Form 10-K
period 2013-07-27
CISCO SYSTEMS, INC.
filed 2013-09-10
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 27, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 0-18225
_____________________________________
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
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 25, 2013 as reported by the NASDAQ Global Select Market on that date: $112,104,863,683
Number of shares of the registrant’s common stock outstanding as of September 4, 2013: 5,361,549,877
_____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2013 Annual Meeting of Shareholders, to be held on November 19, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

1

2

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
General
We design, manufacture, and sell Internet Protocol (IP) based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are utilized at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: The Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC). For revenue and other information regarding these segments, see Note 16 to the Consolidated Financial Statements.
We were incorporated in California in December 1984, and our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our website is www.cisco.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC): our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information posted on our website is not incorporated into this report.
As part of our business focus on the network as the platform for all forms of communications and IT, our products and services are designed to help our customers use technology to address their business imperatives and opportunities-improving productivity and user experience, reducing costs, and gaining a competitive advantage-and to help them connect more effectively with their key stakeholders, including their customers, prospects, business partners, suppliers, and employees. We deliver networking products and solutions designed to simplify and secure customers’ network infrastructures. We also deliver products and solutions that leverage the network to most effectively address market transitions and customer requirements-including in recent periods, virtualization, cloud, collaboration, and video. We believe that integrating multiple network services into and across our products helps our customers reduce their operational complexity, increase their agility, and reduce their total cost of network ownership. Our products and technologies are grouped into the following categories: Switching; Next-Generation Network (NGN) Routing; Service Provider Video; Collaboration; Wireless; Data Center; Security; and Other Products.
Network architectures, built on core routing and switching technologies, are evolving to accommodate the demands of increasing numbers of users, network applications and new network-related markets. These new markets are a natural extension of our core business and have emerged as the network has become the platform for provisioning, integrating, and delivering an ever-increasing array of IT-based products and services.

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
We continue to undergo product transitions in our core business, including the introduction of next-generation products with higher price performance and architectural advantages compared with both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth across these next-generation product families. We believe that our strategy and our ability to innovate and execute may enable us to improve our relative competitive position in many of our product areas even in uncertain or difficult business conditions and, therefore, may continue to provide us with long-term growth opportunities. However, we believe that these newly introduced products may continue to negatively impact product gross margins, which we are currently striving to address through various initiatives, including value engineering, effective supply chain management, and delivering greater customer value through offers that include hardware, software, and services.
We continue to seek to capitalize on market transitions, which we believe are gaining in frequency. Market transitions relating to the network are becoming, in our view, more significant as intelligent networks have moved from being a mere cost center issue—where the focus is on reducing network operating costs and increasing network-related productivity—to becoming, a platform for improved revenue generation as well as driving business agility and strategy execution.
Market transitions for which we are primarily focused include those related to the increased role of virtualization/the cloud, video, collaboration, networked mobility technologies, and the transition from Internet Protocol (IP) Version 4 to Version 6. For example, a significant transition is under way in the enterprise data center market, where the move to virtualization/the cloud is rapidly evolving. There is a continued growing awareness that intelligent networks are becoming the platform for productivity improvement and global competitiveness. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends such as the increasing adoption of virtualization, the rise in scalable processing, and the advent of cloud computing and cloud-based IT resource deployments and business models. These key terms are defined as follows:

•
Virtualization: Refers to the process of creating a virtual, or nonphysical, version of a device or resource, such as a server, storage device, network, or operating system, in such a way that users as well as other devices and resources are able to interact with the virtual resource as if it were an actual physical resource. For example, one type of virtualization is server or data center virtualization, which consists of aggregating the current segregated data center resources into unified, shared resource pools that can be dynamically delivered to applications on demand, thus enabling the ability to move content and applications between devices and the network.

•
The cloud: Refers to an information technology hosting and delivery system in which resources, such as servers or software applications, are no longer tethered to a user’s physical infrastructure but instead are delivered to and consumed by the user “on demand” as an Internet-based service, whether singularly or with multiple other users simultaneously.

This virtualization and cloud-driven market transition in the enterprise data center market is being brought about through the convergence of networking, computing, storage, and software technologies. We are seeking to take advantage of this market transition through, among other things, our Cisco Unified Computing System platform and Cisco Nexus product families, which are designed to integrate the previously segregated technologies in the enterprise data center with a unified architecture. We are also seeking to capitalize on this market transition through the development of other cloud-based product and service offerings through which we intend to enable customers to develop and deploy their own cloud-based IT solutions, including software-as-a-service (SaaS) and other-as-a-service (XaaS) solutions.
The competitive landscape in the enterprise data center market is changing. Very large, well-financed, and aggressive competitors are each bringing their own new class of products to address this new market. We expect this competitive market trend to continue. With respect to this market, we believe the network will be the intersection of innovation through an open ecosystem and open standards. We expect to see acquisitions, further industry consolidation, and new alliances among companies as they seek to serve the enterprise data center market. As we enter this next market phase, we expect that we will strengthen certain strategic alliances, compete more with certain strategic alliances and partners, and perhaps also encounter new competitors and partners in our attempt to deliver the best solutions for our customers.
We are focusing on a market transition involving the move toward more programmable, flexible, and virtual networks, sometimes called software defined networking, or SDN.  This transition is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific integrated circuits (ASICs) with hardware and software elements together to meet customers’ total cost of ownership, quality, security, scalability, and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area. Pursuant to our strategy which is targeted to address a broad range of specific customer use cases, we will look to next steps that will follow the initial implementations that are under way.
We plan to address the SDN opportunity — to enable more open and programmable network infrastructure — with a broad strategy and set of solutions. We introduced the Cisco Open Network Environment, or Cisco ONE, including overlay network technology, application programming interfaces (APIs), and network-operation tools called agents and controllers, and we have over 120 customers in a trial phase for these solutions.
We have also begun introducing our application-centric infrastructure (ACI) strategy, with the goal of going a step further to transform network data centers to better address the demands of  users who will be seeking access to new and current applications on their networks.   Specifically, ACI is a data center networking architecture designed to provide customer IT networks with the ability to deliver business and other applications to end users with a simpler operational model, within a secure and potentially expandable infrastructure, and in a cost-effective manner.
In our view, this evolution — driven by mobile device proliferation and cloud delivered data — is in early stages, but we believe we have a differentiated strategy with a unique ability to deploy data centers in locations ranging from the campus to the cloud.  We intend to continue to drive internal innovation, partner for co-development, and make strategic investments to deliver the highest value solutions to our customers.
We believe that the architectural approach that we have undertaken in the enterprise data center market is adaptable to other markets. An example of a market where we aim to apply this approach is mobility, where growth of IP traffic on handheld devices is driving the need for more robust architectures, equipment, and services in order to accommodate not only an increasing number of worldwide mobile device users, but also increased user demand for broadband-quality business network and consumer web applications to be delivered on such devices. A key term in this mobility-centered market transition is “BYOD,” an acronym for “bring your own device,” which in the context of IT usage in companies, universities, and other organizations refers to the growing trend of employees, customers, students, and others associated with such entities bringing and using their own laptop computers, smartphones, tablets, or other mobile devices for their work or participation, instead of using equipment provided by the organization.
With regard to this market transition, to help such organizations meet the demands of increasing BYOD usage, our product development strategy involves a comprehensive architectural approach that will allow for, among other things, a unified security policy across the whole organization; a simplified operations and network management structure that understands application performance from a user’s perspective, enhances troubleshooting capability, and lowers network operating costs; and an uncompromised user experience over the organization’s entire wireless and wired network that embraces use of any kind of device. Our mobility-related products and solutions reflect this architectural-based approach.
Other market transitions on which we are focusing particular attention include those related to the convergence of video, collaboration, and networked mobility technologies, which we believe will drive productivity and growth in network loads and which convergence appears to be evolving even more quickly and more significantly than we had previously anticipated. Cisco TelePresence systems are one example of product offerings that have incorporated video, collaboration, and networked mobility technologies as customers evolve their communications and business models. More generally, we are focused on simplifying and expanding the creation, distribution, and use of end-to-end video solutions for businesses and consumers.
We believe that several current market transitions are combining into a potentially significant transition in the IP network industry, which we refer to as the Internet of Everything (IoE). IoE refers to the networked connection of people, process, data, and things, such as appliances, devices, and everyday objects, and is a market transition that we believe will create, by bringing “everything” online, significant opportunities for organizations, communities, and countries to obtain greater value from networked connections. In parallel with the anticipated proliferation in number of network-connected things, significant advances have been made in Internet and network-related technologies such as the evolution of the cloud, the advent of IPv6, the proliferation of mobile networking, and the increase in global broadband availability. These advances, in turn, are leading to continuing increases in network capabilities which, in combination with the growth in number of IP connections, are reasons why IoE has the potential to be a significant market transition that, we believe, may offer significant economic and societal benefits.

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

Fixed-Configuration Switches	Modular Switches	Storage
Cisco Catalyst Series:	Cisco Catalyst Series:	Cisco MDS Series:
• Cisco Catalyst 2960 Series	• Cisco Catalyst 4500 Series	• Cisco MDS 9000
• Cisco Catalyst 3560 Series	• Cisco Catalyst 6500 Series
• Cisco Catalyst 3750 Series	• Cisco Catalyst 6800 Series
• Cisco Catalyst 3850 Series

Cisco Nexus Series:	Cisco Nexus Series:
• Cisco Nexus 2000 Series	• Cisco Nexus 7000 Series
• Cisco Nexus 3000 Series
• Cisco Nexus 5000 Series
• Cisco Nexus 6000 Series
Fixed-configuration switches are designed to cover a range of deployments in small and medium-sized businesses. Our fixed-configuration switches are designed to provide a foundation for converged data, voice, and video services. They range from small, standalone switches to stackable models that function as a single, scalable switching unit.
Modular switches are typically utilized by enterprise and service provider customers. These products are designed to offer flexibility and scalability for these customers, which due to their large-scale network demands often need to deploy numerous, advanced-functionality networking services without degrading overall performance.
Fixed-configuration and modular switches also include products such as optics modules, which are shared across multiple product platforms.
Our switching portfolio also includes virtual switches and service offerings. These products provide switching functionality for virtual machines and are designed to operate in a complementary fashion with virtual services to optimize security and application behavior.
During fiscal 2013, we continued to introduce what we believe to be the industry’s most advanced and versatile portfolio of modular, fixed-configuration, blade, and virtual LAN switches for campus, branch, and data center deployments. We also established new performance efficiencies in the industry for data center switching with the Unified Data Center next-generation storage network, which solution provides, in our view, unmatched flexibility with its multiprotocol innovations. Individually, these switches are designed to offer the performance and features required for nearly any deployment, from traditional small workgroups, wiring closets, and network cores to highly virtualized and converged corporate data centers. Working together, these switches are, in our view, the building blocks of an integrated network that delivers scalable and advanced functionality solutions—protecting, optimizing, and growing as a customer’s business needs evolve. We also recently announced a versatile and broad approach to network programmability, called Cisco ONE, aimed at helping customers drive the next wave of business innovation through trends such as cloud, mobility, social networking, and video. Cisco ONE is designed to enable flexible, application-driven customization of network infrastructures to help businesses realize objectives such as increased service velocity, resource optimization, and faster monetization of new services.

NGN Routing
NGN technology is fundamental to the foundation of the Internet. This category of technologies interconnects public and private wireline and mobile networks for mobile, data, voice, and video applications. Our NGN portfolio of hardware and software solutions consists primarily of routers and routing systems and is designed to meet the scale, reliability, and security needs of our customers. In our view, our portfolio is differentiated from those of our competitors through the advanced capabilities, which we sometimes refer to as “intelligence,” that our products provide at each layer of network infrastructure to deliver performance in the transmission of information and media-rich applications.
As to specific products, we offer a broad range of hardware and software solutions, from core network infrastructure and mobile network for service providers and enterprises, to access routers for branch offices and for telecommuters and consumers at home. Key product areas within our NGN Routing category are as follows:

High-End Routers	Midrange and Low-End Routers	Other NGN Routing
Cisco Aggregation Services Routers (ASRs):	Cisco Integrated Services Routers (ISRs):	Optical networking products:
• Cisco ASR 901 and 903 Series	• Cisco 800 Series ISR	Other routing products
• Cisco ASR 1000 Series	• Cisco 1900 Series ISR
• Cisco ASR 5000 and 5500 Series	• Cisco 2900 Series ISR
• Cisco ASR 9000 Series	• Cisco 3900 Series ISR
• Cisco ISR-AX
Cisco Carrier Routing Systems (CRS):
• Cisco CRS-1 Carrier Router
• Cisco CRS-3 Multishelf System
• Cisco CRS-X
• Cisco 7600 Series
Cisco Quantum Software Suite
Small cell access routers
Within our high-end routing category, we experienced continued adoption of our edge and mobile routing offerings, consisting of our Cisco ASR 9000 Series Routers and Cisco ASR 5500 products during fiscal 2013. Additionally, we made strategic acquisitions to further develop our differentiated software solutions consisting of wide-area-networking (WAN) orchestration, self-optimizing network (SON), and policy-based routing (PBR) which comprise the Cisco Quantum Software Suite offering, and we enhanced our small cell router portfolio with the Ubiquisys Limited acquisition. We continue to provide further enhancements to our NGN Routing portfolio through our architectural approach, which seeks to combine silicon, systems and software to enable the next-generation IoE and compelling new experiences for consumers, new revenue opportunities for service providers, and new ways to collaborate in the workplace.

Service Provider Video
Our end-to-end, digital video distribution systems and digital interactive set-top boxes enable service providers and content originators to deliver entertainment, information, and communication services to consumers and businesses around the world.  Key product areas within our Service Provider Video category are as follows:

Service Provider Video Infrastructure	Video Software and Solutions
Set-top boxes:	• Content security systems
• IP set-top boxes	• Digital content management products
• Digital cable set-top boxes	• Digital headend products
• Digital transport adapters	• Digital media network products
• Integration services
Cable/Telecommunications Access:	• Service provider video software solutions (Videoscape)
• Cable modem termination systems (CMTS)
• Hybrid fiber coaxial (HFC) access network products
• Quadrature amplitude modulation products (QAM)

Cable modems:
• Data modems
• Embedded media terminal adapters
• Wireless gateways
On July 30, 2012, we completed our acquisition of NDS Group Limited (“NDS”), a provider of video software and content security solutions that enable service providers and media companies to securely deliver and monetize new video entertainment experiences. The acquisition of NDS will be combined with the delivery of Cisco Videoscape, Cisco’s comprehensive content delivery platform that enables service providers and media companies to deliver next-generation entertainment experiences.
Collaboration
Our Collaboration portfolio integrates voice, video, data, and mobile applications on fixed and mobile networks across a wide range of devices and endpoints, including mobile phones, tablets, desktop and laptop computers, and desktop virtualization clients. Key products areas within our Collaboration category are as follows:

Unified Communications:
• IP phones
• Call center and messaging products
• Unified communications infrastructure products
• Web-based collaborative offerings (“WebEx”)
Cisco TelePresence Systems
During fiscal 2013, our Unified Communication offerings expanded with the introduction of the Cisco Unified IP Conference Phone 8831 and Cisco Desktop Collaboration Experience DX650. The Cisco Unified IP Conference Phone 8831 is designed to deliver superior acoustic sound and room-size flexibility and features both wired and wireless extension microphones. The Cisco Desktop Collaboration Experience DX650 offers high-definition voice and video communications, integrated collaboration, end-user personalization, and cloud readiness in a single package powered by the widely used Android operating system. We combined these product introductions with infrastructure developments across the Collaboration portfolio, with the aim of driving interoperability across vendor, business, and consumer boundaries. Additionally, we announced a new release related to our Unified Communications Manager platform to deliver voice, video, messaging, mobility, and security functionality in a manner designed to enhance flexibility, to increase the ability to bridge disparate systems, and to protect the customer’s investments.

Wireless
Wireless access via wireless fidelity (Wi-Fi) is a fast growing enterprise technology with companies and public institutions across the globe investing to provide indoor and outdoor coverage with seamless roaming for voice, video, and data applications. We aim to deliver an optimized user experience over Wi-Fi and leverage the intelligence of the network to solve business problems. Our wireless solutions include wireless access points; standalone, switch-converged, and cloud managed solutions; and network managed services.  Our wireless solutions portfolio is enhanced with security and location-based services via our Mobility Services Engine (MSE) solution. Our offerings provide users with simplified management and mobile device troubleshooting features that are designed to reduce operational cost and maximize flexibility and reliability. We are also investing in customized chipset development to deliver innovative radio frequency (RF) product functionality such as our CleanAir proactive spectrum intelligence, our ClientLink solution for mobile devices, and our VideoStream video optimization technology.
Key product areas within our Wireless category are as follows:

Cisco Aironet Series
Access point modules for 3600 Series (802.11ac, 3G, WSSI)
Controllers (standalone and integrated)
Meraki wireless cloud solutions
In fiscal 2013, we introduced Connected Mobile Experience (CMX), a Wi-Fi location data analytics platform designed to enable our business customers to enhance the mobile device experiences of their customers and thereby create new monetization opportunities. We also expanded our Unified Access portfolio with our Cisco 5760 Wireless LAN Controller and Cisco Catalyst 3850 Series Switches with the aim of converging wireline and mobile networks into one physical infrastructure and, additionally, achieving greater network intelligence, performance, and integration with our Cisco ONE platform. Our acquisitions of Meraki, Inc. (“Meraki”), a cloud managed networking company, and ThinkSmart Technologies Limited, a specialist in Wi-Fi data location analytics, in our view strengthened our Unified Access platform. The acquisition of Meraki is intended to expand our strategy by providing scalable, easy-to-deploy, on-premise networking solutions for midmarket businesses that can be centrally managed from the cloud.
Data Center
Our Data Center product category has been our fastest growing major product category for the past three fiscal years. Cisco Unified Data Center unites computing, networking, storage, management, and virtualization into a single, fabric-based platform designed to increase and simplify operating efficiencies and provide business agility. Unified Data Center is specifically designed for virtualization and automation and enables on-demand provisioning from shared pools of infrastructure across physical and virtual environments.
Key product areas within our Data Center product category are as follows:

Cisco Unified Computing System (UCS):
• Cisco UCS B-Series Blade Servers
• Cisco UCS C-Series Rack Servers
• Cisco UCS Fabric Interconnects
• Cisco UCS Manager and Cisco UCS Central Software
• Cisco UCS Director

Server Access Virtualization:
• Cisco Nexus 1000V
• Cisco Nexus 1000V InterCloud

During fiscal 2013 we expanded the systems management capabilities of the Cisco UCS management domain with the addition of Cisco UCS Central, which platform is designed to expand the Cisco UCS management domain to encompass thousands of servers across one or many data centers. We continued to invest in data center and cloud management software by our acquisition of Cloupia, Inc., from which our Cisco UCS Director product evolved. In addition, we continued to invest in data center-related technologies obtained from prior acquisitions, and we developed new management software innovations related to Cisco UCS. We also introduced our Cisco Nexus 1000V InterCloud offering, which provides the architectural foundation for secure hybrid clouds, with the aim of allowing enterprises to easily and securely connect the enterprise data center to the public cloud.

Our fiscal 2013 Data Center product innovations were designed to further our strategy of enabling customers to consolidate both physical and virtualized workloads with unique application requirements onto a single unified, scalable, centrally managed, and automated system. Our strategy has resulted in a portfolio of standalone and converged infrastructure solutions designed to preserve customer choice, accelerate business initiatives, reduce risk, lower the cost of IT, and represent a comprehensive solution when collectively deployed.
Security
Security is a significant business concern, and we believe it is a top investment priority for our customers. Security threats continue to escalate, resulting in the loss of revenue, intellectual property, and reputation. Our security portfolio of products and services offers identity, network, and content security solutions designed to enable customers to reduce the impact of threats and realize the benefits of a mobile, collaborative, and cloud-enabled business. Our products in this category span firewall, intrusion prevention, remote access, virtual private networks (VPNs), unified clients, network admission control, web gateways, and email gateways. Our AnyConnect Secure Mobility Client solution enables users to access networks with their mobile device of choice, such as laptops and smartphone-based mobile devices, while allowing organizations to manage the security risks of networks. Our cloud-based web security service is designed to provide real-time threat protection and to prevent malware from reaching corporate networks, including roaming or mobile users. We provide security solutions that are designed to be integrated, timely, comprehensive, and effective, helping to ensure holistic security for organizations worldwide.
During fiscal 2013, we extended our security solutions to address the expanding needs of our customers. These solutions focus on fortifying our data centers against threats and on enhancing email and web security to meet the stringent requirements of a more mobile workforce. We also completed our acquisition of Cognitive Security, the product line of which applies artificial intelligence techniques to detect advanced cyberthreats.
In the fourth quarter of fiscal 2013 we announced that we entered into a definitive agreement to acquire Sourcefire, Inc. (“Sourcefire”), a leader in intelligent cybersecurity solutions. Sourcefire delivers innovative, highly automated security through continuous awareness, threat detection and protection across its portfolio, including next-generation intrusion prevention systems, next-generation firewalls, and advanced malware protection. With the Sourcefire acquisition, we aim to accelerate our security strategy of defending, discovering, and remediating advanced threats to provide continuous security solutions to our customers in more places across the network.
Other Products
Our Other Products category primarily consists of certain emerging technologies and other networking products.
Service
In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services.
Technical support services help ensure that our products operate efficiently, remain available, and benefit from the most up-to-date system software that we have developed. These services help customers protect their network investments and minimize downtime for systems running mission-critical applications. A key example of this is our Cisco Smart Services offering, which leverages the intelligence from Cisco’s millions of devices and customer connections to protect and optimize network investment for our customers and partners.
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

Customers and Markets
Many factors influence the IT, collaboration, and networking requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and business applications deployed throughout the customer’s network. Our customer base is not limited to any specific industry, geography, or market segment. In each of the past three fiscal years, no single customer has accounted for 10% or more of our revenue. Our customers primarily operate in the following markets: enterprise, service provider, commercial, and public sector.
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
Service Providers
Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. They include regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also group media, broadcast, and content providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based services and content-based and application-based services. Service providers use a variety of our routing and switching, optical, security, video, mobility, and network management products, systems, and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks, which requirements are addressed, we believe, by our architectural approach.
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
Sales Overview
As of the end of fiscal 2013, our worldwide sales and marketing departments consisted of 24,938 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in 94 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, and distributors.
Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. Some service providers are also systems integrators.
Distributors hold inventory and typically sell to systems integrators, service providers, and other resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. Revenue from distributors is recognized based on a sell-through method using information provided by them. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.
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
Product Backlog
Our product backlog at July 27, 2013, the last day of our 2013 fiscal year, was approximately $4.9 billion, compared with product backlog of approximately $5.0 billion at July 28, 2012, the last day of our 2012 fiscal year. The product backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.
Acquisitions, Investments, and Alliances
The markets in which we compete require a wide variety of technologies, products, and capabilities. Our growth strategy is based on the three components of innovation, which we sometimes refer to as our “build, buy, and partner” approach. The foregoing is a way of describing how we strive to innovate: we can internally develop, or build, our own innovative solutions; we can acquire, or buy, companies with innovative technologies; and we can partner with companies to jointly develop and/or resell product technologies and innovations. The combination of technological complexity and rapid change within our markets makes it difficult for a single company to develop all of the technological solutions that it desires to offer within its family of products and services. We work to broaden the range of products and services we deliver to customers in target markets through acquisitions, investments, and alliances. To summarize, we employ the following strategies to address the need for new or enhanced networking and communications products and services:

•	Developing new technologies and products internally

•	Acquiring all or parts of other companies

•	Entering into joint development efforts with other companies

•	Reselling other companies’ products
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
Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. Companies that we have, or recently had, strategic alliances with include the following:
Accenture Ltd; AT&T Inc.; Cap Gemini S.A.; Citrix Systems, Inc.; EMC Corporation; Fujitsu Limited; Intel Corporation; International Business Machines Corporation; Italtel SpA; Johnson Controls Inc.; Microsoft Corporation; NetApp, Inc.; Nokia Siemens Networks; Oracle Corporation; Red Hat, Inc.; SAP AG; Sprint Nextel Corporation; Tata Consultancy Services Ltd.; VCE Company, LLC (“VCE”); VMware, Inc.; Wipro Limited; and others.
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
Our competitors include Alcatel-Lucent; Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Microsoft Corporation; Motorola Solutions, Inc.; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Symantec Corporation; and VMware, Inc.; among others.
Some of these companies compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and in our view this trend may increase. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated within the data center. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits offering advanced services, standards-based protocols, cloud computing, and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

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
Research and Development
We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Switching, NGN Routing, Service Provider Video, Collaboration, Wireless, Data Center, Security, and Other Product technologies, for this purpose. Our research and development expenditures were $5.9 billion, $5.5 billion, and $5.8 billion in fiscal 2013, 2012, and 2011, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of focus are tied to our foundational priorities and include, but are not limited to, our core routing and switching products, collaboration, and the Cisco Unified Computing System and other products related to the data center. Our expenditures for research and development costs were expensed as incurred.
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
Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as continuity of supply; inventory management; flexibility regarding capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property. We have not entered into any significant long-term contracts with any manufacturing service provider. We generally have the option to renew arrangements on an as-needed basis. These arrangements generally do not commit us to purchase any particular amount or any quantities beyond certain amounts covered by orders or forecasts that we submit covering discrete periods of time, defined as less than one year.

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
Employees
Employees are summarized as follows:

July 27, 2013
Employees by geography:
United States	37,275
Rest of world	37,774
Total	75,049
Employees by line item on the Consolidated Statements of Operations:
Cost of sales (1)	16,349
Research and development	26,416
Sales and marketing	24,938
General and administrative	7,346
Total	75,049
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

Executive Officers of the Registrant
The following table shows the name, age, and position as of August 31, 2013 of each of our executive officers:

Name	Age	Position with the Company
Frank A. Calderoni	56	Executive Vice President and Chief Financial Officer
John T. Chambers	64	Chairman, Chief Executive Officer, and Director
Mark Chandler	57	Senior Vice President, Legal Services, General Counsel and Secretary, and Chief Compliance Officer
Blair Christie	41	Senior Vice President, Chief Marketing Officer
Wim Elfrink	61	Executive Vice President, Emerging Solutions and Chief Globalisation Officer
Robert W. Lloyd	57	President, Development and Sales
Gary B. Moore	64	President and Chief Operating Officer
Pankaj Patel	59	Executive Vice President and Chief Development Officer, Global Engineering
Randy Pond	59	Executive Vice President, Operations, Processes and Systems
Charles H. Robbins	47	Senior Vice President, Worldwide Field Operations
Mr. Calderoni joined Cisco in May 2004 as Vice President, Worldwide Sales Finance. In June 2007, he was promoted to Senior Vice President, Customer Solutions Finance. He was appointed to his current position effective in February 2008. From March 2002 until he joined Cisco, Mr. Calderoni served as Senior Vice President and Chief Financial Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he was Senior Vice President, Finance and Administration and Chief Financial Officer of SanDisk Corporation from February 2000 to February 2002. Prior to that, he was employed by IBM Corporation, where he held a number of executive positions. Mr. Calderoni also serves on the Board of Directors of Adobe Systems Incorporated.
Mr. Chambers has served as Chief Executive Officer since January 1995, as Chairman of the Board of Directors since November 2006, and as a member of the Board of Directors since November 1993. Mr. Chambers also served as President from January 31, 1995 to November 2006. He joined Cisco as Senior Vice President in January 1991 and was promoted to Executive Vice President in June 1994. Mr. Chambers was promoted to President and Chief Executive Officer as of January 31, 1995. Before joining Cisco, he was employed by Wang Laboratories, Inc. for eight years, where, in his last role, he was the Senior Vice President of U.S. Operations.
Mr. Chandler joined Cisco in July 1996, upon Cisco’s acquisition of StrataCom, Inc., where he served as General Counsel. He served as Cisco’s Managing Attorney for Europe, the Middle East, and Africa from December 1996 until June 1999; as Director, Worldwide Legal Operations from June 1999 until February 2001; and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, he was promoted to Vice President, Legal Services and General Counsel, and in May 2003, he was also appointed Secretary. In February 2006, he was promoted to Senior Vice President, and in May 2012 was appointed Chief Compliance Officer. Before joining StrataCom, he had served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.
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
Mr. Elfrink joined Cisco in 1997 as Vice President of Cisco Services in Europe. In November 2000, he was promoted to Senior Vice President, Cisco Services and took over global responsibility for the function, relocating to San Jose, California. Mr. Elfrink was appointed Chief Globalisation Officer in December 2006 and moved to Bangalore, India to establish Cisco’s Globalisation Centre East. In August 2007, he was named Executive Vice President. In February 2011, Mr. Elfrink was appointed to his current position, in which he heads three of Cisco’s global initiatives: Cisco’s Industry Solutions Group, the Emerging Countries initiatives, and Cisco’s globalisation strategy.
Mr. Lloyd joined Cisco in November 1994 as General Manager of Cisco Canada. In October 1998, he was promoted to Vice President, EMEA (Europe, Middle East, and Africa); in February 2001, he was promoted to Senior Vice President, EMEA; and in July 2005, Mr. Lloyd was appointed Senior Vice President, U.S., Canada, and Japan. In April 2009, he was promoted to Executive Vice President, Worldwide Operations. In October 2012, Mr. Lloyd was appointed to his current position.

Mr. Moore joined Cisco in October 2001 as Senior Vice President, Advanced Services. In August 2007, he also assumed responsibility as co-lead of Cisco Services. In May 2010, he was promoted to Executive Vice President, Cisco Services and in February 2011, he was appointed Executive Vice President and Chief Operating Officer. In October 2012, Mr. Moore was appointed to his current position. Immediately before joining Cisco, Mr. Moore served for approximately two years as chief executive officer of Netigy Corporation, a network consulting company. Prior to that, he was employed by Electronic Data Systems, where he held a number of senior executive positions.
Mr. Patel joined Cisco in July 1996 upon Cisco’s acquisition of StrataCom, Inc., serving from July 1996 through September 1999 as a Senior Director of Engineering. From November 1999 through January 2003, he served as Senior Vice President of Engineering at Redback Networks Inc., a networking equipment provider later acquired by Ericsson. In January 2003, Mr. Patel rejoined Cisco as Vice President and General Manager, Cable Business Unit, and was promoted to Senior Vice President in July 2005. In January 2006, Mr. Patel was named Senior Vice President and General Manager, Service Provider Business and, additionally, in May 2011 became co-leader of Engineering. In June 2012, Mr. Patel assumed the leadership of Engineering. In August 2012, Mr. Patel was promoted to his current position.
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
Mr. Robbins joined Cisco in December 1997, from which time until March 2002 he held a number of managerial positions within Cisco’s sales organization. Mr. Robbins was promoted to Vice President in March 2002, assuming leadership of Cisco’s U.S. channel sales organization. Additionally, in July 2005 he assumed leadership of Cisco’s Canada channel sales organization. In December 2007, Mr. Robbins was promoted to Senior Vice President, U.S. Commercial, and in August 2009 he was appointed Senior Vice President, U.S. Enterprise, Commercial and Canada. In July 2011, Mr. Robbins was named Senior Vice President, Americas. In October 2012, Mr. Robbins was promoted to his current position.

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

•	New business models for our offerings, such as XaaS, where costs are borne up front while revenue is recognized over time

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to such fluctuations, as described below

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
The global macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, the impact of uncertainty regarding the U.S. federal budget including the effect of the recent sequestration, tapering of bond purchases by the U.S. Federal Reserve, the instability in the geopolitical environment in many parts of the world and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty.
Our revenue may grow at a slower rate than in past periods or may decline, which for example occurred in fiscal 2009. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter, primarily in the United States and in emerging countries. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue.
Inventory management remains an area of focus. We have experienced longer than normal manufacturing lead times in the past which have caused some customers to place the same order multiple times within our various sales channels and to cancel the duplicative orders upon receipt of the product, or to place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue and, as a result, could impair our ability to manage parts inventory effectively. In addition, our efforts to improve manufacturing lead-time performance may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter revenue and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our level of product gross margins declined in fiscal 2011 and to a lesser extent in fiscal 2012 and fiscal 2013 and may continue to decline and be adversely affected by numerous factors, including:

•	Changes in customer, geographic, or product mix, including mix of configurations within each product group

•	Introduction of new products, including products with price-performance advantages, and new business models for our offerings such as XaaS

•	Our ability to reduce production costs

•	Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development

•	Sales discounts

•	Increases in material, labor or other manufacturing-related costs, which could be significant especially during periods of supply constraints

•	Excess inventory and inventory holding charges

•	Obsolescence charges

•	Changes in shipment volume

•	The timing of revenue recognition and revenue deferrals

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
In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. Further, sales of our products outside of agreed territories can result in disruption to the Company’s distribution channels.
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
For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits offering advanced services, standards based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.

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
A reduction or interruption in supply; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or re-ramping manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
The process of developing new technology, including technology related to more programmable, flexible and virtual networks, is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, our business could be harmed. Furthermore, we may not execute successfully on our vision because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, revenue, and earnings. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our newer product categories such as Data Center and Collaboration as well as those in our Other Products category that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.
CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES, ASSET IMPAIRMENTS AND WORKFORCE REDUCTIONS
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.
In August 2013, we announced that we are rebalancing our resources with a workforce reduction plan that will impact approximately 4,000 employees or 5% of our global workforce. We expect to take action under this plan beginning in the first quarter of fiscal 2014, and we expect to incur significant charges as a result of these activities. The implementation of this workforce reduction plan may be disruptive to our business, and following completion of the workforce reduction plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.
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

OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS
A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of the Internet, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or uncertainty and related reduction in capital spending adversely affect spending on Internet infrastructure we could experience material harm to our business, operating results, and financial condition.
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
PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
We conduct significant sales and customer support operations in countries around the world and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the recent sequestration, tapering of bond purchases by the U.S. Federal Reserve, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	Foreign currency exchange rates

•	Political or social unrest

•
Economic instability or weakness or natural disasters in a specific country or region; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries

•	Political considerations that affect service provider and government spending patterns

•	Health or similar issues, such as a pandemic or epidemic

•	Difficulties in staffing and managing international operations

•	Adverse tax consequences, including imposition of withholding or other taxes on our global operations
WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN WEAKENED MARKETS, WHICH COULD RESULT IN MATERIAL LOSSES
Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. We monitor individual customer payment capability in granting such open credit arrangements, seek to limit such open credit to amounts we believe the customers can pay, and maintain reserves we believe are adequate to cover exposure for doubtful accounts. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. We expect demand for customer financing to continue, and recently we have been experiencing an increase in this demand as the credit markets have been impacted by the challenging and inconsistent global macroeconomic environment, including increased demand from customers in certain emerging countries.
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
OUR OPERATING RESULTS MAY BE ADVERSELY AFFECTED AND DAMAGE TO OUR REPUTATION MAY OCCUR DUE TO PRODUCTION AND SALE OF COUNTERFEIT VERSIONS OF OUR PRODUCTS
As is the case with leading products around the world, our products are subject to efforts by third parties to produce counterfeit versions of our products. While we work diligently with law enforcement authorities in various countries to block the manufacture of counterfeit goods and to interdict their sale, and to detect counterfeit products in customer networks, and have succeeded in prosecuting counterfeiters and their distributors, resulting in fines, imprisonment and restitution to us, there can be no guarantee that such efforts will succeed.  While counterfeiters often aim their sales at customers who might not have otherwise purchased our products due to lack of verifiability of origin and service, such counterfeit sales, to the extent they replace otherwise legitimate sales, could adversely affect our operating results.
OUR OPERATING RESULTS AND FUTURE PROSPECTS COULD BE MATERIALLY HARMED BY UNCERTAINTIES OF REGULATION OF THE INTERNET
Currently, few laws or regulations apply directly to access or commerce on the Internet. We could be materially adversely affected by regulation of the Internet and Internet commerce in any country where we operate. Such regulations could include matters such as voice over the Internet or using IP, encryption technology, sales or other taxes on Internet product or service sales, and access charges for Internet service providers. The adoption of regulation of the Internet and Internet commerce could decrease demand for our products and, at the same time, increase the cost of selling our products, which could have a material adverse effect on our business, operating results, and financial condition.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $385 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of July 27, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit or domestic manufacturing deduction laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that have or may be affected by earthquake, tsunami and flooding activity which in the past has disrupted, and in the future could disrupt, the flow of components and delivery of products. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition.
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. We had no commercial paper notes outstanding under this program as of July 27, 2013. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

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
Outside the United States our operations are conducted primarily in leased sites, such as our Globalisation Centre East campus in Bangalore, India. Other significant sites (in addition to the two non-U.S. headquarters locations) are located in Belgium, China, France, Germany, India, Israel, Italy, Japan, Norway and the United Kingdom.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $385 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of July 27, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against Cisco and certain of its officers and directors. The lawsuits were consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action was purportedly brought on behalf of purchasers of Cisco’s publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. On February 12, 2012, we filed a motion seeking to dismiss all claims in the amended complaint. On March 29, 2013, the Court granted our motion and dismissed the amended complaint, finding no facts or inferences to support the plaintiffs’ allegations. Plaintiffs chose not to file an amended complaint and not to pursue an appeal. The Court dismissed the entire lawsuit with prejudice on April 29, 2013.
Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against our Board of Directors and several of our officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief. In light of the United States District Court’s dismissal of the purported shareholder class action noted above, the consolidated federal derivative action was dismissed on May 9, 2013, and the state derivative lawsuits were dismissed on May 16, 2013.
We were subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that various of our products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that our accused products do not infringe any of VirnetX’s patents asserted in the lawsuit. On April 3, 2013, VirnetX filed a motion seeking a new trial on the issue of infringement, which we have opposed. The Court held a hearing on VirnetX’s motion for a new trial in June 2013 but has not issued a ruling.
We were subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse’s remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse’s fraud by concealment claim alleged that we did not disclose our decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of our products infringed two of XpertUniverse’s patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. We believe we have strong arguments to overturn the fraud damage award or to obtain a new trial. In May and June, 2013, we filed post-trial motions. The Court has not yet set a date for a hearing. If the Court does not grant our post-trial motions, we will pursue an appeal. While the ultimate outcome of the case may still result in a loss, we do not expect it to be material.

Cisco and a service provider customer were subject to patent claims asserted by TiVo, Inc. (“TiVo”) on June 4, 2012 in the United States District Court for the Eastern District of Texas.  TiVo alleged that our digital video recorders deployed by the service provider customer infringed certain of its patents.  TiVo sought monetary damages and injunctive relief.  The trial on these claims was scheduled to begin in March 2014.  TiVo previously filed a similar patent lawsuit, which was scheduled for trial in June 2013, against the same service provider customer, accusing digital video recorders manufactured by one of our competitors.  Beginning in late May 2013, prior to that trial, the parties to that case and Cisco conducted a mediation which resulted in a settlement and dismissal of all outstanding litigation between the parties. Under the terms of the settlement, in exchange for a single, lump sum monetary payment to TiVo by Cisco of $294 million, Cisco received a perpetual license to the patents-in-suit, Cisco and TiVo entered into a ten year cross license applicable to the video field, and Cisco and TiVo agreed not to sue one another for infringement of any other patents for a period of five years. In connection with the settlement, we recorded $172 million to cost of sales during the fourth quarter of fiscal 2013, with the remainder of the settlement recorded against the amounts previously reserved and as an intangible asset to be amortized over its estimated useful life.
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

(a)
Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. Information regarding the market prices of Cisco common stock as well as quarterly cash dividends declared on Cisco’s common stock during fiscal 2013 and 2012 may be found in Supplementary Financial Data on page 121 of this report. There were 51,132 registered shareholders as of September 4, 2013.

(b)	Not Applicable.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 28, 2013 to May 25, 2013	—	—	—	$4,254
May 26, 2013 to June 22, 2013	10	$24.38	10	$4,009
June 23, 2013 to July 27, 2013	37	$24.91	37	$3,094
Total	47	$24.80	47
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 27, 2013, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. During fiscal 2013, we repurchased and retired 128 million shares of our common stock at an average price of $21.63 per share for an aggregate purchase price of $2.8 billion. As of July 27, 2013, we had repurchased and retired 3.9 billion shares of our common stock at an average price of $20.40 per share for an aggregate purchase price of $78.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $3.1 billion with no termination date.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 13 to the Consolidated Financial Statements).

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
The following graph shows a five-year comparison of the cumulative total shareholder return on Cisco common stock with the cumulative total returns of the S&P Information Technology Index and the S&P 500 Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on July 25, 2008. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.
Comparison of 5-Year Cumulative Total Return Among Cisco Systems, Inc.,
the S&P Information Technology Index and the S&P 500 Index

	July 2008	July 2009	July 2010	July 2011	July 2012	July 2013
Cisco Systems, Inc.	$100.00	$97.55	$102.85	$71.72	$71.57	$119.81
S&P Information Technology	$100.00	$90.30	$102.69	$122.40	$138.38	$153.79
S&P 500	$100.00	$80.04	$91.11	$109.02	$118.97	$148.71

Item 6.	Selected Financial Data
Five Years Ended July 27, 2013 (in millions, except per-share amounts)

Years Ended	July 27, 2013 (1)	July 28, 2012	July 30, 2011 (2)	July 31, 2010	July 25, 2009
Revenue	$48,607	$46,061	$43,218	$40,040	$36,117
Net income	$9,983	$8,041	$6,490	$7,767	$6,134
Net income per share—basic	$1.87	$1.50	$1.17	$1.36	$1.05
Net income per share—diluted	$1.86	$1.49	$1.17	$1.33	$1.05
Shares used in per-share calculation—basic	5,329	5,370	5,529	5,732	5,828
Shares used in per-share calculation—diluted	5,380	5,404	5,563	5,848	5,857
Cash dividends declared per common share	$0.62	$0.28	$0.12	$—	$—
Net cash provided by operating activities	$12,894	$11,491	$10,079	$10,173	$9,897
	July 27, 2013	July 28, 2012	July 30, 2011	July 31, 2010	July 25, 2009
Cash and cash equivalents and investments	$50,610	$48,716	$44,585	$39,861	$35,001
Total assets	$101,191	$91,759	$87,095	$81,130	$68,128
Debt	$16,211	$16,328	$16,822	$15,284	$10,295
Deferred revenue	$13,423	$12,880	$12,207	$11,083	$9,393

(1)
In the second quarter of fiscal 2013, the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to its federal income tax returns for the fiscal years ended July 27, 2002 through July 28, 2007. As a result of the settlement, Cisco recorded a net tax benefit of $794 million. Also during the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2012. As a result of the credit, Cisco recognized tax benefits of $184 million in fiscal 2013, of which $72 million related to fiscal 2012 R&D expenses.

(2)	Net income for the year ended July 30, 2011 included restructuring and other charges of $694 million, net of tax. See Note 5 to the Consolidated Financial Statements.
No other factors materially affected the comparability of the information presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

OVERVIEW
We design, manufacture, and sell Internet Protocol (IP) based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use. We provide a broad line of products for transporting data, voice, and video within buildings, across campuses, and around the world. Our products are designed to transform how people connect, communicate, and collaborate. Our products are utilized at enterprise businesses, public institutions, telecommunications companies and other service providers, commercial businesses, and personal residences.

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Fiscal Year Ended
	July 27, 2013	July 28, 2012	Variance		July 27, 2013	July 28, 2012	Variance
Revenue	$12,417	$11,690	6.2%		$48,607	$46,061	5.5%
Gross margin percentage	59.2%	60.6%	(1.4)	pts	60.6%	61.2%	(0.6)	pts
Research and development	$1,517	$1,416	7.1%		$5,942	$5,488	8.3%
Sales and marketing	$2,360	$2,417	(2.4)%		$9,538	$9,647	(1.1)%
General and administrative	$590	$711	(17.0)%		$2,264	$2,322	(2.5)%
Total R&D, sales and marketing, general and administrative	$4,467	$4,544	(1.7)%		$17,744	$17,457	1.6%
Total as a percentage of revenue	36.0%	38.9%	(2.9)	pts	36.5%	37.9%	(1.4)	pts
Amortization of purchased intangible assets	$66	$91	(27.5)%		$395	$383	3.1%
Restructuring and other charges	$—	$79	(100.0)%		$105	$304	(65.5)%
Operating income as a percentage of revenue	22.7%	20.3%	2.4	pts	23.0%	21.9%	1.1	pts
Income tax percentage	20.9%	19.7%	1.2	pts	11.1%	20.8%	(9.7)	pts
Net income	$2,270	$1,917	18.4%		$9,983	$8,041	24.2%
Net income as a percentage of revenue	18.3%	16.4%	1.9	pts	20.5%	17.5%	3.0	pts
Earnings per share—diluted	$0.42	$0.36	16.7%		$1.86	$1.49	24.8%

Fiscal 2013 Compared with Fiscal 2012—Financial Performance
Revenue increased 6%, with product revenue increasing 5% and service revenue increasing 9%. Total gross margin decreased by 0.6 percentage points. Various items such as higher amortization of purchased intangible assets and the TiVo patent litigation settlement in the fourth quarter of fiscal 2013 contributed to the product gross margin percentage decline. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 1.4 percentage points, primarily due to lower sales and marketing expenses and lower general and administrative expenses. General and administrative expenses were lower due primarily to the absence in the current fiscal year of impairment charges on real estate held for sale. Operating income as a percentage of revenue increased by 1.1 percentage points, primarily as a result of an increase in revenue, lower restructuring charges, and our continuing focus on expense management. Diluted earnings per share increased by 25% from the prior year, a result of both a 24% increase in net income and also, to a lesser degree, from a slight decline of 24 million shares in our diluted share count. A significant driver of the increase in net income in fiscal 2013 was our realization of additional tax benefits of $1.0 billion, primarily related to a tax settlement with the IRS and the reinstatement of the U.S. federal R&D tax credit.
Fiscal 2013 Compared with Fiscal 2012—Business Summary
Our solid fiscal 2013 performance reflects our continued execution on our financial strategy to deliver profitable growth to maximize shareholder value for the long term. In what continues to be a challenging and inconsistent global macroeconomic environment, we grew profits faster than revenue, with revenue increasing by 6%, while net income increased by 24%.
In fiscal 2013, revenue increased by $2.5 billion. The Americas contributed $2.1 billion of the increase, led by higher sales in the United States. APJC contributed $0.3 billion to the revenue increase, led by strong sales growth in India. EMEA added $0.1 billion to the revenue increase in fiscal 2013. Both our product and service categories experienced revenue growth across each of our geographic segments. We encountered certain challenges from a geographic perspective, including those related to macroeconomic challenges in much of Europe. We also faced some macroeconomic challenges in APJC, particularly in the fourth quarter of fiscal 2013, which most notably involved China and Japan. Partially offsetting these challenges was solid revenue growth in fiscal 2013 in certain emerging countries such as Mexico within the Americas, India within APJC, and Russia within EMEA.
From a customer markets standpoint, in fiscal 2013 we had solid revenue growth in the commercial market, as well as growth in the service provider market, due in large part to the acquisition of NDS. The enterprise and public sector customer markets experienced slight declines in revenue in fiscal 2013 as compared with fiscal 2012. Global public sector spending was a challenge for us in fiscal 2013, particularly in the Americas, attributable in part to lower U.S. public sector spending during parts of fiscal 2013 as compared with fiscal 2012.
In fiscal 2013, product revenue increased by $1.7 billion, while service revenue increased by $0.8 billion. The product revenue increase was driven by the following: an increase of $1.0 billion from Service Provider Video products, driven primarily by the acquisition of NDS at the beginning of fiscal 2013; an increase of $0.8 billion from Data Center products, due to continued strong customer demand; and an increase of $0.5 billion from Wireless products, due to continued demand for these solutions. These product revenue increases, along with the service revenue contribution, reflect, in our view, the success we are experiencing with our technology architectures and our ability to deliver customer solutions, particularly in both the enterprise and service provider data center and cloud environments. Overall, our product revenue from our core product areas was flat as an increase in revenue from our Switching products was offset by a decrease in revenue from our NGN Routing products.
We achieved solid and profitable growth in fiscal 2013, and did so in a challenging and inconsistent global macroeconomic environment. This included, in particular, weakness in the European economy, lower global public sector spending, and a conservative approach to IT-related capital spending by customers. Notwithstanding improvements we saw in some of these areas during the latter part of fiscal 2013, our business in fiscal 2014 may continue to be impacted by these challenges, as well as other macroeconomic challenges including weakness in certain emerging countries, such as China.

In order to invest more significantly in our growth opportunity areas of our portfolio including cloud, Data Center, mobility, services, software and security, we will rebalance our resources in fiscal 2014. As a result, we have announced a workforce reduction plan that will impact approximately 4,000 employees or 5% of our global workforce.  We expect that these actions will position Cisco to invest in these growth opportunities as our business continues to evolve and to drive operational efficiencies.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2013, as compared with the corresponding period in fiscal 2012, revenue increased by 6%, with both product and service revenue increasing by 6%. With regard to our geographic segment performance, on a year-over-year basis, revenue increased by 7% in the Americas, increased by 12% in EMEA, and decreased by 3% in APJC. Total gross margin decreased by 1.4 percentage points, primarily as a result of the TiVo patent litigation settlement. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively declined by 2.9 percentage points, primarily due to lower general and administrative expenses. For the fourth quarter of fiscal 2012, general and administrative expenses included $202 million of real estate charges, primarily related to impairment charges on real estate held for sale. Operating income as a percentage of revenue increased by 2.4 percentage points, primarily as a result of lower general and administrative expenses, lower restructuring and other charges, and also the impact of our revenue increase. Diluted earnings per share increased by 17% from the prior year period, primarily as a result of an 18% increase in net income.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2013 compared with fiscal 2012 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	Fiscal 2013	Fiscal 2012
Cash and cash equivalents and investments	$50,610	$48,716
Cash provided by operating activities	$12,894	$11,491
Deferred revenue	$13,423	$12,880
Repurchases of common stock—stock repurchase program	$2,773	$4,360
Dividends	$3,310	$1,501
DSO	40 days	34 days
Inventories	$1,476	$1,663
Annualized inventory turns	13.8	11.7
Our product backlog at the end of fiscal 2013 was $4.9 billion, or 10% of fiscal 2013 total revenue, compared with $5.0 billion at the end of fiscal 2012, or 11% of fiscal 2012 total revenue.

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during fiscal 2013, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.0 billion and $3.7 billion as of July 27, 2013 and July 28, 2012, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $9.4 billion and $9.2 billion as of July 27, 2013 and July 28, 2012, respectively.

We make sales to distributors which we refer to as two-tier systems of sales to the end customer. Revenue from distributors is recognized based on a sell-through method using information provided by them. Our distributors participate in various cooperative marketing and other programs, and we maintain estimated accruals and allowances for these programs. If actual credits received by our distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	July 27, 2013	July 28, 2012
Allowance for doubtful accounts	$228	$207
Percentage of gross accounts receivable	4.0%	4.5%
Allowance for credit loss—lease receivables	$238	$247
Percentage of gross lease receivables	6.3%	7.2%
Allowance for credit loss—loan receivables	$86	$122
Percentage of gross loan receivables	5.2%	6.8%
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
The allowance for credit loss on financing receivables is also based on the assessment of collectibility of customer accounts. We regularly review the adequacy of the credit allowances determined either on an individual or a collective basis. When evaluating the financing receivables on an individual basis, we consider historical experience, credit quality and age of receivable balances, and economic conditions that may affect a customer’s ability to pay. When evaluating financing receivables on a collective basis, we use expected default frequency rates published by a major third-party credit-rating agency as well as our own historical loss rate in the event of default, while also systematically giving effect to economic conditions, concentration of risk and correlation. Determining expected default frequency rates and loss factors associated with internal credit risk ratings, as well as assessing factors such as economic conditions, concentration of risk, and correlation, are complex and subjective. Our ongoing consideration of all these factors could result in an increase in our allowance for credit loss in the future, which could adversely affect our operating results.
Both accounts receivable and financing receivables are charged off at the point when they are considered uncollectible.
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of July 27, 2013 and July 28, 2012 was $119 million and $129 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.5 billion and $1.7 billion as of July 27, 2013 and July 28, 2012, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 27, 2013, the liability for these purchase commitments was $172 million, compared with $193 million as of July 28, 2012, and was included in other current liabilities.

Our provision for inventory was $114 million, $115 million, and $196 million for fiscal 2013, 2012, and 2011, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $106 million, $151 million, and $114 million in fiscal 2013, 2012, and 2011, respectively. The decrease in our provision for the liability related to purchase commitments with contract manufacturers and suppliers for fiscal 2013 was primarily due to the increase in demand for our products resulting in lower inventory levels with our contract manufacturers during fiscal 2013. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
Warranty Costs
The liability for product warranties, included in other current liabilities, was $431 million as of July 27, 2013, compared with $415 million as of July 28, 2012. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties issued during fiscal 2013, 2012, and 2011 was $664 million, $661 million, and $456 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Share-Based Compensation Expense
Share-based compensation expense is presented as follows (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Share-based compensation expense	$1,120	$1,401	$1,620
Restricted stock units are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. Restricted stock unit awards with market-based conditions are valued using a Monte Carlo simulation. See Note 14 to the Consolidated Financial Statements.
The determination of the fair value of employee stock options and employee stock purchase rights on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we historically have used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options (granted in prior fiscal years, but for which expense was recognized during the fiscal years presented) is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns and the actual and projected employee stock option exercise behaviors.
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

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $42.7 billion as of July 27, 2013, compared with $38.9 billion as of July 28, 2012. Our fixed income investment portfolio, as of July 27, 2013, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
As described more fully in Note 2 to the Consolidated Financial Statements, a valuation hierarchy is based on the level of independent, objective evidence available regarding the value of the investments. It encompasses three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as quoted prices for similar securities in active markets or quoted prices for identical securities in less active markets and model-derived valuations for which the variables are derived from, or corroborated by, observable market data; and Level 3 consists of securities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value.
Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2013 and 2012, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of July 27, 2013. We had no Level 3 investments in our total portfolio as of July 27, 2013.
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
Impairment charges on our investments in publicly traded equity securities were not material in fiscal 2013, 2012, and 2011. There were no impairment charges on investments in fixed income securities in fiscal 2013, 2012, and 2011. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of July 27, 2013, our investments in privately held companies were $833 million, compared with $858 million as of July 28, 2012, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment and will make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $33 million, $23 million, and $10 million in fiscal 2013, 2012, and 2011, respectively.

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
The goodwill recorded in the Consolidated Balance Sheets as of July 27, 2013 and July 28, 2012 was $21.9 billion and $17.0 billion, respectively. The increase in goodwill for fiscal 2013 was due in large part to our acquisitions of NDS and Meraki. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill resulting from our annual impairment testing in fiscal 2013, 2012, and 2011. For the annual impairment testing in fiscal 2013, the excess of the fair value over the carrying value for each of our reporting units was $38.7 billion for the Americas, $15.5 billion for EMEA, and $17.8 billion for APJC. We performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit as of July 27, 2013 would not result in an impairment of goodwill for any reporting unit.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There was no impairment charge related to purchased intangible assets during fiscal 2013. Our impairment charges related to purchased intangible assets were $12 million and $164 million during fiscal 2012 and 2011, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 11.1%, 20.8%, and 17.1% in fiscal 2013, 2012, and 2011, respectively.
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

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit or domestic manufacturing deduction laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The accounting guidance for uncertainty in income taxes applies to all income tax positions, including the potential recovery of previously paid taxes, which if settled unfavorably could adversely impact our provision for income taxes or additional paid-in capital. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.
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

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent
Revenue:
Product	$38,029	$36,326	$1,703	4.7%	$36,326	$34,526	$1,800	5.2%
Percentage of revenue	78.2%	78.9%			78.9%	79.9%
Service	10,578	9,735	843	8.7%	9,735	8,692	1,043	12.0%
Percentage of revenue	21.8%	21.1%			21.1%	20.1%
Total	$48,607	$46,061	$2,546	5.5%	$46,061	$43,218	$2,843	6.6%

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service, for each segment is summarized in the following table (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent
Revenue:
Americas	$28,639	$26,501	$2,138	8.1%	$26,501	$25,015	$1,486	5.9%
Percentage of revenue	58.9%	57.5%			57.5%	57.9%
EMEA	12,210	12,075	135	1.1%	12,075	11,604	471	4.1%
Percentage of revenue	25.1%	26.2%			26.2%	26.8%
APJC	7,758	7,485	273	3.6%	7,485	6,599	886	13.4%
Percentage of revenue	16.0%	16.3%			16.3%	15.3%
Total	$48,607	$46,061	$2,546	5.5%	$46,061	$43,218	$2,843	6.6%
Fiscal 2013 Compared with Fiscal 2012
For fiscal 2013, as compared with fiscal 2012, total revenue increased by 6%. Within total revenue growth, product revenue increased by 5%, while service revenue increased by 9%. Our product and service revenue totals reflect revenue growth across each of our geographic segments. The revenue increase was primarily due to the following: the solid performance of our Service offerings, our acquisition of NDS at the beginning of fiscal 2013, and increased demand for our Data Center and Wireless products.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations.
In addition to the impact of macroeconomic factors, including a reduced IT spending environment and budget-driven reductions in spending by government entities, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support, and these activities may occur in future periods, which may also impact the timing of the recognition of revenue.

Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, total revenue increased by 7%. Within total revenue growth, product revenue increased by 5%, while service revenue increased by 12%. Our product and service revenue totals reflected revenue growth across each of our geographic segments. The revenue increase was primarily due to the following: the strong performance of our Service offerings; new product transitions taking place in Switching; and increased demand for our Data Center, Service Provider Video, and Wireless products.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$21,653	$20,168	$1,485	7.4%	$20,168	$19,292	$876	4.5%
Percentage of product revenue	57.0%	55.5%			55.5%	55.9%
EMEA	10,049	10,024	25	0.2%	10,024	9,788	236	2.4%
Percentage of product revenue	26.4%	27.6%			27.6%	28.3%
APJC	6,327	6,134	193	3.1%	6,134	5,446	688	12.6%
Percentage of product revenue	16.6%	16.9%			16.9%	15.8%
Total	$38,029	$36,326	$1,703	4.7%	$36,326	$34,526	$1,800	5.2%
Americas
Fiscal 2013 Compared with Fiscal 2012
For fiscal 2013, as compared with fiscal 2012, product revenue in the Americas segment increased by 7%. The increase in product revenue was across most of our customer markets in the Americas segment, led by solid growth in the service provider and commercial markets and, to a lesser degree, growth in the enterprise market. The growth in product revenue in the service provider market was due in large part to our acquisition of NDS at the beginning of fiscal 2013. Within the Americas segment, we experienced a product revenue decline in the public sector market, driven by lower sales to the public sector in the United States. From a country perspective, product revenue increased by 9% in the United States, 13% in Brazil, and 7% in Mexico. During the fourth quarter of fiscal 2013, we experienced some weakness in our business momentum in certain countries within Latin America.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, product revenue in the Americas segment increased by 5%. The increase in product revenue was across most of our customer markets in the Americas segment, led by growth in the enterprise, service provider and commercial markets. We experienced a product revenue decline in the public sector market for the fiscal year. Within the Americas segment, product revenue to the U.S. public sector was flat, as lower product revenue to the U.S. federal government was offset by higher product revenue to state and local government. From a country perspective, product revenue increased by 4% in the United States, 10% in Canada, 21% in Mexico, and 14% in Brazil.
EMEA
Fiscal 2013 Compared with Fiscal 2012
In fiscal 2013, we experienced a continuation of many of the macroeconomic challenges we faced in EMEA in fiscal 2012. While we did see some improvements in most of the European economy as the fiscal year progressed, we continued to see weakness in southern Europe throughout fiscal 2013. For fiscal 2013, as compared with fiscal 2012, product revenue in the EMEA segment was flat, as growth in the commercial, service provider and public sector markets was offset by a decline in the enterprise market. The growth in product revenue in the service provider market was due to our acquisition of NDS at the beginning of fiscal 2013. From a country perspective, product revenue increased by 1% in the United Kingdom, 11% in Russia, 4% in Switzerland, and 3% in Spain. These increases were offset by product revenue declines of 3% in each of Germany and France and 13% in the Netherlands. Product revenue for Italy was flat year over year.

Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, product revenue in the EMEA segment increased by 2%. The increase was across most of our customer markets in the EMEA segment, led by growth in the commercial, enterprise and public sector markets. We experienced a slight decline in product revenue in the service provider customer market during the fiscal year driven by lower revenue from this customer market in several of the large countries in the region. From a country perspective, product revenue increased by 11% in the United Kingdom, 15% in Russia, and 9% in the Netherlands. These increases were partially offset by product revenue declines of 23% in Italy, 21% in Spain, 2% in Germany, and 1% in France.
We believe that the slower growth we experienced in EMEA was a result of weak macroeconomic conditions attributable in large part to the austerity measures taking place in parts of the region. In particular, we experienced weakness in this segment during the second half of fiscal 2012, with a year-over-year decline in product revenue in this segment during the fourth quarter.
APJC
Fiscal 2013 Compared with Fiscal 2012
For fiscal 2013, as compared with fiscal 2012, product revenue in the APJC segment increased by 3%. We experienced solid product revenue growth in the commercial and service provider markets and, to a lesser degree, in the public sector market. The growth in product revenue in the service provider market was due primarily to our acquisition of NDS at the beginning of fiscal 2013. From a country perspective, product revenue increased by 3% in Australia, 34% in India, and 10% in South Korea. These increases were partially offset by product revenue declines of 5% in China and 7% in Japan, reflecting certain challenges that we faced in these countries during portions of fiscal 2013, most notably in the fourth quarter of fiscal 2013.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, product revenue in the APJC segment increased by 13%. The increase was led by strong product revenue growth in the service provider market, and to a lesser degree, in the commercial, enterprise and public sector markets. From a country perspective, product revenue increased by 27% in Japan, 17% in China, and 12% in Australia. We experienced a year-over-year product revenue decline of 19% in South Korea, and 4% in India. Our revenue decline in India was due to ongoing business momentum challenges in the public sector customer market.

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Service Provider Video (connected devices, video software and solutions, cable access and NDS); Collaboration (unified communications and Cisco TelePresence); Wireless; Data Center; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$14,741	$14,589	$152	1.0%	$14,589	$14,177	$412	2.9%
Percentage of product revenue	38.8%	40.1%			40.1%	41.1%
NGN Routing	8,230	8,382	(152)	(1.8)%	8,382	8,186	196	2.4%
Percentage of product revenue	21.6%	23.1%			23.1%	23.7%
Service Provider Video	4,852	3,861	991	25.7%	3,861	3,515	346	9.8%
Percentage of product revenue	12.8%	10.6%			10.6%	10.2%
Collaboration	3,956	4,193	(237)	(5.7)%	4,193	4,072	121	3.0%
Percentage of product revenue	10.4%	11.5%			11.5%	11.8%
Wireless	2,166	1,659	507	30.6%	1,659	1,400	259	18.5%
Percentage of product revenue	5.7%	4.6%			4.6%	4.1%
Data Center	2,073	1,298	775	59.7%	1,298	696	602	86.5%
Percentage of product revenue	5.5%	3.6%			3.6%	2.0%
Security	1,347	1,341	6	0.4%	1,341	1,191	150	12.6%
Percentage of product revenue	3.5%	3.7%			3.7%	3.4%
Other	664	1,003	(339)	(33.8)%	1,003	1,289	(286)	(22.2)%
Percentage of product revenue	1.7%	2.8%			2.8%	3.7%
Total	$38,029	$36,326	$1,703	4.7%	$36,326	$34,526	$1,800	5.2%
Switching
Fiscal 2013 Compared with Fiscal 2012
Product revenue in our Switching category increased by 1%, or $152 million, as higher sales of LAN fixed-configuration switches were partially offset by lower sales of modular switches and storage products. Sales of LAN fixed-configuration switches increased by 4%, or $366 million, while sales of modular switches decreased by 1%, or approximately $76 million. The increase in sales of LAN fixed-configuration switches was primarily due to higher sales of Cisco Nexus Series Switches, partially offset by sales declines in certain of our Cisco Catalyst product families. Sales of modular switches decreased due to lower sales of Cisco Catalyst 6500 Series Switches, partially offset by higher sales in Cisco Nexus 7000 Series Switches. Product revenue in the Switching category was also negatively impacted by a 24% decrease in sales of storage products.

Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, product revenue in our Switching category increased by 3%, or $412 million. The increase was primarily due to growth from transitioning products taking place in our Switching product portfolio. The impact of competitive pressures moderated growth, primarily in the first and fourth quarters of fiscal 2012. Within our Switching product category, higher sales of LAN fixed-configuration switches and storage products were partially offset by lower sales of modular switches. Sales of LAN fixed-configuration switches increased by 11%, or $819 million, while sales of modular switches decreased by 8%, or approximately $468 million. The increase in sales of LAN fixed-configuration switches was primarily due to increased sales of Cisco Catalyst 2960 Series Switches, Cisco Nexus 2000 and 5000 Series Switches, and the Cisco Catalyst 3750 Series Switches, partially offset by decreased sales of Cisco Catalyst 3560 Series Switches. Product revenue in our Switching category was positively impacted by a 12% increase in sales of storage products, primarily stemming from strong growth in the first and fourth quarters of fiscal 2012. Sales of modular switches decreased primarily due to lower sales of Cisco Catalyst 6500 and 4500 Series Switches, partially offset by increased sales of Cisco Nexus 7000 Series Switches.
NGN Routing
Fiscal 2013 Compared with Fiscal 2012
Sales in our NGN Routing product category decreased by 2%, or $152 million, driven by a 3%, or $142 million, decrease in sales of high-end router products and an 8%, or $58 million, decrease in sales of other NGN Routing products. These decreases were partially offset by a 2%, or $47 million, increase in sales of our midrange and low-end router products. Within the high-end router product category, we experienced lower sales of our Cisco CRS-1 and CRS-3 Carrier Routing System products and our legacy high-end router products, partially offset by continued adoption of our Cisco Aggregation Services Routers (ASR) products. Higher sales in our midrange and low-end router products were driven by the continued adoption of our Cisco Integrated Services Routers (ISR) platform. The decline in sales of other NGN Routing products was due to decreased sales of certain other routing and optical networking products.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, product revenue in our NGN Routing product category increased by 2%, or $196 million. The increase in sales of our NGN Routing product category was driven by a 7%, or $332 million, increase in sales of high-end router products, partially offset by a 3%, or $87 million, decline in sales of our midrange and low-end router products. Within the high-end router products category, the increase was driven by higher sales of Cisco CRS-3 Carrier Routing System products and higher sales of the Cisco ASR 9000, 5000, and 1000 family of products. These increases were partially offset by lower sales of Cisco 7600 and 12000 Series Routers. Within the midrange and low-end router products category, the decrease was related to the product transition taking place within our Cisco ISR products, as the sales decline in our older generation products had a greater impact than the growth experienced with our Cisco ISR 1900, ISR 2900, and ISR 3900 router products in this category. Sales of other NGN Routing products decreased by 6%, compared with fiscal 2011, primarily due to decreased sales of other routing and optical networking products.
Service Provider Video
Fiscal 2013 Compared with Fiscal 2012
Our Service Provider Video products category grew by 26%, or $991 million, due primarily to the acquisition of NDS at the beginning of fiscal 2013. Higher revenue from our connected devices and higher revenue from our video software and solutions also contributed to the increase. The increase in sales of connected devices products was primarily due to increased sales of cable set-top boxes.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, sales of Service Provider Video products increased by 10%, or $346 million, due to growth in our service provider customer market from increased sales of set-top boxes worldwide. Sales in connected devices increased by 19%, or $408 million, sales in video software and solutions increased by 18%, or $39 million, while sales in cable access decreased by 9%, or $100 million.
Collaboration
Fiscal 2013 Compared with Fiscal 2012
Our Collaboration product category continues to shift its focus to recurring revenue streams driven by SaaS offerings. Overall, sales of Collaboration products decreased by 6%, or $237 million, primarily due to a decline in sales of Cisco TelePresence Systems and, to a lesser degree, a decline in sales of Unified Communications products. Lower public sector spending in the United States, as well as demand weakness in Europe, were significant drivers of the decline in sales of Cisco TelePresence Systems. We also experienced a decline in sales of Unified Communications products, which was due primarily to lower sales of Unified

Communications infrastructure products as a result of our sales emphasis on shifting towards products with recurring revenue streams.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, sales of Collaboration products increased by 3%, or $121 million. The increase was due to a 5% increase in sales of unified communications products, primarily IP phones and collaborative web-based offerings, partially offset by a 1% decrease in sales of Cisco TelePresence systems. Challenges in both the public sector and demand weakness in Europe, along with our execution challenges related to our sales coverage model, contributed to the decrease in sales of Cisco TelePresence systems in fiscal 2012.
Wireless
Fiscal 2013 Compared with Fiscal 2012
Sales of Wireless products increased by 31%, or $507 million. This increase reflects the continued customer adoption of and migration to the unified access architecture of the Cisco Unified Wireless Network, and also reflects increased sales of new products in this category as well as sales of products related to our acquisition of Meraki.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, sales of Wireless products increased by 19%, or $259 million. These increases reflect the continued customer adoption of our wireless architecture and new product performance.
Data Center
Fiscal 2013 Compared with Fiscal 2012
We experienced strong growth in our Data Center product category, which grew by 60%, or $775 million, with strong sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing with our products for both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.
To the extent our data center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our data center product sales will experience more normal seasonality consistent with the overall server market.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, sales of Data Center products increased by 86%, or $602 million, due to increased sales of Cisco Unified Computing System products. The increase was due to the momentum we are experiencing with our products for the enterprise and service provider data center and cloud environments, as current customers increase their data center build out, and new customer product purchases.
Security
Fiscal 2013 Compared with Fiscal 2012
Sales of Security products were flat as higher sales in high-end firewall products within our network security product portfolio were offset by lower sales of our content security products.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, sales of Security products increased by 13%, or $150 million. These increases were primarily due to growth in our network security products driven by the recent update of our firewall security product portfolio.
Other Products
Fiscal 2013 Compared with Fiscal 2012
We experienced a 34%, or $339 million, decrease in sales of Other Products due in large part to lower sales of our Linksys products, which product line we sold during the third quarter of fiscal 2013.
Fiscal 2012 Compared with Fiscal 2011
The decrease in sales of Other Products for fiscal 2012 was primarily due to lower sales of Flip Video camera products in connection with our decision in fiscal 2011 to exit this consumer product line.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$6,986	$6,333	$653	10.3%	$6,333	$5,723	$610	10.7%
Percentage of service revenue	66.1%	65.0%			65.0%	65.8%
EMEA	2,161	2,051	110	5.4%	2,051	1,816	235	12.9%
Percentage of service revenue	20.4%	21.1%			21.1%	20.9%
APJC	1,431	1,351	80	5.9%	1,351	1,153	198	17.2%
Percentage of service revenue	13.5%	13.9%			13.9%	13.3%
Total	$10,578	$9,735	$843	8.7%	$9,735	$8,692	$1,043	12.0%
Fiscal 2013 Compared with Fiscal 2012
Service revenue experienced solid growth across all of our geographic segments. Worldwide technical support services revenue increased by 6%, and worldwide advanced services, which relate to consulting support services for specific network needs, experienced 16% revenue growth. Technical support service experienced growth across all of our geographic segments, led by growth in our Americas segment. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving these increases. We experienced revenue growth in advanced services across all geographic segments, led by growth in the Americas segment. Advanced services revenue growth was driven by solid growth in both transaction and subscription revenues.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, service revenue experienced double-digit percentage growth across all of our geographic segments. Worldwide technical support services revenue increased by 10%, and worldwide advanced services experienced 20% revenue growth. Technical support services revenue grew across all of our geographic segments, with strong revenue growth in our EMEA and APJC segments. Renewals and technical support service contract initiations associated with recent product sales have resulted in a new installed base of equipment being serviced, which was the primary driver for these increases. Advanced services revenue also grew across all geographic segments, with particularly strong growth in APJC. The APJC revenue growth in advanced services was led by strength in the second half of fiscal 2012 and was driven by both subscription growth and transaction growth, which was in part the result of the completion of several large, multiyear projects in this region.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 27, 2013	July 28, 2012	July 30, 2011	July 27, 2013	July 28, 2012	July 30, 2011
Gross margin:
Product	$22,488	$21,821	$20,879	59.1%	60.1%	60.5%
Service	6,952	6,388	5,657	65.7%	65.6%	65.1%
Total	$29,440	$28,209	$26,536	60.6%	61.2%	61.4%
Product Gross Margin
Fiscal 2013 Compared with Fiscal 2012
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2012 to fiscal 2013:

Product Gross Margin Percentage
Fiscal 2012	60.1%
Sales discounts, rebates, and product pricing	(2.9)%
Mix of products sold	(0.7)%
Productivity (1)	3.7%
TiVo patent litigation settlement	(0.5)%
Amortization of purchased intangible assets	(0.5)%
Acquisition fair value adjustment to inventory and other	(0.1)%
Fiscal 2013	59.1%
(1) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Product gross margin decreased by 1.0 percentage points compared with fiscal 2012.
Higher sales discounts, rebates, and unfavorable product pricing contributed to our decreased product gross margin percentage in fiscal 2013. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of revenue increases for our relatively lower margin Cisco Unified Computing System products. These impacts were offset by continued productivity improvements. The productivity improvements were in large part due to increased benefits from cost savings, particularly in certain of our Switching and NGN Routing categories in which product transitions have been taking place, and were driven by value engineering efforts, favorable component pricing, and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.
Because the preceding factors largely offset each other, the decline in our product gross margin percentage was largely driven by our acquisition of NDS, which resulted in higher amortization expense from purchased intangible assets along with costs resulting from a fair value adjustment to inventory acquired as part of that acquisition. In addition, during fiscal 2013 we incurred charges related to the TiVo patent litigation settlement in the fourth quarter that were included as part of cost of sales. The combined effect of these items was a negative impact to our product gross margin of 1.1 percentage points for fiscal 2013.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in fiscal 2013 and 2012, may be adversely affected by increased sales discounts, rebates, and product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

Fiscal 2012 Compared with Fiscal 2011
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2011 to fiscal 2012:

Product Gross Margin Percentage (1)
Fiscal 2011	60.5%
Sales discounts, rebates, and product pricing	(2.4)%
Mix of products sold	(0.9)%
Productivity	2.1%
Amortization of purchased intangible assets	0.3%
Restructuring and other charges	0.5%
Fiscal 2012	60.1%
(1) Beginning in fiscal 2013, we refined our methodology for presenting the items in the preceding table, and accordingly certain reclassifications have been made to fiscal 2012 amounts to conform to the presentation made for the fiscal 2013 amounts.
In fiscal 2012, product gross margin decreased by 0.4 percentage points compared with fiscal 2011. The decrease was primarily due to the impact of higher sales discounts, rebates, and unfavorable product pricing, which were driven by normal market factors and by the geographic mix of product revenue. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for fiscal 2012 was negatively impacted by the shift in the mix of products sold, primarily as a result of revenue increases in our relatively lower margin Cisco Unified Computing System products and increased revenue in other lower margin products. In fiscal 2012, we experienced a positive mix impact from the absence of the lower margin consumer related products due to our exit from the Flip Video camera product line in fiscal 2011. The negative impacts to product gross margin were partially offset by lower restructuring charges, the absence of significant impairment charges related to purchased intangible assets, lower amortization expense in fiscal 2012 and productivity improvements. The productivity improvements were in part due to increased benefits from our value engineering efforts, particularly in certain of our Switching products; favorable component pricing; and continued operational efficiency in manufacturing operations.
Service Gross Margin
Fiscal 2013 Compared with Fiscal 2012
Our service gross margin percentage increased slightly by 0.1 percentage points for fiscal 2013, as compared with fiscal 2012. Although we experienced higher sales volume from growth in both advanced services and in technical support services, the resulting benefit to gross margin was offset by increased cost impacts such as headcount-related costs, partner delivery costs, and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for fiscal 2013, as compared with fiscal 2012.
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

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGES
Years Ended	July 27, 2013	July 28, 2012	July 30, 2011	July 27, 2013	July 28, 2012	July 30, 2011
Gross margin:
Americas	$17,887	$16,639	$15,766	62.5%	62.8%	63.0%
EMEA	7,876	7,605	7,452	64.5%	63.0%	64.2%
APJC	4,637	4,519	4,143	59.8%	60.4%	62.8%
Segment total	30,400	28,763	27,361	62.5%	62.4%	63.3%
Unallocated corporate items (1)	(960)	(554)	(825)
Total	$29,440	$28,209	$26,536	60.6%	61.2%	61.4%
(1) The unallocated corporate items include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, impacts to cost of sales from purchase accounting adjustments to inventory, charges related to asset impairments and restructurings, significant litigation settlements (which consisted of $172 million recorded to cost of sales for the TiVo patent litigation settlement in the fourth quarter of fiscal 2013), and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Fiscal 2013 Compared with Fiscal 2012
We experienced a gross margin percentage decrease in our Americas and APJC segments, while our EMEA segment experienced a gross margin percentage increase.
The Americas segment experienced a slight gross margin percentage decline due to the impact of higher sales discounts, rebates and unfavorable pricing, and also due to unfavorable mix impacts, partially offset by productivity improvements.
The gross margin percentage increase in our EMEA segment was primarily the result of productivity improvements from lower overall manufacturing costs and, to a lesser degree, favorable mix impacts and higher service gross margin. Partially offsetting these favorable impacts to gross margin were negative impacts from higher sales discounts, rebates and unfavorable pricing.
The APJC segment gross margin percentage declined due primarily to the impact of higher sales discounts, rebates and unfavorable pricing, lower service gross margin, and unfavorable mix impacts. Partially offsetting these factors were productivity improvements, driven in large part by lower overall manufacturing costs and higher volume.
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
The Americas segment experienced a slight gross margin percentage decline with the impact of higher sales discounts, rebates and unfavorable pricing being substantially offset by higher volume, higher service gross margin, lower overall manufacturing and delivery costs, and favorable mix impacts. Significantly lower revenue from the consumer market resulted in a positive gross margin mix impact to the Americas segment for fiscal 2012.
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

Factors That May Impact Revenue and Gross Margin
Product revenue may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in cautious IT-related capital spending in our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our Collaboration and Data Center product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the revenue related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter revenue and operating results.
Product revenue may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact product revenue, see “Part I, Item 1A. Risk Factors.”
Our distributors participate in various cooperative marketing and other programs. Increased sales to our distributors generally result in greater difficulty in forecasting the mix of our products and, to a certain degree, the timing of orders from our customers. We recognize revenue for sales to our distributors generally based on a sell-through method using information provided by them, and we maintain estimated accruals and allowances for all cooperative marketing and other programs.
Product gross margin may be adversely affected in the future by changes in the mix of products sold, including periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages, and new business models for our offerings such as XaaS; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially those from China; changes in geographic mix of our product revenue; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs, including share-based compensation expense; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services; the timing of technical support service contract initiations and renewals; share-based compensation expense; and the timing of our strategic investments in headcount and resources to support this business.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent	July 28, 2012	July 30, 2011	Variance in Dollars	Variance in Percent
Research and development	$5,942	$5,488	$454	8.3%	$5,488	$5,823	$(335)	(5.8)%
Percentage of revenue	12.2%	11.9%			11.9%	13.5%
Sales and marketing	9,538	9,647	(109)	(1.1)%	9,647	9,812	(165)	(1.7)%
Percentage of revenue	19.6%	20.9%			20.9%	22.7%
General and administrative	2,264	2,322	(58)	(2.5)%	2,322	1,908	414	21.7%
Percentage of revenue	4.7%	5.0%			5.0%	4.4%
Total	$17,744	$17,457	$287	1.6%	$17,457	$17,543	$(86)	(0.5)%
Percentage of revenue	36.5%	37.9%			37.9%	40.6%

R&D Expenses
Fiscal 2013 Compared with Fiscal 2012
The increase in R&D expenses for fiscal 2013, as compared with fiscal 2012, was primarily due to higher headcount-related expenses attributable in large part to our acquisitions. Partially offsetting these costs was lower share-based compensation expense. For further explanation of the year-over-year decrease in share-based compensation expense, see “Share-Based Compensation Expense” below.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Fiscal 2012 Compared with Fiscal 2011
The decrease in R&D expenses for fiscal 2012, as compared with fiscal 2011, was primarily due to lower headcount-related expenses resulting from our restructuring actions initiated in the fourth quarter of fiscal 2011 and lower share-based compensation expense. Additionally, R&D expenses declined due to lower acquisition-related expenses, which were driven by the absence in fiscal 2012 of certain compensation payments that were paid in the prior year.

Sales and Marketing Expenses
Fiscal 2013 Compared with Fiscal 2012
For fiscal 2013, as compared with fiscal 2012, sales and marketing expenses decreased by $109 million, primarily due to lower share-based compensation expense and, to a lesser degree, lower discretionary spending and contracted services. These items were partially offset by higher headcount-related expense resulting largely from our acquisitions.
Fiscal 2012 Compared with Fiscal 2011
For fiscal 2012, as compared with fiscal 2011, sales and marketing expenses decreased by $165 million. Marketing expenses decreased by $204 million, which were partially offset by an increase of $39 million in sales expenses. The decrease in marketing expenses for the period was due to lower advertisement expenses, lower headcount-related expenses, and lower share-based compensation expense. The increase in sales expenses was due primarily to higher project-related services, partially offset by lower headcount-related expenses and lower share-based compensation expense. The decline in headcount-related expenses for both sales and marketing was in part attributable to our restructuring actions initiated in the fourth quarter of fiscal 2011.

G&A Expenses
Fiscal 2013 Compared with Fiscal 2012
G&A expenses decreased in fiscal 2013, as compared with fiscal 2012, primarily due to the absence in the current year of $202 million of impairment charges on real estate held for sale recorded in the fourth quarter of fiscal 2012. Lower share-based compensation expense in fiscal 2013 and a recovery in the market value of property held for sale recorded during fiscal 2013 also contributed to the decrease. These decreases were partially offset by higher headcount-related expenses resulting in part from our acquisitions and also by higher corporate-level expenses. Corporate-level expenses, which tend to vary from period to period, included operational infrastructure activities such as IT project implementations, which included investments in our global data center infrastructure, and investments related to operational and financial systems.
Fiscal 2012 Compared with Fiscal 2011
G&A expenses increased in fiscal 2012, as compared with fiscal 2011, primarily due to a net increase of approximately $300 million in real estate charges, primarily for impairments on real estate held for sale, followed by other increased corporate-level expenses. The increase in real estate charges in fiscal 2012 was primarily due to charges of $202 million recorded in the fourth quarter of fiscal 2012. These increased corporate-level expenses, which tend to vary from period to period, include increases related to our operational infrastructure such as real estate; IT project implementations, which include further investments in our global data center infrastructure, and investments related to operational and financial systems.
Partially offsetting these increases were lower share-based compensation expense, and lower headcount-related expenses due to the restructuring actions initiated in the fourth quarter of fiscal 2011.
Effect of Foreign Currency
In fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $227 million, or approximately 1.3%, compared with fiscal 2012. In fiscal 2012, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $90 million, or approximately 0.5%, compared with fiscal 2011.
Headcount
Fiscal 2013 Compared with Fiscal 2012
Our headcount increased by 8,410 employees in fiscal 2013. The increase was attributable to the headcount from acquisitions, the largest of which was NDS, as well as targeted hiring in engineering and services.
In August 2013, we announced that we are rebalancing our resources with a workforce reduction plan that will impact approximately 4,000 employees or 5% of our global workforce. See Note 5 to the Consolidated Financial Statements.
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
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Cost of sales—product	$40	$53	$61
Cost of sales—service	138	156	177
Share-based compensation expense in cost of sales	178	209	238
Research and development	286	401	481
Sales and marketing	484	588	651
General and administrative	175	203	250
Restructuring and other charges	(3)	—	—
Share-based compensation expense in operating expenses	942	1,192	1,382
Total share-based compensation expense	$1,120	$1,401	$1,620
The year-over-year decrease in share-based compensation expense for fiscal 2013, as compared with fiscal 2012, was due primarily to a decrease in the aggregate value of share-based awards granted in recent periods, higher forfeiture credits in fiscal 2013, and the effect of stock options awards from prior years becoming fully amortized and replaced with restricted stock units with a lower aggregate value. See Note 14 to the Consolidated Financial Statements.
The decrease in share-based compensation expense for fiscal 2012, as compared with fiscal 2011, was due primarily to a decrease in the aggregate value of share-based awards granted in recent periods, the timing of the annual grants to employees in fiscal 2012, and stock options awards from prior years becoming fully amortized and replaced with restricted stock units with a lower aggregate value.

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Amortization of purchased intangible assets included in operating expenses	$395	$383	$520
The increase in amortization of purchased intangible assets for fiscal 2013, compared with fiscal 2012, was primarily due to amortization of purchased intangible assets from our acquisition of NDS at the beginning of fiscal 2013 and from our other fiscal 2013 acquisitions, partially offset by certain purchased intangible assets having become fully amortized during fiscal 2013. The decrease in amortization of purchased intangible assets for fiscal 2012, compared with fiscal 2011, was primarily due to the absence of significant impairment charges during fiscal 2012 and also due to certain purchased intangible assets having become fully amortized or impaired in fiscal 2011. The impairment charges in fiscal 2011 were primarily due to declines in estimated fair value as a result of reductions in expected future cash flows associated with certain products from our then consumer product lines. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.
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
Restructuring and Other Charges
Fiscal 2011 Plans
In connection with the Fiscal 2011 Plans (see Note 5 to the Consolidated Financial Statements), we incurred within operating expenses net restructuring and other charges of approximately $105 million, $304 million, and $799 million for fiscal 2013, 2012, and 2011, respectively.

August Fiscal 2014 Plan
In August 2013, we announced a workforce reduction plan. We are rebalancing our resources with a workforce reduction plan that will impact approximately 4,000 employees or 5% of our global workforce. We expect to take action under this plan beginning in the first quarter of fiscal 2014. We currently estimate that we will recognize pretax charges to our financial results in an amount not expected to exceed $550 million consisting of severance and other one-time termination benefits, and other associated costs.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Operating income	$11,196	$10,065	$7,674
Operating income as a percentage of revenue	23.0%	21.9%	17.8%
In fiscal 2013 our results reflect solid execution on delivering profitable growth, as we grew operating income faster than revenue. In fiscal 2013, as compared with fiscal 2012, operating income increased by 11%, and as a percentage of revenue operating income increased by 1.1 percentage points. The increases resulted from the following: revenue growth of 6%; continuing focus on expense management, which resulted in lower sales and marketing and G&A expenses as a percentage of revenue; and lower restructuring and other charges.
In fiscal 2012, as compared with fiscal 2011, operating income increased by 31%, as a percentage of revenue, operating income increased by 4.1 percentage points. The increase resulted from: revenue growth of 7%; effective expense management that resulted in lower total R&D, sales and marketing, and G&A expenses as a percentage of revenue; lower amortization of purchased intangible assets; lower restructuring and other charges; and lower share-based compensation expense.

Interest and Other Income, Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	July 28, 2012	July 30, 2011	Variance in Dollars
Interest income	$654	$650	$4	$650	$641	$9
Interest expense	(583)	(596)	13	(596)	(628)	32
Interest income (expense), net	$71	$54	$17	$54	$13	$41
Interest income increased slightly in both fiscal 2013 and fiscal 2012 as compared with the respective prior fiscal years. The slight increases were primarily due to increased interest income earned on financing receivables, partially offset by lower interest income from our portfolio of cash, cash equivalents, and fixed income investments as a result of lower average interest rates. The decrease in interest expense in fiscal 2013 as compared with fiscal 2012 was attributable to the favorable impact of interest rate swaps and lower expense on our floating-rate notes as the benchmark London InterBank Offered Rate (LIBOR) decreased. The decrease in interest expense in fiscal 2012 compared with fiscal 2011 was attributable to the effect of lower average interest rates on our debt.
Other Income (Loss), Net The components of other income, net, are summarized as follows (in millions):

Years Ended	July 27, 2013	July 28, 2012	Variance in Dollars	July 28, 2012	July 30, 2011	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$17	$43	$(26)	$43	$88	$(45)
Fixed income securities	31	58	(27)	58	91	(33)
Total available-for-sale investments	48	101	(53)	101	179	(78)
Privately held companies	(57)	(70)	13	(70)	34	(104)
Net gains (losses) on investments	(9)	31	(40)	31	213	(182)
Other gains (losses), net	(31)	9	(40)	9	(75)	84
Other income (loss), net	$(40)	$40	$(80)	$40	$138	$(98)
Fiscal 2013 Compared with Fiscal 2012
The decrease in net gains on available-for-sale investments in fiscal 2013 compared with fiscal 2012 was attributable to lower gains on fixed income and publicly traded equity securities in fiscal 2013 as a result of market conditions and the timing of sales of these securities. See Note 8 to the Consolidated Financial Statements for the unrealized gains and losses on investments. For fiscal 2013 as compared with fiscal 2012, the change in net losses on investments in privately held companies was primarily due to higher realized gains from various private investments, partially offset by an increase of $23 million in our proportional share of losses from our VCE joint venture. The change in other gains (losses), net for fiscal 2013 as compared with fiscal 2012, was primarily due to an increase in donations and less favorable foreign exchange impacts in fiscal 2013.
Fiscal 2012 Compared with Fiscal 2011
The decrease in total net gains on available-for-sale investments in fiscal 2012 compared with fiscal 2011 was attributable to lower gains on fixed income and publicly traded equity securities in fiscal 2012 as a result of market conditions and the timing of sales of these securities. For fiscal 2012 as compared with fiscal 2011, the change in net (losses) gains on investments in privately held companies was primarily due to equity method losses related to our proportional share of losses from our VCE joint venture increasing by $84 million for fiscal 2012. The change in other gains (losses), net for fiscal 2012 as compared with fiscal 2011, was primarily due to more favorable foreign exchange impacts in fiscal 2012.

Provision for Income Taxes
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates, higher than anticipated in countries that have higher tax rates, and expiration of or lapses in tax incentives. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes.
Fiscal 2013 Compared with Fiscal 2012
The provision for income taxes resulted in an effective tax rate of 11.1% for fiscal 2013, compared with 20.8% for fiscal 2012. The net 9.7 percentage point decrease in the effective tax rate between fiscal years was primarily attributable to a net tax benefit of $794 million, or 7.1 percentage points, due to a tax settlement with the IRS and an increase in tax benefits of $144 million, or 1.2 percentage points, due to the retroactive reinstatement of the U.S. federal R&D tax credit in fiscal 2013.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and for further explanation of our provision for income taxes, see Note 15 to the Consolidated Financial Statements.
Fiscal 2012 Compared with Fiscal 2011
The provision for income taxes resulted in an effective tax rate of 20.8% for fiscal 2012, compared with 17.1% for fiscal 2011. The net 3.7 percentage point increase in the effective tax rate between fiscal years was primarily attributable to a smaller proportion of net income which was subject to foreign income tax rates that are lower than the U.S. federal statutory rate of 35% and the expiration of the U.S. federal R&D tax credit on December 31, 2011, partially offset by other items including a reduction in state taxes.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, our capital allocation strategy including stock repurchase program and dividends, our contractual obligations, and certain other commitments and activities on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments   The following table summarizes our cash and cash equivalents and investments (in millions):

	July 27, 2013	July 28, 2012	Increase (Decrease)
Cash and cash equivalents	$7,925	$9,799	$(1,874)
Fixed income securities	39,888	37,297	2,591
Publicly traded equity securities	2,797	1,620	1,177
Total	$50,610	$48,716	$1,894
The increase in cash and cash equivalents and investments was primarily the result of cash provided by operating activities of $12.9 billion, an increase from $11.5 billion provided for fiscal 2012, and issuance of common stock of $3.3 billion pursuant to employee stock incentive plans. These sources of cash were partially offset by cash paid for acquisitions of $6.8 billion, cash dividends paid of $3.3 billion, the repurchase of common stock of $2.8 billion under the stock repurchase program, and capital expenditures of $1.2 billion. The increase in cash provided by operating activities in fiscal 2013 as compared with fiscal 2012 was primarily the result of an increase in net income.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $40.4 billion and $42.5 billion as of July 27, 2013 and July 28, 2012, respectively. Under current tax laws and regulations, if cash and cash equivalents and investments held outside the United States were to be distributed to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance available in the United States as of July 27, 2013 and July 28, 2012 was $10.2 billion and $6.2 billion, respectively. In the fourth quarter of fiscal 2013, we announced that we entered into a definitive agreement to acquire Sourcefire, which will reduce our current balance of cash and cash equivalents and investments available in the United States by approximately $2.7 billion upon completion of the acquisition. See Note 3 to the Consolidated Financial Statements.
We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our fixed income investment portfolio consisting primarily of high quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and payment of dividends as discussed below.
Free Cash Flow and Capital Allocation In August 2012, as part of our capital allocation strategy, we announced our intent to return a minimum of 50% of our free cash flow annually to our shareholders through cash dividends and repurchases of common stock, which objective we accomplished in fiscal 2013.
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Net cash provided by operating activities	$12,894	$11,491	$10,079
Acquisition of property and equipment	(1,160)	(1,126)	(1,174)
Free cash flow	$11,734	$10,365	$8,905
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

We consider free cash flow to be a liquidity measure that provides useful information to management and investors because of our intent to return a stated percentage of free cash flow to shareholders in the form of dividends and stock repurchases. We further regard free cash flow as a useful measure because it reflects cash that can be used to, among other things, invest in our business, make strategic acquisitions, repurchase common stock, and pay dividends on our common stock, after deducting capital investments. A limitation of the utility of free cash flow as a measure of financial performance and liquidity is that the free cash flow does not represent the total increase or decrease in our cash balance for the period.  In addition, we have other required uses of cash, including repaying the principal of our outstanding indebtedness. Free cash flow is not a measure calculated in accordance with U.S. generally accepted accounting principles and should not be regarded in isolation or as an alternative for net income provided by operating activities or any other measure calculated in accordance with such principles, and other companies may calculate free cash flow in a different manner than we do.
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 27, 2013	$0.62	$3,310	128	$21.63	$2,773	$6,083
July 28, 2012	$0.28	$1,501	262	$16.64	$4,360	$5,861
July 30, 2011	$0.12	$658	351	$19.36	$6,791	$7,449
On September 3, 2013, our Board of Directors declared a quarterly dividend of $0.17 per common share to be paid on October 23, 2013 to all shareholders of record as of the close of business on October 3, 2013.
Accounts Receivable, Net   The following table summarizes our accounts receivable, net (in millions), and DSO:

	July 27, 2013	July 28, 2012	Increase (Decrease)
Accounts receivable, net	$5,470	$4,369	$1,101
DSO	40	34	6
Our accounts receivable net, as of July 27, 2013 increased by approximately 25% compared with the end of fiscal 2012. Our DSO as of July 27, 2013 was higher by 6 days compared with the end of fiscal 2012, primarily due to the timing of product shipments, as a higher proportion of shipments were made in the latter part of the fourth quarter in fiscal 2013.
Inventory Supply Chain   The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	July 27, 2013	July 28, 2012	Increase (Decrease)
Inventories	$1,476	$1,663	$(187)
Annualized inventory turns	13.8	11.7	2.1
Purchase commitments with contract manufacturers and suppliers	$4,033	$3,869	$164
Inventory as of July 27, 2013 decreased by 11% from our inventory balance at the end of fiscal 2012, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 4%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers were flat compared with the end of fiscal 2012.
The inventory decrease was primarily due to lower levels of manufactured finished goods, which in turn was due in part to inventory sold as part of the sale of our Linksys product line. The increase in purchase commitments in fiscal 2013, as compared with fiscal 2012, was driven primarily by new product introductions and an increase in customer demand. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees  We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of July 27, 2013, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
July 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,507	$1,649	$3,136	$8,292	$438	$237	$675	$8,967
Allowance for credit loss	(238)	(86)	(20)	(344)	—	—	—	(344)
Deferred revenue	(41)	(32)	(2,036)	(2,109)	(225)	(191)	(416)	(2,525)
Net balance sheet exposure	$3,228	$1,531	$1,080	$5,839	$213	$46	$259	$6,098
Financing Receivables   Gross financing receivables less unearned income increased by 9% compared with the end of fiscal 2012. The change was primarily due to a 10% increase in lease receivables and an 18% increase in financed service contracts and other, partially reduced by an 8% decline in loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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

Borrowings
Senior Notes    The following table summarizes the principal amount of our senior notes (in millions):

	July 27, 2013	July 28, 2012
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000
Total	$16,000	$16,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of July 27, 2013.
Other Debt Other debt includes secured borrowings associated with customer financing arrangements, notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries, and notes related to our investment in Insieme Networks, Inc. (“Insieme”). The amount of borrowings outstanding under these arrangements was $31 million and $41 million as of July 27, 2013 and July 28, 2012, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of July 27, 2013 and July 28, 2012 we had no commercial paper outstanding under this program.
Credit Facility On February 17, 2012, we terminated our then-existing credit facility and entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of July 27, 2013, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to February 17, 2019.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 27, 2013	July 28, 2012	Increase (Decrease)
Service	$9,403	$9,173	$230
Product	4,020	3,707	313
Total	$13,423	$12,880	$543
Reported as:
Current	$9,262	$8,852	$410
Noncurrent	4,161	4,028	133
Total	$13,423	$12,880	$543
The increase in deferred service revenue in fiscal 2013 reflects the impact of new contract initiations and renewals, partially reduced by the ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements.

Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 27, 2013 (in millions):

	PAYMENTS DUE BY PERIOD
July 27, 2013	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,149	$367	$439	$160	$183
Purchase commitments with contract manufacturers and suppliers	4,033	4,033	—	—	—
Other purchase obligations	1,085	516	491	77	1
Long-term debt	16,021	3,260	3,510	751	8,500
Other long-term liabilities	635	—	101	433	101
Total by period	$22,923	$8,176	$4,541	$1,421	$8,785
Other long-term liabilities (uncertainty in the timing of future payments)	2,147
Total	$25,070
Operating Leases  For more information on our operating leases, see Note 12 to the Consolidated Financial Statements.
Purchase Commitments with Contract Manufacturers and Suppliers   We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. A significant portion of our reported estimated purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.” As of July 27, 2013, the liability for these purchase commitments was $172 million and is recorded in other current liabilities and is not included in the preceding table.
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
Other Long-Term Liabilities   Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, noncurrent deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1,748 million and noncurrent deferred tax liabilities of $399 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions (see Note 15 to the Consolidated Financial Statements).
Other Commitments
In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of agreed-upon technology, development, product, or other milestones or continued employment with us of certain employees of acquired entities. See Note 12 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $263 million as of July 27, 2013, compared with $120 million as of July 28, 2012.
Insieme Networks, Inc. In the third quarter of fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between Cisco and Insieme, this investment includes $100 million of funding and a license to certain of our technology. In addition, pursuant to a November 2012 amendment to the agreement between Cisco and Insieme, we agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of July 27, 2013, we owned approximately 84% of Insieme as a result of these investments and have consolidated the results of Insieme in our Consolidated Financial Statements.

In connection with this investment, we have entered into a put/call option agreement that provides us with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require us to purchase their shares upon the occurrence of certain events. If we acquire the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme’s products. We will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which may occur in the first half of fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by us based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by us is approximately $863 million. This amount was increased from a previous maximum of $750 million as a result of the November 2012 amendment, as the parties recognized that higher staffing levels may be necessary to perform additional product development. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of July 27, 2013 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of July 27, 2013, our cumulative gross investment in VCE was approximately $507 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During fiscal 2013, we invested approximately $93 million in VCE. We account for our investment in VCE under the equity method, and our portion of VCE’s net loss is recognized in other income (loss), net. As of July 27, 2013, we have recorded cumulative losses since inceptions from VCE of $422 million. Our carrying value in VCE as of July 27, 2013 was $85 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of July 27, 2013.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2013 and 2012 was $0.7 billion and $0.5 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of July 27, 2013 and July 28, 2012, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of July 27, 2013. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of July 27, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of July 27, 2013, 77% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our fixed income securities, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), plus 100 BPS, and plus 150 BPS. Due to the low interest rate environment at the end of each of fiscal 2013 and fiscal 2012, we did not believe a parallel shift of minus 100 BPS or minus 150 BPS was relevant. The hypothetical fair values as of July 27, 2013 and July 28, 2012 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 27, 2013	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$40,193	$39,888	$39,583	$39,278	$38,973

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$37,483	$37,297	$37,111	$36,924	$36,737
Financing Receivables As of July 27, 2013, our financing receivables had a carrying value of $7.9 billion, compared to $7.2 billion as of July 28, 2012. As of July 27, 2013, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 27, 2013, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.2 billion, and the related fair value was $17.6 billion, which fair value is based on market prices. As of July 27, 2013, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $5.25 billion of hedged debt, by a decrease or increase of $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.

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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of July 27, 2013 and July 28, 2012 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 27, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,000	$1,143	$1,286	$1,429	$1,572	$1,715	$1,858

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 28, 2012	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$944	$1,078	$1,213	$1,348	$1,483	$1,618	$1,752
Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of July 27, 2013, the total carrying amount of our investments in privately held companies was $833 million, compared with $858 million at July 28, 2012. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 27, 2013		July 28, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,472	$7	$3,336	$(10)
Sold	$1,401	$(5)	$1,566	$5
Option contracts:
Purchased	$716	$23	$2,478	$31
Sold	$696	$(4)	$2,239	$(25)
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our sales are primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our sales are influenced by many factors in addition to the impact of such currency fluctuations.
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2013, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $227 million, or approximately 1.3%, compared with fiscal 2012, and in fiscal 2012, they increased our combined R&D, sales and marketing, and G&A expenses by $90 million, or approximately 0.5% as compared with fiscal 2011. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
We also enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on receivables and payables that are denominated in currencies other than the functional currencies of the entities. The market risks associated with these foreign currency receivables, investments, and payables relate primarily to variances from our forecasted foreign currency transactions and balances. Our forward and option contracts generally have the following maturities:

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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cisco Systems, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of cash flows and of equity listed in the accompanying index present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 27, 2013 and July 28, 2012, and the results of their operations and their cash flows for each of the three years in the period ended July 27, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 27, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
September 10, 2013

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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 27, 2013. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding page.

/S/ JOHN T. CHAMBERS	/S/ FRANK A. CALDERONI

John T. Chambers	Frank A. Calderoni
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 10, 2013	September 10, 2013

Consolidated Balance Sheets
(in millions, except par value)

	July 27, 2013	July 28, 2012
ASSETS
Current assets:
Cash and cash equivalents	$7,925	$9,799
Investments	42,685	38,917
Accounts receivable, net of allowance for doubtful accounts of $228 at July 27, 2013 and $207 at July 28, 2012	5,470	4,369
Inventories	1,476	1,663
Financing receivables, net	4,037	3,661
Deferred tax assets	2,616	2,294
Other current assets	1,312	1,230
Total current assets	65,521	61,933
Property and equipment, net	3,322	3,402
Financing receivables, net	3,911	3,585
Goodwill	21,919	16,998
Purchased intangible assets, net	3,403	1,959
Other assets	3,115	3,882
TOTAL ASSETS	$101,191	$91,759
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,283	$31
Accounts payable	1,029	859
Income taxes payable	192	276
Accrued compensation	3,378	2,928
Deferred revenue	9,262	8,852
Other current liabilities	5,048	4,785
Total current liabilities	22,192	17,731
Long-term debt	12,928	16,297
Income taxes payable	1,748	1,844
Deferred revenue	4,161	4,028
Other long-term liabilities	1,034	558
Total liabilities	42,063	40,458
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,389 and 5,298 shares issued and outstanding at July 27, 2013 and July 28, 2012, respectively	42,297	39,271
Retained earnings	16,215	11,354
Accumulated other comprehensive income	608	661
Total Cisco shareholders’ equity	59,120	51,286
Noncontrolling interests	8	15
Total equity	59,128	51,301
TOTAL LIABILITIES AND EQUITY	$101,191	$91,759
See Notes to Consolidated Financial Statements.

Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
REVENUE:
Product	$38,029	$36,326	$34,526
Service	10,578	9,735	8,692
Total revenue	48,607	46,061	43,218
COST OF SALES:
Product	15,541	14,505	13,647
Service	3,626	3,347	3,035
Total cost of sales	19,167	17,852	16,682
GROSS MARGIN	29,440	28,209	26,536
OPERATING EXPENSES:
Research and development	5,942	5,488	5,823
Sales and marketing	9,538	9,647	9,812
General and administrative	2,264	2,322	1,908
Amortization of purchased intangible assets	395	383	520
Restructuring and other charges	105	304	799
Total operating expenses	18,244	18,144	18,862
OPERATING INCOME	11,196	10,065	7,674
Interest income	654	650	641
Interest expense	(583)	(596)	(628)
Other income (loss), net	(40)	40	138
Interest and other income, net	31	94	151
INCOME BEFORE PROVISION FOR INCOME TAXES	11,227	10,159	7,825
Provision for income taxes	1,244	2,118	1,335
NET INCOME	$9,983	$8,041	$6,490

Net income per share:
Basic	$1.87	$1.50	$1.17
Diluted	$1.86	$1.49	$1.17
Shares used in per-share calculation:
Basic	5,329	5,370	5,529
Diluted	5,380	5,404	5,563

Cash dividends declared per common share	$0.62	$0.28	$0.12
See Notes to Consolidated Financial Statements.

Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Net income	$9,983	$8,041	$6,490
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(2), $6, and $(151) for fiscal 2013, 2012, and 2011, respectively	(6)	(31)	281
Net gains reclassified into earnings, net of tax expense of $17, $36, and $68 for fiscal 2013, 2012, and 2011, respectively	(31)	(65)	(112)
	(37)	(96)	169
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(1) for fiscal 2013 and $0 for both fiscal 2012 and 2011	73	(131)	87
Net (gains) losses reclassified into earnings	(12)	72	(108)
	61	(59)	(21)
Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $(1), $36 and $(34) for fiscal 2013, 2012, and 2011, respectively	(84)	(496)	538
Other comprehensive (loss) income	(60)	(651)	686
Comprehensive income	9,923	7,390	7,176
Comprehensive loss (income) attributable to noncontrolling interests	7	18	(15)
Comprehensive income attributable to Cisco Systems, Inc.	$9,930	$7,408	$7,161
See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net income	$9,983	$8,041	$6,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,351	2,602	2,486
Share-based compensation expense	1,120	1,401	1,620
Provision for receivables	44	50	89
Deferred income taxes	(37)	(314)	(157)
Excess tax benefits from share-based compensation	(92)	(60)	(71)
Net losses (gains) on investments	9	(31)	(213)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,001)	272	298
Inventories	218	(287)	(147)
Financing receivables	(723)	(846)	(1,616)
Other assets	(27)	(674)	275
Accounts payable	164	(7)	(28)
Income taxes, net	(239)	418	(156)
Accrued compensation	330	(101)	(64)
Deferred revenue	598	727	1,028
Other liabilities	196	300	245
Net cash provided by operating activities	12,894	11,491	10,079
Cash flows from investing activities:
Purchases of investments	(36,608)	(41,810)	(37,130)
Proceeds from sales of investments	14,799	27,365	17,538
Proceeds from maturities of investments	17,909	12,103	18,117
Acquisition of property and equipment	(1,160)	(1,126)	(1,174)
Acquisition of businesses, net of cash and cash equivalents acquired	(6,766)	(375)	(266)
Purchases of investments in privately held companies	(225)	(380)	(204)
Return of investments in privately held companies	209	242	163
Other	74	166	22
Net cash used in investing activities	(11,768)	(3,815)	(2,934)
Cash flows from financing activities:
Issuances of common stock	3,338	1,372	1,831
Repurchases of common stock - repurchase program	(2,773)	(4,560)	(6,713)
Shares repurchased for tax withholdings on vesting of restricted stock units	(330)	(200)	(183)
Short-term borrowings, maturities less than 90 days, net	(20)	(557)	512
Issuances of debt, maturities greater than 90 days	24	—	4,109
Repayments of debt, maturities greater than 90 days	(16)	—	(3,113)
Excess tax benefits from share-based compensation	92	60	71
Dividends paid	(3,310)	(1,501)	(658)
Other	(5)	(153)	80
Net cash used in financing activities	(3,000)	(5,539)	(4,064)
Net (decrease) increase in cash and cash equivalents	(1,874)	2,137	3,081
Cash and cash equivalents, beginning of fiscal year	9,799	7,662	4,581
Cash and cash equivalents, end of fiscal year	$7,925	$9,799	$7,662

Supplemental cash flow information:
Cash paid for interest	$682	$681	$777
Cash paid for income taxes, net	$1,519	$2,014	$1,649
See Notes to Consolidated Financial Statements.

Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 31, 2010	5,655	$37,793	$5,851	$623	$44,267	$18	$44,285
Net income			6,490		6,490		6,490
Other comprehensive income				671	671	15	686
Issuance of common stock	141	1,831			1,831		1,831
Repurchase of common stock	(351)	(2,392)	(4,399)		(6,791)		(6,791)
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	(183)			(183)		(183)
Cash dividends declared ($0.12 per common share)			(658)		(658)		(658)
Tax effects from employee stock incentive plans		(33)			(33)		(33)
Share-based compensation expense		1,620			1,620		1,620
Purchase acquisitions and other		12			12		12
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			8,041		8,041		8,041
Other comprehensive loss				(633)	(633)	(18)	(651)
Issuance of common stock	137	1,372			1,372		1,372
Repurchase of common stock	(262)	(1,890)	(2,470)		(4,360)		(4,360)
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	(200)			(200)		(200)
Cash dividends declared ($0.28 per common share)			(1,501)		(1,501)		(1,501)
Tax effects from employee stock incentive plans		(66)			(66)		(66)
Share-based compensation expense		1,401			1,401		1,401
Purchase acquisitions and other		6			6		6
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			9,983		9,983		9,983
Other comprehensive loss				(53)	(53)	(7)	(60)
Issuance of common stock	235	3,338			3,338		3,338
Repurchase of common stock	(128)	(961)	(1,812)		(2,773)		(2,773)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(330)			(330)		(330)
Cash dividends declared ($0.62 per common share)			(3,310)		(3,310)		(3,310)
Tax effects from employee stock incentive plans		(204)			(204)		(204)
Share-based compensation expense		1,120			1,120		1,120
Purchase acquisitions and other		63			63		63
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 27, 2013, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,868	$18,002	$60,904	$78,906
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2013, fiscal 2012, and fiscal 2011 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The Company consolidates its investments in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) and Insieme Networks, Inc. (“Insieme”) as these are variable interest entities and the Company is the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from the Company’s equity in the equity section of the Consolidated Balance Sheets. SOFTBANK’s share of the earnings in the venture fund and the loss attributable to the noncontrolling interests in Insieme are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents   The Company considers all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.
(b) Available-for-Sale Investments   The Company classifies its investments in both fixed income securities and publicly traded equity securities as available-for-sale investments. Fixed income securities primarily consist of U.S. government securities, U.S. government agency securities, non-U.S. government and agency securities, and corporate debt securities. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of fixed income and public equity securities sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive income (AOCI), net of tax. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.
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
Investments in privately held companies are included in other assets in the Consolidated Balance Sheets and are primarily accounted for using either the cost or equity method. The Company monitors these investments for impairments and makes reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
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
Financing receivables are written off at the point when they are considered uncollectible and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit loss. The Company does not typically have any partially written-off financing receivables.
Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. The Company does not accrue interest on financing receivables that are considered impaired or more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured and in the process of collection. Financing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled and the customer remains current for an appropriate period.
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
(g) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $1.2 billion, $1.1 billion, and $1.1 billion for fiscal 2013, 2012, and 2011, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	10 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of remaining lease term or 5 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term generally up to 3 years
(h) Business Combinations The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When a project underlying reported IPR&D is completed, the corresponding amount of IPR&D is reclassified as an amortizable purchased intangible asset and is amortized over the asset’s estimated useful life. Acquisition-related expenses and restructuring costs are recognized separately from the business combination and are expensed as incurred.
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
(k) Fair Value   Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, the Company considers the principal or most advantageous market in which it would transact, and it also considers assumptions that market participants would use when pricing the asset or liability.
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
(l) Derivative Instruments   The Company recognizes derivative instruments as either assets or liabilities and measures those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative instrument designated as a net investment hedge of the Company’s foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. Any ineffective portion of the net investment hedges is reported in earnings during the period of change. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. The Company records derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.
Hedge effectiveness for foreign exchange forward contracts used as cash flow hedges is assessed by comparing the change in the fair value of the hedge contract with the change in the fair value of the forecasted cash flows of the hedged item. Hedge effectiveness for equity forward contracts and foreign exchange net investment hedge forward contracts is assessed by comparing changes in fair value due to changes in spot rates for both the derivative and the hedged item. For foreign exchange option contracts, hedge effectiveness is assessed based on the hedging instrument’s entire change in fair value. Hedge effectiveness for interest rate swaps is assessed by comparing the change in fair value of the swap with the change in the fair value of the hedged item due to changes in the benchmark interest rate.
(m) Foreign Currency Translation   Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income (loss), net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.
(n) Concentrations of Risk   Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. The Company seeks to mitigate its credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.
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
(o) Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. For hosting arrangements, the Company recognizes subscription revenue ratably over the subscription period, while usage revenue is recognized based on utilization. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services transactional revenue is recognized upon delivery or completion of performance.
The Company uses distributors that stock inventory and typically sell to systems integrators, service providers, and other resellers. The Company refers to this as its two-tier system of sales to the end customer. Revenue from distributors is recognized based on a sell-through method using information provided by them. Distributors participate in various cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. Shipping and handling fees billed to customers are included in revenue, with the associated costs included in cost of sales.

Many of the Company’s products have both software and nonsoftware components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: Switching, Next-Generation Network (NGN) Routing, Service Provider Video, Collaboration, Wireless, Data Center, Security, and Other Products. The Company also provides technical support and advanced services. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, and commercial customers. The Company and its salesforce are not organized by product divisions, and the Company’s products and services can be sold standalone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, and other product technologies along with technical support and advanced services. The Company’s enterprise and commercial arrangements are unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems products along with technical support services.
The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. For example, a customer may purchase routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors purchase products or technical support services on a standalone basis for resale to an end user or for purposes of stocking certain products, and these transactions would not result in a multiple-element arrangement.
In many instances, products are sold separately in standalone arrangements as customers may support the products themselves or purchase support on a time-and-materials basis. Advanced services are sometimes sold in standalone engagements such as general consulting, network management, or security advisory projects, and technical support services are sold separately through renewals of annual contracts. The Company determines its vendor-specific objective evidence (VSOE) based on its normal pricing and discounting practices for the specific product or service when sold separately. VSOE determination requires that a substantial majority of the historical standalone transactions have the selling prices for a product or service that fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.
When the Company is not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to the Company infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain newly introduced product categories, the Company attempts to determine the selling price of each element based on third-party evidence of selling price (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, the Company’s go-to-market strategy differs from that of its peers, and its offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, the Company is unable to reliably determine what similar competitor products’ selling prices are on a standalone basis. Therefore, the Company is typically not able to determine TPE.
When the Company is unable to establish fair value using VSOE or TPE, the Company uses estimated selling prices (ESP) in its allocation of arrangement consideration. The objective of ESP is to determine the price at which the Company would transact a sale if the product or service were regularly sold on a standalone basis. ESP is generally used for new or highly proprietary offerings and solutions or for offerings not priced within a reasonably narrow range. The Company determines ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by the Company’s management, taking into consideration the go-to-market strategy.
The Company regularly reviews VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during the fiscal year, nor does the Company currently expect a material impact in the near term from changes in VSOE, TPE, or ESP.
The Company’s arrangements with multiple deliverables may have a standalone software deliverable that is subject to the software revenue recognition guidance. In these cases, revenue for the software is generally recognized upon shipment or electronic delivery and granting of the license. The revenue for these multiple-element arrangements is allocated to the software deliverable and the nonsoftware deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. In the circumstances where the Company cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverable, ESP is used for the purposes of performing this allocation.
(p) Advertising Costs   The Company expenses all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $218 million, $218 million, and $325 million for fiscal 2013, 2012, and 2011, respectively.

(q) Share-Based Compensation Expense   The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including employee stock options, stock grants, stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (“Lattice-Binomial Model”) or the Black-Scholes model, and for employee stock purchase rights the Company estimates the fair value using the Black-Scholes model. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Because share-based compensation expense is based on awards ultimately expected to vest, it has been reduced for forfeitures.
(r) Software Development Costs   Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred subsequent to the establishment of technological feasibility are capitalized if significant. Costs incurred during the application development stage for internal-use software are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Such software development costs required to be capitalized have not been material to date.
(s) Income Taxes   Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
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
(t) Computation of Net Income per Share   Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
(u) Consolidation of Variable Interest Entities  The Company uses a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that the Company is the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in the Company’s Consolidated Financial Statements.
(v) Use of Estimates   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:

▪	Revenue recognition

▪	Allowances for accounts receivable, sales returns, and financing receivables

▪	Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers

▪	Warranty costs

▪	Share-based compensation expense

▪	Fair value measurements and other-than-temporary impairments

▪	Goodwill and purchased intangible asset impairments

▪	Income taxes

▪	Loss contingencies

The actual results experienced by the Company may differ materially from management’s estimates.
(w) New Accounting Updates Recently Adopted
In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income, which eliminated the option to present components of other comprehensive income as part of the statement of equity. The Company adopted this accounting standard in the first quarter of fiscal 2013.
In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2013, and its adoption did not have any impact on the Company’s Consolidated Financial Statements.
(x) Recent Accounting Standards or Updates Not Yet Effective
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
In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2014. The adoption of this accounting standard update did not have any impact on the Company’s Consolidated Financial Statements.
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
In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it either sells a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2015. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, the Company’s unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for the Company beginning in the first quarter fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Business Combinations

(a)	Acquisition Summary
On July 30, 2012, the Company completed its acquisition of NDS Group Limited (“NDS”), a provider of video software and content security solutions that enable service providers and media companies to securely deliver and monetize new video entertainment experiences. The acquisition of NDS will be combined with the delivery of Cisco Videoscape, the Company’s comprehensive content delivery platform that enables service providers and media companies to deliver next-generation entertainment experiences. The Company has included revenue from the NDS acquisition, subsequent to the acquisition date, in its Service Provider Video product category.
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
The total purchase allocation for NDS is summarized as follows (in millions):

Fair Value
Cash and cash equivalents	$98
Accounts receivable, net	199
Other tangible assets	268
Goodwill	3,444
Purchased intangible assets	1,746
Deferred tax liabilities, net	(378)
Liabilities assumed	(372)
Total purchase consideration	$5,005
The Company completed 12 additional business combinations during fiscal 2013. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2013	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Meraki, Inc.	$974	$(59)	$289	$744
Intucell, Ltd.	360	(23)	106	277
Ubiquisys Limited	280	(30)	123	187
All others (nine in total)	363	(25)	127	261
Total other acquisitions	$1,977	$(137)	$645	$1,469
The Company acquired privately held Meraki, Inc. (“Meraki”) in the second quarter of fiscal 2013. Meraki offers mid-market customers on-premise networking solutions centrally managed from the cloud. With its acquisition of Meraki, the Company intends to address the shift to cloud networking as a key part of the Company’s overall strategy to accelerate the adoption of software-based business models that provide new consumption options for customers and revenue opportunities for partners. The Company has included revenue from the Meraki acquisition, subsequent to the acquisition date, in its Wireless product category.
The Company acquired privately held Intucell, Ltd. (“Intucell”) in the third quarter of fiscal 2013. Intucell provides advanced self-optimizing network software for mobile carriers. With its acquisition of Intucell, the Company intends to enhance its commitment to global service providers by adding a critical network intelligence layer to manage and optimize spectrum, coverage and capacity, and ultimately the quality of the mobile experience. The Company has included revenue from the Intucell acquisition, subsequent to the acquisition date, in its NGN Routing product category.

The Company acquired privately held Ubiquisys Limited (“Ubiquisys”) in the fourth quarter of fiscal 2013. Ubiquisys offers service providers intelligent 3G and long-term evolution (LTE) small-cell technologies for seamless connectivity across mobile networks. With its acquisition of Ubiquisys, the Company intends to strengthen its commitment to global service providers by enabling a comprehensive small-cell solution that supports the transition to next-generation radio access networks. The Company has included revenue from the Ubiquisys acquisition, subsequent to the acquisition date, in its NGN Routing product category.
The total purchase consideration related to the Company’s business combinations completed during fiscal 2013 consisted of cash consideration, repayment of debt, and vested share-based awards assumed. The total in cash and cash equivalents acquired from these business combinations was approximately $156 million.
Fiscal 2012 and 2011
Allocation of the purchase consideration for business combinations completed in fiscal 2012 is summarized as follows (in millions):

Fiscal 2012	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Lightwire, Inc.	$239	$(15)	$97	$157
All others (six in total)	159	(24)	103	80
Total acquisitions	$398	$(39)	$200	$237
The Company acquired Lightwire, Inc. (“Lightwire”) in the third quarter of fiscal 2012. With its acquisition of Lightwire, a developer of advanced optical interconnect technology for high-speed networking applications, the Company aimed to develop and deliver cost-effective, high-speed networks with the next generation of optical connectivity. The Company included revenue from the Lightwire acquisition, subsequent to the acquisition date, in its Switching product category.
The total purchase consideration related to the Company’s business combinations completed during fiscal 2012 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was immaterial.
Allocation of the purchase consideration for business combinations completed in fiscal 2011 is summarized as follows (in millions):

Fiscal 2011	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Total acquisitions (six in total)	$288	$(10)	$114	$184

(b)	Other Acquisition/Divestiture Information
Total transaction costs related to the Company’s business combination activities during fiscal 2013, 2012, and 2011 were $40 million, $15 million, and $10 million, respectively. These transaction costs were expensed as incurred as general and administrative (“G&A”) expenses in the Consolidated Statements of Operations.
The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from the Company’s business combinations completed during fiscal 2013 is primarily related to expected synergies. The goodwill is generally not deductible for U.S. federal income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the fiscal years presented have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
During the third quarter of fiscal 2013, the Company completed the sale of its Linksys product line to a third party. The financial statement impact of the Company’s Linksys product line and its resulting sale were not material for any of the fiscal years presented.

(c)	Pending Acquisition of Sourcefire, Inc.
In the fourth quarter of fiscal 2013, the Company announced that it had entered into a definitive agreement to acquire Sourcefire, Inc. (“Sourcefire”), a leader in intelligent cybersecurity solutions. Sourcefire delivers innovative, highly automated security through continuous awareness, threat detection and protection across its portfolio, including next-generation intrusion prevention systems, next-generation firewalls, and advanced malware protection. With the Sourcefire acquisition the Company aims to accelerate its security strategy of defending, discovering, and remediating advanced threats to provide continuous security solutions to the Company’s customers in more places across the network.
Under the agreement, the Company has agreed to pay approximately $2.7 billion in cash and retention-based incentives to acquire Sourcefire. The acquisition is expected to close in the second half of calendar 2013 and is subject to customary closing conditions, including a regulatory review. Upon close of the acquisition, revenue from Sourcefire will be included in the Company’s Security product category.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of July 27, 2013 and July 28, 2012, as well as the changes to goodwill during fiscal 2013 and 2012 (in millions):

	Balance at July 28, 2012	NDS Acquisition	Other Acquisitions	Other	Balance at July 27, 2013
Americas	$11,755	$1,230	$828	$(13)	$13,800
EMEA	3,287	1,327	411	12	5,037
APJC	1,956	887	230	9	3,082
Total	$16,998	$3,444	$1,469	$8	$21,919

	Balance at July 30, 2011	Acquisitions	Other	Balance at July 28, 2012
Americas	$11,627	$136	$(8)	$11,755
EMEA	3,272	64	(49)	3,287
APJC	1,919	37	—	1,956
Total	$16,818	$237	$(57)	$16,998
In fiscal 2013, the column entitled “Other” primarily includes purchase accounting adjustments and a goodwill reduction related to divestiture activity. In fiscal 2012, “Other” primarily includes foreign currency translation and purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following tables present details of the Company’s intangible assets acquired through business combinations completed during fiscal 2013 and 2012 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2013	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
NDS Group Limited	6.4	$807	6.7	$818	7.4	$27	$94	$1,746
Meraki, Inc.	8.0	259	6.0	30	—	—	—	289
Intucell, Ltd.	5.0	59	5.0	11	—	—	36	106
Ubiquisys Limited	4.0	66	5.0	7	—	—	50	123
All others (nine in total)	4.7	95	5.8	17	5.0	1	14	127
Total		$1,286		$883		$28	$194	$2,391

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2012	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Lightwire, Inc.	5.0	$97	—	$—	—	$—	$—	$97
All others	3.5	102	3.0	1	—	—	—	103
Total		$199		$1		$—	$—	$200

The following tables present details of the Company’s purchased intangible assets (in millions):

July 27, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,563	$(1,366)	$2,197
Customer relationships	1,566	(466)	1,100
Other	30	(10)	20
Total purchased intangible assets with finite lives	5,159	(1,842)	3,317
In-process research and development, with indefinite lives	86	—	86
Total	$5,245	$(1,842)	$3,403

July 28, 2012	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,267	$(908)	$1,359
Customer relationships	2,261	(1,669)	592
Other	49	(41)	8
Total	$4,577	$(2,618)	$1,959

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Amortization of purchased intangible assets:
Cost of sales	$606	$424	$492
Operating expenses:
Amortization of purchased intangible assets	395	383	520
Restructuring and other charges	—	—	8
Total	$1,001	$807	$1,020
There were no impairment charges related to purchased intangible assets during fiscal 2013. Amortization of purchased intangible assets for fiscal 2012 and 2011 included impairment charges of approximately $12 million and $164 million, respectively. The impairment charges of $12 million for fiscal 2012 were due to declines in estimated fair value resulting from reductions in expected future cash flows associated with certain of the Company’s technology assets. For fiscal 2011, the $164 million in impairment charges consisted of $64 million of charges to product cost of sales, $92 million of charges to amortization of purchased intangibles, and $8 million of charges to restructuring and other charges. These impairment charges were primarily due to declines in estimated fair value resulting from reductions in expected future cash flows associated with certain of the Company’s consumer products and were categorized as follows: $97 million in technology assets, $40 million in customer relationships, and $27 million in other purchased intangible assets.
The estimated future amortization expense of purchased intangible assets with finite lives as of July 27, 2013 is as follows (in millions):

Fiscal Year	Amount
2014	$903
2015	820
2016	593
2017	440
2018	294
Thereafter	267
Total	$3,317

5.	Restructuring and Other Charges
Fiscal 2011 Plans
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
Pursuant to the restructuring that the Company announced in July 2011, the Company has incurred cumulative charges of approximately $1.1 billion (included as part of the charges discussed below). The Company has completed the July 2011 restructuring and does not expect any remaining charges related to these actions. The following table summarizes the activities related to the restructuring and other charges pursuant to the Company’s July 2011 announcement related to the realignment and restructuring of the Company’s business as well as certain of its then consumer product lines as announced during April 2011 (in millions):

	Voluntary Early Retirement Program	Employee Severance	Goodwill and Intangible Assets	Other	Total
Gross charges in fiscal 2011	$453	$247	$71	$28	$799
Cash payments	(436)	(13)	—	—	(449)
Non-cash items	—	—	(71)	(17)	(88)
Balance as of July 30, 2011	17	234	—	11	262
Gross charges in fiscal 2012	—	299	—	54	353
Change in estimate related to fiscal 2011 charges	—	(49)	—	—	(49)
Cash payments	(17)	(401)	—	(18)	(436)
Non-cash items	—	—	—	(20)	(20)
Balance as of July 28, 2012	—	83	—	27	110
Gross charges in fiscal 2013	—	111	—	(6)	105
Cash payments	—	(173)	—	(11)	(184)
Non-cash items	—	—	—	(3)	(3)
Balance as of July 27, 2013	$—	$21	$—	$7	$28
Other charges incurred during fiscal 2012 were primarily for the consolidation of excess facilities, as well as an incremental charge related to the sale of the Company’s Juarez, Mexico manufacturing operations, which sale was completed in the first quarter of fiscal 2012.
During fiscal 2011, the Company incurred a charge of approximately $63 million related to a reduction to goodwill as a result of the sale of its Juarez manufacturing operations and also recorded an intangible asset impairment of $8 million in connection with the restructuring of the Company’s then consumer product lines. Other charges incurred during fiscal 2011 were primarily related to the consolidation of excess facilities and other charges associated with the realignment and restructuring of the Company’s then consumer product lines. During fiscal 2011, the Company also recorded charges of approximately $124 million, primarily related to inventory and supply chain charges in connection with restructuring related to its then consumer product lines, most notably exiting the Flip Video camera product line, which were recorded in cost of sales and not included in the preceding table.

August Fiscal 2014 Plan
In August 2013 the Company announced a workforce reduction plan. The Company is rebalancing its resources with a workforce reduction plan that will impact approximately 4,000 employees, or 5% of the Company’s global workforce. The Company expects to take action under this plan beginning in the first quarter of fiscal 2014. The Company currently estimates that it will recognize pre-tax charges to its financial results in an amount not expected to exceed $550 million consisting of severance and other one-time termination benefits, and other associated costs. These charges will be primarily cash-based. The Company expects that approximately $250 million to $300 million of these charges will be recognized during the first quarter of fiscal 2014 with the remaining amount to be recognized during the rest of fiscal 2014.

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	July 27, 2013	July 28, 2012
Inventories:
Raw materials	$105	$127
Work in process	24	35
Finished goods:
Distributor inventory and deferred cost of sales	572	630
Manufactured finished goods	480	597
Total finished goods	1,052	1,227
Service-related spares	256	213
Demonstration systems	39	61
Total	$1,476	$1,663

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,426	$4,363
Computer equipment and related software	1,416	1,469
Production, engineering, and other equipment	5,721	5,364
Operating lease assets (1)	326	300
Furniture and fixtures	497	487
	12,386	11,983
Less accumulated depreciation and amortization (1)	(9,064)	(8,581)
Total	$3,322	$3,402
(1) Accumulated depreciation related to operating lease assets was $203 and $181 as of July 27, 2013 and July 28, 2012, respectively.

Other assets:
Deferred tax assets	$1,539	$2,270
Investments in privately held companies	833	858
Other	743	754
Total	$3,115	$3,882

Deferred revenue:
Service	$9,403	$9,173
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,340	2,975
Cash receipts related to unrecognized revenue from two-tier distributors	680	732
Total product deferred revenue	4,020	3,707
Total	$13,423	$12,880
Reported as:
Current	$9,262	$8,852
Noncurrent	4,161	4,028
Total	$13,423	$12,880

7.	Financing Receivables and Guarantees

(a)	Financing Receivables
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
A summary of the Company’s financing receivables is presented as follows (in millions):

July 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,780	$1,649	$3,136	$8,565
Unearned income	(273)	—	—	(273)
Allowance for credit loss	(238)	(86)	(20)	(344)
Total, net	$3,269	$1,563	$3,116	$7,948
Reported as:
Current	$1,418	$898	$1,721	$4,037
Noncurrent	1,851	665	1,395	3,911
Total, net	$3,269	$1,563	$3,116	$7,948

July 28, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,429	$1,796	$2,651	$7,876
Unearned income	(250)	—	—	(250)
Allowance for credit loss	(247)	(122)	(11)	(380)
Total, net	$2,932	$1,674	$2,640	$7,246
Reported as:
Current	$1,200	$968	$1,493	$3,661
Noncurrent	1,732	706	1,147	3,585
Total, net	$2,932	$1,674	$2,640	$7,246
As of July 27, 2013 and July 28, 2012, the deferred service revenue related to the financed service contracts and other was $2,036 million and $1,838 million, respectively.
Contractual maturities of the gross lease receivables at July 27, 2013 are summarized as follows (in millions):

Fiscal Year	Amount
2014	$1,656
2015	1,114
2016	632
2017	301
2018	75
Thereafter	2
Total	$3,780
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables
Financing receivables categorized by the Company’s internal credit risk rating as of July 27, 2013 and July 28, 2012 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
July 27, 2013	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,681	$1,482	$93	$3,256	$251	$3,507
Loan receivables	842	777	30	1,649	—	1,649
Financed service contracts and other	1,876	1,141	119	3,136	—	3,136
Total	$4,399	$3,400	$242	$8,041	$251	$8,292

	INTERNAL CREDIT RISK RATING
July 28, 2012	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,532	$1,342	$31	$2,905	$274	$3,179
Loan receivables	831	921	44	1,796	—	1,796
Financed service contracts and other	1,552	1,030	69	2,651	—	2,651
Total	$3,915	$3,293	$144	$7,352	$274	$7,626
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of July 27, 2013 and July 28, 2012 were $2,453 million and $2,387 million, respectively, and were associated with financing receivables (net of unearned income) of $8,292 million and $7,626 million as of their respective period ends. The Company did not modify any financing receivables during the periods presented.
The following tables present the aging analysis of financing receivables as of July 27, 2013 and July 28, 2012 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2013	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$85	$48	$124	$257	$3,250	$3,507	$27	$22
Loan receivables	6	3	11	20	1,629	1,649	11	9
Financed service contracts and other	75	48	392	515	2,621	3,136	18	11
Total	$166	$99	$527	$792	$7,500	$8,292	$56	$42

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 28, 2012	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$151	$69	$173	$393	$2,786	$3,179	$23	$14
Loan receivables	10	8	11	29	1,767	1,796	4	4
Financed service contracts and other	89	68	392	549	2,102	2,651	18	10
Total	$250	$145	$576	$971	$6,655	$7,626	$45	$28
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The preceding aging tables exclude pending adjustments on billed tax assessment in certain international markets. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $406 million and $455 million as of July 27, 2013 and July 28, 2012, respectively.
As of July 27, 2013, the Company had financing receivables of $87 million, net of unbilled or current receivables from the same contract, that were in the category for 91 days plus past due but remained on accrual status. Such balance was $109 million as of July 28, 2012. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	21	(20)	10	11
Write-offs, net of recoveries	(30)	(15)	(1)	(46)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Gross receivables as of July 27, 2013, net of unearned income	$3,507	$1,649	$3,136	$8,292

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions	22	22	(13)	31
Write-offs, net of recoveries	(2)	—	(1)	(3)
Foreign exchange and other	(10)	(3)	(2)	(15)
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Gross receivables as of July 28, 2012, net of unearned income	$3,179	$1,796	$2,651	$7,626

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 31, 2010	$207	$73	$21	$301
Provisions	31	43	8	82
Write-offs, net of recoveries	(13)	(18)	(2)	(33)
Foreign exchange and other	12	5	—	17
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Gross receivables as of July 30, 2011, net of unearned income	$2,861	$1,468	$2,637	$6,966

(d)	Financing Guarantees
In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $23.8 billion, $21.3 billion, and $18.2 billion for fiscal 2013, 2012, and 2011, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.2 billion as of July 27, 2013 and July 28, 2012, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $185 million for fiscal 2013, $227 million for fiscal 2012, and $247 million for fiscal 2011.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at July 27, 2013 and July 28, 2012, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 27, 2013	July 28, 2012
Maximum potential future payments relating to financing guarantees:
Channel partner	$438	$277
End user	237	232
Total	$675	$509
Deferred revenue associated with financing guarantees:
Channel partner	$(225)	$(193)
End user	(191)	(200)
Total	$(416)	$(393)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$259	$116

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

July 27, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$27,814	$22	$(13)	$27,823
U.S. government agency securities	3,083	7	(1)	3,089
Non-U.S. government and agency securities	1,094	3	(2)	1,095
Corporate debt securities	7,876	55	(50)	7,881
Total fixed income securities	39,867	87	(66)	39,888
Publicly traded equity securities	2,063	738	(4)	2,797
Total	$41,930	$825	$(70)	$42,685

July 28, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$24,201	$41	$(1)	$24,241
U.S. government agency securities	5,367	21	—	5,388
Non-U.S. government and agency securities	1,629	9	—	1,638
Corporate debt securities	5,959	74	(3)	6,030
Total fixed income securities	37,156	145	(4)	37,297
Publicly traded equity securities	1,107	524	(11)	1,620
Total	$38,263	$669	$(15)	$38,917
U.S. government agency securities include corporate debt securities that are guaranteed by the Federal Deposit Insurance Corporation (FDIC), while non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Gross realized gains	$264	$561	$322
Gross realized losses	(216)	(460)	(143)
Total	$48	$101	$179
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Net gains on investments in publicly traded equity securities	$17	$43	$88
Net gains on investments in fixed income securities	31	58	91
Total	$48	$101	$179
Impairment charges on available-for-sale investments were not material for the periods presented.

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at July 27, 2013 and July 28, 2012 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,865	$(13)	$—	$—	$7,865	$(13)
U.S. government agency securities	294	(1)	—	—	294	(1)
Non-U.S. government and agency securities	432	(2)	—	—	432	(2)
Corporate debt securities	3,704	(50)	4	—	3,708	(50)
Total fixed income securities	12,295	(66)	4	—	12,299	(66)
Publicly traded equity securities	278	(4)	—	—	278	(4)
Total	$12,573	$(70)	$4	$—	$12,577	$(70)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2012	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$5,357	$(1)	$—	$—	$5,357	$(1)
Corporate debt securities	603	(3)	14	—	617	(3)
Total fixed income securities	5,960	(4)	14	—	5,974	(4)
Publicly traded equity securities	167	(8)	20	(3)	187	(11)
Total	$6,127	$(12)	$34	$(3)	$6,161	$(15)
As of July 27, 2013, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 27, 2013, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended July 27, 2013.
The Company has evaluated its publicly traded equity securities as of July 27, 2013 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at July 27, 2013 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$15,903	$15,918
Due in 1 to 2 years	11,115	11,144
Due in 2 to 5 years	12,706	12,681
Due after 5 years	143	145
Total	$39,867	$39,888

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2013 and 2012 was $0.7 billion and $0.5 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 27, 2013 and July 28, 2012, the Company had no outstanding securities lending transactions.

9.	Fair Value

(a)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present assets and liabilities measured at fair value on a recurring basis as of July 27, 2013 and July 28, 2012 (in millions):

	JULY 27, 2013 FAIR VALUE MEASUREMENTS			JULY 28, 2012 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets
Cash equivalents:
Money market funds	$6,045	$—	$6,045	$2,506	$—	$—	$2,506
Available-for-sale investments:
U.S. government securities	—	27,823	27,823	—	24,241	—	24,241
U.S. government agency securities	—	3,089	3,089	—	5,388	—	5,388
Non-U.S. government and agency securities	—	1,095	1,095	—	1,638	—	1,638
Corporate debt securities	—	7,881	7,881	—	6,030	—	6,030
Publicly traded equity securities	2,797	—	2,797	1,620	—	—	1,620
Derivative assets	—	182	182	—	263	1	264
Total	$8,842	$40,070	$48,912	$4,126	$37,560	$1	$41,687
Liabilities:
Derivative liabilities	$—	$171	$171	$—	$42	$—	$42
Total	$—	$171	$171	$—	$42	$—	$42
Level 1 publicly traded equity securities are determined by using quoted prices in active markets for identical assets. Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.
Level 3 assets include certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that the Company could not corroborate with market data. The activity related to assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended July 27, 2013 was not material.

The following table presents a reconciliation for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended July 28, 2012 (in millions):

	Asset-Backed Securities	Derivative Assets	Total
Balance at July 30, 2011	$121	$2	$123
Total gains and losses (realized and unrealized):
Included in other income (loss), net	3	—	3
Included in other comprehensive income	(3)	—	(3)
Sales	(14)	(1)	(15)
Transfer into Level 2	(107)	—	(107)
Balance at July 28, 2012	$—	$1	$1
The Company’s asset-backed securities, prior to being sold, were reclassified from Level 3 to Level 2 during fiscal 2012, as circumstances indicated an increase in market activity, and related observable market data was available for these financial assets.

(b)	Assets Measured at Fair Value on a Nonrecurring Basis
The following tables present the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	July 27, 2013		July 28, 2012		July 30, 2011
	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended
Assets held for sale	$1	$(1)	$63	$(413)	$20	$(38)
Investments in privately held companies	$63	(31)	$47	(23)	$13	(10)
Purchased intangible assets	$—	—	$—	(12)	$—	(164)
Manufacturing operations held for sale	$—	—	$—	—	$167	(61)
Gains on assets no longer held at end of fiscal year		75		14		—
Total gains (losses) for nonrecurring measurements		$43		$(434)		$(273)
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
The assets held for sale represent land and buildings which met the criteria to be classified as held for sale. The fair value of assets held for sale was measured with the assistance of third-party valuation models which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net.
The fair value of purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge. There was no impairment charge related to purchased intangible assets during the year ended July 27, 2013. For the years ended July 28, 2012 and July 30, 2011, such impairment charges were recorded in cost of sales and operating expenses as appropriate. See Note 4.

The loss related to the manufacturing operations held for sale during fiscal 2011 was primarily related to a reduction in goodwill related to the sale of the Company’s set-top box manufacturing operations in Juarez, Mexico, which sale was completed during the first quarter of fiscal 2012. See Note 5. This goodwill reduction represented the difference between the carrying value and the implied fair value of the goodwill associated with the disposal group being evaluated.

(c)	Other Fair Value Disclosures
As of July 27, 2013, the carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $242 million. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration.
The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of July 27, 2013 and July 28, 2012 was $2.1 billion and $1.9 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts and therefore they are categorized as Level 3.
As of July 27, 2013, the fair value of the Company’s long-term debt was $17.6 billion with a carrying amount of $16.2 billion. This compares to a fair value of $18.8 billion and a carrying amount of $16.3 billion as of July 28, 2012. The fair value of the long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	July 27, 2013		July 28, 2012
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current portion of long-term debt	$3,273	0.63%	$—	—%
Other notes and borrowings	10	2.52%	31	6.72%
Total short-term debt	$3,283		$31
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of July 27, 2013 and July 28, 2012.
Other notes and borrowings consisted of the short-term portion of secured borrowings associated with customer financing arrangements as well as notes and credit facilities with a number of financial institutions that are available to certain of the Company’s foreign subsidiaries. These notes and credit facilities were subject to various terms and foreign currency market interest rates pursuant to individual financial arrangements between the financing institution and the applicable foreign subsidiary.
As of July 27, 2013 and July 28, 2012, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

	July 27, 2013		July 28, 2012
	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes, due 2014	$1,250	0.62%	$1,250	0.81%
1.625% fixed-rate notes, due 2014	2,000	0.64%	2,000	0.84%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.07%	3,000	3.16%
3.15% fixed-rate notes, due 2017	750	0.84%	750	1.03%
4.95% fixed-rate notes, due 2019	2,000	4.70%	2,000	5.08%
4.45% fixed-rate notes, due 2020	2,500	4.15%	2,500	4.50%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%
Other long-term debt	21	1.46%	10	0.19%
Total	16,021		16,010
Unaccreted discount	(65)		(70)
Hedge accounting fair value adjustments	245		357
Total	$16,201		$16,297

Reported as:
Current portion of long-term debt	$3,273		$—
Long-term debt	12,928		16,297
Total	$16,201		$16,297
To achieve its interest rate risk management objectives, the Company has entered into interest rate swaps with an aggregate notional amount of $5.25 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. See Note 11.
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 27, 2013, the Company was in compliance with all debt covenants.
Future principal payments for long-term debt as of July 27, 2013 are summarized as follows (in millions):

Fiscal Year	Amount
2014	$3,260
2015	507
2016	3,003
2017	751
2018	—
Thereafter	8,500
Total	$16,021

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement. As of July 27, 2013, the Company was in compliance with all such required covenants, and the Company had not borrowed any funds under the credit facility.
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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 27, 2013	July 28, 2012	Balance Sheet Line Item	July 27, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$33	$24	Other current liabilities	$7	$26
Interest rate derivatives	Other assets	147	223	Other long-term liabilities	2	—
Equity derivatives	Other current assets	—	—	Other current liabilities	155	4
Total		180	247		164	30
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	16	Other current liabilities	7	12
Equity derivatives	Other assets	—	1	Other long-term liabilities	—	—
Total		2	17		7	12
Total		$182	$264		$171	$42

The effects of the Company’s cash flow and net investment hedging instruments on OCI and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE YEARS ENDED (EFFECTIVE PORTION)				GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE YEARS ENDED (EFFECTIVE PORTION)
	July 27, 2013	July 28, 2012	July 30, 2011	Line Item in Statements of Operations	July 27, 2013	July 28, 2012	July 30, 2011
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$73	$(131)	$87	Operating expenses	$10	$(59)	$89
				Cost of sales - service	2	(14)	17
Interest rate derivatives	—	—	—	Interest expense	—	1	2
Total	$73	$(131)	$87		$12	$(72)	$108

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(1)	$23	$(10)	Other income (loss), net	$—	$—	$—
As of July 27, 2013, the Company estimates that approximately $20 million of net derivative gains related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE YEARS ENDED			GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE YEARS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	July 27, 2013	July 28, 2012	July 30, 2011	July 27, 2013	July 28, 2012	July 30, 2011
Equity derivatives	Other income (loss), net	$(155)	$(4)	$—	$155	$4	$—
Interest rate derivatives	Interest expense	(78)	78	74	78	(80)	(77)
Total		$(233)	$74	$74	$233	$(76)	$(77)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 27, 2013	July 28, 2012	July 30, 2011
Foreign currency derivatives	Other income (loss), net	$(74)	$(206)	$264
Total return swaps - deferred compensation	Cost of sales - product	—	4	—
Total return swaps - deferred compensation	Operating expenses	61	3	33
Equity derivatives	Other income (loss), net	—	6	25
Total		$(13)	$(193)	$322
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	July 27, 2013	July 28, 2012
Derivatives designated as hedging instruments:
Foreign currency derivatives - cash flow hedges	$1,885	$2,910
Interest rate derivatives	5,250	4,250
Net investment hedging instruments	662	468
Equity derivatives	1,098	272
Derivatives not designated as hedging instruments:
Foreign currency derivatives	3,739	6,241
Total return swaps-deferred compensation	358	269
Total	$12,992	$14,410

(b)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of July 27, 2013 and July 28, 2012, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt   In fiscal 2013, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that were issued in February 2009 and November 2009 and are due in 2019 and 2020, respectively. In fiscal 2011, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that were issued in March 2011 and are due in 2014 and 2017. In fiscal 2010, the Company entered into interest rate swaps designated as fair value hedges for a portion of senior fixed-rate notes that were issued in 2006 and are due in 2016. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets.

(d)	Equity Price Risk
The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company has entered into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically manages the risk of its investment portfolio by entering into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives are also included in other income (loss), net.
The Company is also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, the Company utilizes derivatives such as total return swaps to economically hedge this exposure.

(e)	Hedge Effectiveness
For the fiscal years presented, amounts excluded from the assessment of hedge effectiveness were not material for fair value, cash flow, and net investment hedges. In addition, hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for any of the fiscal years presented.

(f)	Credit-Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. If the Company’s or the counterparty’s credit-rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of July 27, 2013 and July 28, 2012.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 27, 2013 are as follows (in millions):

Fiscal Year	Amount
2014	$367
2015	289
2016	150
2017	92
2018	68
Thereafter	183
Total	$1,149
Rent expense for office space and equipment totaled $416 million, $404 million, and $428 million in fiscal 2013, 2012, and 2011, respectively.

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of July 27, 2013 and July 28, 2012, the Company had total purchase commitments for inventory of $4,033 million and $3,869 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of July 27, 2013 and July 28, 2012, the liability for these purchase commitments was $172 million and $193 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $123 million, $50 million, and $127 million during fiscal 2013, 2012, and 2011, respectively. As of July 27, 2013, the Company estimated that future compensation expense and contingent consideration of up to $1.2 billion may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included a maximum potential $863 million in milestone payments related to Insieme as more fully discussed in the subsection entitled “Insieme Networks, Inc.” within section (d) immediately below.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $263 million and $120 million as of July 27, 2013 and July 28, 2012, respectively.

(d)	Variable Interest Entities
VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.
As of July 27, 2013, the Company’s cumulative gross investment in VCE was approximately $507 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.  The Company invested approximately $93 million in VCE during fiscal 2013 and $276 million during fiscal 2012.
The Company accounts for its investment in VCE under the equity method, and its portion of VCE’s net loss is recognized in other income (loss), net. The Company’s share of VCE’s losses, based upon its portion of the overall funding, was approximately 36.8% for each of the fiscal years ended July 27, 2013, July 28, 2012, and July 30, 2011, respectively. As of July 27, 2013, the Company had recorded cumulative losses from VCE of $422 million since inception, of which losses of $183 million, $160 million, and $76 million were recorded for the fiscal years ended July 27, 2013, July 28, 2012, and July 30, 2011, respectively. The Company’s carrying value in VCE as of July 27, 2013 of $85 million was recorded in other assets.
Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of July 27, 2013.
Insieme Networks, Inc. In the third quarter of fiscal 2012, the Company made an investment in Insieme Networks, Inc. (“Insieme”), an early stage company focused on research and development in the data center market. As set forth in the agreement between the Company and Insieme, this investment includes $100 million of funding and a license to certain of the Company’s technology. In addition, pursuant to a November 2012 amendment to the agreement between the Company and Insieme, the Company agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of July 27, 2013, the Company owned approximately 84% of Insieme as a result of these investments and has consolidated the results of Insieme in its Consolidated Financial Statements effective as of the third quarter of fiscal 2012.
In connection with this investment, the Company and Insieme have entered into a put/call option agreement that provides the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders can require the Company to purchase their shares upon the occurrence of certain events. If the Company acquires the remaining interests of Insieme, the noncontrolling interest holders are eligible to receive two milestone payments, which will be determined using agreed-upon formulas based on revenue for certain of Insieme’s products. The Company will begin recognizing the amounts due under the milestone payments when it is determined that such payments are probable of being earned, which may occur in the first half of fiscal 2014. When such a determination is made, the milestone payments will then be recorded as compensation expense by the Company based on an estimate of the fair value of the amounts probable of being earned, pursuant to a vesting schedule. Subsequent changes to the fair value of the amounts probable of being earned and the continued vesting will result in adjustments to the recorded compensation expense. The maximum amount that could be recorded as compensation expense by the Company is approximately $863 million. This amount was increased from the previous maximum of $750 million due to a November 2012 amendment to the agreement, as the parties recognized that higher staffing levels may be necessary to perform additional product development. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of July 27, 2013 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

(e)	Product Warranties and Guarantees
The following table summarizes the activity related to product warranty liability during fiscal 2013 and 2012 (in millions):

	July 27, 2013	July 28, 2012	July 30, 2011
Balance at beginning of fiscal year	$415	$342	$360
Provision for warranties issued	664	661	456
Payments	(648)	(588)	(474)
Balance at end of fiscal year	$431	$415	$342

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
The Company’s other guarantee arrangements as of July 27, 2013 and July 28, 2012 that were subject to recognition and disclosure requirements were not material.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $385 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of July 27, 2013. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
On March 31, 2011 and April 12, 2011, purported shareholder class action lawsuits were filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The lawsuits were consolidated, and an amended consolidated complaint was filed on December 2, 2011. The consolidated action was purportedly brought on behalf of purchasers of the Company’s publicly traded securities between February 3, 2010 and May 11, 2011. Plaintiffs alleged that defendants made false and misleading statements, purported to assert claims for violations of the federal securities laws, and sought unspecified compensatory damages and other relief. On February 12, 2012, the Company filed a motion seeking to dismiss all claims in the amended complaint. On March 29, 2013, the Court granted the Company’s motion and dismissed the amended complaint, finding no facts or inferences to support the plaintiffs’ allegations. Plaintiffs chose not to file an amended complaint and not to pursue an appeal. The Court dismissed the entire lawsuit with prejudice on April 29, 2013.
Beginning on April 8, 2011, a number of purported shareholder derivative lawsuits were filed in both the United States District Court for the Northern District of California and the California Superior Court for the County of Santa Clara against the Company’s Board of Directors and several of its officers. The federal lawsuits have been consolidated in the Northern District of California. Plaintiffs in both the federal and state derivative actions allege that the Board allowed certain officers to make allegedly false and misleading statements. The complaint includes claims for violation of the federal securities laws, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and violations of the California Corporations Code. The complaint seeks compensatory damages, disgorgement, and other relief. In light of the United States District Court’s dismissal of the purported shareholder class action noted above, the consolidated federal derivative action was dismissed on May 9, 2013, and the state derivative lawsuits were dismissed on May 16, 2013.

The Company was subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that various Cisco products that implement a method for secure communication using virtual private networks infringe certain patents. VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that the Company’s accused products do not infringe any of VirnetX’s patents asserted in the lawsuit. On April 3, 2013, VirnetX filed a motion seeking a new trial on the issue of infringement, which the Company has opposed. The Court held a hearing on VirnetX’s motion for a new trial in June 2013 but has not issued a ruling.
The Company was subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse’s remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse’s fraud by concealment claim alleged that the Company did not disclose its decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of the Company’s products infringed two of XpertUniverse’s patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. The Company believes it has strong arguments to overturn the fraud damage award or to obtain a new trial. In May and June, 2013, the Company filed post-trial motions. The Court has not yet set a date for a hearing. If the Court does not grant the Company’s post-trial motions, the Company will pursue an appeal. While the ultimate outcome of the case may still result in a loss, the Company does not expect it to be material.
The Company and a service provider customer were subject to patent claims asserted by TiVo, Inc. (“TiVo”) on June 4, 2012 in the United States District Court for the Eastern District of Texas.  TiVo alleged that the Company’s digital video recorders deployed by the service provider customer infringed certain of its patents.  TiVo sought monetary damages and injunctive relief.  The trial on these claims was scheduled to begin in March 2014.  TiVo previously filed a similar patent lawsuit, which was scheduled for trial in June 2013, against the same service provider customer, accusing digital video recorders manufactured by one of the Company’s competitors.  Beginning in late May 2013, prior to that trial, the parties to that case and the Company conducted a mediation which resulted in a settlement and dismissal of all outstanding litigation between the parties. Under the terms of the settlement, in exchange for a single, lump sum monetary payment to TiVo by the Company of $294 million, the Company received a perpetual license to the patents-in-suit, the Company and TiVo entered into a ten year cross license applicable to the video field, and the Company and TiVo agreed not to sue one another for infringement of any other patents for a period of five years. In connection with the settlement, the Company recorded $172 million to cost of sales during the fourth quarter of fiscal 2013, with the remainder of the settlement recorded against the amounts previously reserved and as an intangible asset to be amortized over its estimated useful life.
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

13.	Shareholders’ Equity

(a)	Cash Dividends on Shares of Common Stock
During fiscal 2013, the Company declared and paid cash dividends of $0.62 per common share, or $3.3 billion, on the Company’s outstanding common stock. During fiscal 2012, the Company declared and paid cash dividends of $0.28 per common share, or $1.5 billion, on the Company’s outstanding common stock.
On September 3, 2013, the Company’s Board of Directors declared a quarterly dividend of $0.17 per common share to be paid on October 23, 2013 to all shareholders of record as of the close of business on October 3, 2013. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 27, 2013, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, and the remaining authorized repurchase amount was $3.1 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2011	3,478	$20.64	$71,773
Repurchase of common stock under the stock repurchase program	262	16.64	4,360
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program	128	21.63	2,773
Cumulative balance at July 27, 2013	3,868	$20.40	$78,906
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

(c)	Other Repurchases of Common Stock
For the years ended July 27, 2013 and July 28, 2012, the Company repurchased approximately 16 million and 12 million shares, or $330 million and $200 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d)	Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

(e)	Accumulated Other Comprehensive Income
The components of AOCI, net of tax, and other comprehensive income (loss), excluding noncontrolling interest, are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 31, 2010	$333	$27	$263	$623
Other comprehensive income (loss) attributable to Cisco Systems, Inc.	154	(21)	538	671
BALANCE AT JULY 30, 2011	487	6	801	1,294
Other comprehensive income (loss) attributable to Cisco Systems, Inc.	(78)	(59)	(496)	(633)
BALANCE AT JULY 28, 2012	409	(53)	305	661
Other comprehensive income (loss) attributable to Cisco Systems, Inc.	(30)	61	(84)	(53)
BALANCE AT JULY 27, 2013	$379	$8	$221	$608

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
As of July 27, 2013, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
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
Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan was reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, and restricted stock units (RSUs), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date.
The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. Performance-based and market-based RSUs typically vest at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan, the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of July 27, 2013. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 36 million, 35 million, and 34 million shares under the Purchase Plan in fiscal 2013, 2012, and 2011, respectively. As of July 27, 2013, 51 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Cost of sales—product	$40	$53	$61
Cost of sales—service	138	156	177
Share-based compensation expense in cost of sales	178	209	238
Research and development	286	401	481
Sales and marketing	484	588	651
General and administrative	175	203	250
Restructuring and other charges	(3)	—	—
Share-based compensation expense in operating expenses	942	1,192	1,382
Total share-based compensation expense	$1,120	$1,401	$1,620
Income tax benefit for share-based compensation	$285	$335	$444
As of July 27, 2013, the total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Balance at beginning of fiscal year	218	255	295
Restricted stock, stock units, and other share-based awards granted	(102)	(95)	(82)
Share-based awards canceled/forfeited/expired	115	64	42
Other	(3)	(6)	—
Balance at end of fiscal year	228	218	255
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 31, 2010	97	$22.35
Granted and assumed	56	20.62
Vested	(27)	22.54	$529
Canceled/forfeited	(10)	22.04
UNVESTED BALANCE AT JULY 30, 2011	116	21.50
Granted and assumed	65	17.45
Vested	(35)	21.94	$580
Canceled/forfeited	(18)	20.38
UNVESTED BALANCE AT JULY 28, 2012	128	19.46
Granted and assumed	72	18.52
Vested	(46)	20.17	$932
Canceled/forfeited	(11)	18.91
UNVESTED BALANCE AT JULY 27, 2013	143	$18.80

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 31, 2010	732	$21.39
Exercised	(80)	16.55
Canceled/forfeited/expired	(31)	25.91
BALANCE AT JULY 30, 2011	621	21.79
Assumed from acquisitions	1	2.08
Exercised	(66)	13.51
Canceled/forfeited/expired	(36)	23.40
BALANCE AT JULY 28, 2012	520	22.68
Assumed from acquisitions	10	0.77
Exercised	(154)	18.51
Canceled/forfeited/expired	(100)	22.18
BALANCE AT JULY 27, 2013	276	$24.44
The total pretax intrinsic value of stock options exercised during fiscal 2013, 2012, and 2011 was $661 million, $333 million, and $312 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of July 27, 2013 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	9	6.18	$3.99	$198	5	$7.00	$84
15.01 – 18.00	40	1.20	17.79	308	40	17.79	307
18.01 – 20.00	25	0.68	19.15	155	24	19.15	155
20.01 – 25.00	86	2.22	22.82	231	86	22.82	231
25.01 – 35.00	116	3.12	30.69	—	116	30.69	—
Total	276	2.45	$24.44	$892	271	$24.84	$777
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.50 as of July 26, 2013, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of July 27, 2013 was 155 million. As of July 28, 2012, 512 million outstanding stock options were exercisable and the weighted-average exercise price was $22.65.

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and performance-based restricted stock units (PRSUs) that are based on the Company’s financial performance metrics are valued using the market value of the Company’s common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, the Company estimated the fair value of the total shareholder return (TSR) component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS			PERFORMANCE RESTRICTED STOCK UNITS
Years Ended	July 27, 2013	July 28, 2012	July 30, 2011	July 27, 2013	July 28, 2012
Number of shares granted (in millions)	64	62	54	4	2
Weighted-average assumptions/inputs:
Grant date fair value per share	$18.39	$17.26	$20.59	$19.73	$22.17
Expected dividend yield	3.0%	1.5%	0.3%	2.9%	1.3%
Range of risk-free interest rates	0.0% - 1.1%	0.0% - 1.1%	0.0% - 1.9%	0.1% - 0.7%	0.0% - 0.9%
Range of expected volatilities for index	N/A	N/A	N/A	18.3% - 78.3%	19.8% - 60.8%
The PRSUs granted during fiscal 2013 and fiscal 2012 are contingent on the achievement of the Company’s financial performance metrics or its comparative market-based returns. Generally, 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted.

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Weighted-average assumptions:
Expected volatility	28.7%	27.2%	35.1%
Risk-free interest rate	0.4%	0.2%	0.9%
Expected dividend	1.5%	1.5%	0.0%
Expected life (in years)	1.8	0.8	1.8
Weighted-average estimated grant date fair value per share	$4.68	$3.81	$6.31
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
The Company sponsors the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute from 1% to 75% of their annual compensation to the Plan on a pretax and after-tax basis, and effective January 1, 2011, the Plan also allows employees to make Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that the Company may allocate to each participant’s account will not exceed $11,475 for the 2013 calendar year due to the $255,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $234 million, $231 million, and $239 million in fiscal 2013, 2012, and 2011, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the lesser of 75% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2013, 2012, and 2011.
The Company also sponsors other 401(k) plans that arose from acquisitions of other companies. The Company’s contributions to these plans were not material to the Company on either an individual or aggregate basis for any of the fiscal years presented.

(i)	Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of the Company’s management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by the Company, up to the maximum percentages for each deferral election as described in the plan. The Company may also, at its discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2013 that is deferred by participants under the Deferred Compensation Plan (with a$1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2013. The deferred compensation liability under the Deferred Compensation Plan, together with a deferred compensation plan assumed from Scientific-Atlanta, was approximately $441 million and $355 million as of July 27, 2013 and July 28, 2012, respectively, and was recorded primarily in other long-term liabilities.

15.	Income Taxes

(a)	Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Federal:
Current	$601	$1,836	$914
Deferred	152	(270)	(168)
	753	1,566	746
State:
Current	81	119	49
Deferred	48	(53)	83
	129	66	132
Foreign:
Current	599	477	529
Deferred	(237)	9	(72)
	362	486	457
Total	$1,244	$2,118	$1,335

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
United States	$3,716	$3,235	$1,214
International	7,511	6,924	6,611
Total	$11,227	$10,159	$7,825
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.8	0.4	1.5
Foreign income at other than U.S. rates	(16.4)	(15.6)	(19.4)
Tax credits	(1.6)	(0.4)	(3.0)
Domestic manufacturing deduction	(1.0)	(1.1)	(0.3)
Nondeductible compensation	1.3	1.8	2.5
Tax audit settlement	(7.1)	—	—
Other, net	0.1	0.7	0.8
Total	11.1%	20.8%	17.1%
During fiscal 2013, the Internal Revenue Service (IRS) and the Company settled all outstanding items related to the audit of the Company’s federal income tax returns for the fiscal years ended July 27, 2002 through July 28, 2007. As a result of the settlement, the Company recognized a net benefit to the provision for income taxes of $794 million. In addition, the American Taxpayer Relief Act reinstated the U.S. federal R&D credit through December 2013, retroactive to January 1, 2012. As a result, the tax provision in fiscal 2013 included a tax benefit of $184 million related to the U.S. federal R&D tax credit, of which $72 million was attributable to fiscal 2012.
During fiscal 2011, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 reinstated the U.S. federal R&D tax credit through December 31, 2011, retroactive to January 1, 2010. As a result, the tax provision in fiscal 2011 included a tax benefit of $234 million related to the U.S. federal R&D tax credit, of which $65 million was attributable to fiscal 2010.

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $48.0 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2013. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from taxes. A portion of these tax incentives will expire during the second half of fiscal 2015, and the majority of the remaining balance will expire at the end of fiscal 2025. The gross income tax benefit attributable to tax incentives were estimated to be $1.4 billion ($0.26 per diluted share) in fiscal 2013, of which approximately $0.5 billion ($0.10 per diluted share) is based on tax incentives that will expire during the second half of fiscal 2015. As of the end of fiscal 2012 and fiscal 2011, the gross income tax benefits attributable to tax incentives were estimated to be $1.3 billion ($0.24 per diluted share) for each of the respective years. The gross income tax benefits were partially offset by accruals of U.S. income taxes on undistributed earnings.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Beginning balance	$2,819	$2,948	$2,677
Additions based on tax positions related to the current year	138	155	374
Additions for tax positions of prior years	187	54	93
Reductions for tax positions of prior years	(1,027)	(226)	(60)
Settlements	(199)	(41)	(56)
Lapse of statute of limitations	(143)	(71)	(80)
Ending balance	$1,775	$2,819	$2,948
As a result of the IRS tax settlement related to the federal income tax returns for fiscal years ended July 27, 2002 through July 28, 2007, the amount of gross unrecognized tax benefits was reduced by approximately $1.0 billion. The Company also reduced the amount of accrued interest by $230 million.
As of July 27, 2013, $1.5 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2013, the Company recognized $115 million of net interest expense and $2 million of penalties. During fiscal 2012, the Company recognized $146 million of net interest expense and $21 million of penalties. During fiscal 2011, the Company recognized $38 million of net interest expense and $9 million of penalties. The Company’s total accrual for interest and penalties was $268 million, $381 million, and $214 million as of the end of fiscal 2013, 2012, and 2011, respectively. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2007. With limited exceptions, the Company is no longer subject to foreign, state, or local income tax audits for returns covering tax years through fiscal 2001.
The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at July 27, 2013 could be reduced by approximately $200 million in the next 12 months.

(b)	Deferred Tax Assets and Liabilities
The following table presents the breakdown between current and noncurrent net deferred tax assets (in millions):

	July 27, 2013	July 28, 2012
Deferred tax assets—current	$2,616	$2,294
Deferred tax liabilities—current	(114)	(123)
Deferred tax assets—noncurrent	1,539	2,270
Deferred tax liabilities—noncurrent	(399)	(133)
Total net deferred tax assets	$3,642	$4,308

The components of the deferred tax assets and liabilities are as follows (in millions):

	July 27, 2013	July 28, 2012
ASSETS
Allowance for doubtful accounts and returns	$390	$433
Sales-type and direct-financing leases	167	162
Inventory write-downs and capitalization	216	127
Investment provisions	214	261
IPR&D, goodwill, and purchased intangible assets	123	119
Deferred revenue	1,624	1,618
Credits and net operating loss carryforwards	681	721
Share-based compensation expense	783	1,059
Accrued compensation	486	481
Other	560	583
Gross deferred tax assets	5,244	5,564
Valuation allowance	(98)	(60)
Total deferred tax assets	5,146	5,504
LIABILITIES
Purchased intangible assets	(1,101)	(809)
Depreciation	(169)	(131)
Unrealized gains on investments	(211)	(222)
Other	(23)	(34)
Total deferred tax liabilities	(1,504)	(1,196)
Total net deferred tax assets	$3,642	$4,308
As of July 27, 2013, the Company’s federal, state, and foreign net operating loss carryforwards for income tax purposes were $259 million, $1.0 billion, and $357 million, respectively. A significant amount of the federal net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal net operating loss will begin to expire in fiscal 2018, and the foreign and state net operating loss carryforwards will begin to expire in fiscal 2014. The Company has provided a valuation allowance of $79 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.
As of July 27, 2013, the Company’s federal, state, and foreign tax credit carryforwards for income tax purposes were approximately $7 million, $640 million, and$13 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in fiscal 2014 and 2027, respectively. The majority of state tax credits can be carried forward indefinitely; however, the Company has provided a valuation allowance of $19 million for deferred tax assets related to state tax credits that are not expected to be realized.

16.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
The Company conducts business globally and is primarily managed on a geographic basis consisting of three segments: the Americas; EMEA; and APJC. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, impacts to cost of sales from purchase accounting adjustments to inventory, charges related to asset impairments and restructurings, significant litigation settlements, and other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments.
Summarized financial information by segment for fiscal 2013, 2012, and 2011, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Revenue:
Americas	$28,639	$26,501	$25,015
EMEA	12,210	12,075	11,604
APJC	7,758	7,485	6,599
Total	$48,607	$46,061	$43,218
Gross margin:
Americas	$17,887	$16,639	$15,766
EMEA	7,876	7,605	7,452
APJC	4,637	4,519	4,143
Segment total	30,400	28,763	27,361
Unallocated corporate items	(960)	(554)	(825)
Total	$29,440	$28,209	$26,536
Revenue in the United States, which is included in the Americas, was $24.6 billion, $22.6 billion, and $21.5 billion for fiscal 2013, 2012, and 2011, respectively.

(b)	Revenue for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol IP-based networking and other products related to the communications and IT industry, and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Service Provider Video, Collaboration, Wireless, Data Center, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs). The Company has made certain reclassifications to the prior period amounts to conform to the current year’s presentation.

The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Revenue:
Switching	$14,741	$14,589	$14,177
NGN Routing	8,230	8,382	8,186
Service Provider Video	4,852	3,861	3,515
Collaboration	3,956	4,193	4,072
Wireless	2,166	1,659	1,400
Data Center	2,073	1,298	696
Security	1,347	1,341	1,191
Other	664	1,003	1,289
Product	38,029	36,326	34,526
Service	10,578	9,735	8,692
Total	$48,607	$46,061	$43,218

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of July 27, 2013 and July 28, 2012 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $40.4 billion and $42.5 billion as of July 27, 2013 and July 28, 2012, respectively, and the remaining $10.2 billion and $6.2 billion at the respective fiscal year ends was available in the United States. In fiscal 2013, 2012, and 2011, no single customer accounted for 10% or more of the Company’s revenue.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 27, 2013	July 28, 2012	July 30, 2011
Property and equipment, net:
United States	$2,780	$2,842	$3,284
International	542	560	632
Total	$3,322	$3,402	$3,916

17.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 27, 2013	July 28, 2012	July 30, 2011
Net income	$9,983	$8,041	$6,490
Weighted-average shares—basic	5,329	5,370	5,529
Effect of dilutive potential common shares	51	34	34
Weighted-average shares—diluted	5,380	5,404	5,563
Net income per share—basic	$1.87	$1.50	$1.17
Net income per share—diluted	$1.86	$1.49	$1.17
Antidilutive employee share-based awards, excluded	407	591	379
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

Supplementary Financial Data (Unaudited)
(in millions, except per-share amounts)

Quarters Ended	July 27, 2013	April 27, 2013	January 26, 2013 (1)	October 27, 2012
Revenue	$12,417	$12,216	$12,098	$11,876
Gross margin	$7,347	$7,511	$7,343	$7,239
Operating income	$2,814	$2,942	$2,789	$2,651
Net income	$2,270	$2,478	$3,143	$2,092
Net income per share - basic	$0.42	$0.47	$0.59	$0.39
Net income per share - diluted	$0.42	$0.46	$0.59	$0.39
Cash dividends declared per common share	$0.17	$0.17	$0.14	$0.14
Cash and cash equivalents and investments	$50,610	$47,388	$46,376	$45,000

Quarters Ended	July 28, 2012	April 28, 2012	January 28, 2012	October 29, 2011
Revenue	$11,690	$11,588	$11,527	$11,256
Gross margin	$7,085	$7,169	$7,065	$6,890
Operating income	$2,371	$2,750	$2,734	$2,210
Net income	$1,917	$2,165	$2,182	$1,777
Net income per share - basic	$0.36	$0.40	$0.41	$0.33
Net income per share - diluted	$0.36	$0.40	$0.40	$0.33
Cash dividends declared per common share	$0.08	$0.08	$0.06	$0.06
Cash and cash equivalents and investments	$48,716	$48,412	$46,742	$44,388

(1)
In the second quarter of fiscal 2013, the IRS and the Company settled all outstanding items related to the Company’s federal income tax returns for the fiscal years ended July 27, 2002 through July 28, 2007. As a result of the settlement, the Company recorded a net tax benefit of $794 million. Also during the three months ended January 26, 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2012. As a result of the credit, the Company recognized tax benefits of $184 million in fiscal 2013, of which $72 million related to fiscal 2012 R&D expenses.

Stock Market Information
Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. The following table lists the high and low sales prices for each period indicated:

	FISCAL 2013		FISCAL 2012
Fiscal	High	Low	High	Low
First quarter	$19.75	$15.65	$18.60	$13.30
Second quarter	$21.25	$16.68	$20.07	$17.22
Third quarter	$21.98	$19.98	$21.30	$19.27
Fourth quarter	$26.15	$20.29	$20.17	$14.96

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 73 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 72 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1: Election of Directors—General,” “—Business Experience and Qualifications of Nominees,” and “—Board Committees and Meetings—Nomination and Governance Committee” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders and is incorporated herein by reference.
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
The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Proposal No. 2: Approval of the Amendment and Restatement of the 2005 Stock Incentive Plan,” in each case in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the captions “Proposal No. 4: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2013 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
See the “Index to Consolidated Financial Statements” on page 71 of this report.

2.	Financial Statement Schedule
See “Schedule II—Valuation and Qualifying Accounts” on page 124 of this report.

3.	Exhibits
See the “Index to Exhibits” immediately following the signature page of this report.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Allowances For
	Financing Receivables	Accounts Receivable
Year ended July 30, 2011:
Balance at beginning of fiscal year	$301	$235
Provisions	82	7
Write-offs, net of recoveries	(33)	(38)
Foreign exchange and other	17	—
Balance at end of fiscal year	$367	$204
Year ended July 28, 2012:
Balance at beginning of fiscal year	$367	$204
Provisions	31	19
Write-offs, net of recoveries	(3)	(16)
Foreign exchange and other	(15)	—
Balance at end of fiscal year	$380	$207
Year ended July 27, 2013:
Balance at beginning of fiscal year	$380	$207
Provisions	11	33
Write-offs, net of recoveries	(46)	(12)
Foreign exchange and other	(1)	—
Balance at end of fiscal year	$344	$228

Foreign exchange and other includes the impact of foreign exchange and certain immaterial reclassifications.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 10, 2013	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ JOHN T. CHAMBERS	Chairman, Chief Executive Officer and Director	September 10, 2013
John T. Chambers	(Principal Executive Officer)

/S/ FRANK A. CALDERONI	Executive Vice President and Chief Financial Officer	September 10, 2013
Frank A. Calderoni	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President, Corporate Controller and	September 10, 2013
Prat S. Bhatt	Chief Accounting Officer
(Principal Accounting Officer)

/S/ CAROL A. BARTZ	Lead Independent Director	September 10, 2013
Carol A. Bartz

Director
Marc Benioff

/S/ GREGORY Q. BROWN	Director	September 10, 2013
Gregory Q. Brown

/S/ M. MICHELE BURNS	Director	September 10, 2013
M. Michele Burns

Signature	Title	Date

Director
Michael D. Capellas

/S/ LARRY R. CARTER	Director	September 10, 2013
Larry R. Carter

/S/ BRIAN L. HALLA	Director	September 10, 2013
Brian L. Halla

/S/ JOHN L. HENNESSY	Director	September 10, 2013
Dr. John L. Hennessy

/S/ KRISTINA M. JOHNSON	Director	September 10, 2013
Dr. Kristina M. Johnson

/S/ RICHARD M. KOVACEVICH	Director	September 10, 2013
Richard M. Kovacevich

/S/ RODERICK C. MCGEARY	Director	September 10, 2013
Roderick C. McGeary

/S/ ARUN SARIN	Director	September 10, 2013
Arun Sarin

/S/ STEVEN M. WEST	Director	September 10, 2013
Steven M. West

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	10/4/2012
4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006
4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.3	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.4	Indenture, dated March 16, 2011, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/16/2011
4.5	Forms of Global Note for the registrant’s 5.25% Senior Notes due 2011 and 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006
4.6	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.7	Forms of Global Note for the registrant’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020, and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.8	Forms of Global Note for the Company’s Floating Rate Notes due 2014, 1.625% Senior Notes due 2014 and 3.150% Senior Notes due 2017	8-K	000-18225	4.1	3/16/2011
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/21/2010
10.3*	1997 Supplemental Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/18/2007
10.4*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)	10-K	000-18225	10.4	9/18/2007
10.5*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007
10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.2	11/12/2009
10.7*	Cisco Systems, Inc. Deferred Compensation Plan, as amended					X
10.8*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.1	11/16/2012
10.9*	Localization Agreement by and between Cisco Systems, Inc. and Wim Elfrink	8-K	000-18225	10.1	1/8/2013
10.10*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004
10.11*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.12	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	2/17/2012
10.13	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011
10.14	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 125 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.