Form 10-Q
period 2013-10-26
CISCO SYSTEMS, INC.
filed 2013-11-22
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2013
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

Large accelerated filer ☒		Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒
Number of shares of the registrant’s common stock outstanding as of November 15, 2013: 5,346,617,505

Cisco Systems, Inc.
FORM 10-Q for the Quarter Ended October 26, 2013

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 26, 2013	July 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$5,254	$7,925
Investments	42,947	42,685
Accounts receivable, net of allowance for doubtful accounts of $245 at October 26, 2013 and $228 at July 27, 2013	5,188	5,470
Inventories	1,466	1,476
Financing receivables, net	4,132	4,037
Deferred tax assets	2,333	2,616
Other current assets	1,476	1,312
Total current assets	62,796	65,521
Property and equipment, net	3,273	3,322
Financing receivables, net	3,893	3,911
Goodwill	23,804	21,919
Purchased intangible assets, net	3,835	3,403
Other assets	3,140	3,115
TOTAL ASSETS	$100,741	$101,191
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,279	$3,283
Accounts payable	1,025	1,029
Income taxes payable	—	192
Accrued compensation	2,771	3,182
Deferred revenue	9,212	9,262
Other current liabilities	5,441	5,048
Total current liabilities	21,728	21,996
Long-term debt	12,947	12,928
Income taxes payable	1,575	1,748
Deferred revenue	3,995	4,161
Other long-term liabilities	1,587	1,230
Total liabilities	41,832	42,063
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,351 and 5,389 shares issued and outstanding at October 26, 2013 and July 27, 2013, respectively	42,166	42,297
Retained earnings	15,959	16,215
Accumulated other comprehensive income	772	608
Total Cisco shareholders’ equity	58,897	59,120
Noncontrolling interests	12	8
Total equity	58,909	59,128
TOTAL LIABILITIES AND EQUITY	$100,741	$101,191
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 26, 2013	October 27, 2012
REVENUE:
Product	$9,397	$9,297
Service	2,688	2,579
Total revenue	12,085	11,876
COST OF SALES:
Product	3,747	3,748
Service	931	889
Total cost of sales	4,678	4,637
GROSS MARGIN	7,407	7,239
OPERATING EXPENSES:
Research and development	1,724	1,431
Sales and marketing	2,411	2,416
General and administrative	515	560
Amortization of purchased intangible assets	65	122
Restructuring and other charges	237	59
Total operating expenses	4,952	4,588
OPERATING INCOME	2,455	2,651
Interest income	169	161
Interest expense	(140)	(148)
Other income (loss), net	56	(33)
Interest and other income (loss), net	85	(20)
INCOME BEFORE PROVISION FOR INCOME TAXES	2,540	2,631
Provision for income taxes	544	539
NET INCOME	$1,996	$2,092

Net income per share:
Basic	$0.37	$0.39
Diluted	$0.37	$0.39
Shares used in per-share calculation:
Basic	5,378	5,301
Diluted	5,430	5,334

Cash dividends declared per common share	$0.17	$0.14
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 26, 2013	October 27, 2012
Net income	$1,996	$2,092
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(53) and $1 for the three months ended October 26, 2013 and October 27, 2012, respectively	121	4
Net gains reclassified into earnings, net of tax expense of $31 and $10 for the three months ended October 26, 2013 and October 27, 2012, respectively	(52)	(17)
	69	(13)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax expense of $3 and $0 for the three months ended October 26, 2013 and October 27, 2012, respectively	35	66
Net (gains) losses reclassified into earnings	(9)	5
	26	71
Net change in cumulative translation adjustment and other, net of tax expense of $3 and $10 for the three months ended October 26, 2013 and October 27, 2012, respectively	73	114
Other comprehensive income	168	172
Comprehensive income	2,164	2,264
Comprehensive income attributable to noncontrolling interests	(4)	—
Comprehensive income attributable to Cisco Systems, Inc.	$2,160	$2,264

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 26, 2013	October 27, 2012
Cash flows from operating activities:
Net income	$1,996	$2,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	591	615
Share-based compensation expense	309	306
Provision for receivables	23	7
Deferred income taxes	130	135
Excess tax benefits from share-based compensation	(55)	(15)
(Gains) losses on investments and other, net	(108)	12
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	361	615
Inventories	22	42
Financing receivables	(37)	(110)
Other assets	28	99
Accounts payable	(29)	(19)
Income taxes, net	(389)	(372)
Accrued compensation	(460)	(359)
Deferred revenue	(307)	(295)
Other liabilities	574	(288)
Net cash provided by operating activities	2,649	2,465

Cash flows from investing activities:
Purchases of investments	(8,835)	(8,213)
Proceeds from sales of investments	4,733	2,447
Proceeds from maturities of investments	4,058	4,388
Acquisition of property and equipment	(315)	(265)
Acquisition of businesses, net of cash and cash equivalents acquired	(2,447)	(4,912)
Purchases of investments in privately held companies	(134)	(9)
Return of investments in privately held companies	33	12
Proceeds from sales of property and equipment	156	24
Other	(4)	(2)
Net cash used in investing activities	(2,755)	(6,530)

Cash flows from financing activities:
Issuances of common stock	444	117
Repurchases of common stock - repurchase program	(1,898)	(183)
Shares repurchased for tax withholdings on vesting of restricted stock units	(286)	(203)
Short-term borrowings, maturities less than 90 days, net	(2)	23
Issuances of debt, maturities greater than 90 days	4	—
Excess tax benefits from share-based compensation	55	15
Dividends paid	(914)	(744)
Other	32	14
Net cash used in financing activities	(2,565)	(961)
Net decrease in cash and cash equivalents	(2,671)	(5,026)
Cash and cash equivalents, beginning of period	7,925	9,799
Cash and cash equivalents, end of period	$5,254	$4,773

Supplemental cash flow information:
Cash paid for interest	$221	$221
Cash paid for income taxes, net	$803	$776
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 26, 2013	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			1,996		1,996		1,996
Other comprehensive income				164	164	4	168
Issuance of common stock	58	444			444		444
Repurchase of common stock	(84)	(662)	(1,338)		(2,000)		(2,000)
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	(286)			(286)		(286)
Cash dividends declared ($0.17 per common share)			(914)		(914)		(914)
Tax effects from employee stock incentive plans		35			35		35
Share-based compensation expense		309			309		309
Purchase acquisitions and other		29			29		29
BALANCE AT OCTOBER 26, 2013	5,351	$42,166	$15,959	$772	$58,897	$12	$58,909

Three Months Ended October 27, 2012	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			2,092		2,092		2,092
Other comprehensive income				172	172	—	172
Issuance of common stock	39	117			117		117
Repurchase of common stock	(15)	(114)	(139)		(253)		(253)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(203)			(203)		(203)
Cash dividends declared ($0.14 per common share)			(744)		(744)		(744)
Tax effects from employee stock incentive plans		(87)			(87)		(87)
Share-based compensation expense		306			306		306
BALANCE AT OCTOBER 27, 2012	5,311	$39,290	$12,563	$833	$52,686	$15	$52,701
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 26, 2013, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program, with no termination date.
In November 2013, the Company’s Board of Directors authorized up to $15 billion in additional repurchases of common stock under this program, with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	3,952	$18,664	$62,242	$80,906
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2014 and fiscal 2013 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The accompanying financial data as of October 26, 2013 and for the three months ended October 26, 2013 and October 27, 2012 has been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 27, 2013.
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
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of October 26, 2013 and the results of operations, cash flows and equity for the three months ended October 26, 2013 and October 27, 2012, as applicable, have been made. The results of operations for the three months ended October 26, 2013 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to prior period amounts in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
In December 2011, the FASB issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard became effective for the Company in the first quarter of fiscal 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in Note 11.
In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2014, and its adoption did not have any impact on the Company’s Consolidated Financial Statements.
In February 2013, the FASB issued an accounting standard update to require reclassification adjustments from other comprehensive income to be presented either in the financial statements or in the notes to the financial statements. This accounting standard became effective for the Company in the first quarter of fiscal 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in Note 15.

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
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update will be effective for the Company beginning in the first quarter fiscal 2015 and applied prospectively with early adoption permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Business Combinations

(a)	Acquisition Summary
The Company completed two business combinations during the three months ended October 26, 2013. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Sourcefire, Inc.	$2,449	$81	$577	$1,791
Composite Software, Inc.	160	(10)	75	95
Total	$2,609	$71	$652	$1,886
On October 7, 2013, the Company completed its acquisition of Sourcefire, Inc. (“Sourcefire”), a leader in intelligent cybersecurity solutions. Sourcefire delivers innovative, highly automated security through continuous awareness, threat detection and protection across its portfolio, including next-generation intrusion prevention systems, next-generation firewalls, and advanced malware protection. With the Sourcefire acquisition, the Company aims to accelerate its security strategy of defending, discovering, and remediating advanced threats to provide continuous security solutions to the Company’s customers in more places across the network. Product revenue from the Sourcefire acquisition has been included in the Company's Security product category.
On July 29, 2013, the Company completed its acquisition of privately held Composite Software, Inc. (“Composite Software”), a provider of data virtualization software and services. Composite Software provides technology that connects many types of data from across the network and makes it appear as if the data is in one place. With its acquisition of Composite Software, the Company intends to extend its next-generation services platform by connecting data and infrastructure. Revenue from the Composite Software acquisition has been included in the Company's Services category.
The total purchase consideration related to the Company’s business combinations completed during the three months ended October 26, 2013 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $132 million. Total transaction costs related to the Company’s business combination activities were $6 million for each of the three months ended October 26, 2013 and October 27, 2012. These transaction costs were expensed as incurred in general and administrative (“G&A”) expenses in the Consolidated Statements of Operations.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The goodwill generated from the Company’s business combinations completed during the three months ended October 26, 2013 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 26, 2013 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

(b)	Acquisition of WhipTail Technologies, Inc.
On October 28, 2013 the Company completed its acquisition of privately held WhipTail Technologies, Inc. (“WhipTail”). The Company agreed to pay approximately $0.4 billion in cash and retention-based incentives to acquire WhipTail. WhipTail is a leader in high performance, scalable solid state memory systems that enable organizations to simplify data center and virtualized environments and process more data in less time. With its WhipTail acquisition, the Company aims to strengthen its Unified Computing System (UCS) strategy and enhance application performance by integrating scalable solid state memory into the UCS’s fabric computing architecture. Revenue from the WhipTail acquisition will be included in the Company's Data Center product category. The Company expects that most of the purchase price will be allocated to goodwill and purchased intangible assets.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 26, 2013 (in millions):

	Balance at July 27, 2013	Acquisitions	Other	Balance at October 26, 2013
Americas	$13,800	$1,012	$—	$14,812
EMEA	5,037	575	(1)	5,611
APJC	3,082	299	—	3,381
Total	$21,919	$1,886	$(1)	$23,804

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through business combinations completed during the three months ended October 26, 2013 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Amount	Amount
Sourcefire, Inc.	7.0	$400	5.0	$129	3.0	$26	$22	$577
Composite Software, Inc.	6.0	60	3.9	14	0.0	—	1	75
Total		$460		$143		$26	$23	$652

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present details of the Company’s purchased intangible assets (in millions):

October 26, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,034	$(1,529)	$2,505
Customer relationships	1,698	(516)	1,182
Other	55	(11)	44
Total purchased intangible assets with finite lives	5,787	(2,056)	3,731
In-process research and development, with indefinite lives	104	—	104
Total	$5,891	$(2,056)	$3,835

July 27, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,563	$(1,366)	$2,197
Customer relationships	1,566	(466)	1,100
Other	30	(10)	20
Total purchased intangible assets with finite lives	5,159	(1,842)	3,317
In-process research and development, with indefinite lives	86	—	86
Total	$5,245	$(1,842)	$3,403

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Amortization of purchased intangible assets:
Cost of sales	$174	$143
Operating expenses	65	122
Total	$239	$265
There were no impairment charges related to purchased intangible assets during the periods presented.
The estimated future amortization expense of purchased intangible assets with finite lives as of October 26, 2013 is as follows (in millions):

Fiscal Year	Amount
2014 (remaining nine months)	$764
2015	934
2016	704
2017	530
2018	380
Thereafter	419
Total	$3,731

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
August Fiscal 2014 Plan

In August 2013 the Company announced a workforce reduction plan. The Company is rebalancing its resources with a workforce reduction plan that will impact approximately 4,000 employees, or 5%, of the Company’s global workforce. This workforce reduction plan is designed to enable the Company to rebalance its workforce in order to reinvest in key growth areas such as the cloud, data center, mobility, services, software and security and to drive operational efficiencies. As the Company intends to reinvest in the above areas, it does not expect significant overall cost savings as a result of this rebalancing of its resources.

In connection with this restructuring action, the Company incurred cumulative charges of $237 million for the first quarter of fiscal 2014. The Company expects total pre-tax charges pursuant to these restructuring actions of approximately $550 million and it expects the remaining charges to be incurred though the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges pursuant to the August Fiscal 2014 Plan (in millions):

August Fiscal 2014 Plan	Employee Severance	Other	Total
Gross charges in fiscal 2014	$240	$(3)	$237
Cash payments	(70)	—	(70)
Non-cash items	—	3	3
Liability as of October 26, 2013	$170	$—	$170
Fiscal 2011 Plans
The Fiscal 2011 Plans consist primarily of the realignment and restructuring of the Company’s business announced in July 2011 and of certain consumer product lines as announced during April 2011. The Company has completed the Fiscal 2011 Plans and does not expect any remaining charges related to these actions. The Company incurred cumulative charges of approximately $1.1 billion in connection with these plans. There were no charges incurred during the three months ended October 26, 2013 in connection with these plans. For the three months ended October 27, 2012, such charges were $59 million. The remaining liability balance as of October 26, 2013 was $22 million inclusive of severance and non-severance activities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 26, 2013	July 27, 2013
Inventories:
Raw materials	$80	$105
Work in process	7	24
Finished goods:
Distributor inventory and deferred cost of sales	619	572
Manufactured finished goods	464	480
Total finished goods	1,083	1,052
Service-related spares	257	256
Demonstration systems	39	39
Total	$1,466	$1,476

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,340	$4,426
Computer equipment and related software	1,428	1,416
Production, engineering, and other equipment	5,767	5,721
Operating lease assets (1)	326	326
Furniture and fixtures	498	497
	12,359	12,386
Less accumulated depreciation and amortization (1)	(9,086)	(9,064)
Total	$3,273	$3,322

(1) Accumulated depreciation related to operating lease assets was $207 and $203 as of October 26, 2013 and July 27, 2013, respectively.

Other assets:
Deferred tax assets	$1,496	$1,539
Investments in privately held companies	884	833
Other	760	743
Total	$3,140	$3,115

Deferred revenue:
Service	$8,896	$9,403
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,628	3,340
Cash receipts related to unrecognized revenue from two-tier distributors	683	680
Total product deferred revenue	4,311	4,020
Total	$13,207	$13,423
Reported as:
Current	$9,212	$9,262
Noncurrent	3,995	4,161
Total	$13,207	$13,423

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Guarantees

(a)	Financing Receivables
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
A summary of the Company’s financing receivables is presented as follows (in millions):

October 26, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,813	$1,808	$3,018	$8,639
Unearned income	(264)	—	—	(264)
Allowance for credit loss	(237)	(93)	(20)	(350)
Total, net	$3,312	$1,715	$2,998	$8,025
Reported as:
Current	$1,463	$951	$1,718	$4,132
Noncurrent	1,849	764	1,280	3,893
Total, net	$3,312	$1,715	$2,998	$8,025

July 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,780	$1,649	$3,136	$8,565
Unearned income	(273)	—	—	(273)
Allowance for credit loss	(238)	(86)	(20)	(344)
Total, net	$3,269	$1,563	$3,116	$7,948
Reported as:
Current	$1,418	$898	$1,721	$4,037
Noncurrent	1,851	665	1,395	3,911
Total, net	$3,269	$1,563	$3,116	$7,948
As of October 26, 2013 and July 27, 2013, the deferred service revenue related to the financed service contracts and other was $1,881 million and $2,036 million, respectively.
Contractual maturities of the gross lease receivables at October 26, 2013 are summarized as follows (in millions):

Fiscal Year	Amount
2014 (remaining nine months)	$1,338
2015	1,251
2016	746
2017	364
2018	109
Thereafter	5
Total	$3,813

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Financing receivables categorized by the Company’s internal credit risk rating as of October 26, 2013 and July 27, 2013 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 26, 2013	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,695	$1,498	$104	$3,297	$252	$3,549
Loan receivables	981	777	50	1,808	—	1,808
Financed service contracts and other	1,792	1,110	116	3,018	—	3,018
Total	$4,468	$3,385	$270	$8,123	$252	$8,375

	INTERNAL CREDIT RISK RATING
July 27, 2013	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,681	$1,482	$93	$3,256	$251	$3,507
Loan receivables	842	777	30	1,649	—	1,649
Financed service contracts and other	1,876	1,141	119	3,136	—	3,136
Total	$4,399	$3,400	$242	$8,041	$251	$8,292
The Company determines the adequacy of its allowance for credit loss by assessing the risks and losses inherent in its financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by the Company to its customers, which consist of the following: lease receivables, loan receivables, and financed service contracts and other.
The Company’s internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings.
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of October 26, 2013 and July 27, 2013 were $2,289 million and $2,453 million, respectively, and they were associated with financing receivables (net of unearned income) of $8,375 million and $8,292 million as of their respective period ends. The Company did not modify any financing receivables during the periods presented.
The following tables present the aging analysis of financing receivables as of October 26, 2013 and July 27, 2013 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 26, 2013	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$135	$60	$148	$343	$3,206	$3,549	$28	$24
Loan receivables	28	2	16	46	1,762	1,808	7	17
Financed service contracts and other	85	41	277	403	2,615	3,018	12	11
Total	$248	$103	$441	$792	$7,583	$8,375	$47	$52

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
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The preceding aging tables exclude pending adjustments on billed tax assessment in certain international markets. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $320 million and $406 million as of October 26, 2013 and July 27, 2013, respectively.
As of October 26, 2013, the Company had financing receivables of $92 million, net of unbilled or current receivables from the same contract, that were in the category for 91 days plus past due but remained on accrual status. Such balance was $87 million as of July 27, 2013. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended October 26, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	(3)	6	—	3
Foreign exchange and other	2	1	—	3
Allowance for credit loss as of October 26, 2013	$237	$93	$20	$350
Gross receivables as of October 26, 2013, net of unearned income	$3,549	$1,808	$3,018	$8,375

	CREDIT LOSS ALLOWANCES
Three Months Ended October 27, 2012	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	(2)	(10)	1	(11)
Foreign exchange and other	3	2	—	5
Allowance for credit loss as of October 27, 2012	$248	$114	$12	$374
Gross receivables as of October 27, 2012, net of unearned income	$3,340	$1,816	$2,639	$7,795
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 26, 2013 and July 27, 2013, are presented under “(b) Credit Quality of Financing Receivables” above.
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
Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.3 billion and $5.6 billion for the three months ended October 26, 2013 and October 27, 2012, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion as of each October 26, 2013 and July 27, 2013.
End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $25 million and $44 million for the three months ended October 26, 2013 and October 27, 2012, respectively.
Financing Guarantee Summary  The aggregate amounts of financing guarantees outstanding at October 26, 2013 and July 27, 2013, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 26, 2013	July 27, 2013
Maximum potential future payments relating to financing guarantees:
Channel partner	$483	$438
End user	223	237
Total	$706	$675
Deferred revenue associated with financing guarantees:
Channel partner	$(232)	$(225)
End user	(189)	(191)
Total	$(421)	$(416)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$285	$259

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

October 26, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$28,603	$37	$(2)	$28,638
U.S. government agency securities	2,394	5	—	2,399
Non-U.S. government and agency securities	907	3	(1)	909
Corporate debt securities	7,974	73	(21)	8,026
U.S. agency mortgage-backed securities	456	5	—	461
Total fixed income securities	40,334	123	(24)	40,433
Publicly traded equity securities	1,820	696	(2)	2,514
Total	$42,154	$819	$(26)	$42,947

July 27, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$27,814	$22	$(13)	$27,823
U.S. government agency securities	3,083	7	(1)	3,089
Non-U.S. government and agency securities	1,094	3	(2)	1,095
Corporate debt securities	7,876	55	(50)	7,881
Total fixed income securities	39,867	87	(66)	39,888
Publicly traded equity securities	2,063	738	(4)	2,797
Total	$41,930	$825	$(70)	$42,685
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Gross realized gains	$95	$63
Gross realized losses	(12)	(36)
Total	$83	$27
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Net gains (losses) on investments in publicly traded equity securities	$75	$10
Net gains on investments in fixed income securities	8	17
Total	$83	$27
There were no impairment charges on available-for-sale investments for the periods presented.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 26, 2013 and July 27, 2013 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 26, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$3,303	$(2)	$8	$—	$3,311	$(2)
U.S. government agency securities	201	—	—	—	201	—
Non-U.S. government and agency securities	208	(1)	2	—	210	(1)
Corporate debt securities	2,357	(21)	13	—	2,370	(21)
U.S. agency mortgage-backed securities	32	—	—	—	32	—
Total fixed income securities	6,101	(24)	23	—	6,124	(24)
Publicly traded equity securities	45	(2)	—	—	45	(2)
Total	$6,146	$(26)	$23	$—	$6,169	$(26)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,865	$(13)	$—	$—	$7,865	$(13)
U.S. government agency securities	294	(1)	—	—	294	(1)
Non-U.S. government and agency securities	432	(2)	—	—	432	(2)
Corporate debt securities	3,704	(50)	4	—	3,708	(50)
Total fixed income securities	12,295	(66)	4	—	12,299	(66)
Publicly traded equity securities	278	(4)	—	—	278	(4)
Total	$12,573	$(70)	$4	$—	$12,577	$(70)
As of October 26, 2013, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 26, 2013, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 26, 2013.
The Company has evaluated its publicly traded equity securities as of October 26, 2013 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at October 26, 2013 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$15,286	$15,297
Due in 1 to 2 years	12,310	12,346
Due in 2 to 5 years	12,160	12,204
Due after 5 years	578	586
Total	$40,334	$40,433

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 26, 2013 and October 27, 2012 was $0.6 billion and $0.8 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 26, 2013 and July 27, 2013, the Company had no outstanding securities lending transactions.

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
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices, that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of October 26, 2013 and July 27, 2013 were as follows (in millions):

	OCTOBER 26, 2013 FAIR VALUE MEASUREMENTS			JULY 27, 2013 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Cash equivalents:
Money market funds	$3,145	$—	$3,145	$6,045	$—	$6,045
Available-for-sale investments:
U.S. government securities	—	28,638	28,638	—	27,823	27,823
U.S. government agency securities	—	2,399	2,399	—	3,089	3,089
Non-U.S. government and agency securities	—	909	909	—	1,095	1,095
Corporate debt securities	—	8,026	8,026	—	7,881	7,881
U.S. agency mortgage-backed securities	—	461	461	—	—	—
Publicly traded equity securities	2,514	—	2,514	2,797	—	2,797
Derivative assets	—	224	224	—	182	182
Total	$5,659	$40,657	$46,316	$8,842	$40,070	$48,912
Liabilities:
Derivative liabilities	$—	$145	$145	$—	$171	$171
Total	$—	$145	$145	$—	$171	$171
Level 1 publicly traded equity securities are determined by using quoted prices in active markets for identical assets. Level 2 fixed income securities are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. The Company uses inputs such as actual trade data, benchmark yields, broker/dealer quotes and other similar data, which are obtained from quoted market prices, independent pricing vendors or other sources, to determine the ultimate fair value of these assets and liabilities. The Company uses such pricing data as the primary input to make its assessments and determinations as to the ultimate valuation of its investment portfolio and has not made, during the periods presented, any material adjustments to such inputs. The Company is ultimately responsible for the financial statements and underlying estimates. The Company’s derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. The Company did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	October 26, 2013		October 27, 2012
	Net Carrying Value as of End of Period	Total Losses for the Period Ended	Net Carrying Value as of End of Period	Total Losses for the Period Ended
Investments in privately held companies	$—	$(1)	$42	$(10)
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
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $238 million and $242 million as of October 26, 2013 and July 27, 2013, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of October 26, 2013 and July 27, 2013 was $2.0 billion and $2.1 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 26, 2013, the fair value of the Company’s senior notes and other long-term debt was $17.6 billion with a carrying amount of $16.2 billion. This compares to a fair value of $17.6 billion and a carrying amount of $16.2 billion as of July 27, 2013. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 26, 2013		July 27, 2013
	Amount	Weighted-Average Interest Rate	Amount	Weighted-Average Interest Rate
Current portion of long-term debt	$3,269	0.61%	$3,273	0.63%
Other notes and borrowings	10	2.52%	10	2.52%
Total short-term debt	$3,279		$3,283
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of October 26, 2013 and July 27, 2013.
Other notes and borrowings consist of the short-term portion of secured borrowings associated with customer financing arrangements as well as notes and credit facilities with a number of financial institutions that are available to certain of the Company’s foreign subsidiaries. These notes and credit facilities were subject to various terms and foreign currency market interest rates pursuant to individual financial arrangements between the financing institution and the applicable foreign subsidiary.
As of October 26, 2013, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

	October 26, 2013		July 27, 2013
	Amount	Effective Rate	Amount	Effective Rate
Senior Notes:
Floating-rate notes, due 2014	$1,250	0.61%	$1,250	0.62%
1.625% fixed-rate notes, due 2014	2,000	0.62%	2,000	0.64%
2.90% fixed-rate notes, due 2014	500	3.11%	500	3.11%
5.50% fixed-rate notes, due 2016	3,000	3.06%	3,000	3.07%
3.15% fixed-rate notes, due 2017	750	0.82%	750	0.84%
4.95% fixed-rate notes, due 2019	2,000	4.69%	2,000	4.70%
4.45% fixed-rate notes, due 2020	2,500	3.73%	2,500	4.15%
5.90% fixed-rate notes, due 2039	2,000	6.11%	2,000	6.11%
5.50% fixed-rate notes, due 2040	2,000	5.67%	2,000	5.67%
Other long-term debt	23	1.32%	21	1.46%
Total	16,023		16,021
Unaccreted discount	(63)		(65)
Hedge accounting fair value adjustments	256		245
Total	$16,216		$16,201

Reported as:
Current portion of long-term debt	$3,269		$3,273
Long-term debt	12,947		12,928
Total	$16,216		$16,201
To achieve its interest rate risk management objectives, the Company has entered into interest rate swaps with an aggregate notional amount of $5.75 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information see Note 11.
The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount and, if applicable, adjustments related to hedging. Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 26, 2013, the Company was in compliance with all debt covenants.
As of October 26, 2013, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2014 (remaining nine months)	$3,264
2015	505
2016	3,003
2017	751
2018	—
Thereafter	8,500
Total	$16,023

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. As of October 26, 2013, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
The Company may also, upon the agreement of either the existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two additional years, or up to February 17, 2019.

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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 26, 2013	July 27, 2013	Balance Sheet Line Item	October 26, 2013	July 27, 2013
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$57	$33	Other current liabilities	$10	$7
Interest rate derivatives	Other assets	164	147	Other long-term liabilities	—	2
Equity derivatives	Other current assets	—	—	Other current liabilities	122	155
Total		221	180		132	164
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	3	2	Other current liabilities	13	7
Total		$224	$182		$145	$171

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effects of the Company’s cash flow and net investment hedging instruments on OCI and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	October 26, 2013	October 27, 2012	Line Item in Statements of Operations	October 26, 2013	October 27, 2012
Foreign currency derivatives	$38	$66	Operating expenses	$7	$(4)
			Cost of sales - service	2	(1)
Total	$38	$66		$9	$(5)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(19)	$(24)	Other income (loss), net	$—	$—
As of October 26, 2013, the Company estimates that approximately $49 million of net derivative gains related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVES INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Equity derivatives	Other income (loss), net	$(35)	$(3)	$35	$3
Interest rate derivatives	Interest expense	18	(18)	(20)	18
Total		$(17)	$(21)	$15	$21

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 26, 2013	October 27, 2012
Foreign currency derivatives	Other income (loss), net	$43	$53
Total return swaps - deferred compensation	Operating expenses	17	14
Equity derivatives	Other income (loss), net	11	9
Total		$71	$76

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 26, 2013	July 27, 2013
Derivatives designated as hedging instruments:
Foreign currency derivatives - cash flow hedges	$1,772	$1,885
Interest rate derivatives	5,750	5,250
Net investment hedging instruments	577	662
Equity derivatives	779	1,098
Derivatives not designated as hedging instruments:
Foreign currency derivatives	3,526	3,739
Total return swaps-deferred compensation	396	358
Total	$12,800	$12,992

(b)	Offsetting of Derivative Instruments
The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. However, the Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions. As of October 26, 2013 and July 27, 2013, information related to these offsetting arrangements was as follows (in millions):

	October 26, 2013
	DERIVATIVES OFFSET IN BALANCE SHEET			DERIVATIVES ELIGIBLE FOR OFFSETTING
	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amount	Gross Derivative Amounts	Gross Derivative Amounts Eligible for Offsetting	Net Amount
Fair value of assets	$224	$—	$224	$224	$(99)	$125
Fair value of liabilities	$145	$—	$145	$145	$(99)	$46

	July 27, 2013
	DERIVATIVES OFFSET IN BALANCE SHEET			DERIVATIVES ELIGIBLE FOR OFFSETTING
	Gross Derivative Amounts	Gross Derivative Amounts Offset in Balance Sheet	Net Amount	Gross Derivative Amounts	Gross Derivative Amounts Eligible for Offsetting	Net Amount
Fair value of assets	$182	$—	$182	$182	$(120)	$62
Fair value of liabilities	$171	$—	$171	$171	$(120)	$51

(c)	Foreign Currency Exchange Risk
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

(d)	Interest Rate Risk
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 26, 2013 and July 27, 2013, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt   In fiscal 2014 and 2013, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that were issued in February 2009 and November 2009 and are due in 2019 and 2020, respectively. In the previous periods, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that were issued in 2006 and 2011 and are due in 2014, 2016, and 2017. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets.

(e)	Equity Price Risk
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

(f)	Hedge Effectiveness
For the fiscal periods presented, amounts excluded from the assessment of hedge effectiveness were not material for fair value, cash flow, and net investment hedges. In addition, hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for any of the fiscal periods presented.

(g)	Credit-Risk-Related Contingent Features
Certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. If the Company’s or the counterparty’s credit-rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. Such provisions did not affect the Company’s financial position as of October 26, 2013 and July 27, 2013.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 26, 2013 are as follows (in millions):

Fiscal Year	Amount
2014 (remaining nine months)	$293
2015	314
2016	169
2017	103
2018	75
Thereafter	198
Total	$1,152

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 26, 2013 and July 27, 2013, the Company had total purchase commitments for inventory of $4,020 million and $4,033 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 26, 2013 and July 27, 2013, the liability for these purchase commitments was $169 million and $172 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations and asset purchases, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with the Company of certain employees of the acquired entities. The Company recognized such compensation expense of $304 million and $12 million during the three months ended October 26, 2013 and October 27, 2012, respectively. As of October 26, 2013, the Company estimated that future compensation expense and contingent consideration of up to $853 million may be required to be recognized pursuant to the applicable business combination and asset purchase agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. as more fully discussed in the subsection entitled “Insieme Networks, Inc.” within section (d) immediately below.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $265 million and $263 million as of October 26, 2013 and July 27, 2013, respectively.

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
As of October 26, 2013, the Company’s cumulative gross investment in VCE was approximately $578 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.  The Company invested $64 million in VCE during the three months ended October 26, 2013.
The Company accounts for its investment in VCE under the equity method, and its portion of VCE’s net loss is recognized in other income (loss), net. The Company’s share of VCE’s losses, based upon its portion of the overall funding, was approximately 36.8% for each of the three months ended October 26, 2013 and October 27, 2012. As of October 26, 2013, the Company had recorded cumulative losses from VCE of $475 million since inception, of which losses of $53 million and $42 million were recorded for the three months ended October 26, 2013 and October 27, 2012, respectively. The Company’s carrying value in VCE as of October 26, 2013 of $103 million was recorded in other assets.
Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of October 26, 2013.
Insieme Networks, Inc. In the third quarter of fiscal 2012, the Company made an investment in Insieme Networks Inc. ("Insieme"), an early stage company focused on research and development in the data center market. As set forth in the agreement between the Company and Insieme, this investment includes $100 million of funding and a license to certain of the Company’s technology. In addition, pursuant to a November 2012 amendment to the agreement between the Company and Insieme, the Company agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of October 26, 2013, the Company owned approximately 83% of Insieme as a result of these investments and has consolidated the results of Insieme in its Consolidated Financial Statements. In connection with this investment, the Company and Insieme entered into a put/call option agreement that provided the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders could require the Company to purchase their shares upon the occurrence of certain events.
During the three months ended October 26, 2013, the Company exercised its call option and entered into a merger agreement to purchase the remaining interests in Insieme. The merger is expected to close in the second quarter of fiscal 2014, at which time the noncontrolling interest holders will be eligible to receive up to two milestone payments which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three months ended October 26, 2013, the Company recorded a liability of $257 million for compensation expense related to the fair value of the vested portion of amounts that are expected to be earned by the noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. The maximum amount that could be recorded as compensation expense by the Company is approximately $863 million, including the $257 million that has been expensed through October 26, 2013. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings, and has determined that as of October 26, 2013 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Product Warranties and Guarantees
The following table summarizes the activity related to product warranty liability during the three months ended October 26, 2013 and October 27, 2012 (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Balance at beginning of period	$431	$415
Provision for warranties issued	240	162
Payments	(179)	(155)
Balance at end of period	$492	$422
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company’s products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.
The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. For additional information see Note 7. The Company’s other guarantee arrangements as of October 26, 2013 and July 27, 2013 that were subject to recognition and disclosure requirements were not material.
(f) Indemnifications
In the normal course of business, the Company indemnifies other parties, including customers, lessors, and parties to other transactions with the Company, with respect to certain matters. The Company has agreed to hold such parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.
The Company is an indemnifier pursuant to such agreements in a case involving certain of the Company's service provider customers that are subject to patent claims asserted by C-Cation Technologies, LLC (“C-Cation”) in the United States District Court for the Eastern District of Texas filed on January 25, 2011. C-Cation alleges that the service providers infringe C-Cation’s patent through use of Cable Modem Termination Systems and cable modems provided by the Company and other manufacturers. C-Cation is seeking monetary damages and injunctive relief. A consolidated trial is set to begin on December 9, 2013. The Company believes that the service providers have strong defenses and that the Company's products do not infringe the patent. Should the plaintiff prevail, the Company may have an obligation to indemnify its service provider customers for the accused Cisco products. Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate whether any loss has been incurred as a result of this indemnity claim at this time.
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
(g) Legal Proceedings
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo, are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $394 million for the alleged evasion of import and other taxes, approximately $1.2 billion for interest, and approximately $1.8 billion for various penalties, all determined using an exchange rate as of October 26, 2013. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
The Company was subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that various Cisco products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that the Company’s accused products do not infringe any of VirnetX’s patents asserted in the lawsuit. On April 3, 2013, VirnetX filed a motion seeking a new trial on the issue of infringement, which the Company has opposed. The Court held a hearing on VirnetX’s motion for a new trial in June 2013, but has not issued a ruling.
The Company was subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse’s remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse’s fraud by concealment claim alleged that the Company did not disclose its decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of the Company’s products infringed two of XpertUniverse’s patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. In May and June, 2013, the Company filed post-trial motions. On November 20, 2013 the trial court granted the Company's motion for judgment as a matter of law, overturned the jury’s finding on the fraud by concealment claim, and vacated the $70 million verdict. Separately, the trial court agreed with the jury that the Company infringed XpertUniverse’s patents, and affirmed the verdict awarding XpertUniverse approximately $35 thousand in damages plus accrued interest. The Company expects XpertUniverse to appeal the trial court’s decision.
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
During the three months ended October 26, 2013, the Company declared and paid cash dividends of $0.17 per common share, or $914 million, on the Company’s outstanding common stock. During the three months ended October 27, 2012, the Company declared and paid cash dividends of $0.14 per common share, or $744 million, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company’s Board of Directors.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 26, 2013, the Company’s Board of Directors had authorized an aggregate repurchase of up to $82 billion of common stock under this program.
In November 2013, the Company’s Board of Directors authorized up to $15 billion in additional repurchases of common stock under this program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $16.1 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 27, 2013	3,868	$20.40	$78,906
Repurchase of common stock under the stock repurchase program	84	23.65	2,000
Cumulative balance at October 26, 2013	3,952	$20.47	$80,906
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
For the three months ended October 26, 2013 and October 27, 2012, the Company repurchased approximately 12 million and 11 million shares, or $286 million and $203 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description   As of October 26, 2013, the Company had five stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the 1997 Supplemental Stock Incentive Plan (the “Supplemental Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan As of October 26, 2013, the maximum number of shares issuable under the 2005 Plan over its term was 559 million shares plus the amount of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, then the shares underlying the awards will again be available under the 2005 Plan. Pursuant to an amendment of the 2005 Plan that was approved by the Company’s shareholders on November 19, 2013, the maximum number of shares issuable under the 2005 Plan over its term was increased to 694 million.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
1996 Plan The 1996 Plan expired on December 31, 2006, and the Company can no longer make equity awards under the 1996 Plan. The maximum number of shares issuable over the term of the 1996 Plan was 2.5 billion shares. Stock options granted under the 1996 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and expire no later than nine years from the grant date. The stock options generally became exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 or 36, months respectively. Certain other grants utilized a 60-month ratable vesting schedule. In addition, the Board of Directors, or other committees administering the 1996 Plan, had the discretion to use a different vesting schedule and did so from time to time.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of October 26, 2013. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during each of the three months ended October 26, 2013 and October 27, 2012. As of October 26, 2013, 51 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Cost of sales - product	$10	$10
Cost of sales - service	33	35
Share-based compensation expense in cost of sales	43	45
Research and development	92	84
Sales and marketing	123	130
General and administrative	54	50
Restructuring and other charges	(3)	(3)
Share-based compensation expense in operating expenses	266	261
Total share-based compensation expense	$309	$306
Income tax benefit for share-based compensation	$78	$79
As of October 26, 2013, the total compensation cost related to unvested share-based awards not yet recognized was $2.4 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 28, 2012	218
Restricted stock, stock units, and other share-based awards granted	(102)
Share-based awards canceled/forfeited/expired	115
Other	(3)
BALANCE AT JULY 27, 2013	228
Restricted stock, stock units, and other share-based awards granted	(24)
Share-based awards canceled/forfeited/expired	13
Other	—
BALANCE AT OCTOBER 26, 2013	217
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 28, 2012	128	$19.46
Granted and assumed	72	18.52
Vested	(46)	20.17	$932
Canceled/forfeited	(11)	18.91
UNVESTED BALANCE AT JULY 27, 2013	143	18.80
Granted and assumed	21	22.53
Vested	(35)	19.51	$834
Canceled/forfeited	(5)	18.32
UNVESTED BALANCE AT OCTOBER 26, 2013	124	$19.26

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 28, 2012	520	$22.68
Assumed from acquisitions	10	0.77
Exercised	(154)	18.51
Canceled/forfeited/expired	(100)	22.18
BALANCE AT JULY 27, 2013	276	24.44
Assumed from acquisitions	3	6.03
Exercised	(24)	19.01
Canceled/forfeited/expired	(6)	29.16
BALANCE AT OCTOBER 26, 2013	249	$24.62
The following table summarizes significant ranges of outstanding and exercisable stock options as of October 26, 2013 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	11	5.54	$4.66	$198	6	$6.25	$96
15.01 – 18.00	35	0.96	17.79	165	35	17.79	165
18.01 – 20.00	13	0.81	19.13	43	13	19.13	43
20.01 – 25.00	79	1.99	22.83	12	79	22.83	12
25.01 – 35.00	111	2.87	30.69	—	111	30.69	—
Total	249	2.34	$24.62	$418	244	$25.08	$316
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $22.46 as of October 25, 2013, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 26, 2013 was 61 million. As of July 27, 2013, 271 million outstanding stock options were exercisable and the weighted-average exercise price was $24.84.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Number of shares granted (in millions)	10	11	4	4
Grant date fair value per share	$23.11	$17.65	$22.70	$19.26
Weighted-average assumptions/inputs:
Expected dividend yield	2.7%	2.9%	2.3%	2.9%
Range of risk-free interest rates	0.0% - 1.4%	0.1% - 0.7%	0.0% - 1.4%	0.1% - 0.7%
Range of expected volatilities for index	N/A	N/A	17.4% - 70.5%	18.3% - 64.6%
The PRSUs granted during the first quarters of fiscal 2014 and fiscal 2013 are contingent on the achievement of the Company’s financial performance metrics or its comparative market-based returns. Generally, 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted.

15.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the three months ended October 26, 2013 and October 27, 2012 are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 27, 2013	$379	$8	$221	$608
Other comprehensive income before reclassifications attributable to Cisco Systems, Inc.	170	38	76	284
Amounts reclassified out of other comprehensive income	(83)	(9)	—	(92)
Tax benefit (expense)	(22)	(3)	(3)	(28)
BALANCE AT OCTOBER 26, 2013	$444	$34	$294	$772

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 28, 2012	$409	$(53)	$305	$661
Other comprehensive income before reclassifications attributable to Cisco Systems, Inc.	3	66	124	193
Amounts reclassified out of other comprehensive income	(27)	5	—	(22)
Tax benefit (expense)	11	—	(10)	1
BALANCE AT OCTOBER 27, 2012	$396	$18	$419	$833

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts reclassified out of other comprehensive income into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$(83)	$(27)	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(7)	4	Operating expenses
Foreign currency derivatives	(2)	1	Cost of sales - service
	(9)	5

Total amounts reclassified out of other comprehensive income	$(92)	$(22)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012
Income before provision for income taxes	$2,540	$2,631
Provision for income taxes	$544	$539
Effective tax rate	21.4%	20.5%
As of October 26, 2013, the Company had $1.8 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that it is reasonably possible that the unrecognized tax benefits at October 26, 2013 could be reduced by approximately $200 million in the next 12 months.

17.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three months ended October 26, 2013 and October 27, 2012, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Revenue:
Americas	$7,316	$7,023
EMEA	2,933	2,841
APJC	1,836	2,012
Total	$12,085	$11,876
Gross margin:
Americas	4,650	4,468
EMEA	1,888	1,798
APJC	1,079	1,176
Segment total	7,617	7,442
Unallocated corporate items	(210)	(203)
Total	$7,407	$7,239
Revenue in the United States, which is included in the Americas, was $6.4 billion and $6.1 billion for the three months ended October 26, 2013 and October 27, 2012, respectively.

(b)	Revenue for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry, and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Service Provider Video, Collaboration, Wireless, Data Center, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Revenue:
Switching	$3,754	$3,629
NGN Routing	2,043	2,055
Collaboration	1,027	1,020
Service Provider Video	987	1,149
Data Center	601	417
Wireless	540	499
Security	365	338
Other	80	190
Product	9,397	9,297
Service	2,688	2,579
Total	$12,085	$11,876

The Company has made certain reclassifications to the prior period amounts to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c) Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of October 26, 2013 and July 27, 2013 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $42.0 billion and $40.4 billion as of October 26, 2013 and July 27, 2013, respectively, and the remaining $6.2 billion and $10.2 billion at the respective period ends was available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 26, 2013	July 27, 2013
Property and equipment, net:
United States	$2,687	$2,780
International	586	542
Total	$3,273	$3,322

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 26, 2013	October 27, 2012
Net income	$1,996	$2,092
Weighted-average shares - basic	5,378	5,301
Effect of dilutive potential common shares	52	33
Weighted-average shares - diluted	5,430	5,334
Net income per share - basic	$0.37	$0.39
Net income per share - diluted	$0.37	$0.39
Antidilutive employee share-based awards, excluded	174	438
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance
Revenue	$12,085	$11,876	1.8%
Gross margin percentage	61.3%	61.0%	0.3	pts
Research and development	$1,724	$1,431	20.5%
Sales and marketing	$2,411	$2,416	(0.2)%
General and administrative	$515	$560	(8.0)%
Total R&D, sales and marketing, general and administrative	$4,650	$4,407	5.5%
Total as a percentage of revenue	38.5%	37.1%	1.4	pts
Amortization of purchased intangible assets	$65	$122	(46.7)%
Restructuring and other charges	$237	$59	301.7%
Operating income as a percentage of revenue	20.3%	22.3%	(2.0)	pts
Income tax percentage	21.4%	20.5%	0.9	pts
Net income	$1,996	$2,092	(4.6)%
Net income as a percentage of revenue	16.5%	17.6%	(1.1)	pts
Earnings per share—diluted	$0.37	$0.39	(5.1)%

Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
In the first quarter of fiscal 2014, revenue increased 2% as compared to the first quarter of fiscal 2013.Within the total revenue growth, product revenue increased 1% and service revenue increased 4%. Total gross margin increased by 0.3 percentage points, driven by our cost improvement efforts, as well as some favorability due to the geographic mix of our revenue during the first quarter of fiscal 2014. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.4 percentage points, primarily due to a $257 million charge recorded in the first quarter of fiscal 2014 in connection with our agreement to purchase the remaining interest in Insieme. Operating income as a percentage of revenue decreased by 2.0 percentage points, primarily as a result of the $237 million of restructuring and other charges recorded in the first quarter of fiscal 2014 related to the workforce reduction that we announced in August 2013 as well as the Insieme charge. Diluted earnings per share decreased by 5% from the prior year, a result of both a 5% decrease in net income and also, to a lesser degree, from an increase of 96 million shares in our diluted share count.
In the first quarter of fiscal 2014, revenue increased by $0.2 billion as compared to the first quarter of fiscal 2013. The Americas contributed $0.3 billion of the increase, with higher product revenue in the United States. EMEA added $0.1 billion to the revenue increase, led by revenue growth in the Netherlands and the United Kingdom. Revenue in our APJC segment declined $0.2 billion driven by revenue declines in most large countries in this region. We encountered weakness in product orders for emerging countries in the first quarter of fiscal 2014, particularly towards the end of the quarter. This weakness was particularly pronounced in emerging countries such as Mexico and Brazil within the Americas, India and China within APJC, and Russia within EMEA and contributed to a level of revenue in the first quarter of fiscal 2014 that was below the expectations we had at the beginning of the quarter.
From a customer markets standpoint, in the first quarter of fiscal 2014 we had moderate revenue growth in the public sector and commercial markets, and slower growth in the enterprise market. Revenue increased in the public sector market, led by higher spending from U.S. state and local governments in first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013. Although we do not believe that the U.S. Federal government shutdown, which occurred during our first quarter of fiscal 2014, had a significant direct impact on our U.S. public sector orders and revenue, we believe it impacts global business confidence and thus our order and revenue momentum more broadly. The service provider customer market experienced a decline in revenue in the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013 and we experienced considerable weakness with respect to our product orders in this customer market. We believe the weakness in orders was primarily driven by: more conservative IT-related capital spending by customers in this segment than we expected; weakness in Japan, emerging countries, and our U.S. service provider market; and a slowing of business in connection with Service Provider Video and certain of our high-end routing products, some of which is associated with new product transitions.
From a product category perspective, the product revenue increase of 1% year-over-year was driven primarily by the following: an increase of $0.2 billion from Data Center products and an increase of $0.1 billion from Switching products, partially offset by revenue decreases in various other product categories. Most notably we saw a significant decrease of 14% in revenue from Service Provider Video products, which was driven largely by an over 20% decrease in revenue from cable set-top boxes which constitute a significant portion of this product category. We also experienced weakness with respect to revenue from of our high-end routing products which contributed to a slight decline in revenue from our NGN Routing products. Service revenue in the first quarter of fiscal 2014 increased by 4% and reflected slower growth than what we had experienced in recent quarters, which we believe was attributable to the impact of lower product revenue growth rates in recent periods.
In summary, in the first quarter of fiscal 2014 we achieved solid profitability in an inconsistent and mixed global macroeconomic environment despite our lower than expected revenue growth. We continued to experience many of the same challenges we experienced in fiscal 2013 including weakness in parts of the European economy, lower spending in parts of the public sector, a conservative approach to IT-related capital spending by customers, and weakness in emerging countries. In the first quarter of fiscal 2014 we also experienced reduced spending by our service provider customers with the orders much lower than expected, particularly at the end of the quarter. In addition, the challenges we outlined in fiscal 2013 with respect to emerging countries such as China continued and additional emerging countries such as India, Russia, Brazil and Mexico experienced pronounced weakness in orders in the first quarter of fiscal 2014, with the orders also much lower than expected, particularly at the end of the quarter. In both the service provider customer market segment, and in emerging countries, the dynamic business environment suggests that challenges may continue for at least several quarters as issues and factors are identified and addressed. These challenges contributed largely to a decline in product orders on a year-over-year basis for the first quarter of fiscal 2014, and a more significant than expected decline in our product backlog at the end of the first quarter of fiscal 2014. As a result of these challenges, and the decline in our business that we began to experience in the first quarter of fiscal 2014, we announced that we expected our revenue and earnings per share to decline on a year-over-year basis in the second quarter of fiscal 2014.

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
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2014 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	October 26, 2013	July 27, 2013
Cash and cash equivalents and investments	$48,201	$50,610
Deferred revenue	$13,207	$13,423
DSO	39 days	40 days
Inventories	$1,466	$1,476
Annualized inventory turns	12.7	13.8

	Three Months Ended
	October 26, 2013	October 27, 2012
Cash provided by operating activities	$2,649	$2,465
Repurchases of common stock—stock repurchase program	$2,000	$253
Dividends	$914	$744

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 27, 2013, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first quarter of fiscal 2014 nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.3 billion and $4.0 billion as of October 26, 2013 and July 27, 2013, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.9 billion and $9.4 billion as of October 26, 2013 and July 27, 2013, respectively.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 26, 2013	July 27, 2013
Allowance for doubtful accounts	$245	$228
Percentage of gross accounts receivable	4.5%	4.0%
Allowance for credit loss—lease receivables	$237	$238
Percentage of gross lease receivables	6.2%	6.3%
Allowance for credit loss—loan receivables	$93	$86
Percentage of gross loan receivables	5.1%	5.2%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 26, 2013 and July 27, 2013 was $134 million and $119 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.5 billion as of each October 26, 2013 and July 27, 2013, respectively. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 26, 2013, the liability for these purchase commitments was $169 million, compared with $172 million as of July 27, 2013, and was included in other current liabilities. Our provision for inventory was $18 million and $34 million for the first quarters of fiscal 2014 and 2013, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $30 million and $14 million for the first quarters of fiscal 2014 and 2013, respectively.

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
Warranty Costs
The liability for product warranties, included in other current liabilities, was $492 million as of October 26, 2013, compared with $431 million as of July 27, 2013. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first quarters of fiscal 2014 and 2013 was $240 million and $162 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Share-Based Compensation Expense
Share-based compensation expense is presented as follows (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance
Share-based compensation expense	$309	$306	$3
Restricted stock units are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. Restricted stock unit awards with market-based conditions are valued using a Monte Carlo simulation. See Note 14 to the Consolidated Financial Statements.
The determination of the fair value of employee stock options and employee stock purchase rights on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. For employee stock options and employee stock purchase rights, these variables include, but are not limited to, the expected stock price volatility over the term of the awards, the risk-free interest rate, and expected dividends as of the grant date. For employee stock options, we historically have used the implied volatility for two-year traded options on our stock as the expected volatility assumption required in the lattice-binomial model. For employee stock purchase rights, we used the implied volatility for traded options (with lives corresponding to the expected life of the employee stock purchase rights) on our stock. The selection of the implied volatility approach was based upon the availability of actively traded options on our stock and our assessment that implied volatility is more representative of future stock price trends than historical volatility. The valuation of employee stock options (granted in prior periods, but for which expense was recognized during the period presented) is also impacted by kurtosis and skewness, which are technical measures of the distribution of stock price returns and the actual and projected employee stock option exercise behaviors.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $42.9 billion as of October 26, 2013, compared with $42.7 billion as of July 27, 2013. Our fixed income investment portfolio, as of October 26, 2013, consisted primarily of high-quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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
Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2014 and fiscal 2013, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 26, 2013. We had no Level 3 investments in our total portfolio as of October 26, 2013.
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
There were no impairment charges on our investments in publicly traded equity securities and fixed income securities in the first quarters of fiscal 2014 and 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of October 26, 2013, our investments in privately held companies were $884 million, compared with $833 million as of July 27, 2013, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $1 million and $10 million for the first quarters of fiscal 2014 and 2013, respectively.

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
The goodwill recorded in the Consolidated Balance Sheets as of October 26, 2013 and July 27, 2013 was $23.8 billion and $21.9 billion, respectively. The increase in goodwill for the first quarter of fiscal 2014 was due in large part to our acquisition of Sourcefire. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarters of fiscal 2014 and 2013.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first quarters of fiscal 2014 and 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (“R&D”) tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 21.4% and 20.5% in the first quarters of fiscal 2014 and 2013, respectively.
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

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,397	$9,297	$100	1.1%
Percentage of revenue	77.8%	78.3%
Service	2,688	2,579	109	4.2%
Percentage of revenue	22.2%	21.7%
Total	$12,085	$11,876	$209	1.8%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,316	$7,023	$293	4.2%
Percentage of revenue	60.5%	59.2%
EMEA	2,933	2,841	92	3.2%
Percentage of revenue	24.3%	23.9%
APJC	1,836	2,012	(176)	(8.7)%
Percentage of revenue	15.2%	16.9%
Total	$12,085	$11,876	$209	1.8%

Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
For the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, total revenue increased by 2%. Within total revenue growth, product revenue increased by 1%, while service revenue increased by 4%. Our total revenue reflected growth in our Americas and EMEA geographic segments, while revenue declined in the APJC segment.
Across our geographic segments, product revenue for most of our emerging countries experienced a decline. The emerging countries of Brazil, Russia, India, China, and Mexico (“BRICM”), collectively experienced a 12% product revenue decline, with the decline across all of our customer markets.
From a worldwide customer markets standpoint, we experienced product revenue growth across most of our customer markets except in the service provider market, where we experienced a product revenue decline across all our geographic segments.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. We do believe that there may have been some negative indirect effect on our revenue and business momentum in certain of the emerging countries where there was depreciation of the local currency relative to the U.S. dollar although such indirect effects are difficult to measure as noted.

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

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,533	$5,314	$219	4.1%
Percentage of product revenue	58.9%	57.1%
EMEA	2,381	2,332	49	2.1%
Percentage of product revenue	25.3%	25.1%
APJC	1,483	1,651	(168)	(10.2)%
Percentage of product revenue	15.8%	17.8%
Total	$9,397	$9,297	$100	1.1%
Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
Americas
Product revenue in the Americas segment grew by 4%. This product revenue growth was across most of our customer markets, led by moderate growth in the public sector, commercial, and enterprise markets. However, we experienced a decline in product revenue in the service provider market. From a country perspective, product revenue increased by approximately 3% in both the United States and Canada.
During the fourth quarter of fiscal 2013, we experienced some weakness in our business momentum in certain countries within Latin America. This weakness continued during the first quarter of fiscal 2014, as product revenue declined by 3% in Mexico compared with the first quarter of fiscal 2013, and we also experienced a decline in our business momentum in Brazil, consistent with what we observed in other emerging countries.
EMEA
Product revenue in the EMEA segment increased by 2%, led by solid growth in the public sector market and, to a lesser degree, in the commercial market. We experienced declines in product revenue in the enterprise and service provider markets. Similar to what we observed in our other geographic segments, we experienced considerable weakness with respect to product revenue in the emerging countries within EMEA. In addition, consistent with what we experienced in fiscal 2013, we continued to experience weakness within various parts of Europe such as Southern Europe.
From an individual country perspective, product revenue increased by 28% in the Netherlands and 2% in the United Kingdom, partially offset by product revenue declines of 16% in Russia, 8% in Germany and 2% in France.
APJC
Product revenue in the APJC segment decreased by 10%. The product revenue decline was across most of our customer markets in the APJC segment, led by a significant product revenue decline in the service provider market, and to a lesser degree in the public sector and enterprise markets. For the first quarter of fiscal 2014, we continued to experience weakness in China with product revenue down 17% year over year, as we work through changing political dynamics in this country. We also continued to experience declines in many of the other emerging countries in this segment, most notably India which experienced a year-over-year product revenue decline of 16%. Other countries which contributed to the weakness in this segment included Japan which experienced a year-over-year product revenue decline of 23% driven by a reduction in business momentum in the service provider market and Australia which experienced a year-over-year product revenue decline of 6%.

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Service Provider Video (infrastructure and video software and solutions); Data Center; Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,754	$3,629	$125	3.4%
Percentage of product revenue	40.0%	39.0%
NGN Routing	2,043	2,055	(12)	(0.6)%
Percentage of product revenue	21.7%	22.1%
Collaboration	1,027	1,020	7	0.7%
Percentage of product revenue	10.9%	11.0%
Service Provider Video	987	1,149	(162)	(14.1)%
Percentage of product revenue	10.5%	12.4%
Data Center	601	417	184	44.1%
Percentage of product revenue	6.4%	4.5%
Wireless	540	499	41	8.2%
Percentage of product revenue	5.7%	5.4%
Security	365	338	27	8.0%
Percentage of product revenue	3.9%	3.6%
Other	80	190	(110)	(57.9)%
Percentage of product revenue	0.9%	2.0%
Total	$9,397	$9,297	$100	1.1%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
Switching
Revenue in our Switching product category increased by 3%, or $125 million. Revenue from LAN fixed-configuration switches grew 11%, or $229 million, resulting from higher sales of our Cisco Catalyst 3850 Series Switches and multiple Nexus Series Switches. This increase was partially offset by a decrease in revenue from our modular switches of 6%, or $79 million, driven primarily by lower sales of Cisco Catalyst 6500 Series Switches. Revenue in the Switching product category was also negatively impacted by a 20% decrease in sales of storage products.
NGN Routing
Revenue in our NGN Routing product category decreased by 1%, or $12 million. Revenue from high-end router products decreased by 5%, or $58 million. The decrease was due to lower revenue from our Cisco Carrier Routing System (CRS) products, as we manage through product transitions in this area including with our CRS-X and Cisco Network Convergence System (NCS) 6000 product launches, and to lower revenue from our legacy high-end router products.  We also experienced a decline in revenue from our Aggregation Services Router (ASR) 5500 service provider mobility product lines, due to what we believe to be the timing of larger orders. These decreases in high end routing were partially offset by increased revenue from our Cisco ASR 9000 and 1000 products.

We also saw an increase in revenue from our midrange and low-end router products and an increase in revenue from other NGN Routing products.  Higher revenue in our midrange and low-end router products were driven by increased sales of our Cisco Integrated Services Routers (ISR) products. Revenue from other NGN Routing products increased due to higher sales of certain optical networking products.
Collaboration
Our Collaboration product category continues to shift its focus to recurring revenue streams driven by software-as-a-service (SaaS) offerings. Overall, revenue in our Collaboration product category increased by 1%, or $7 million, primarily due to increased revenue from our Conferencing and Cisco TelePresence products. These increases were partially offset by lower revenue from our Unified Communication products due in part to a shift in our sales emphasis toward products with recurring revenue streams.
Service Provider Video
Revenue in our Service Provider Video product category decreased 14%, or $162 million, driven by a 15%, or $141 million, decrease in sales of our Service Provider Video infrastructure products and a 9%, or $21 million, decrease in sales of our Service Provider Video Software and Solutions. The revenue decline in Service Provider Video infrastructure products, which includes connected devices and cable access products, was due primarily to lower sales of set-top boxes which declined by over 20%.
Data Center
We continue to experience solid growth in our Data Center product category, which grew 44%, or $184 million, with solid sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing for both data center and cloud environments as current customers increase their data center build-outs, and as new customers deploy these offerings.
To the extent our Data Center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our Data Center product revenue will experience more normal seasonality consistent with the overall server market.
Wireless
Revenue in our Wireless product category increased 8%, or $41 million, due primarily to sales of products resulting from our acquisition of Meraki. Excluding revenue from Meraki products, revenue growth in our Wireless product category was relatively flat.
Security
Revenue in our Security product category was up 8%, or $27 million, driven by higher sales of our high-end firewall products within our network security product portfolio. This increase was partially offset by a slight decrease in sales of our content security products. Revenue in our Security product category also benefited from the inclusion of sales of products resulting from our acquisition of Sourcefire subsequent to the October 2013 acquisition date.
Other
We experienced a decrease in revenue in our Other Products category due in large part to the sale of our Linksys product line in the third quarter of fiscal 2013.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,783	$1,709	$74	4.3%
Percentage of service revenue	66.4%	66.3%
EMEA	552	509	43	8.4%
Percentage of service revenue	20.5%	19.7%
APJC	353	361	(8)	(2.2)%
Percentage of service revenue	13.1%	14.0%
Total	$2,688	$2,579	$109	4.2%
Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
Service revenue grew by 4%, with worldwide technical support services revenue increasing by 4% and worldwide advanced services revenue increasing by 5%. Technical support service experienced growth in the Americas and EMEA segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving these revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, grew across all geographic segments driven by growth in subscription revenues. Our service revenue in the first quarter of fiscal 2014 reflected slower growth than what we had been experiencing in recent quarters. We believe that our service revenue growth has a correlation to product revenue growth, and to the extent that our product revenue declines or grows at a slower rate, our service revenue we expect would be adversely impacted.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Gross margin:
Product	$5,650	$5,549	60.1%	59.7%
Service	1,757	1,690	65.4%	65.5%
Total	$7,407	$7,239	61.3%	61.0%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2014 as compared with the corresponding prior year period:

Product Gross Margin Percentage
First Quarter of Fiscal 2013	59.7%
Sales discounts, rebates, and product pricing	(2.8)%
Mix of products sold	(0.1)%
Productivity (1)	3.4%
Amortization of purchased intangible assets	(0.4)%
Acquisition fair value adjustment to inventory and other	0.3%
First Quarter of Fiscal 2014	60.1%
(1) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
Product gross margin increased by 0.4 percentage points largely driven by continued productivity improvements. We continued to experience the benefits from our cost improvement efforts across most of our products, particularly in certain of our Switching, NGN Routing and Data Center categories in which product transitions have been taking place. These improvements were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The positive impact of the productivity improvements were partially offset by the impact of higher sales discounts, rebates, and unfavorable product pricing. These factors impacted most of our customer markets and each of our three geographic segments, but we did experience some favorability due to the geographic mix of our revenue. The shift in the mix of products sold slightly decreased our product gross margin, primarily as a result of increased revenue from our relatively lower margin Cisco Unified Computing System products partially offset by decreased revenue from our relatively lower margin Service Provider Video products. Additionally, our product gross margin for the first quarter of fiscal 2014 was negatively impacted by higher amortization expense of purchased intangible assets from certain of our recent acquisitions.
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

Service Gross Margin
Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
Our service gross margin percentage decreased slightly by 0.1 percentage points for the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, driven by increased cost impacts such as headcount-related costs, particularly in advanced services, and to a lesser degree, increased partner delivery cost. These cost impacts were partially offset by the resulting benefit to the gross margin of higher sales volume from growth in both advanced services and technical support services.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	Amount		Percentage
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Gross margin:
Americas	$4,650	$4,468	63.6%	63.6%
EMEA	1,888	1,798	64.4%	63.3%
APJC	1,079	1,176	58.8%	58.5%
Segment total	7,617	7,442	63.0%	62.7%
Unallocated corporate items (1)	(210)	(203)
Total	$7,407	$7,239	61.3%	61.0%
(1) The unallocated corporate items for the periods presented include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, impacts to cost of sales from purchase accounting adjustments to inventory, charges related to asset impairments and restructurings, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Three Months Ended October 26, 2013 Compared with Three Months Ended October 27, 2012
We experienced a gross margin percentage increase in our EMEA and APJC segments, while our Americas segment was flat year over year.
The gross margin percentage was flat in our Americas segment as the impact of productivity improvements in this region were offset by higher sales discounts, higher rebates, unfavorable pricing, and unfavorable mix impacts, as well as a decline in our service gross margin. The unfavorable mix impacts were due in large part to higher revenue from our lower margin Data Center products.
Our EMEA segment experienced a gross margin percentage increase due primarily to productivity improvements and a more favorable mix of products sold during the current period, driven by a decrease in revenue from our relatively lower margin Service Provider Video products. Partially offsetting these factors were the impacts from higher sales discounts, rebates and unfavorable pricing.
The APJC segment gross margin percentage increase was due primarily to productivity improvements and favorable mix impacts, reflecting a decrease in revenue from our relatively lower margin Service Provider Video products. Partially offsetting these favorable factors were impacts from higher sales discounts, rebates and unfavorable pricing.
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

Factors That May Impact Revenue and Gross Margin
Product revenue may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced IT-related capital spending in certain segments within our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products within our Collaboration, Data Center, and Service Provider Video product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the revenue related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter revenue and operating results.
Product revenue may also be adversely affected by fluctuations in demand for our products, especially with respect to telecommunications service providers and Internet businesses, whether or not driven by any slowdown in capital expenditures in the service provider market; price and product competition in the communications and information technology industry; introduction and market acceptance of new technologies and products; adoption of new networking standards; and financial difficulties experienced by our customers. We may, from time to time, experience manufacturing issues that create a delay in our suppliers’ ability to provide specific components, resulting in delayed shipments. To the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods when we and our suppliers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters are not remediated within the same quarter. For additional factors that may impact product revenue, see “Part II, Item 1A. Risk Factors.”
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
Product gross margin may be adversely affected in the future by changes in the mix of products sold, including periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages; and new business models for our offerings such as other-as-a-service (XaaS); our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially those from China; changes in geographic mix of our product revenue; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs, including share-based compensation expense; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services; the timing of technical support service contract initiations and renewals; share-based compensation expense; and the timing of our strategic investments in headcount and resources to support this business.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars	Variance in Percent
Research and development	$1,724	$1,431	$293	20.5%
Percentage of revenue	14.3%	12.0%
Sales and marketing	2,411	2,416	(5)	(0.2)%
Percentage of revenue	20.0%	20.3%
General and administrative	515	560	(45)	(8.0)%
Percentage of revenue	4.3%	4.7%
Total	$4,650	$4,407	$243	5.5%
Percentage of revenue	38.5%	37.1%
R&D Expenses
The increase in R&D expenses for the first quarter of fiscal 2014, as compared with the corresponding period in fiscal 2013, was due to $235 million in acquisition-related costs primarily related to compensation expense recorded in the first quarter of fiscal 2014 in connection with our agreement to purchase the remaining interest in Insieme. See Note 12 to the Consolidated Financial Statements. Higher headcount-related expenses also contributed to the increase.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses were flat for the first quarter of fiscal 2014, as compared with the corresponding period in fiscal 2013, as lower discretionary spending and contracted services were offset by higher headcount-related expenses resulting in part from our recent acquisitions.
G&A Expenses
G&A expenses decreased for the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, primarily due to lower corporate-level expenses, driven by a gain from sales of real estate in the first quarter of fiscal 2014. Lower contracted services also contributed to the decline in G&A expenses.
Effect of Foreign Currency
In the first quarter of fiscal 2014, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $44 million, or approximately 1.0%, compared with the first quarter of fiscal 2013.
Headcount
Our headcount increased by 87 employees in the first quarter of fiscal 2014, as compared with the total headcount at the end of fiscal 2013. The increase was attributable to the headcount from new acquisitions, as well as strategic hiring primarily in engineering, partially offset by headcount reductions related to our workforce reduction plan announced in August 2013. See Note 5 to the Consolidated Financial Statements.

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Cost of sales—product	$10	$10
Cost of sales—service	33	35
Share-based compensation expense in cost of sales	43	45
Research and development	92	84
Sales and marketing	123	130
General and administrative	54	50
Restructuring and other charges	(3)	(3)
Share-based compensation expense in operating expenses	266	261
Total share-based compensation expense	$309	$306
The slight year-over-year increase in share-based compensation expense for the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, was due primarily to share-based compensation attributable to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Amortization of purchased intangible assets included in operating expenses	$65	$122
The decrease in amortization of purchased intangible assets for the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, was due primarily to certain purchased intangible assets that became fully amortized, partially offset by amortization of purchased intangible assets from our recent acquisitions. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.
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
Restructuring and Other Charges
In the first quarter of fiscal 2014, we incurred within operating expenses restructuring and other charges of approximately $237 million, which were related primarily to employee severance charges for employees subject to our workforce reduction plan that we announced in August 2013. We expect the remaining charges to be incurred within the remainder of fiscal 2014. This workforce reduction plan is designed to enable us to rebalance our workforce in order to reinvest in key growth areas such as the cloud, data center, mobility, services, software and security and to drive operational efficiencies. As we intend to reinvest in the above areas, we do not expect significant overall cost savings as a result of this rebalancing of our resources.
In the first quarter of fiscal 2013, we incurred within operating expenses restructuring and other charges of $59 million, which were related primarily to employee severance charges for employees subject to our workforce reduction under Fiscal 2011 Plans. See Note 5 to the Consolidated Financial Statements.

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 26, 2013	October 27, 2012
Operating income	$2,455	$2,651
Operating income as a percentage of revenue	20.3%	22.3%
In the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, operating income decreased by 7%, and as a percentage of revenue operating income decreased by 2.0 percentage points. The decrease was primarily due to the $257 million compensation expense recorded in the first quarter of fiscal 2014 in connection with our agreement to purchase the remaining interest in Insieme, as well as the increase in restructuring and other charges related to the workforce reduction that we announced in August 2013.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars
Interest income	$169	$161	$8
Interest expense	(140)	(148)	8
Interest income (expense), net	$29	$13	$16
For the first quarter of fiscal 2014, interest income increased 5% compared with the first quarter of fiscal 2013 due to increased interest income earned from our portfolio of cash, cash equivalents, fixed income investments and financing receivables. The decrease in interest expense in the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, was attributable to the favorable impact of interest rate swaps and lower expense on our floating-rate notes as the benchmark London InterBank Offered Rate (LIBOR) decreased.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$75	$10	$65
Fixed income securities	8	17	(9)
Total available-for-sale investments	83	27	56
Privately held companies	(31)	(42)	11
Net gains (losses) on investments	52	(15)	67
Other gains (losses), net	4	(18)	22
Other income (loss), net	$56	$(33)	$89
The increase in total net gains on available-for-sale investments in the first quarter of fiscal 2014 compared with the first quarter of fiscal 2013 was attributable to higher gains on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities. The change in net losses on investments in privately held companies was primarily due to higher realized gains from the sales of various private investments, partially offset by an increase of $11 million in our proportional share of losses from our VCE joint venture. The change in other gains (losses), net for the first quarter of fiscal 2014 as compared with the first quarter of fiscal 2013 was primarily due to higher gains on equity derivative instruments, lower donation expenses and net favorable foreign exchange impacts.

Provision for Income Taxes
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates, higher than anticipated in countries that have higher tax rates, and expiration of or lapses in tax incentives. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries. If these earnings were distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes.
The provision for income taxes resulted in an effective tax rate of 21.4% for the first quarter of fiscal 2014, as compared with an effective tax rate of 20.5% for the first quarter of fiscal 2013. The net 0.9 percentage point increase in the effective tax rate for the first quarter of fiscal 2014, as compared with the first quarter of fiscal 2013, was attributable to an increase in nondeductible compensation expense in connection with our agreement to purchase the remaining interest in Insieme.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, our capital allocation strategy including stock repurchase program and dividends, our contractual obligations, and certain other commitments and activities on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	October 26, 2013	July 27, 2013	Increase (Decrease)
Cash and cash equivalents	$5,254	$7,925	$(2,671)
Fixed income securities	40,433	39,888	545
Publicly traded equity securities	2,514	2,797	(283)
Total	$48,201	$50,610	$(2,409)
The decrease in cash and cash equivalents and investments in the first quarter of fiscal 2014 was primarily the result of cash paid for acquisitions of $2.4 billion and repurchases of common stock of $1.9 billion under the stock repurchase program. Other significant uses of cash in the first quarter of fiscal 2014 included cash dividends paid of $0.9 billion and capital expenditures of $0.3 billion. Partially offsetting these cash outflows were cash provided by operating activities of $2.6 billion, an increase from $2.5 billion provided by operating activities in the first quarter of fiscal 2013, and issuances of common stock of $0.4 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $42.0 billion and $40.4 billion as of October 26, 2013 and July 27, 2013, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance available in the United States as of October 26, 2013 and July 27, 2013 was $6.2 billion and $10.2 billion, respectively.
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
Free Cash Flow and Capital Allocation In August 2012, as part of our capital allocation strategy, we announced our intent to return a minimum of 50% of our free cash flow annually to our shareholders through cash dividends and repurchases of common stock.
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 26, 2013	October 27, 2012
Net cash provided by operating activities	$2,649	$2,465
Acquisition of property and equipment	(315)	(265)
Free cash flow	$2,334	$2,200
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
Fiscal 2014
October 26, 2013	$0.17	$914	84	$23.65	$2,000	$2,914

Fiscal 2013
July 27, 2013	$0.17	$918	47	$24.80	$1,160	$2,078
April 27, 2013	$0.17	$905	41	$20.85	$860	$1,765
January 26, 2013	$0.14	$743	25	$20.15	$500	$1,243
October 27, 2012	$0.14	$744	15	$16.44	$253	$997
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	October 26, 2013	July 27, 2013	Increase (Decrease)
Accounts receivable, net	$5,188	$5,470	$(282)
DSO	39	40	(1)
Our accounts receivable net, as of October 26, 2013 decreased by approximately 5% compared with the end of fiscal 2013. Our DSO as of October 26, 2013 was one day lower compared with the end of fiscal 2013. The slight decrease in DSO for the first quarter of fiscal 2014 was primarily attributable to the timing of service billings during the respective quarters.
Inventory Supply Chain The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 26, 2013	July 27, 2013	Increase (Decrease)
Inventories	$1,466	$1,476	$(10)
Annualized inventory turns	12.7	13.8	(1.1)
Purchase commitments with contract manufacturers and suppliers	$4,020	$4,033	$(13)
Inventory as of October 26, 2013 decreased by 1% from our inventory balance at the end of fiscal 2013, and for the same period purchase commitments with contract manufacturers and suppliers were flat. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers were flat compared with the end of fiscal 2013. We believe our inventory and purchase commitments are in line with our current demand forecasts.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of October 26, 2013, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES			TOTAL
October 26, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total
Gross amount less unearned income	$3,549	$1,808	$3,018	$8,375	$483	$223	$706	$9,081
Allowance for credit loss	(237)	(93)	(20)	(350)	—	—	—	(350)
Deferred revenue	(35)	(23)	(1,881)	(1,939)	(232)	(189)	(421)	(2,360)
Net balance sheet exposure	$3,277	$1,692	$1,117	$6,086	$251	$34	$285	$6,371
Financing Receivables Gross financing receivables less unearned income increased by 1% compared with the end of fiscal 2013. The change was primarily due to a 10% increase in loan receivables and a 1% increase in lease receivables, partially reduced by a 4% decrease in financed service contracts and other. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	October 26, 2013	July 27, 2013
Senior notes:
Floating-rate notes, due 2014	$1,250	$1,250
1.625% fixed-rate notes, due 2014	2,000	2,000
2.90% fixed-rate notes, due 2014	500	500
5.50% fixed-rate notes, due 2016	3,000	3,000
3.15% fixed-rate notes, due 2017	750	750
4.95% fixed-rate notes, due 2019	2,000	2,000
4.45% fixed-rate notes, due 2020	2,500	2,500
5.90% fixed-rate notes, due 2039	2,000	2,000
5.50% fixed-rate notes, due 2040	2,000	2,000
Total	$16,000	$16,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 26, 2013.
Other Debt Other debt includes secured borrowings associated with customer financing arrangements, notes and credit facilities with a number of financial institutions that are available to certain of our foreign subsidiaries, and notes related to our investment in Insieme Networks, Inc. (“Insieme”). The amount of borrowings outstanding under these arrangements was $33 million and $31 million as of October 26, 2013 and July 27, 2013, respectively.
Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. As of October 26, 2013 and July 27, 2013, we had no commercial paper notes outstanding under this program.
Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 26, 2013, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two additional years, or up to February 17, 2019.

Deferred Revenue The following table presents the breakdown of deferred revenue (in millions):

	October 26, 2013	July 27, 2013	Increase (Decrease)
Service	$8,896	$9,403	$(507)
Product	4,311	4,020	291
Total	$13,207	$13,423	$(216)
Reported as:
Current	$9,212	$9,262	$(50)
Noncurrent	3,995	4,161	(166)
Total	$13,207	$13,423	$(216)
The 5% decrease in deferred service revenue in the first quarter of fiscal 2014 as compared with the fourth quarter of fiscal 2013 reflects what in our view is a typical seasonal decline as we tend to experience higher service initiations as well as renewals in our fourth quarter. The increase in deferred product revenue was primarily due to the timing of revenue recognition, deferred revenue from acquisitions, and increased deferrals related to subscription revenue arrangements.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, China, France, Germany, India, Israel, Italy, Japan, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 26, 2013 were $1.2 billion.
Other Commitments
In connection with our business combinations and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $265 million as of October 26, 2013, compared with $263 million as of July 27, 2013.
Insieme In the third quarter of fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. As set forth in the agreement between Cisco and Insieme, this investment includes $100 million of funding and a license to certain of our technology. In addition, pursuant to a November 2012 amendment to the agreement between Cisco and Insieme, we agreed to invest an additional $35 million in Insieme upon the satisfaction of certain conditions. As of October 26, 2013, we owned approximately 83% of Insieme as a result of these investments and have consolidated the results of Insieme in our Consolidated Financial Statements. In connection with this investment, we entered into a put/call option agreement that provided us with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders could require us to purchase their shares upon the occurrence of certain events.
During the three months ended October 26, 2013, we exercised our call option and entered into a merger agreement to purchase the remaining interests in Insieme. The merger is expected to close in the second quarter of fiscal 2014, at which time the noncontrolling interest holders will be eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three months ended October 26, 2013, we recorded a liability of $257 million for compensation expense related to the fair value of the vested portion of amounts that are expected to be earned by the noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. The maximum amount that could be recorded as compensation expense by us is approximately $863 million, including the $257 million that has been expensed through October 26, 2013. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of October 26, 2013 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of October 26, 2013, our cumulative gross investment in VCE was approximately $578 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During the three months ended October 26, 2013, we invested $64 million in VCE. We account for our investment in VCE under the equity method, and our portion of VCE’s net loss is recognized in other income (loss), net. As of October 26, 2013, we have recorded cumulative losses from VCE of $475 million since inception. Our carrying value in VCE as of October 26, 2013 was $103 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of October 26, 2013.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 26, 2013 and October 27, 2012 was $0.6 billion and $0.8 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of October 26, 2013 and July 27, 2013, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 26, 2013. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of October 26, 2013. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of October 26, 2013, approximately 77% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 26, 2013, our financing receivables had a carrying value of $8.0 billion, compared to $7.9 billion as of July 27, 2013. As of October 26, 2013, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 26, 2013, we had $16.0 billion in principal amount of senior notes outstanding, which consisted of $1.25 billion floating-rate notes and $14.75 billion fixed-rate notes. The carrying amount of the senior notes was $16.2 billion, and the related fair value was $17.6 billion, which fair value is based on market prices. As of October 26, 2013, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $5.75 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt, which is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 26, 2013 and July 27, 2013 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 26, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,073	$1,226	$1,380	$1,533	$1,686	$1,840	$1,993

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 27, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,000	$1,143	$1,286	$1,429	$1,572	$1,715	$1,858

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 26, 2013, the total carrying amount of our investments in privately held companies was $884 million, compared with $833 million at July 27, 2013. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of October 26, 2013 and July 27, 2013 are summarized in U.S. dollar equivalents as follows (in millions):

	October 26, 2013		July 27, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,349	$17	$3,472	$7
Sold	$1,208	$(15)	$1,401	$(5)
Option contracts:
Purchased	$676	$39	$716	$23
Sold	$643	$(4)	$696	$(4)
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
Approximately 65% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2014, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $44 million, or approximately 1.0%, compared with the first quarter of fiscal 2013. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $394 million for the alleged evasion of import and other taxes, approximately $1.2 billion for interest, and approximately $1.8 billion for various penalties, all determined using an exchange rate as of October 26, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
We were subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse’s remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse’s fraud by concealment claim alleged that we did not disclose our decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of our products infringed two of XpertUniverse’s patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. In May and June, 2013, we filed post-trial motions. On November 20, 2013 the trial court granted our motion for judgment as a matter of law, overturned the jury’s finding on the fraud by concealment claim, and vacated the $70 million verdict. Separately, the trial court agreed with the jury that we infringed XpertUniverse’s patents, and affirmed the verdict awarding XpertUniverse approximately $35 thousand in damages plus accrued interest. We expect XpertUniverse to appeal the trial court’s decision.
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
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 27, 2013.
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

•	New business models for our offerings, such as other-as-a-service (“XaaS”), where costs are borne up front while revenue is recognized over time

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to such fluctuations, as described below

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

•	How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges

•	Our ability to achieve targeted cost reductions

•	Benefits anticipated from our investments in engineering, sales and manufacturing activities

•	Changes in tax laws or accounting rules, or interpretations thereof
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
Our revenue may grow at a slower rate than in past periods, as it did in the first quarter of 2014, or may decline, which for example occurred in fiscal 2009 and which we anticipate will occur in the second quarter of fiscal 2014 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. At various times in the past and in the first quarter of fiscal 2014, we experienced significant weakness in sales to service providers, sometimes lasting over certain extended periods of time as market conditions have fluctuated. We expect that this weakness we experienced will continue for at least several quarters. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product categories such as data center and collaboration and in our priorities. For example, as products related to network programmability, such as software-defined-networking products, become more prevalent, we expect to face increased competition from companies who develop networking products based on commoditized hardware, referred to as "white box" hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.
Our competitors include Alcatel-Lucent; Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Microsoft Corporation; Motorola Solutions, Inc.; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Ruckus Wireless, Inc.; Symantec Corporation; and VMware, Inc.; among others.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. We believe the industry is evolving to enable personal and business process collaboration enabled by networked technologies. As such, many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable the increased use of the network as the platform for all forms of communications and IT. For example, in fiscal 2009 we launched our Cisco Unified Computing System, our next-generation enterprise data center platform architected to unite computing, network, storage access, and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. Cisco Unified Computing System is one of several priorities on which we are focusing resources. Another example of a market transition we are focusing on is the move towards more programmable, flexible and virtual networks. In our view, this evolution is in its very early stages, and we believe the successful products and solutions in this market will combine application-specific integrated circuits (ASICs), hardware, and software elements together.
The process of developing new technology, including technology related to more programmable, flexible and virtual networks, is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking to collaborative systems does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, such as, for example, networking products based on commoditized hardware, referred to as white box hardware, our business could be harmed. Furthermore, we may not execute successfully on our vision because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our newer product categories such as Data Center and Collaboration as well as those in our Other Products category that we identify as “emerging technologies” may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.
CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES, ASSET IMPAIRMENTS AND WORKFORCE REDUCTIONS
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.

In August 2013, we announced that we are rebalancing our resources with a workforce reduction plan that will impact approximately 4,000 employees or 5% of our global workforce. We are undertaking action under this plan beginning in the first quarter of fiscal 2014, and we expect to incur significant charges as a result of these activities. The implementation of this workforce reduction plan may be disruptive to our business, and following completion of the workforce reduction plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.
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
Further, provision of greater levels of services, support and financing by us may result in a delay in the timing of revenue recognition. In addition, entry into other markets has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence. For example, as we add direct selling capabilities globally to meet changing customer demands, we will face increased legal and regulatory requirements.
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
We conduct significant sales and customer support operations in countries around the world and also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in the first quarter of fiscal 2014, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. We expect that this weakness we experienced in various emerging countries will continue for at least several quarters. As such, our growth depends in part on our increasing sales into emerging countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the recent sequestration, tapering of bond purchases by the U.S. Federal Reserve, issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected. For additional information regarding our indemnification obligations, see Note 12(f) to the Consolidated Financial Statements contained in this report.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $394 million for the alleged evasion of import and other taxes, approximately $1.2 billion for interest, and approximately $1.8 billion for various penalties, all determined using an exchange rate as of October 26, 2013. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that have or may be affected by earthquake, tsunami and flooding activity which in the past has disrupted, and in the future could disrupt the flow of components and delivery of products. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates in 2014, 2016, 2017, 2019, 2020, 2039 and 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion. We had no commercial paper notes outstanding under this program as of October 26, 2013. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28 2013 to August 24, 2013	27	$24.32	27	$2,433
August 25, 2013 to September 21, 2013	21	$23.69	21	$1,941
September 22, 2013 to October 26, 2013	36	$23.14	36	$1,094
Total	84	$23.65	84
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 26, 2013, our Board of Directors had authorized the repurchase of up to $82 billion of common stock under this program. As of October 26, 2013, we had repurchased and retired 4.0 billion shares of our common stock at an average price of $20.47 per share for an aggregate purchase price of $80.9 billion since inception of the stock repurchase program.
On November 13, 2013, we announced that our Board of Directors had authorized the repurchase of up to an additional $15 billion of common stock under this program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $16.1 billion, with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan including related form agreements (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 20, 2013)
10.2	Relocation Agreement between Cisco Systems, Inc. and Charles Robbins
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 21, 2013	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan including related form agreements (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 20, 2013)
10.2	Relocation Agreement between Cisco Systems, Inc. and Charles Robbins
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document