Form 10-Q
period 2014-04-26
CISCO SYSTEMS, INC.
filed 2014-05-22
CIK 858877

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES   ☐     NO   ☒
Number of shares of the registrant’s common stock outstanding as of May 16, 2014: 5,122,689,670

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 26, 2014

PART 1. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 26, 2014	July 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,241	$7,925
Investments	44,228	42,685
Accounts receivable, net of allowance for doubtful accounts of $247 at April 26, 2014 and $228 at July 27, 2013	4,443	5,470
Inventories	1,528	1,476
Financing receivables, net	4,071	4,037
Deferred tax assets	2,504	2,616
Other current assets	1,273	1,312
Total current assets	64,288	65,521
Property and equipment, net	3,310	3,322
Financing receivables, net	3,537	3,911
Goodwill	24,076	21,919
Purchased intangible assets, net	3,461	3,403
Other assets	3,184	3,115
TOTAL ASSETS	$101,856	$101,191
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$508	$3,283
Accounts payable	1,051	1,029
Income taxes payable	—	192
Accrued compensation	2,813	3,182
Deferred revenue	9,198	9,262
Other current liabilities	4,945	5,048
Total current liabilities	18,515	21,996
Long-term debt	20,384	12,928
Income taxes payable	1,530	1,748
Deferred revenue	3,953	4,161
Other long-term liabilities	1,678	1,230
Total liabilities	46,060	42,063
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,116 and 5,389 shares issued and outstanding at April 26, 2014 and July 27, 2013, respectively	41,241	42,297
Retained earnings	13,849	16,215
Accumulated other comprehensive income	697	608
Total Cisco shareholders’ equity	55,787	59,120
Noncontrolling interests	9	8
Total equity	55,796	59,128
TOTAL LIABILITIES AND EQUITY	$101,856	$101,191
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
REVENUE:
Product	$8,820	$9,559	$26,640	$28,293
Service	2,725	2,657	8,145	7,897
Total revenue	11,545	12,216	34,785	36,190
COST OF SALES:
Product	3,595	3,782	11,665	11,387
Service	944	923	2,756	2,710
Total cost of sales	4,539	4,705	14,421	14,097
GROSS MARGIN	7,006	7,511	20,364	22,093
OPERATING EXPENSES:
Research and development	1,565	1,542	4,701	4,425
Sales and marketing	2,342	2,375	7,030	7,178
General and administrative	460	530	1,426	1,674
Amortization of purchased intangible assets	71	89	207	329
Restructuring and other charges	26	33	336	105
Total operating expenses	4,464	4,569	13,700	13,711
OPERATING INCOME	2,542	2,942	6,664	8,382
Interest income	170	162	508	483
Interest expense	(146)	(145)	(422)	(440)
Other income (loss), net	76	(14)	187	(69)
Interest and other income (loss), net	100	3	273	(26)
INCOME BEFORE PROVISION FOR INCOME TAXES	2,642	2,945	6,937	8,356
Provision for income taxes	461	467	1,331	643
NET INCOME	$2,181	$2,478	$5,606	$7,713

Net income per share:
Basic	$0.42	$0.47	$1.06	$1.45
Diluted	$0.42	$0.46	$1.06	$1.44
Shares used in per-share calculation:
Basic	5,143	5,329	5,271	5,316
Diluted	5,180	5,387	5,311	5,361

Cash dividends declared per common share	$0.19	$0.17	$0.53	$0.45
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Net income	$2,181	$2,478	$5,606	$7,713
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(8) and $(131) for the three and nine months ended April 26, 2014, respectively, and $38 and $(7) for the corresponding periods of fiscal 2013, respectively	(8)	(63)	209	10
Net gains reclassified into earnings, net of tax expense of $26 and $88 for the three and nine months ended April 26, 2014, respectively, and $2 and $16 for the corresponding periods of fiscal 2013, respectively	(43)	(4)	(146)	(30)
	(51)	(67)	63	(20)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(1) and $(2) for the three and nine months ended April 26, 2014, respectively, and $1 and $(1) for the corresponding periods of fiscal 2013, respectively	13	(10)	44	58
Net (gains) losses reclassified into earnings	(16)	(4)	(44)	(7)
	(3)	(14)	—	51
Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $(5) for each of the three and nine months ended April 26, 2014, respectively, and $1 and $(14) for the corresponding periods of fiscal 2013, respectively	42	(128)	27	(8)
Other comprehensive (loss) income	(12)	(209)	90	23
Comprehensive income	2,169	2,269	5,696	7,736
Comprehensive (income) loss attributable to noncontrolling interests	6	—	(1)	5
Comprehensive income attributable to Cisco Systems, Inc.	$2,175	$2,269	$5,695	$7,741

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 26, 2014	April 27, 2013
Cash flows from operating activities:
Net income	$5,606	$7,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,811	1,851
Share-based compensation expense	1,009	880
Provision for receivables	48	46
Deferred income taxes	(181)	48
Excess tax benefits from share-based compensation	(84)	(48)
(Gains) losses on investments and other, net	(228)	(68)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,064	(439)
Inventories	(50)	238
Financing receivables	332	(448)
Other assets	180	(41)
Accounts payable	(2)	91
Income taxes, net	(356)	(642)
Accrued compensation	(411)	(48)
Deferred revenue	(309)	(169)
Other liabilities	291	(56)
Net cash provided by operating activities	8,720	8,908

Cash flows from investing activities:
Purchases of investments	(27,884)	(23,969)
Proceeds from sales of investments	14,490	7,279
Proceeds from maturities of investments	12,048	13,234
Acquisition of property and equipment	(950)	(843)
Acquisition of businesses, net of cash and cash equivalents acquired	(2,784)	(6,371)
Purchases of investments in privately held companies	(315)	(140)
Return of investments in privately held companies	119	110
Proceeds from sales of property and equipment	168	57
Other	(30)	(10)
Net cash used in investing activities	(5,138)	(10,653)

Cash flows from financing activities:
Issuances of common stock	1,053	1,193
Repurchases of common stock - repurchase program	(7,965)	(1,554)
Shares repurchased for tax withholdings on vesting of restricted stock units	(345)	(249)
Short-term borrowings, original maturities less than 90 days, net	(2)	(20)
Issuances of debt	8,001	—
Repayments of debt	(3,274)	—
Excess tax benefits from share-based compensation	84	48
Dividends paid	(2,784)	(2,392)
Other	(34)	42
Net cash used in financing activities	(5,266)	(2,932)
Net decrease in cash and cash equivalents	(1,684)	(4,677)
Cash and cash equivalents, beginning of period	7,925	9,799
Cash and cash equivalents, end of period	$6,241	$5,122

Supplemental cash flow information:
Cash paid for interest	$561	$562
Cash paid for income taxes, net	$1,868	$1,236
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Nine Months Ended April 26, 2014	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-Controlling Interests	Total Equity
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			5,606		5,606		5,606
Other comprehensive income				89	89	1	90
Issuance of common stock	100	1,053			1,053		1,053
Repurchase of common stock	(359)	(2,837)	(5,188)		(8,025)		(8,025)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(345)			(345)		(345)
Cash dividends declared ($0.53 per common share)			(2,784)		(2,784)		(2,784)
Tax effects from employee stock incentive plans		16			16		16
Share-based compensation expense		1,009			1,009		1,009
Purchase acquisitions and other		48			48		48
BALANCE AT APRIL 26, 2014	5,116	$41,241	$13,849	$697	$55,787	$9	$55,796

Nine Months Ended April 27, 2013	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-Controlling Interests	Total Equity
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			7,713		7,713		7,713
Other comprehensive income (loss)				28	28	(5)	23
Issuance of common stock	111	1,193			1,193		1,193
Repurchase of common stock	(81)	(606)	(1,007)		(1,613)		(1,613)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(249)			(249)		(249)
Cash dividends declared ($0.45 per common share)			(2,392)		(2,392)		(2,392)
Tax effects from employee stock incentive plans		(120)			(120)		(120)
Share-based compensation expense		880			880		880
Purchase acquisitions and other		62			62		62
BALANCE AT APRIL 27, 2013	5,315	$40,431	$15,668	$689	$56,788	$10	$56,798
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 26, 2014, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,227	$20,839	$66,092	$86,931
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
The accompanying financial data as of April 26, 2014 and for the three and nine months ended April 26, 2014 and April 27, 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2013 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 27, 2013.
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
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the statement of financial position as of April 26, 2014; the results of operations and statements of comprehensive income for the three and nine months ended April 26, 2014 and April 27, 2013; and the statements of cash flows and equity for the nine months ended April 26, 2014 and April 27, 2013, as applicable, have been made. The results of operations for the three and nine months ended April 26, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to prior-period amounts in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
In December 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update requiring enhanced disclosures about certain financial instruments and derivative instruments that are offset in the statement of financial position or that are subject to enforceable master netting arrangements or similar agreements. This accounting standard became effective for the Company in the first quarter of fiscal 2014. As a result of the application of this accounting standard update, the Company has provided additional disclosures in Note 11.
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
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. Under the accounting standard update, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has, or will have, a major effect on an entity's operations and financial results when either it qualifies as held for sale, disposed of by sale, or disposed of other than by sale. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Business Combinations

(a)	Acquisition Summary
The Company completed five business combinations during the nine months ended April 26, 2014. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The total purchase consideration related to the Company’s business combinations completed during the nine months ended April 26, 2014 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $132 million. Total transaction costs related to the Company’s business combination activities were $7 million and $23 million for the nine months ended April 26, 2014 and April 27, 2013, respectively. These transaction costs were expensed as incurred in general and administrative (G&A) expenses in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s business combinations completed during the nine months ended April 26, 2014 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 26, 2014 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

(b)	Insieme Networks, Inc.
In the second quarter of fiscal 2014, the Company acquired the remaining interest in Insieme Networks, Inc. See Note 12.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 26, 2014 (in millions):

	Balance at July 27, 2013	Acquisitions	Other	Balance at April 26, 2014
Americas	$13,800	$1,198	$(12)	$14,986
EMEA	5,037	638	(3)	5,672
APJC	3,082	336	—	3,418
Total	$21,919	$2,172	$(15)	$24,076

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through business combinations completed during the nine months ended April 26, 2014 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Weighted-Average Useful Life (in Years)	Amount	Amount	Amount
Composite Software, Inc.	6.0	$60	3.9	$14	0.0	$—	$1	$75
Sourcefire, Inc.	7.0	400	5.0	129	3.0	26	22	577
WhipTail Technologies, Inc.	5.0	63	5.0	1	2.7	3	38	105
All other acquisitions	3.0	6	0.0	—	0.0	—	—	6
Total		$529		$144		$29	$61	$763
The following tables present details of the Company’s purchased intangible assets (in millions):

April 26, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,117	$(1,885)	$2,232
Customer relationships	1,698	(653)	1,045
Other	56	(16)	40
Total purchased intangible assets with finite lives	5,871	(2,554)	3,317
In-process research and development, with indefinite lives	144	—	144
Total	$6,015	$(2,554)	$3,461

July 27, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,563	$(1,366)	$2,197
Customer relationships	1,566	(466)	1,100
Other	30	(10)	20
Total purchased intangible assets with finite lives	5,159	(1,842)	3,317
In-process research and development, with indefinite lives	86	—	86
Total	$5,245	$(1,842)	$3,403

Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Amortization of purchased intangible assets:
Cost of sales	$190	$156	$553	$444
Operating expenses	71	89	207	329
Total	$261	$245	$760	$773
There were no impairment charges related to purchased intangible assets during the periods presented.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of April 26, 2014 is as follows (in millions):

Fiscal Year	Amount
2014 (remaining three months)	$259
2015	959
2016	726
2017	550
2018	398
Thereafter	425
Total	$3,317

5.	Restructuring and Other Charges
August Fiscal 2014 Plan

In August 2013, the Company announced a workforce reduction plan that will impact up to 4,000 employees, or 5%, of the Company’s global workforce. This workforce reduction plan is designed to enable the Company to rebalance its workforce in order to reinvest in key growth areas such as the cloud, data center, mobility, services, software, and security and to drive operational efficiencies. As the Company intends to reinvest in the above areas, it does not expect significant overall cost savings as a result of this rebalancing of its resources.

In connection with this restructuring action, the Company incurred charges of $26 million and $336 million for the three and nine months ended April 26, 2014. The Company expects total pre-tax charges pursuant to these restructuring actions not to exceed $500 million, and that substantially all of the remaining charges will be incurred in the fourth quarter of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges pursuant to the August Fiscal 2014 Plan (in millions):

August Fiscal 2014 Plan	Employee Severance	Other	Total
Gross charges in fiscal 2014	$331	$5	$336
Cash payments	(306)	—	(306)
Non-cash items	—	(5)	(5)
Liability as of April 26, 2014	$25	$—	$25
Fiscal 2011 Plans
The Fiscal 2011 Plans consist primarily of the realignment and restructuring of the Company’s business announced in July 2011 and of certain consumer product lines as announced during April 2011. The Company completed the Fiscal 2011 Plans at the end of fiscal 2013 and does not expect any remaining charges related to these actions. The Company incurred cumulative charges of approximately $1.1 billion in connection with these plans. For the three and nine months ended April 27, 2013, such charges were $33 million and $105 million. The remaining liability balance as of April 26, 2014 was $4 million inclusive of severance and non-severance activities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 26, 2014	July 27, 2013
Inventories:
Raw materials	$57	$105
Work in process	5	24
Finished goods:
Distributor inventory and deferred cost of sales	623	572
Manufactured finished goods	550	480
Total finished goods	1,173	1,052
Service-related spares	255	256
Demonstration systems	38	39
Total	$1,528	$1,476

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,496	$4,426
Computer equipment and related software	1,442	1,416
Production, engineering, and other equipment	5,750	5,721
Operating lease assets (1)	360	326
Furniture and fixtures	508	497
	12,556	12,386
Less accumulated depreciation and amortization (1)	(9,246)	(9,064)
Total	$3,310	$3,322
(1)      Accumulated depreciation related to operating lease assets was $198 and $203 as of April 26, 2014 and July 27, 2013, respectively.

Other assets:
Deferred tax assets	$1,540	$1,539
Investments in privately held companies	923	833
Other	721	743
Total	$3,184	$3,115

Deferred revenue:
Service	$8,746	$9,403
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,669	3,340
Cash receipts related to unrecognized revenue from two-tier distributors	736	680
Total product deferred revenue	4,405	4,020
Total	$13,151	$13,423
Reported as:
Current	$9,198	$9,262
Noncurrent	3,953	4,161
Total	$13,151	$13,423

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Guarantees

(a)	Financing Receivables
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
A summary of the Company’s financing receivables is presented as follows (in millions):

April 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,783	$1,621	$2,810	$8,214
Unearned income	(246)	—	—	(246)
Allowance for credit loss	(249)	(92)	(19)	(360)
Total, net	$3,288	$1,529	$2,791	$7,608
Reported as:
Current	$1,480	$814	$1,777	$4,071
Noncurrent	1,808	715	1,014	3,537
Total, net	$3,288	$1,529	$2,791	$7,608

July 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total Financing Receivables
Gross	$3,780	$1,649	$3,136	$8,565
Unearned income	(273)	—	—	(273)
Allowance for credit loss	(238)	(86)	(20)	(344)
Total, net	$3,269	$1,563	$3,116	$7,948
Reported as:
Current	$1,418	$898	$1,721	$4,037
Noncurrent	1,851	665	1,395	3,911
Total, net	$3,269	$1,563	$3,116	$7,948
As of April 26, 2014 and July 27, 2013, the deferred service revenue related to the financed service contracts and other was $1,592 million and $2,036 million, respectively.
Contractual maturities of the gross lease receivables at April 26, 2014 are summarized as follows (in millions):

Fiscal Year	Amount
2014 (remaining three months)	$589
2015	1,471
2016	971
2017	524
2018	194
Thereafter	34
Total	$3,783

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Financing receivables categorized by the Company’s internal credit risk rating as of April 26, 2014 and July 27, 2013 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 26, 2014	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,604	$1,557	$133	$3,294	$243	$3,537
Loan receivables	894	595	132	1,621	—	1,621
Financed service contracts and other	1,569	1,160	81	2,810	—	2,810
Total	$4,067	$3,312	$346	$7,725	$243	$7,968

	INTERNAL CREDIT RISK RATING
July 27, 2013	1 to 4	5 to 6	7 and Higher	Total	Residual Value	Gross Receivables, Net of Unearned Income
Lease receivables	$1,681	$1,482	$93	$3,256	$251	$3,507
Loan receivables	842	777	30	1,649	—	1,649
Financed service contracts and other	1,876	1,141	119	3,136	—	3,136
Total	$4,399	$3,400	$242	$8,041	$251	$8,292
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of April 26, 2014 and July 27, 2013 were $1,989 million and $2,453 million, respectively, and they were associated with financing receivables (net of unearned income) of $7,968 million and $8,292 million as of their respective period ends.
The following tables present the aging analysis of financing receivables as of April 26, 2014 and July 27, 2013 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 26, 2014	31-60	61-90	91+	Total Past Due	Current	Gross Receivables, Net of Unearned Income	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$83	$41	$165	$289	$3,248	$3,537	$67	$54
Loan receivables	5	6	15	26	1,595	1,621	8	8
Financed service contracts and other	228	96	239	563	2,247	2,810	11	8
Total	$316	$143	$419	$878	$7,090	$7,968	$86	$70

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
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $295 million and $406 million as of April 26, 2014 and July 27, 2013, respectively.
As of April 26, 2014, the Company had financing receivables of $88 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status. Such balance was $87 million as of July 27, 2013. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended April 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 25, 2014	$254	$98	$22	$374
Provisions	(6)	(10)	(2)	(18)
Recoveries (write-offs), net	(1)	4	(1)	2
Foreign exchange and other	2	—	—	2
Allowance for credit loss as of April 26, 2014	$249	$92	$19	$360
Gross receivables as of April 26, 2014, net of unearned income	$3,537	$1,621	$2,810	$7,968

	CREDIT LOSS ALLOWANCES
Nine Months Ended April 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	9	5	—	14
Recoveries (write-offs), net	—	4	(1)	3
Foreign exchange and other	2	(3)	—	(1)
Allowance for credit loss as of April 26, 2014	$249	$92	$19	$360

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	CREDIT LOSS ALLOWANCES
Three Months Ended April 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 26, 2013	$247	$101	$13	$361
Provisions	30	8	6	44
Recoveries (write-offs), net	(29)	(15)	—	(44)
Foreign exchange and other	(3)	(1)	—	(4)
Allowance for credit loss as of April 27, 2013	$245	$93	$19	$357
Gross receivables as of April 27, 2013, net of unearned income	$3,478	$1,671	$2,924	$8,073

	CREDIT LOSS ALLOWANCES
Nine Months Ended April 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	27	(15)	8	20
Recoveries (write-offs), net	(29)	(15)	—	(44)
Foreign exchange and other	—	1	—	1
Allowance for credit loss as of April 27, 2013	$245	$93	$19	$357
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 26, 2014 and July 27, 2013, are presented under “(b) Credit Quality of Financing Receivables” above.
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
Channel Partner Financing Guarantees The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $5.8 billion for each of the three months ended April 26, 2014 and April 27, 2013, respectively. The volume of channel partner financing was $17.9 billion and $17.2 billion for the nine months ended April 26, 2014 and April 27, 2013, respectively. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.4 billion as of April 26, 2014 and July 27, 2013, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

End-User Financing Guarantees The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $44 million and $38 million for the three months ended April 26, 2014 and April 27, 2013, respectively, and was $89 million and $137 million for the nine months ended April 26, 2014 and April 27, 2013, respectively.
Financing Guarantee Summary  The aggregate amounts of financing guarantees outstanding at April 26, 2014 and July 27, 2013, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 26, 2014	July 27, 2013
Maximum potential future payments relating to financing guarantees:
Channel partner	$247	$438
End user	229	237
Total	$476	$675
Deferred revenue associated with financing guarantees:
Channel partner	$(132)	$(225)
End user	(198)	(191)
Total	$(330)	$(416)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$146	$259

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

April 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$31,675	$34	$(6)	$31,703
U.S. government agency securities	1,060	2	(1)	1,061
Non-U.S. government and agency securities	819	2	(1)	820
Corporate debt securities	8,050	75	(10)	8,115
U.S. agency mortgage-backed securities	567	3	—	570
Total fixed income securities	42,171	116	(18)	42,269
Publicly traded equity securities	1,314	652	(7)	1,959
Total	$43,485	$768	$(25)	$44,228

July 27, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$27,814	$22	$(13)	$27,823
U.S. government agency securities	3,083	7	(1)	3,089
Non-U.S. government and agency securities	1,094	3	(2)	1,095
Corporate debt securities	7,876	55	(50)	7,881
Total fixed income securities	39,867	87	(66)	39,888
Publicly traded equity securities	2,063	738	(4)	2,797
Total	$41,930	$825	$(70)	$42,685

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Gross realized gains	$75	$55	$267	$175
Gross realized losses	(6)	(49)	(33)	(129)
Total	$69	$6	$234	$46
The following table presents the realized net gains related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Net gains (losses) on investments in publicly traded equity securities	$55	$(2)	$199	$12
Net gains on investments in fixed income securities	14	8	35	34
Total	$69	$6	$234	$46
There were no impairment charges for the three months ended April 26, 2014. For the nine months ended April 26, 2014, the realized net gains related to the Company's available-for-sale investments included impairment charges of $11 million. These impairment charges related to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for the corresponding periods in fiscal 2013.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 26, 2014 and July 27, 2013 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 26, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$5,111	$(6)	$8	$—	$5,119	$(6)
U.S. government agency securities	396	(1)	3	—	399	(1)
Non-U.S. government and agency securities	378	(1)	—	—	378	(1)
Corporate debt securities	1,654	(10)	52	—	1,706	(10)
U.S. agency mortgage-backed securities	158	—	—	—	158	—
Total fixed income securities	7,697	(18)	63	—	7,760	(18)
Publicly traded equity securities	117	(7)	—	—	117	(7)
Total	$7,814	$(25)	$63	$—	$7,877	$(25)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,865	$(13)	$—	$—	$7,865	$(13)
U.S. government agency securities	294	(1)	—	—	294	(1)
Non-U.S. government and agency securities	432	(2)	—	—	432	(2)
Corporate debt securities	3,704	(50)	4	—	3,708	(50)
Total fixed income securities	12,295	(66)	4	—	12,299	(66)
Publicly traded equity securities	278	(4)	—	—	278	(4)
Total	$12,573	$(70)	$4	$—	$12,577	$(70)
As of April 26, 2014, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 26, 2014, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended April 26, 2014.
The Company has evaluated its publicly traded equity securities as of April 26, 2014 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at April 26, 2014 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$15,022	$15,038
Due in 1 to 2 years	13,061	13,101
Due in 2 to 5 years	13,380	13,415
Due after 5 years	708	715
Total	$42,171	$42,269

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 26, 2014 and April 27, 2013 was $1.4 billion and $0.7 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 26, 2014 and July 27, 2013, the Company had no outstanding securities lending transactions.

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
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices, that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of April 26, 2014 and July 27, 2013 were as follows (in millions):

	APRIL 26, 2014 FAIR VALUE MEASUREMENTS			JULY 27, 2013 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets
Cash equivalents:
Money market funds	$4,475	$—	$4,475	$6,045	$—	$6,045
Available-for-sale investments:
U.S. government securities	—	31,703	31,703	—	27,823	27,823
U.S. government agency securities	—	1,061	1,061	—	3,089	3,089
Non-U.S. government and agency securities	—	820	820	—	1,095	1,095
Corporate debt securities	—	8,115	8,115	—	7,881	7,881
U.S. agency mortgage-backed securities	—	570	570	—	—	—
Publicly traded equity securities	1,959	—	1,959	2,797	—	2,797
Derivative assets	—	148	148	—	182	182
Total	$6,434	$42,417	$48,851	$8,842	$40,070	$48,912
Liabilities:
Derivative liabilities	$—	$54	$54	$—	$171	$171
Total	$—	$54	$54	$—	$171	$171

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
For the nine months ended April 26, 2014, the Company recognized $10 million of losses related to the impairment of privately held investments.
For the three and nine months ended April 27, 2013, the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis are summarized as follows (in millions):

	April 27, 2013
	Net Carrying Value as of End of Period	Total Gains (Losses) for the Three Months Ended	Total Gains (Losses) for the Nine Months Ended
Assets held for sale	$72	$44	$44
Investments in privately held companies (impaired)	$66	(5)	(23)
Gains on assets no longer held at period end		34	34
Net losses for nonrecurring measurement		$73	$55
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
The assets held for sale represent primarily land and buildings, as well as other items which met the criteria to be classified as held for sale. The fair value of assets held for sale was measured with the assistance of third-party valuation models which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses. Substantially all of the assets held for sale as of April 27, 2013 were sold by the end of fiscal 2013.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $273 million and $242 million as of April 26, 2014 and July 27, 2013, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of April 26, 2014 and July 27, 2013 was $1.7 billion and $2.1 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 26, 2014, the fair value of the Company’s senior notes and other long-term debt was $22.4 billion with a carrying amount of $20.9 billion. This compares to a fair value of $17.6 billion and a carrying amount of $16.2 billion as of July 27, 2013. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 26, 2014		July 27, 2013
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$500	3.11%	$3,273	0.63%
Other notes and borrowings	8	2.60%	10	2.52%
Total short-term debt	$508		$3,283
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. In the third quarter of fiscal 2014, the Company repaid $1.0 billion of indebtedness under commercial paper and had no commercial paper outstanding as of each of April 26, 2014 and July 27, 2013.
The effective interest rate on the current portion of long-term debt includes the impact of interest rate swaps, as discussed further in "(b) Long-Term Debt." The Company repaid senior floating-rate and fixed-rate notes upon their maturity in the third quarter of fiscal 2014 for an aggregate principal amount of $3.3 billion. Other notes and borrowings consist of the short-term portion of secured borrowings associated with customer financing arrangements. These notes and credit facilities were subject to various terms and foreign currency market interest rates pursuant to individual financial arrangements between the financing institution and the applicable foreign subsidiary.
As of April 26, 2014, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			April 26, 2014		July 27, 2013
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.25%	March 14, 2014		$—	—	$1,250	0.62%
Three-month LIBOR plus 0.05%	September 3, 2015	(1)	850	0.38%	—	—
Three-month LIBOR plus 0.28%	March 3, 2017	(1)	1,000	0.58%	—	—
Three-month LIBOR plus 0.50%	March 1, 2019	(1)	500	0.79%	—	—
Fixed-rate notes:
1.625%	March 14, 2014		—	—	2,000	0.64%
2.90%	November 17, 2014		500	3.11%	500	3.11%
5.50%	February 22, 2016		3,000	3.05%	3,000	3.07%
1.10%	March 3, 2017	(1)	2,400	0.56%	—	—
3.15%	March 14, 2017		750	0.80%	750	0.84%
4.95%	February 15, 2019		2,000	4.69%	2,000	4.70%
2.125%	March 1, 2019	(1)	1,750	0.77%	—	—
4.45%	January 15, 2020		2,500	2.98%	2,500	4.15%
2.90%	March 4, 2021	(1)	500	0.93%	—	—
3.625%	March 3, 2024	(1)	1,000	1.05%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Other long-term debt			6	2.52%	21	1.46%
Total			20,756		16,021
Unaccreted discount			(65)		(65)
Hedge accounting fair value adjustments			193		245
Total			$20,884		$16,201

Reported as:
Current portion of long-term debt			$500		$3,273
Long-term debt			20,384		12,928
Total			$20,884		$16,201

(1) In March 2014, the Company issued senior notes for an aggregate principal amount of $8.0 billion.
To achieve its interest rate risk management objectives, the Company entered into interest rate swaps with an aggregate notional amount of $10.4 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 11.
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 26, 2014, the Company was in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 26, 2014, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2014 (remaining three months)	$—
2015	502
2016	3,853
2017	4,151
2018	—
Thereafter	12,250
Total	$20,756

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. As of April 26, 2014, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 26, 2014	July 27, 2013	Balance Sheet Line Item	April 26, 2014	July 27, 2013
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$17	$33	Other current liabilities	$3	$7
Interest rate derivatives	Other assets	126	147	Other long-term liabilities	8	2
Equity derivatives	Other current assets	—	—	Other current liabilities	39	155
Total		143	180		50	164
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	5	2	Other current liabilities	4	7
Equity derivatives	Other assets	—	—	Other long-term liabilities	—	—
Total		5	2		4	7
Total		$148	$182		$54	$171
The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	April 26, 2014	April 27, 2013	Line Item in Statements of Operations	April 26, 2014	April 27, 2013
Foreign currency derivatives	$13	$(11)	Operating expenses	$13	$3
			Cost of sales—service	3	1
Total	$13	$(11)		$16	$4

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(10)	$20	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
Derivatives designated as cash flow hedging instruments:	April 26, 2014	April 27, 2013	Line Item in Statements of Operations	April 26, 2014	April 27, 2013
Foreign currency derivatives	$47	$58	Operating expenses	$36	$5
			Cost of sales—service	8	2
Total	$47	$58		$44	$7

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(13)	$(4)	Other income (loss), net	$—	$—
As of April 26, 2014, the Company estimates that approximately $22 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Equity derivatives	Other income (loss), net	$(8)	$(45)	$8	$45
Interest rate derivatives	Interest expense	8	(11)	(8)	11
Total		$—	$(56)	$—	$56

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Equity derivatives	Other income (loss), net	$(55)	$(87)	$55	$87
Interest rate derivatives	Interest expense	(27)	(40)	26	40
Total		$(82)	$(127)	$81	$127
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Foreign currency derivatives	Other income (loss), net	$36	$(90)	$16	$(78)
Total return swaps—deferred compensation	Operating expenses	4	12	33	45
Equity derivatives	Other income (loss), net	9	(6)	33	6
Total		$49	$(84)	$82	$(27)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 26, 2014	July 27, 2013
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$432	$1,885
Interest rate derivatives	10,400	5,250
Net investment hedging instruments	328	662
Equity derivatives	238	1,098
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,864	3,739
Total return swaps—deferred compensation	411	358
Total	$14,673	$12,992

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
The Company presents its derivative instruments at gross fair values in the Consolidated Balance Sheets. However, the Company’s master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. To further limit credit risk, the Company also enters into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Information related to these offsetting arrangements is summarized as follows (in millions):

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
April 26, 2014	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$148	$—	$148	$(36)	$(5)	$107

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
April 26, 2014	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$54	$—	$54	$(36)	$(16)	$2

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 27, 2013	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$182	$—	$182	$(120)	$—	$62

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 27, 2013	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$171	$—	$171	$(120)	$—	$51

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 26, 2014 and July 27, 2013, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt   In fiscal 2014 and 2013, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due on various dates from 2017 through 2024. In the previous periods, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in 2016 and 2017. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other long-term liabilities.

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

(g)	Collateral and Credit-Risk-Related Contingent Features
For certain derivative instruments, the Company and its counterparties have entered into arrangements requiring the party that is in a liability position from a mark-to-market standpoint to post cash collateral to the other party. See further discussion under "(b) Offsetting of Derivative Instruments" above.
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. The fair market value of these derivatives as of April 26, 2014 and July 27, 2013 was $67 million and $88 million, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 26, 2014 are as follows (in millions):

Fiscal Year	Amount
2014 (remaining three months)	$103
2015	332
2016	227
2017	157
2018	121
Thereafter	243
Total	$1,183

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 26, 2014 and July 27, 2013, the Company had total purchase commitments for inventory of $4,038 million and $4,033 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 26, 2014 and July 27, 2013, the liability for these purchase commitments was $156 million and $172 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones, or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Compensation expense related to acquisitions	$95	$44	$505	$79
As of April 26, 2014, the Company estimated that future cash compensation expense of up to $645 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. as more fully discussed immediately below.
Insieme Networks, Inc. In the third quarter of fiscal 2012, the Company made an investment in Insieme Networks, Inc. ("Insieme"), an early-stage company focused on research and development in the data center market. As set forth in the agreement between the Company and Insieme, this investment included $100 million of funding and a license to certain of the Company’s technology. Immediately prior to the call option exercise and acquisition described below, the Company owned approximately 83% of Insieme as a result of these investments and consolidated the results of Insieme in its Consolidated Financial Statements. In connection with this investment, the Company and Insieme entered into a put/call option agreement

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

that provided the Company with the right to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders could require the Company to purchase their shares upon the occurrence of certain events.
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three and nine months ended April 26, 2014, the Company recorded compensation expense of $52 million and $363 million related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $856 million, net of forfeitures and including the $363 million that has been expensed through April 26, 2014. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $276 million and $263 million as of April 26, 2014 and July 27, 2013, respectively.

(d)	Variable Interest Entities
VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.
As of April 26, 2014, the Company’s cumulative gross investment in VCE was approximately $679 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.  The Company invested $147 million during the nine months ended April 26, 2014.
The Company accounts for its investment in VCE under the equity method, and its portion of VCE’s net loss is recognized in other income (loss), net. The Company’s share of VCE’s losses, based upon its portion of the overall funding, was approximately 36.8% for each of the three and nine months ended April 26, 2014 and April 27, 2013. As of April 26, 2014, the Company had recorded cumulative losses from VCE of $584 million since inception, of which losses of $52 million and $49 million were recorded for the three months ended April 26, 2014 and April 27, 2013, respectively, and losses of $163 million and $135 million were recorded for the nine months ended April 26, 2014 and April 27, 2013, respectively. The Company’s carrying value in VCE as of April 26, 2014 of $95 million was recorded in other assets.
Over the next 12 months, as VCE scales its operations, the Company expects that it will make additional investments in VCE and may incur additional losses proportionate with the Company’s share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of April 26, 2014.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings, and has determined that as of April 26, 2014 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Product Warranties and Guarantees
The following table summarizes the activity related to product warranty liability during the nine months ended April 26, 2014 and April 27, 2013 (in millions):

	Nine Months Ended
	April 26, 2014	April 27, 2013
Balance at beginning of period	$402	$373
Provision for warranties issued	532	480
Payments	(504)	(462)
Balance at end of period	$430	$391
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company’s products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.
The Company also provides financing guarantees, which are generally for various third-party financing arrangements to channel partners and other end-user customers. For additional information, see Note 7. The Company’s other guarantee arrangements as of April 26, 2014 and July 27, 2013 that were subject to recognition and disclosure requirements were not material.
(f) Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components are widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, recently the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products are beyond the Company's warranty terms, the Company is proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach which resulted in an additional charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. As of April 26, 2014, the remaining supplier component remediation liability was $702 million.
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
(h) Legal Proceedings
Brazil Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against the Company’s Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor.
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $389 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of April 26, 2014. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission and the U.S. Department of Justice, the Company is conducting an investigation into allegations which the Company and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of the Company's operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of the Company’s products in those countries.  The Company takes any such allegations very seriously and is fully cooperating with and sharing the results of its investigation with the Commission and the Department.  While the outcome of the Company's investigation is currently not determinable, the Company does not expect that it will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than two percent of the Company’s revenues.
VirnetX The Company was subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that some Cisco products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that the Company’s accused products do not infringe any of VirnetX’s patents asserted in the lawsuit. On April 3, 2013, VirnetX filed a motion seeking a new trial on the issue of infringement, which the Company opposed. The Court held a hearing on VirnetX’s motion for a new trial in June 2013. On March 31, 2014 the court denied VirnetX's new trial motion. VirnetX has not appealed that decision, which is therefore final.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

XpertUniverse The Company was subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse’s remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse’s fraud by concealment claim alleged that the Company did not disclose its decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of the Company’s products infringed two of XpertUniverse’s patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. In May and June 2013, the Company filed post-trial motions. On November 20, 2013 the trial court granted the Company's motion for judgment as a matter of law, overturned the jury’s finding on the fraud by concealment claim, and vacated the $70 million verdict. Separately, the trial court agreed with the jury that the Company infringed XpertUniverse’s patents, and affirmed the verdict awarding XpertUniverse approximately $35 thousand in damages plus accrued interest. On February 4, 2014, XpertUniverse filed a notice of appeal from the trial court’s decision.
Rockstar The Company and some of its service provider customers are subject to patent claims asserted in December 2013 in the Eastern District of Texas and the District of Delaware by subsidiaries of the Rockstar Consortium ("Rockstar"). Rockstar, whose members include Apple, Microsoft, LM Ericsson, Sony, and Blackberry, purchased a portfolio of patents out of the Nortel Networks’ bankruptcy proceedings (the “Nortel Portfolio”). Rockstar’s subsidiaries allege that some of the Company’s NGN Routing, Switching and Collaboration products, as well as video solutions deployed by its service provider customers, infringe some of the patents in the Nortel Portfolio. Rockstar seeks monetary damages. A trial date for one service provider customer has been set for October 2015; no other trial dates have been set. The Company has various defenses to the patent infringement allegations, and has various offensive claims against Rockstar and some of its consortium members available to it as well, and the Company will also explore alternative means of resolution. Due to the uncertainty surrounding the litigation process, which involves numerous lawsuits and parties, the Company is unable to reasonably estimate the ultimate outcome and a range of loss, if any, of these litigations at this time.
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
During the nine months ended April 26, 2014, the Company declared and paid cash dividends of $0.53 per common share, or $2.8 billion, on the Company’s outstanding common stock. During the nine months ended April 27, 2013, the Company declared and paid cash dividends of $0.45 per common share, or $2.4 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company’s Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 26, 2014, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $10.1 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 27, 2013	3,868	$20.40	$78,906
Repurchase of common stock under the stock repurchase program (1)	359	22.31	8,025
Cumulative balance at April 26, 2014	4,227	$20.56	$86,931
(1) Includes stock repurchases of $60 million, which were pending settlement as of April 26, 2014. There were no stock repurchases pending settlement as of July 27, 2013.

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

(c)	Restricted Stock Unit Withholdings
For the nine months ended April 26, 2014 and April 27, 2013, the Company repurchased approximately 14 million and 13 million shares, or $345 million and $249 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description   As of April 26, 2014, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan As of April 26, 2014, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, and restricted stock units (RSUs), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of April 26, 2014. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 14 million and 18 million shares under the Purchase Plan during the nine months ended April 26, 2014 and April 27, 2013, respectively. As of April 26, 2014, 38 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Cost of sales—product	$12	$10	$34	$31
Cost of sales—service	39	34	112	105
Share-based compensation expense in cost of sales	51	44	146	136
Research and development	106	72	306	228
Sales and marketing	144	118	408	383
General and administrative	52	38	153	136
Restructuring and other charges	—	—	(4)	(3)
Share-based compensation expense in operating expenses	302	228	863	744
Total share-based compensation expense	$353	$272	$1,009	$880
Income tax benefit for share-based compensation	$86	$73	$246	$232
As of April 26, 2014, the total compensation cost related to unvested share-based awards not yet recognized was $2.7 billion, which is expected to be recognized over approximately 2.4 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 28, 2012	218
Restricted stock, stock units, and other share-based awards granted	(102)
Share-based awards canceled/forfeited/expired	115
Other	(3)
BALANCE AT JULY 27, 2013	228
Restricted stock, stock units, and other share-based awards granted	(92)
Share-based awards canceled/forfeited/expired	29
Additional shares reserved	135
Shares withheld for taxes and not issued	2
Other	1
BALANCE AT APRIL 26, 2014	303
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 28, 2012	128	$19.46
Granted and assumed	72	18.52
Vested	(46)	20.17	$932
Canceled/forfeited	(11)	18.91
UNVESTED BALANCE AT JULY 27, 2013	143	18.80
Granted and assumed	67	20.74
Vested	(43)	19.56	$998
Canceled/forfeited	(10)	18.70
UNVESTED BALANCE AT APRIL 26, 2014	157	$19.43

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 28, 2012	520	$22.68
Assumed from acquisitions	10	0.77
Exercised	(154)	18.51
Canceled/forfeited/expired	(100)	22.18
BALANCE AT JULY 27, 2013	276	24.44
Assumed from acquisitions	6	3.69
Exercised	(45)	17.54
Canceled/forfeited/expired	(14)	27.41
BALANCE AT APRIL 26, 2014	223	$25.09
The following table summarizes significant ranges of outstanding and exercisable stock options as of April 26, 2014 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted-Average Remaining Contractual Life (in Years)	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted-Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	9	5.2	$4.29	$180	4	$6.11	$85
15.01 – 18.00	25	0.5	17.81	128	25	17.81	128
18.01 – 20.00	7	0.6	19.22	25	7	19.22	25
20.01 – 25.00	76	1.4	22.85	15	76	22.85	15
25.01 – 30.00	28	2.1	26.59	—	28	26.59	—
30.01 – 35.00	78	2.2	32.16	—	78	32.16	—
Total	223	1.8	$25.09	$348	218	$25.57	$253
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.00 as of April 25, 2014, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 26, 2014 was 47 million. As of July 27, 2013, 271 million outstanding stock options were exercisable, and the weighted-average exercise price was $24.84.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and performance-based restricted stock units (PRSUs) that are based on the Company’s financial performance metrics or non-financial operating goals are valued using the market value of the Company’s common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, the Company estimated the fair value of the total shareholder return (TSR) component of the PRSUs using a Monte Carlo simulation model. The valuation of time-based RSUs and PRSUs is summarized as follows:

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Number of shares granted (in millions)	6	4	2	—
Grant date fair value per share	$19.95	$19.59	19.85	N/A
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	2.7%	3.5%	N/A
Range of risk-free interest rates	0.0% - 1.7%	0.1% - 0.9%	0.1% - 1.7%	N/A
Range of expected volatilities for index	N/A	N/A	N/A	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Nine Months Ended	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Number of shares granted (in millions)	53	56	6	4
Grant date fair value per share	$20.50	$17.47	$21.73	$19.26
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	3.0%	2.7%	2.9%
Range of risk-free interest rates	0.0% - 1.7%	0.0% - 0.9%	0.0% - 1.7%	0.1% - 0.7%
Range of expected volatilities for index	N/A	N/A	17.4% - 70.5%	18.3% - 64.6%
The PRSUs granted during the first nine months of fiscal 2014 and fiscal 2013 are contingent on the achievement of the Company’s financial performance metrics, its comparative market-based returns, or the achievement of non-financial operating goals. For the awards based on financial performance metrics or its comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company’s financial performance metrics or its comparative market-based returns, and 0% or 100% of the target shares granted contingent on the achievement of non-financial operating goals.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the nine months ended April 26, 2014 and April 27, 2013 are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 27, 2013	$379	$8	$221	$608
Other comprehensive income before reclassifications attributable to Cisco Systems, Inc.	339	46	32	417
(Gains) losses reclassified out of other comprehensive income	(234)	(44)	—	(278)
Tax benefit (expense)	(43)	(2)	(5)	(50)
BALANCE AT APRIL 26, 2014	$441	$8	$248	$697

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 28, 2012	$409	$(53)	$305	$661
Other comprehensive income before reclassifications attributable to Cisco Systems, Inc.	22	59	6	87
(Gains) losses reclassified out of other comprehensive income	(46)	(7)	—	(53)
Tax benefit (expense)	9	(1)	(14)	(6)
BALANCE AT APRIL 27, 2013	$394	$(2)	$297	$689

The net gains (losses) reclassified out of other comprehensive income into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$69	$6	$234	$46	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	13	3	36	5	Operating expenses
Foreign currency derivatives	3	1	8	2	Cost of sales—service
	16	4	44	7

Total amounts reclassified out of other comprehensive income	$85	$10	$278	$53

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes

The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Income before provision for income taxes	$2,642	$2,945	$6,937	$8,356
Provision for income taxes	$461	$467	$1,331	$643
Effective tax rate	17.4%	15.9%	19.2%	7.7%
As of April 26, 2014, the Company had $1.9 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that it is reasonably possible that the unrecognized tax benefits at April 26, 2014 could be reduced by $300 million in the next 12 months.

17.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
The Company conducts business globally and is primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, significant litigation and other contingencies, impacts to cost of sales from purchase accounting adjustments to inventory, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three and nine months ended April 26, 2014 and April 27, 2013, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Revenue:
Americas	$6,689	$7,127	$20,465	$21,286
EMEA	3,068	3,131	8,897	9,065
APJC	1,788	1,958	5,423	5,839
Total	$11,545	$12,216	$34,785	$36,190
Gross margin:
Americas	4,196	4,460	12,823	13,341
EMEA	1,967	2,044	5,725	5,850
APJC	1,076	1,197	3,148	3,494
Segment total	7,239	7,701	21,696	22,685
Unallocated corporate items	(233)	(190)	(1,332)	(592)
Total	$7,006	$7,511	$20,364	$22,093
Revenue in the United States, which is included in the Americas, was $5.9 billion and $6.1 billion for the three months ended April 26, 2014 and April 27, 2013, respectively, and was $17.9 billion and $18.3 billion for the nine months ended April 26, 2014 and April 27, 2013.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Revenue:
Switching	$3,381	$3,601	$10,406	$10,962
NGN Routing	1,935	2,145	5,719	6,147
Service Provider Video	961	1,299	2,905	3,670
Collaboration	892	1,013	2,800	2,978
Data Center	662	515	1,868	1,480
Wireless	553	539	1,604	1,573
Security	361	327	1,119	1,002
Other	75	120	219	481
Product	8,820	9,559	26,640	28,293
Service	2,725	2,657	8,145	7,897
Total	$11,545	$12,216	$34,785	$36,190

The Company has made certain reclassifications to the prior period amounts to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c) Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of April 26, 2014 and July 27, 2013 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $45.9 billion and $40.4 billion as of April 26, 2014 and July 27, 2013, respectively, and the remaining $4.6 billion and $10.2 billion at the respective period ends was available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 26, 2014	July 27, 2013
Property and equipment, net:
United States	$2,718	$2,780
International	592	542
Total	$3,310	$3,322

18.	Net Income per Share

The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Net income	$2,181	$2,478	$5,606	$7,713
Weighted-average shares—basic	5,143	5,329	5,271	5,316
Effect of dilutive potential common shares	37	58	40	45
Weighted-average shares—diluted	5,180	5,387	5,311	5,361
Net income per share—basic	$0.42	$0.47	$1.06	$1.45
Net income per share—diluted	$0.42	$0.46	$1.06	$1.44
Antidilutive employee share-based awards, excluded	240	245	331	417
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance		April 26, 2014	April 27, 2013	Variance
Revenue	$11,545	$12,216	(5.5)%		$34,785	$36,190	(3.9)%
Gross margin percentage	60.7%	61.5%	(0.8)	pts	58.5%	61.0%	(2.5)	pts
Research and development	$1,565	$1,542	1.5%		$4,701	$4,425	6.2%
Sales and marketing	$2,342	$2,375	(1.4)%		$7,030	$7,178	(2.1)%
General and administrative	$460	$530	(13.2)%		$1,426	$1,674	(14.8)%
Total R&D, sales and marketing, general and administrative	$4,367	$4,447	(1.8)%		$13,157	$13,277	(0.9)%
Total as a percentage of revenue	37.8%	36.4%	1.4	pts	37.8%	36.7%	1.1	pts
Amortization of purchased intangible assets	$71	$89	(20.2)%		$207	$329	(37.1)%
Restructuring and other charges	$26	$33	(21.2)%		$336	$105	220.0%
Operating income as a percentage of revenue	22.0%	24.1%	(2.1)	pts	19.2%	23.2%	(4.0)	pts
Income tax percentage	17.4%	15.9%	1.5	pts	19.2%	7.7%	11.5	pts
Net income	$2,181	$2,478	(12.0)%		$5,606	$7,713	(27.3)%
Net income as a percentage of revenue	18.9%	20.3%	(1.4)	pts	16.1%	21.3%	(5.2)	pts
Earnings per share—diluted	$0.42	$0.46	(8.7)%		$1.06	$1.44	(26.4)%

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
In the third quarter of fiscal 2014, revenue decreased by 5% as compared with the third quarter of fiscal 2013. Within the total revenue change, product revenue decreased 8% and service revenue increased 3%. Total gross margin decreased by 0.8 percentage points, driven by unfavorable impacts from pricing and mix partially offset by productivity improvements. Research and development, sales and marketing, and general and administrative expenses collectively increased as a percentage of revenue by 1.4 percentage points. Operating income as a percentage of revenue decreased by 2.1 percentage points. Diluted earnings per share decreased by 9%, driven by a 12% decrease in net income partially offset by a decrease in our diluted share count.
In the third quarter of fiscal 2014, revenue decreased by $0.7 billion as compared with the third quarter of fiscal 2013. Revenue from the Americas decreased by $0.4 billion, driven by lower product revenue in most countries in this segment including the United States. While we continued to experience increased stability across Europe, EMEA revenue decreased $0.1 billion, led by product revenue declines in Russia as well as various other countries in this segment. Revenue in our APJC segment decreased $0.2 billion, driven by product revenue declines in India and Australia. The weakness we encountered in emerging countries throughout the world in the first six months of fiscal 2014 continued during the third quarter of fiscal 2014. Among the emerging countries in which we experienced weakness with respect to product revenue during the third quarter of fiscal 2014 were Brazil within the Americas, India within APJC, and Russia within EMEA.
In the third quarter of fiscal 2014, product revenue declined across all customer markets, with the most significant decline in the service provider market.
From a product category perspective, the product revenue decrease of 8% year-over-year was driven in large part by the lower product revenue from sales of products within our core business. While we saw improvement in business momentum with respect to high-end routers, there was no increase in NGN Routing revenue this quarter as product transitions in this area are still in their early stages. The effects of these product transitions, combined with other challenges, led to a decrease in NGN Routing revenue of 10%. We also experienced a 6% decrease in revenue from our Switching products. The other major product categories experienced revenue changes ranging from a 26% decrease in Service Provider Video to a 29% increase in Data Center. The decrease in revenue from our Service Provider Video products was driven largely by a decrease in revenue from sales of set-top boxes, which constitute a significant portion of this product category. Partially offsetting the decline in product revenue was an increase in service revenue. Service revenue in the third quarter of fiscal 2014 increased by 3%, reflecting continued slower growth which we believe was attributable to the impact of the declines in product revenue in recent quarters.
In summary, in the third quarter of fiscal 2014 while we saw some improved business momentum, we continued to experience many of the same challenges we experienced in the first six months of fiscal 2014, including reduced spending by our service provider customers, weakness in emerging countries, product transitions, and a conservative approach to IT-related capital spending by customers. We expect that the challenges in the emerging countries, the service provider market, and Switching and NGN Routing may continue for at least the next several quarters.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Diluted earnings per share decreased by 26%, driven by a 27% decrease in net income. A significant portion of the decrease in net income was attributable to the fiscal 2013 net tax benefit related to our settlement with the IRS. Revenue decreased 4%, with product revenue decreasing 6% and service revenue increasing 3%. Total gross margin decreased by 2.5 percentage points. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 1.1 percentage points. Operating income as a percentage of revenue decreased by 4.0 percentage points.

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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2014 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	April 26, 2014	July 27, 2013
Cash and cash equivalents and investments	$50,469	$50,610
Deferred revenue	$13,151	$13,423
DSO	35 days	40 days
Inventories	$1,528	$1,476
Annualized inventory turns	11.8	13.8

	Nine Months Ended
	April 26, 2014	April 27, 2013
Cash provided by operating activities	$8,720	$8,908
Repurchases of common stock—stock repurchase program	$8,025	$1,613
Dividends	$2,784	$2,392

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the third quarter of fiscal 2014 nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.4 billion and $4.0 billion as of April 26, 2014 and July 27, 2013, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $8.7 billion and $9.4 billion as of April 26, 2014 and July 27, 2013, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 26, 2014	July 27, 2013
Allowance for doubtful accounts	$247	$228
Percentage of gross accounts receivable	5.3%	4.0%
Allowance for credit loss—lease receivables	$249	$238
Percentage of gross lease receivables	6.6%	6.3%
Allowance for credit loss—loan receivables	$92	$86
Percentage of gross loan receivables	5.7%	5.2%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 26, 2014 and July 27, 2013 was $135 million and $119 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.5 billion as of both April 26, 2014 and July 27, 2013. Inventory is written down based on excess and obsolete inventories determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 26, 2014, the liability for these purchase commitments was $156 million, compared with $172 million as of July 27, 2013, and was included in other current liabilities. Our provision for inventory was $53 million and $92 million for the first nine months of fiscal 2014 and 2013, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $94 million and $76 million for the first nine months of fiscal 2014 and 2013, respectively.
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
We have recorded a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. In February 2014, on the basis of the growing number of failures as described in Note 12 (f) to the Consolidated Financial Statements, we decided to expand our approach, which resulted in an additional charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. Estimating this liability is complex and subjective, and if we experience changes in a number of underlying assumptions and estimates such as a change in claims compared with our expectations, or if the cost of servicing these claims is different than expected, our estimated liability may be impacted.
Our liability for product warranties, included in other current liabilities, was $430 million as of April 26, 2014, compared with $402 million as of July 27, 2013. See Note 12 to the Consolidated Financial Statements. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The provision for product warranties during the first nine months of fiscal 2014 and 2013 was $532 million and $480 million, respectively. See Note 12 to the Consolidated Financial Statements. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Share-Based Compensation Expense
Share-based compensation expense is presented as follows (in millions):

	Nine Months Ended
	April 26, 2014	April 27, 2013	Variance
Share-based compensation expense	$1,009	$880	$129
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $44.2 billion as of April 26, 2014, compared with $42.7 billion as of July 27, 2013. Our fixed income investment portfolio, as of April 26, 2014, consisted primarily of high-quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 26, 2014. We had no Level 3 investments in our total portfolio as of April 26, 2014.
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
For the first nine months of fiscal 2014, impairment charges of $11 million on investments in publicly traded equity securities were recognized in earnings, while there were no such impairment charges in the first nine months of fiscal 2013. There were no impairment charges on our investments in fixed income securities in the first nine months of fiscal 2014 and 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of April 26, 2014, our investments in privately held companies were $923 million, compared with $833 million as of July 27, 2013, and were included in other assets. See Note 6 to the Consolidated Financial Statements. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $10 million and $23 million for the first nine months of fiscal 2014 and 2013, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of April 26, 2014 and July 27, 2013 was $24.1 billion and $21.9 billion, respectively. The increase in goodwill for the first nine months of fiscal 2014 was due in large part to our acquisition of Sourcefire, Inc. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2014 and 2013.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Recoverability of indefinite-lived intangible assets is measured by comparing the carrying amount of the asset to the future discounted cash flows the asset is expected to generate. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first nine months of fiscal 2014 and 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, research and development (R&D) tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 17.4% and 15.9% in the third quarter of fiscal 2014 and 2013, respectively. Our effective tax rate was 19.2% and 7.7% in the first nine months of fiscal 2014 and 2013, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,820	$9,559	$(739)	(7.7)%	$26,640	$28,293	$(1,653)	(5.8)%
Percentage of revenue	76.4%	78.2%			76.6%	78.2%
Service	2,725	2,657	68	2.6%	8,145	7,897	248	3.1%
Percentage of revenue	23.6%	21.8%			23.4%	21.8%
Total	$11,545	$12,216	$(671)	(5.5)%	$34,785	$36,190	$(1,405)	(3.9)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent
Revenue:
Americas	$6,689	$7,127	$(438)	(6.1)%	$20,465	$21,286	$(821)	(3.9)%
Percentage of revenue	57.9%	58.4%			58.8%	58.9%
EMEA	3,068	3,131	(63)	(2.0)%	8,897	9,065	(168)	(1.9)%
Percentage of revenue	26.6%	25.6%			25.6%	25.0%
APJC	1,788	1,958	(170)	(8.7)%	5,423	5,839	(416)	(7.1)%
Percentage of revenue	15.5%	16.0%			15.6%	16.1%
Total	$11,545	$12,216	$(671)	(5.5)%	$34,785	$36,190	$(1,405)	(3.9)%
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
For the third quarter of fiscal 2014, as compared with the third quarter of fiscal 2013, total revenue decreased by 5%. Within the total revenue change, product revenue decreased by 8%, while service revenue increased by 3%. Our total revenue reflected declines across all geographic segments. We also experienced product revenue declines across all customer markets.
Across our geographic segments, product revenue for most of our emerging countries experienced a decline. The emerging countries of Brazil, Russia, India, China, and Mexico (“BRICM”), in the aggregate, experienced a 13% product revenue decline, with declines in the service provider and commercial markets, collectively.
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
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
For the first nine months of fiscal 2014, as compared with the first nine months of fiscal 2013, revenue decreased by 4%. Product revenue decreased by 6%, while service revenue increased by 3%. The decrease in product revenue reflected declines across all geographic segments as well as across all customer markets. Service revenues experienced slower growth in our Americas and APJC geographic segments while it grew slightly faster in the EMEA segment.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$4,925	$5,364	$(439)	(8.2)%	$15,134	$16,067	$(933)	(5.8)%
Percentage of product revenue	55.9%	56.1%			56.8%	56.8%
EMEA	2,472	2,590	(118)	(4.6)%	7,181	7,469	(288)	(3.9)%
Percentage of product revenue	28.0%	27.1%			27.0%	26.4%
APJC	1,423	1,605	(182)	(11.3)%	4,325	4,757	(432)	(9.1)%
Percentage of product revenue	16.1%	16.8%			16.2%	16.8%
Total	$8,820	$9,559	$(739)	(7.7)%	$26,640	$28,293	$(1,653)	(5.8)%
Americas
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Product revenue in the Americas segment decreased by 8%. This product revenue decrease was across all of our customer markets, led by a significant decline in the service provider market. From a country perspective, product revenue decreased by 8% in the United States and 13% in both Canada and Brazil, partially offset by an increase of 8% in Mexico.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
The decrease in product revenue in the Americas segment of 6% reflected a product revenue decrease across all of our customer markets, led by a product revenue decline in the service provider market. From a country perspective, product revenue decreased by 6% in the United States, 8% in Canada, 11% in Brazil, and 1% in Mexico.
EMEA
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Product revenue in the EMEA segment decreased by 5%. We experienced declines in product revenue across all of our customer markets, led by a decline in the service provider market. Similar to what we observed in our other geographic segments, we experienced weakness with respect to product revenue in the emerging countries within EMEA. From an individual country perspective, product revenue decreased by 29% in Russia, 12% in Italy, 5% in France, and 3% in the United Kingdom, partially offset by an increase of 22% in Spain, 7% in the Netherlands, and 6% in Germany.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Product revenue in the EMEA segment decreased by 4%, driven by declines in the service provider market and, to a lesser extent, in the enterprise market. We experienced slower product revenue growth in the public sector and commercial markets. From an individual country perspective, product revenue decreased by 22% in Russia, 9% in France, and 3% in the United Kingdom, partially offset by an increase of 6% in the Netherlands.
APJC
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Product revenue in the APJC segment decreased by 11%. The product revenue decline was across most of our customer markets in the APJC segment, led by declines in the service provider and commercial markets, and to a lesser degree, a decline in the enterprise market. We continued to experience declines in many of the emerging countries in this segment, most notably in India, which experienced a year-over-year product revenue decline of 29%. Other countries that contributed to the weakness in this segment included Australia, Japan and China, which experienced year-over-year product revenue declines of 28%, 7% and 4%, respectively.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Product revenue in the APJC segment decreased by 9%. The product revenue decline was across all of our customer markets in the APJC segment, led by a product revenue decline in the service provider market. From a country perspective, we experienced year-over-year product revenue declines of 24% in India, 12% in both Japan and Australia, and 7% in China.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Service Provider Video (infrastructure, video software and solutions); Collaboration (unified communications, Cisco TelePresence, and conferencing); Data Center; Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,381	$3,601	$(220)	(6.1)%	$10,406	$10,962	$(556)	(5.1)%
Percentage of product revenue	38.3%	37.7%			39.1%	38.8%
NGN Routing	1,935	2,145	(210)	(9.8)%	5,719	6,147	(428)	(7.0)%
Percentage of product revenue	21.9%	22.4%			21.5%	21.7%
Service Provider Video	961	1,299	(338)	(26.0)%	2,905	3,670	(765)	(20.8)%
Percentage of product revenue	10.9%	13.6%			10.9%	13.0%
Collaboration	892	1,013	(121)	(11.9)%	2,800	2,978	(178)	(6.0)%
Percentage of product revenue	10.1%	10.6%			10.5%	10.5%
Data Center	662	515	147	28.5%	1,868	1,480	388	26.2%
Percentage of product revenue	7.5%	5.4%			7.0%	5.2%
Wireless	553	539	14	2.6%	1,604	1,573	31	2.0%
Percentage of product revenue	6.3%	5.6%			6.0%	5.6%
Security	361	327	34	10.4%	1,119	1,002	117	11.7%
Percentage of product revenue	4.1%	3.4%			4.2%	3.5%
Other	75	120	(45)	(37.5)%	219	481	(262)	(54.5)%
Percentage of product revenue	0.9%	1.3%			0.8%	1.7%
Total	$8,820	$9,559	$(739)	(7.7)%	$26,640	$28,293	$(1,653)	(5.8)%
Certain reclassifications have been made to the prior-period amounts to conform to the current period’s presentation.
Switching
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Revenue in our Switching product category decreased by 6%, or $220 million. Revenue from our modular switches declined by 12%, or $152 million, driven primarily by lower sales of Cisco Catalyst 6000 Series Switches. We also experienced a decrease in revenue from our LAN fixed-configuration switches of 2%, or $47 million, resulting from lower sales of our existing products partially offset by the higher sales of our newer Cisco Catalyst 3850 Series Switches and the adoption of Cisco Nexus 6000 Series Switches. Revenue in our Switching product category was also negatively impacted by an 18% decrease in sales of storage products within this category.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
The decrease in revenue in our Switching product category was driven by a 10%, or $418 million, decrease in revenue from our modular switches, and to a lesser degree, a 1%, or $91 million, decrease in revenue from our LAN fixed-configuration switches and a 13%, or $47 million, decrease in revenue from storage products within this category. Revenue from our modular switches decreased due to lower sales of Cisco Catalyst 6000 Series Switches. The decline in revenue from LAN fixed-configuration switches was due to lower sales of most of our Cisco Catalyst Series Switches and Cisco Nexus Series Switches, partially offset by the continued adoption of Cisco Catalyst 3850 Series Switches and Cisco Nexus 6000 Series Switches.
NGN Routing
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
The decrease in revenue in our NGN Routing product category of 10%, or $210 million, was driven by a 17%, or $125 million, decrease in revenue from our midrange and low-end router products; a 5%, or $68 million, decrease in revenue from high-end router products; and an 11%, or $17 million, decrease in revenue from other NGN Routing products. The decrease in revenue from our midrange and low-end router products was driven by lower sales of our Cisco Integrated Services Routers (ISR) products. Revenue from our high-end products decreased due to lower sales of Cisco CRS-3 Carrier Routing System products and our legacy high-end router products, partially offset by increased sales of our Cisco Aggregation Services Routers (ASR) edge products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Revenue in our NGN Routing product category decreased by 7%, or $428 million. Revenue from high-end router products decreased by 7%, or $239 million, driven by lower sales of our Cisco CRS-3 Carrier Routing System products, and also lower sales of our legacy high-end router products. These decreases were partially offset by sales growth for several Cisco ASR products.

We also saw declines in revenue from our midrange and low-end router products and from other NGN Routing products.  The decreases in revenue from our midrange and low-end router products were driven by lower sales of our ISR products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products.
Service Provider Video
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Revenue in our Service Provider Video product category decreased by 26%, or $338 million, with the largest driver of the decline being the 28%, or $279 million, decrease in sales of our Service Provider Video infrastructure products. The revenue decline in Service Provider Video infrastructure products, which includes connected devices and cable access products, was due primarily to lower sales of set-top boxes.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
The decrease in revenue from our Service Provider Video product category of 21%, or $765 million, was primarily driven by a 23%, or $651 million, decrease in sales of our Service Provider Video infrastructure products. This decline was due primarily to lower sales of set-top boxes.
Collaboration
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Our Collaboration product category continues to shift its focus to recurring revenue streams driven by software-as-a-service (SaaS) offerings, for which revenue is deferred and recognized ratably over the term of the arrangement. Overall, revenue in our Collaboration product category decreased by 12%, or $121 million, primarily due to decreased revenue from our Cisco TelePresence and Unified Communications products, driven by weakness in endpoint products such as phones. These decreases were partially offset by higher revenue from our conferencing products.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Revenue in our Collaboration product category decreased by 6%, or $178 million, primarily due to decreased revenue from our Unified Communications and Cisco TelePresence products, partially offset by increased revenue from our conferencing products.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
We continue to experience solid growth in our Data Center product category, which grew by 29%, or $147 million, with solid sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs, and as new customers deploy these offerings.
To the extent our Data Center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our Data Center product revenue will experience more normal seasonality consistent with customer equipment refresh requirements to support new and existing applications.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
We experienced solid growth in our Data Center product category, which grew by 26%, or $388 million, with solid sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase in this product category was driven by similar factors as discussed in the three month period immediately above.
Wireless
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Revenue in our Wireless product category increased 3%, or $14 million, due to an increase in sales of Meraki products, which we acquired in the second quarter of fiscal 2013, partially offset by lower sales of other wireless products.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Revenue in our Wireless product category increased by 2%, or $31 million, due primarily to higher sales of Meraki products, partially offset by a decrease in sales of other wireless products.
Security
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Revenue in our Security product category was up 10%, or $34 million, driven by sales of products from Sourcefire, which we acquired in the first quarter of fiscal 2014.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Revenue in our Security product category was up 12%, or $117 million, driven primarily by sales of Sourcefire products and, to a lesser degree, by both higher sales of our high-end firewall products within our network security product portfolio and slightly higher sales of our content security products.
Other
We experienced a year-over-year decrease in revenue in our Other Products category for the third quarter and for the first nine months of fiscal 2014 due in large part to the sale of our Linksys product line in the third quarter of fiscal 2013.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,764	$1,763	$1	0.1%	$5,331	$5,219	$112	2.1%
Percentage of service revenue	64.7%	66.3%			65.4%	66.1%
EMEA	596	541	55	10.2%	1,716	1,596	120	7.5%
Percentage of service revenue	21.9%	20.4%			21.1%	20.2%
APJC	365	353	12	3.4%	1,098	1,082	16	1.5%
Percentage of service revenue	13.4%	13.3%			13.5%	13.7%
Total	$2,725	$2,657	$68	2.6%	$8,145	$7,897	$248	3.1%
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Service revenue continued to experience slower growth than in prior fiscal years, with varying levels of growth across our geographic segments. Worldwide technical support services revenue increased by 3% while worldwide advanced services revenue experienced 2% growth. Technical support service revenue experienced slow growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, declined in the Americas segment but had solid growth in the APJC and EMEA segments due to growth in subscription revenues.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Service revenue grew by 3%. Both worldwide technical support services revenue and worldwide advanced services revenue increased by 3%. Technical support services revenue grew in our Americas and EMEA segments and was flat in our APJC segment. Advanced services revenue declined slightly in our Americas segment but had solid growth in our EMEA and APJC segments due to growth in subscription revenues.
Our service revenue in the first nine months of fiscal 2014 reflected slower growth than what we had been experiencing in recent fiscal years. We believe that our service revenue growth has a correlation to product revenue growth, and to the extent that our product revenue declines or grows at a slower rate, we expect that our service revenue would be adversely impacted.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Gross margin:
Product	$5,225	$5,777	59.2%	60.4%	$14,975	$16,906	56.2%	59.8%
Service	1,781	1,734	65.4%	65.3%	5,389	5,187	66.2%	65.7%
Total	$7,006	$7,511	60.7%	61.5%	$20,364	$22,093	58.5%	61.0%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2014 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2013	60.4%	59.8%
Productivity (1)	3.4%	2.9%
Product pricing	(3.2)%	(3.1)%
Mix of products sold	(0.8)%	(0.5)%
Supplier component remediation charge	—%	(2.5)%
Amortization of purchased intangible assets	(0.5)%	(0.5)%
Acquisition fair value adjustment to inventory and other	(0.1)%	0.1%
Fiscal 2014	59.2%	56.2%
(1) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Product gross margin decreased by 1.2 percentage points. The decrease in product gross margin was driven by unfavorable impacts from product pricing, which were driven by normal market factors and impacted each of our geographic segments and customer markets. In addition, the shift in the mix of products sold decreased our product gross margin, primarily as a result of decreased revenue from of our higher margin Switching products and increased revenue from our relatively lower margin Cisco Unified Computing System products. Our product gross margin for the third quarter of fiscal 2014 was also negatively impacted by higher amortization expense of purchased intangible assets from our recent acquisitions.
These amounts were partially offset by productivity benefits. The productivity benefits we experienced in the third quarter of fiscal 2014 were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in the first nine months of fiscal 2014, in fiscal 2013 and in fiscal 2012, may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Product gross margin decreased by 3.6 percentage points for the period. The decrease was due, in part, to the charge of $655 million to product cost of sales for the second quarter of fiscal 2014 related to the expected cost of remediation of issues with memory components in certain products sold in prior fiscal years. See Note 12 (f) to the Consolidated Financial Statements. The decrease was also due to the impact of unfavorable product pricing. Additionally, our product gross margin for the first nine months of fiscal 2014 was negatively impacted by the shift in the mix of products sold, primarily as a result of revenue increases in our relatively lower margin Cisco Unified Computing System products and lower sales of our higher margin core products, partially offset by decreased revenue from our relatively lower margin Service Provider Video products. Further, as discussed above, for the first nine months of fiscal 2014 our product gross margin was negatively impacted by amortization expense on purchased intangibles from our recent acquisitions. These factors were partially offset by productivity improvements driven by similar factors as discussed in the three month period immediately above.
Service Gross Margin
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
Our service gross margin percentage increased slightly by 0.1 percentage points for the third quarter of fiscal 2014, as compared with the third quarter of fiscal 2013. The increase was primarily due to higher sales volume in both advanced services and technical support services and, to a lesser degree, a favorable mix impact. The favorable mix impact was due to our higher gross margin technical support services category contributing a higher proportion of service revenue for third quarter of fiscal 2014. The benefits to gross margin of increased sales volume and mix were partially offset by increased cost impacts such as outside service costs, partner delivery costs and headcount-related costs.
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
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
Service gross margin percentage increased by 0.5 percentage points for the period driven by higher sales volume. The benefit to gross margin of increased sales volume was partially offset by increased cost impacts such as outside service costs, headcount-related costs and partner delivery costs.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	Amount		Percentage		Amount		Percentage
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Gross margin:
Americas	$4,196	$4,460	62.7%	62.6%	$12,823	$13,341	62.7%	62.7%
EMEA	1,967	2,044	64.1%	65.3%	5,725	5,850	64.3%	64.5%
APJC	1,076	1,197	60.2%	61.1%	3,148	3,494	58.0%	59.8%
Segment total	7,239	7,701	62.7%	63.0%	21,696	22,685	62.4%	62.7%
Unallocated corporate items (1)	(233)	(190)			(1,332)	(592)
Total	$7,006	$7,511	60.7%	61.5%	$20,364	$22,093	58.5%	61.0%
(1) The unallocated corporate items for the periods presented include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, significant litigation and other contingencies, impacts to cost of sales from purchase accounting adjustments to inventory, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Three Months Ended April 26, 2014 Compared with Three Months Ended April 27, 2013
The Americas segment experienced a slight gross margin percentage increase due to the impact of productivity improvements in this geographic segment. Partially offsetting this favorable impact to gross margin were negative impacts from pricing and an unfavorable mix. The unfavorable mix impact was driven by a decrease in revenue from our higher margin Switching products.
The gross margin percentage decrease in our EMEA segment was due primarily to the unfavorable impact from pricing, as well as an unfavorable mix impact, partially offset by productivity improvements in this geographic segment. The unfavorable mix impact was driven by a decrease in revenue from our higher margin Switching products and, to a lesser degree, an increase in revenue from our lower margin Cisco Unified Computing System products.
Our APJC segment gross margin percentage decreased primarily as a result of unfavorable impacts from pricing, and also as a result of an unfavorable mix. The unfavorable mix impact was driven by an increase in revenue from our lower margin Cisco Unified Computing System products. Partially offsetting these factors were impacts from productivity improvements and higher service gross margin in this geographic segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment. Our product and service gross margins may be impacted by economic downturns or uncertain economic conditions, as well as our movement into new market opportunities, and could decline if any of the factors that impact our gross margins are adversely affected in future periods.
Nine Months Ended April 26, 2014 Compared with Nine Months Ended April 27, 2013
The Americas segment gross margin percentage was flat compared to prior year period, as the impact of productivity improvements offset unfavorable impacts from pricing, as well as the impact of an unfavorable mix in this geographic segment.
The gross margin percentage decrease in our EMEA segment was primarily due to the unfavorable impact from pricing, as well as an unfavorable mix impact, partially offset by productivity improvements from lower overall manufacturing costs.
The APJC segment gross margin percentage decreased due to unfavorable impacts from pricing, and unfavorable mix impacts. Partially offsetting these factors were the impacts of productivity improvements and higher service gross margin in this geographic segment.

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

	Three Months Ended				Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent	April 26, 2014	April 27, 2013	Variance in Dollars	Variance in Percent
Research and development	$1,565	$1,542	$23	1.5%	$4,701	$4,425	$276	6.2%
Percentage of revenue	13.6%	12.6%			13.5%	12.2%
Sales and marketing	2,342	2,375	(33)	(1.4)%	7,030	7,178	(148)	(2.1)%
Percentage of revenue	20.3%	19.4%			20.2%	19.8%
General and administrative	460	530	(70)	(13.2)%	1,426	1,674	(248)	(14.8)%
Percentage of revenue	4.0%	4.3%			4.1%	4.6%
Total	$4,367	$4,447	$(80)	(1.8)%	$13,157	$13,277	$(120)	(0.9)%
Percentage of revenue	37.8%	36.4%			37.8%	36.7%
R&D Expenses
R&D expenses increased for the third quarter and first nine months of fiscal 2014, as compared with the corresponding periods in fiscal 2013, primarily due to compensation expense recorded in fiscal 2014 in connection with our acquisition of the remaining interest in Insieme Networks, Inc. (“Insieme”). See Note 12 to the Consolidated Financial Statements. Higher contracted services also contributed to the increase. These increases were partially offset by efficiencies related to our workforce reduction plan and reduced variable compensation expense as a result of our financial performance.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses decreased for the third quarter and first nine months of fiscal 2014, as compared with the corresponding periods in fiscal 2013, due to lower headcount-related expenses, resulting largely from efficiencies related to our workforce reduction plan announced in August 2013, and also due to reduced variable compensation expense as a result of lower financial performance. Lower discretionary spending and lower contracted services also contributed to the decrease.
G&A Expenses
G&A expenses decreased for the third quarter and first nine months of fiscal 2014, as compared with the corresponding periods in fiscal 2013, primarily due to lower corporate-level expenses, lower contracted services, and lower headcount-related expenses. The lower headcount-related expenses were due to reduced variable compensation expense as a result of lower financial performance, and also due to efficiencies related to our workforce reduction plan announced in August 2013.
Effect of Foreign Currency
In the third quarter of fiscal 2014, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $44 million, or approximately 1.0%, compared with the third quarter of fiscal 2013.
In the first nine months of fiscal 2014, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $132 million, or approximately 1.0%, compared with the first nine months of fiscal 2013.
Headcount
Our headcount decreased by approximately 200 employees in the third quarter of fiscal 2014 and decreased by approximately 1,200 in the first nine months of fiscal 2014 as compared with the total headcount at the end of fiscal 2013. The decrease for the third quarter of fiscal 2014 and the first nine months of fiscal 2014 was due to headcount reductions from our workforce reduction plan announced in August 2013 (see Note 5 to the Consolidated Financial Statements) and from attrition. The headcount reduction for the first nine months of fiscal 2014 was partially offset by the increase in headcount from targeted hiring in engineering and services and from our recent acquisitions.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Cost of sales—product	$12	$10	$34	$31
Cost of sales—service	39	34	112	105
Share-based compensation expense in cost of sales	51	44	146	136
Research and development	106	72	306	228
Sales and marketing	144	118	408	383
General and administrative	52	38	153	136
Restructuring and other charges	—	—	(4)	(3)
Share-based compensation expense in operating expenses	302	228	863	744
Total share-based compensation expense	$353	$272	$1,009	$880
The year-over-year increase in share-based compensation expense for the third quarter and first nine months of fiscal 2014, as compared with the corresponding periods in fiscal 2013, was due primarily to share-based compensation expense attributable to equity awards assumed with respect to our recent acquisitions and higher forfeiture credits in the corresponding fiscal 2013 periods.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets included in operating expenses (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Amortization of purchased intangible assets included in operating expenses	$71	$89	$207	$329
The decrease in amortization of purchased intangible assets for the third quarter and first nine months of fiscal 2014, as compared with the corresponding periods in fiscal 2013, was due primarily to certain purchased intangible assets that became fully amortized, partially offset by amortization of purchased intangible assets from our recent acquisitions. For additional information regarding purchased intangible assets, see Note 4 to the Consolidated Financial Statements.
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
Restructuring and Other Charges
In the third quarter and first nine months of fiscal 2014, we incurred within operating expenses restructuring and other charges of approximately $26 million and $336 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction plan that we announced in August 2013. We expect substantially all of the remaining charges will be incurred in the fourth quarter of fiscal 2014. This workforce reduction plan is designed to enable us to rebalance our workforce in order to reinvest in key growth areas such as the cloud, data center, mobility, services, software and security and to drive operational efficiencies. As we intend to reinvest in these areas, we do not expect significant overall cost savings as a result of this rebalancing of our resources.
In the third quarter and first nine months of fiscal 2013, we incurred within operating expenses restructuring and other charges of $33 million and $105 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction under Fiscal 2011 Plans. See Note 5 to the Consolidated Financial Statements.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2014	April 27, 2013	April 26, 2014	April 27, 2013
Operating income	$2,542	$2,942	$6,664	$8,382
Operating income as a percentage of revenue	22.0%	24.1%	19.2%	23.2%
For the third quarter of fiscal 2014, as compared with the third quarter of fiscal 2013, operating income decreased by 14%, and as a percentage of revenue operating income decreased by 2.1 percentage points. The decrease was primarily due to the decrease in revenue and the gross margin percentage decline.
For the first nine months of fiscal 2014, as compared with the first nine months of fiscal 2013, operating income decreased by 20%, and as a percentage of revenue operating income decreased by 4.0 percentage points. The decrease resulted from the following: a decrease in revenue; a gross margin percentage decline, driven in part by the $655 million supplier component remediation charge (or 1.9 percentage points); the $363 million compensation expense recorded in the first nine months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme; and an increase in restructuring and other charges related to the workforce reduction plan that we announced in August 2013.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	April 26, 2014	April 27, 2013	Variance in Dollars
Interest income	$170	$162	$8	$508	$483	$25
Interest expense	(146)	(145)	(1)	(422)	(440)	18
Interest income (expense), net	$24	$17	$7	$86	$43	$43
For each of the third quarter and first nine months of fiscal 2014, interest income increased 5%, compared with the corresponding periods in fiscal 2013, due to increased interest income earned from our portfolio of cash, cash equivalents and fixed income investments. The decrease in interest expense in the first nine months of fiscal 2014, as compared with the first nine months of fiscal 2013, was driven by the favorable impact of interest rate swaps and lower expense on our floating-rate notes as the benchmark London InterBank Offered Rates (LIBOR) decreased.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 26, 2014	April 27, 2013	Variance in Dollars	April 26, 2014	April 27, 2013	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$55	$(2)	$57	$199	$12	$187
Fixed income securities	14	8	6	35	34	1
Total available-for-sale investments	69	6	63	234	46	188
Privately held companies	(10)	(15)	5	(76)	(69)	(7)
Net gains (losses) on investments	59	(9)	68	158	(23)	181
Other gains (losses), net	17	(5)	22	29	(46)	75
Other income (loss), net	$76	$(14)	$90	$187	$(69)	$256

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The increase in total net gains on available-for-sale investments in the third quarter and first nine months of fiscal 2014 compared with the corresponding periods in fiscal 2013 was primarily attributable to higher gains on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net losses on investments in privately held companies in the third quarter of fiscal 2014 compared with the third quarter of fiscal 2013 was due to impairment charges on certain investments in privately held companies that were recorded in the corresponding prior year period. The change in net losses on investments in privately held companies for the first nine months of fiscal 2014, as compared with the first nine months of fiscal 2013, was primarily due to an increase of $28 million in our proportional share of losses from our VCE joint venture, partially offset by lower impairment charges on investments in privately held companies.
The change in other gains (losses), net in the third quarter and first nine months of fiscal 2014 as compared with the corresponding prior year periods was primarily due to higher gains on equity derivative instruments and lower donation expenses.

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
The provision for income taxes resulted in an effective tax rate of 17.4% for the third quarter of fiscal 2014, as compared with an effective tax rate of 15.9% for the third quarter of fiscal 2013, which resulted in a net 1.5 percentage point increase in the effective tax rate for the third quarter of fiscal 2014, as compared with the third quarter of fiscal 2013. The increase was primarily attributable to a decrease in tax benefits related to the domestic manufacturing deduction, partially offset by an increase in the U.S. federal R&D tax credit.
The provision for income taxes resulted in an effective tax rate of 19.2% for the first nine months of fiscal 2014, as compared with an effective tax rate of 7.7% for the first nine months of fiscal 2013, which resulted in a net 11.5 percentage point increase in the effective tax rate for the first nine months of fiscal 2014, as compared with the first nine months of fiscal 2013. The increase in the effective tax rate for the first nine months of fiscal 2014, as compared with the first nine months of fiscal 2013, was largely due to a fiscal 2013 net tax benefit related to our settlement with the IRS and a fiscal 2014 tax charge related to nondeductible compensation.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments The following table summarizes our cash and cash equivalents and investments (in millions):

	April 26, 2014	July 27, 2013	Increase (Decrease)
Cash and cash equivalents	$6,241	$7,925	$(1,684)
Fixed income securities	42,269	39,888	2,381
Publicly traded equity securities	1,959	2,797	(838)
Total	$50,469	$50,610	$(141)
The decrease in cash and cash equivalents and investments in the first nine months of fiscal 2014 was primarily the result of repurchases of common stock of $8.0 billion under the stock repurchase program. Other significant uses of cash in the first nine months of fiscal 2014 included cash dividends paid of $2.8 billion, cash paid for acquisitions of $2.8 billion and capital expenditures of $1.0 billion. Largely offsetting these cash outflows were cash provided by operating activities of $8.7 billion, a net increase in debt of $4.7 billion and the issuance of $1.1 billion of common stock pursuant to employee stock incentive plans.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $45.9 billion and $40.4 billion as of April 26, 2014 and July 27, 2013, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of April 26, 2014 and July 27, 2013 was $4.6 billion and $10.2 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 26, 2014	April 27, 2013
Net cash provided by operating activities	$8,720	$8,908
Acquisition of property and equipment	(950)	(843)
Free cash flow	$7,770	$8,065
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
Fiscal 2014
April 26, 2014	$0.19	$974	90	$22.24	$2,005	$2,979
January 25, 2014	$0.17	$896	185	$21.73	$4,020	$4,916
October 26, 2013	$0.17	$914	84	$23.65	$2,000	$2,914

Fiscal 2013
July 27, 2013	$0.17	$918	47	$24.80	$1,160	$2,078
April 27, 2013	$0.17	$905	41	$20.85	$860	$1,765
January 26, 2013	$0.14	$743	25	$20.15	$500	$1,243
October 27, 2012	$0.14	$744	15	$16.44	$253	$997
Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	April 26, 2014	July 27, 2013	Increase (Decrease)
Accounts receivable, net	$4,443	$5,470	$(1,027)
DSO	35	40	(5)
Our accounts receivable net, as of April 26, 2014 decreased by approximately 19% compared with the end of fiscal 2013. Our DSO as of April 26, 2014 was five days lower compared with the end of fiscal 2013. DSO decreased due to product and service billings being more linear in the third quarter of fiscal 2014 compared with the fourth quarter of fiscal 2013.
Inventory Supply Chain The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 26, 2014	July 27, 2013	Increase (Decrease)
Inventories	$1,528	$1,476	$52
Annualized inventory turns	11.8	13.8	(2.0)
Purchase commitments with contract manufacturers and suppliers	$4,038	$4,033	$5
Inventory as of April 26, 2014 increased by 4% from our inventory balance at the end of fiscal 2013, and for the same period purchase commitments with contract manufacturers and suppliers were flat. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 1% compared with the end of fiscal 2013. We believe our inventory and purchase commitments are in line with our current demand forecasts.

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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 26, 2014, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
April 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Gross amount less unearned income	$3,537	$1,621	$2,810	$7,968	$247	$229	$476	$8,444
Allowance for credit loss	(249)	(92)	(19)	(360)	—	—	—	(360)
Deferred revenue	(26)	(11)	(1,592)	(1,629)	(132)	(198)	(330)	(1,959)
Net balance sheet exposure	$3,262	$1,518	$1,199	$5,979	$115	$31	$146	$6,125
Financing Receivables Gross financing receivables less unearned income decreased by 4% compared with the end of fiscal 2013. The change was due to a 10% decrease in financed service contracts and other, as well as a 2% decrease in loan receivables, partially offset by a 1% increase in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		April 26, 2014	July 27, 2013
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.25%	March 14, 2014		$—	$1,250
Three-month LIBOR plus 0.05%	September 3, 2015	(1)	850	—
Three-month LIBOR plus 0.28%	March 3, 2017	(1)	1,000	—
Three-month LIBOR plus 0.50%	March 1, 2019	(1)	500	—
Fixed-rate notes:
1.625%	March 14, 2014		—	2,000
2.90%	November 17, 2014		500	500
5.50%	February 22, 2016		3,000	3,000
1.10%	March 3, 2017	(1)	2,400	—
3.15%	March 14, 2017		750	750
4.95%	February 15, 2019		2,000	2,000
2.125%	March 1, 2019	(1)	1,750	—
4.45%	January 15, 2020		2,500	2,500
2.90%	March 4, 2021	(1)	500	—
3.625%	March 3, 2024	(1)	1,000	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$20,750	$16,000
(1) In March 2014, we issued senior notes for an aggregate principal amount of $8.0 billion.
We also repaid senior floating-rate and fixed-rate notes upon their maturity in the third quarter of fiscal 2014 for an aggregate principal amount of $3.3 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 26, 2014.
Other Debt Other debt as of April 26, 2014 and July 27, 2013 includes secured borrowings associated with customer financing arrangements. As of July 27, 2013 we also had outstanding notes related to our investment in Insieme. The amount of borrowings outstanding under these arrangements was $13 million and $31 million as of April 26, 2014 and July 27, 2013, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper In fiscal 2011 we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. In the third quarter of fiscal 2014, we repaid $1.0 billion of indebtedness under commercial paper and had no commercial paper outstanding as of each of April 26, 2014 and July 27, 2013.
Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of April 26, 2014, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two additional years, or up to February 17, 2019.
Deferred Revenue The following table presents the breakdown of deferred revenue (in millions):

	April 26, 2014	July 27, 2013	Increase (Decrease)
Service	$8,746	$9,403	$(657)
Product	4,405	4,020	385
Total	$13,151	$13,423	$(272)
Reported as:
Current	$9,198	$9,262	$(64)
Noncurrent	3,953	4,161	(208)
Total	$13,151	$13,423	$(272)
The 7% decrease in deferred service revenue in the first nine months of fiscal 2014 was driven by an increase in customers paying technical support service contracts over time and the impact of ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and increased deferred revenue from acquisitions.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, China, France, Germany, India, Israel, Italy, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 26, 2014 were $1.2 billion.
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

CISCO SYSTEMS, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the nine months ended April 26, 2014, we recorded compensation expense of $363 million, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $856 million, net of forfeitures and including the $363 million that has been expensed through April 26, 2014. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $276 million as of April 26, 2014, compared with $263 million as of July 27, 2013.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of April 26, 2014 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of April 26, 2014, our cumulative gross investment in VCE was approximately $679 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During the nine months ended April 26, 2014, we invested $147 million in VCE. We account for our investment in VCE under the equity method, and our portion of VCE’s net loss is recognized in other income (loss), net. As of April 26, 2014, we have recorded cumulative losses from VCE of $584 million since inception. Our carrying value in VCE as of April 26, 2014 was $95 million. Over the next 12 months, as VCE scales its operations, we expect that we will make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of April 26, 2014.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 26, 2014 and April 27, 2013 was $1.4 billion and $0.7 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of April 26, 2014 and July 27, 2013, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.

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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 26, 2014. Our fixed income investments are held for purposes other than trading. Our fixed income investments were not leveraged as of April 26, 2014. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of April 26, 2014, approximately 78% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 26, 2014, our financing receivables had a carrying value of $7.6 billion, compared with $7.9 billion as of July 27, 2013. As of April 26, 2014, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 26, 2014, we had $20.8 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $18.4 billion fixed-rate notes. The carrying amount of the senior notes was $20.9 billion, and the related fair value based on market prices was $22.4 billion. As of April 26, 2014, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $10.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 26, 2014 and July 27, 2013 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 26, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,161	$1,327	$1,493	$1,659	$1,825	$1,991	$2,157

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 27, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,000	$1,143	$1,286	$1,429	$1,572	$1,715	$1,858

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 26, 2014, the total carrying amount of our investments in privately held companies was $923 million, compared with $833 million at July 27, 2013. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of April 26, 2014 and July 27, 2013 are summarized in U.S. dollar equivalents as follows (in millions):

	April 26, 2014		July 27, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,399	$10	$3,472	$7
Sold	$903	$(6)	$1,401	$(5)
Option contracts:
Purchased	$166	$11	$716	$23
Sold	$156	$—	$696	$(4)
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
Approximately 65% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2014, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $132 million, or approximately 1.0%, compared with the first nine months of fiscal 2013. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor.
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $389 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of April 26, 2014. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission and the U.S. Department of Justice, we are conducting an investigation into allegations which we and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of Cisco's operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of our products in those countries.  We take any such allegations very seriously and are fully cooperating with and sharing the results of our investigation with the Commission and the Department.  While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than two percent of our revenues.
VirnetX We were subject to patent claims asserted by VirnetX, Inc. on August 11, 2010 in the United States District Court for the Eastern District of Texas.  VirnetX alleged that some of our products that implement a method for secure communication using virtual private networks infringe certain patents.  VirnetX sought monetary damages.  The trial on these claims began on March 4, 2013. On March 14, 2013, the jury entered a verdict finding that our accused products do not infringe any of VirnetX’s patents asserted in the lawsuit. On April 3, 2013, VirnetX filed a motion seeking a new trial on the issue of infringement, which we opposed. The Court held a hearing on VirnetX’s motion for a new trial in June 2013. On March 31, 2014 the court denied VirnetX’s new trial motion. VirnetX has not appealed that decision, which is therefore final.
XpertUniverse We were subject to numerous patent, tort, and contract claims asserted by XpertUniverse on March 10, 2009 in the United States District Court for the District of Delaware. Shortly before trial, the Court dismissed on summary judgment all claims initially asserted by XpertUniverse except a claim for infringement of two XpertUniverse patents and a claim for fraud by concealment. XpertUniverse’s remaining patent claims alleged that three Cisco products in the field of expertise location software infringed two XpertUniverse patents. XpertUniverse’s fraud by concealment claim alleged that we did not disclose our decision not to admit XpertUniverse into a partner program. The trial on these remaining claims began on March 11, 2013. On March 22, 2013, the jury entered a verdict finding that two of our products infringed two of XpertUniverse’s patents and awarded XpertUniverse damages of less than $35 thousand. The jury also found for XpertUniverse on its fraud by concealment claim and awarded damages of $70 million. In May and June, 2013, we filed post-trial motions. On November 20, 2013 the trial court granted our motion for judgment as a matter of law, overturned the jury’s finding on the fraud by concealment claim, and vacated the $70 million verdict. Separately, the trial court agreed with the jury that we infringed XpertUniverse’s patents, and affirmed the verdict awarding XpertUniverse approximately $35 thousand in damages plus accrued interest. On February 4, 2014, XpertUniverse filed a notice of appeal from the trial court’s decision.

Rockstar We and some of our service provider customers are subject to patent claims asserted in December 2013 in the Eastern District of Texas and the District of Delaware by subsidiaries of the Rockstar Consortium ("Rockstar"). Rockstar, whose members include Apple, Microsoft, LM Ericsson, Sony, and Blackberry, purchased a portfolio of patents out of the Nortel Networks’ bankruptcy proceedings (the “Nortel Portfolio”). Rockstar’s subsidiaries allege that some of our NGN Routing, Switching and Collaboration products, as well as video solutions deployed by our service provider customers, infringe some of the patents in the Nortel Portfolio. Rockstar seeks monetary damages. A trial date for one service provider customer has been set for October 2015; no other trial dates have been set. We have various defenses to the patent infringement allegations, and have various offensive claims against Rockstar and some of its consortium members available to us as well, and we will also explore alternative means of resolution. Due to the uncertainty surrounding the litigation process, which involves numerous lawsuits and parties, we are unable to reasonably estimate the ultimate outcome and a range of loss, if any, of these litigations at this time.
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
In addition, reports of certain intelligence gathering methods of the U.S. government could affect customers’ perception of the products of IT companies which design and manufacture products in the United States. Trust and confidence in us as an IT supplier is critical to the development and growth of our markets. Impairment of that trust, or foreign regulatory actions taken in response to reports of certain intelligence gathering methods of the U.S. government, could affect the demand for our products from customers outside of the United States and could have an adverse effect on our operating results.
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

Our revenue may grow at a slower rate than in past periods, as it did in the first quarter of 2014, or may decline, as it did in the second and third quarters of fiscal 2014 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our level of product gross margins declined in prior periods, including in the second and third quarters of fiscal 2014, and may continue to decline and be adversely affected by numerous factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. At various times in the past and in the first nine months of fiscal 2014, we experienced significant weakness in sales to service providers, sometimes lasting over certain extended periods of time as market conditions have fluctuated. We expect that this weakness we experienced in the first nine months of fiscal 2014 will continue for at least several quarters. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers, or strong demand in the industry for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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

In August 2013, we announced that we are rebalancing our resources with a workforce reduction plan that will impact approximately 4,000 employees or 5% of our global workforce. We began taking action under this plan beginning in the first quarter of fiscal 2014. Significant charges have been incurred as a result of these activities, and substantially all of the remaining charges are expected to be incurred in the fourth quarter of fiscal 2014. The implementation of this workforce reduction plan may be disruptive to our business, and following completion of the workforce reduction plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount reductions, could have a material adverse effect on our business, operating results, and financial condition.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in the first nine months of fiscal 2014, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. We expect that this weakness we experienced in various emerging countries will continue for at least several quarters. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the recent sequestration, tapering of bond purchases by the U.S. Federal Reserve, issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States, and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a

Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $389 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of April 26, 2014. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.

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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $20.8 billion that mature at specific dates from calendar year 2014 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of April 26, 2014. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.35 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 26, 2014 to February 22, 2014	49	$22.15	49	$10,982
February 23, 2014 to March 22, 2014	21	$21.84	21	$10,533
March 23, 2014 to April 26, 2014	20	$22.83	20	$10,069
Total	90	$22.24	90
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 26, 2014, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. As of April 26, 2014, we had repurchased and retired 4.2 billion shares of our common stock at an average price of $20.56 per share for an aggregate purchase price of $86.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $10.1 billion with no termination date.
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
The following documents are filed as Exhibits to this report:

4.1
Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed March 3, 2014)

4.2	Form of Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.2 of Form 8-K (File No. 000-18225) filed March 3, 2014)
10.1
Underwriting Agreement, dated February 24, 2014, among the Company and Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, and Merill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed February 26, 2014)

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

Cisco Systems, Inc.

Date:	May 22, 2014	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

4.1
Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed March 3, 2014)

4.2	Form of Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.2 of Form 8-K (File No. 000-18225) filed March 3, 2014)
10.1
Underwriting Agreement, dated February 24, 2014, among the Company and Barclays Capital Inc., Deutsche Bank Securities Inc., J.P. Morgan Securities LLC, and Merill Lynch, Pierce, Fenner & Smith Incorporated, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed February 26, 2014)

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