Form 10-K
period 2014-07-26
CISCO SYSTEMS, INC.
filed 2014-09-09
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 26, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 24, 2014 as reported by the NASDAQ Global Select Market on that date: $114,846,004,146
Number of shares of the registrant’s common stock outstanding as of September 4, 2014: 5,099,203,169
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2014 Annual Meeting of Shareholders, to be held on November 20, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
We design, manufacture, and sell Internet Protocol (IP) based networking products and services related to the communications and information technology (IT) industry. Our customers include businesses of all sizes, public institutions, telecommunications companies, other service providers and individuals. We connect people, process, data and things with products that transport data, voice, and video within buildings, across campuses, and around the world. We are a key strategic partner to companies that helps them as they seek to make the most of the Internet of Everything (IoE) and connect the unconnected.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: The Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC). For revenue and other information regarding these segments, see Note 17 to the Consolidated Financial Statements.
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
As part of our business focus on the network as the platform for all forms of communications and IT, our products and services are designed to help our customers use technology to address their business imperatives and opportunities—driving growth, improving productivity, reducing costs, mitigating risk, and gaining a competitive advantage. We deliver networking products and solutions designed to simplify and secure customers’ network infrastructures and help them connect more effectively with their key stakeholders, including their customers, prospects, business partners, suppliers, and employees. We continually focus on delivering products and solutions that leverage the network to most effectively address market transitions. In recent periods, we have developed and delivered products and services to address the transitions driven by virtualization, cloud, software, collaboration, and video. Our products and technologies are grouped into the following categories: Switching; Next-Generation Network (NGN) Routing; Service Provider Video; Collaboration; Data Center; Wireless; Security; and Other Products. We believe that integrating products and services into architectures and solutions helps our customers reduce their operational complexity, increase their agility, and reduce their total cost of network ownership.
Network architectures, developed from our core routing and switching technologies, are evolving to accommodate the demands of increasing numbers of users, network applications, and new network-related markets. These new markets are a natural extension of our core business and have emerged as the network has become the platform for provisioning, integrating, and delivering an ever-increasing array of IT-based products and services.

Strategy and Focus Areas
Our strategy is to deliver the integrated architectures, solutions, and outcomes to help our customers grow, manage costs, and mitigate risk. We see our customers, in almost every industry, becoming increasingly reliant on technology—and specifically the network—to meet their business objectives and compete successfully in the market.
Our focus continues to be on capitalizing on market transitions to maintain leadership in our core markets and to enter new markets where the network is foundational. We believe this focus best positions us to become a more relevant and trusted partner to our customers and to expand our share of our customers’ IT spending. We are focused on driving the innovation, speed, agility, and efficiencies in our company required to deliver leading technology solutions for our customers and shareholder value for our investors.
Over the last few years, we have been working to transform our business to move from selling individual products and services to selling products and services integrated into architectures and solutions, as well as to meet customers' business outcomes. As a part of this transformation, we are making changes to how we are organized and how we deliver our technology. We believe these changes enable us to better meet our customers’ requirements and help them stay ahead of market transitions.
As part of the ongoing transformation of our business, we continue to drive product transitions in our core business, including the introduction of next-generation products with better price-performance and architectural advantages compared with both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth in certain of the new products, but we do continue to manage through the transitions of several of our existing key product platforms, and we continue to see the impact thereof on our overall core performance. Going forward, a focus on utilizing our core products within the integrated solutions that we provide customers to meet their business outcomes will be a critical part of our strategy.
In our view our routing and switching product leadership has been foundational to our success in the data center market. We initially captured the market transition to converged infrastructure, bringing together networking, compute, and storage into one integrated architecture with the Unified Computing System (UCS). We continue to expand the opportunity relating to UCS, including incorporating the UCS solution within our solutions for cloud and virtualization. We believe that disruption in the enterprise data center market is accelerating, due to changing technology trends that, we believe, depend on an intelligent network—trends such as network virtualization, cloud, and the increased demands of applications. To take advantage of our position in our customers' network infrastructure, we are implementing strategies and offering strong products to address each of these major transitions, including:

•
Virtualization, which we refer to as the process of creating a virtual, or nonphysical, version of a device or resource, such as a server, storage device, network, or operating system, in such a way that users as well as other devices and resources are able to interact with the virtual resource as if it were an actual physical resource.

•
The cloud, which we refer to as an IT hosting and delivery system in which resources, such as servers or software applications, are no longer tethered to a user’s physical infrastructure but instead are delivered to and consumed by the user “on demand” as an Internet-based service, whether singularly or with multiple other users simultaneously.

We also remain focused on continued investment in our services portfolio, tightly integrated with our product portfolio, to deliver the solutions our customers want. A few examples of new service offerings include security services, cloud and managed services and consulting services.
Among our other areas of focus are:

•	Our security products, where we are seeing strong momentum as we integrate our recently acquired Sourcefire, Inc. ("Sourcefire") portfolio into an integrated security architecture

•	Our collaboration products, where we have recently introduced an entirely new portfolio of products designed to deliver a much richer experience at much lower price points

•	Our wireless products, where we are seeing strong growth of our cloud networking business, which we acquired from Meraki, Inc.

•	Our software offerings, where we are focused on delivering our technology and solutions via new license models by which we seek to increase our recurring revenue

Market Transitions
We continue to seek to capitalize on market transitions as sources of future revenue opportunities as part of the continued transformation of our business, and we believe market transitions in the IT industry are occurring with greater frequency. Market transitions relating to the network are becoming, in our view, more significant as intelligent networks have moved from being a cost center issue—where the focus is on reducing network operating costs and increasing network-related productivity—to becoming a platform for revenue generation, business agility, and competitive advantage.
We believe that that the next wave of dramatic Internet growth will come through the confluence of people, process, data, and things, which we refer to as the IoE. We believe that IoE, by bringing “everything” online, will create significant opportunities for businesses, governments and other organizations to obtain greater value from networked connections. IoE is being driven by several factors.  Along with the anticipated proliferation in the number of network-connected things, we believe customers are seeing that significant technology trends and advances make it possible to realize more value from connectedness.  IoE also reflects the ability to create intelligence—and capture intelligence faster—from these connections, which is why we believe that IoE has the potential to be a pivotal market transition that can offer significant economic and societal benefits on a global basis. Helping our customers take advantage of IoE, in our view, requires enabling them to address several of the other major technology transitions driving the IoE, such as virtualization, application centricity, cloud, and mobility. We believe our customers need a new model for IT that addresses the requirements that these transitions place on IT. We call this model that unifies infrastructure, platform, and applications "Fast IT." By delivering architectures and solutions based on Fast IT, we aim to help our customers reduce complexity, accelerate service deployment, and increase security in a world that is increasingly virtualized, application centric, cloud-based, and mobile.
Virtualization/Application Centricity We are also focusing on a market transition involving the move toward more programmable, flexible, and virtual networks, sometimes called software defined networking, or SDN.  This transition is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific integrated circuits (ASICs) with hardware and software elements together to meet customers’ total cost of ownership, quality, security, scalability, and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area.
We believe the promise of SDN is to enable more open and programmable network infrastructure. We are addressing this opportunity with a unique strategy and set of solutions that is designed to address the application demands transition and offers a holistic approach to the future of networking that responds automatically to the needs of applications.  We introduced and began shipping our Application Centric Infrastructure (ACI), which delivers centralized application-driven policy automation, management, and visibility of both physical and virtual environments as a single system.  ACI is comprised of our Nexus 9000 portfolio of switches, enhanced versions of our NX-OS operating system, and the Application Policy Infrastructure Controller (APIC), which provides a central place to configure, automate, and manage an entire network, based on the needs of applications.
Cloud Our Intercloud strategy seeks to leverage our application centric infrastructure together with our partners to deliver, we believe, the first global open network of highly secure hybrid cloud environments. We believe that customers and partners view our approach to the cloud as differentiated and unique, recognizing that we offer a solution to federated, private, hybrid, and public clouds that enables them to move their cloud workloads across heterogeneous private and public clouds with the necessary policy, security, and management features. With our InterCloud solution, we aim to build upon the leadership we have established in the private cloud market and as a cloud infrastructure provider.
For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and enhancements to existing products, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 17 to the Consolidated Financial Statements.

Products and Services
Our current offerings fall into several categories:
Switching
Switching is an integral networking technology used in campuses, branch offices, and data centers. Switches are used within buildings in local-area networks (LANs) and across great distances in wide-area networks (WANs). Our switching products offer many forms of connectivity to end users, workstations, IP phones, wireless access points, and servers and also function as aggregators on LANs and WANs. Our switching systems employ several widely used technologies, including Ethernet, Power over Ethernet, Fibre Channel over Ethernet (FCoE), Packet over Synchronous Optical Network, and Multiprotocol Label Switching. Many of our switches are designed to support an integrated set of advanced services, allowing organizations to be more efficient by using one switch for multiple networking functions rather than multiple switches to accomplish the same functions. Key product platforms within our Switching product category, in which we also include storage products, are as follows:

Fixed-Configuration Switches	Modular Switches	Storage
Cisco Catalyst Series:	Cisco Catalyst Series:	Cisco MDS Series:
• Cisco Catalyst 2960-X Series	• Cisco Catalyst 4500-E Series	• Cisco MDS 9000
• Cisco Catalyst 3650 Series	• Cisco Catalyst 6500-E Series
• Cisco Catalyst 3850 Series	• Cisco Catalyst 6800 Series
• Cisco Catalyst 4500-X Series

Cisco Nexus Series:	Cisco Nexus Series:
• Cisco Nexus 2000 Series	• Cisco Nexus 7000 Series
• Cisco Nexus 3000 Series	• Cisco Nexus 9000 Series
• Cisco Nexus 5000 Series
• Cisco Nexus 6000 Series
Fixed-configuration switches are designed to cover a range of deployments in both large enterprises as well as in small and medium-sized businesses, providing a foundation for converged data, voice, and video services. Our fixed configuration switches range from small, standalone switches to stackable models that function as a single, scalable switching unit.
Modular switches are typically used by enterprise and service provider customers with large-scale network needs. These products are designed to offer customers the flexibility and scalability to deploy numerous, as well as advanced, networking services without degrading overall network performance.
Fixed-configuration and modular switches also include products such as optics modules, which are shared across multiple product platforms.
Our switching portfolio also includes virtual switches and related offerings. These products provide switching functionality for virtual machines and are designed to operate in a complementary fashion with virtual services to optimize security and application behavior.
During fiscal 2014, we continued to see increased market acceptance of switches we introduced in the previous fiscal year, including our Cisco Catalyst 2960-X, Cisco Catalyst 3850 and Cisco Catalyst 6800 Series switches. We announced our application-centric-infrastructure solution, Cisco ACI, in fiscal 2014. Cisco ACI consists of the new Cisco Nexus 9000 Series Switches, a Cisco Application Policy Infrastructure Controller (APIC) and accompanying centralized policy management capability, a Cisco Application Virtual Switch (AVS), integrated physical and virtual infrastructure, and an open ecosystem of network, storage, management, and orchestration vendors. Key characteristics of Cisco ACI include simplified automation by an application-driven policy model, centralized visibility and vigilance with real-time application monitoring, open software flexibility for development and operations teams and ecosystem partner integration capability, and scalable performance in hardware.
Individually, our switching suite of products is designed to offer the performance and features required for nearly any deployment, from traditional small workgroups, wiring closets, and network cores to highly virtualized and converged corporate data centers. Working together with our wireless access solutions, these switches are, in our view, the building blocks of an integrated network that delivers scalable and advanced functionality solutions—protecting, optimizing, and growing as a customer’s business needs evolve.

NGN Routing
NGN technology is fundamental to the foundation of the Internet. This category of technologies interconnects public and private wireline and mobile networks for mobile, data, voice, and video applications. Our NGN Routing portfolio of hardware and software solutions consists primarily of physical and virtual routers and routing systems. Our solutions are designed to meet the scale, reliability, and security needs of our customers. In our view, our portfolio is differentiated from those of our competitors through the advanced capabilities, which we sometimes refer to as “intelligence,” that our products provide at each layer of network infrastructure to deliver performance in the transmission of information and media-rich applications.
As to specific products, we offer a broad range of hardware and software solutions, from core network infrastructure and mobile network routing solutions for service providers and enterprises to access routers for branch offices and for telecommuters and consumers at home. Key product areas within our NGN Routing category are as follows:

High-End Routers	Midrange and Low-End Routers	Other NGN Routing
Cisco Aggregation Services Routers (ASRs):	Cisco Integrated Services Routers (ISRs):	Optical networking products:
• Cisco ASR 901, 902, and 903 Series	• Cisco 800 Series ISR	Cisco Cloud Services Router 1000V
• Cisco ASR 1000 Series	• Cisco 1900 Series ISR	Other routing products
• Cisco ASR 5000 and 5500 Series	• Cisco 2900 Series ISR
• Cisco ASR 9000 Series	• Cisco 3900 Series ISR
Cisco Carrier Routing Systems (CRS):	• Cisco ISR-AX
• Cisco CRS-1 Carrier Router
• Cisco CRS-3 Multishelf System
• Cisco CRS-X
• Cisco 7600 Series
Cisco Network Convergence System (NCS):
• Cisco NCS 2000 Series
• Cisco NCS 4000 Series
• Cisco NCS 6000 Series
Cisco Quantum Software Suite
Small cell access routers
During fiscal 2014, we continued to add new capabilities, including a new platform in our high-end routers known as the Cisco Network Convergence System (NCS). In fiscal 2014, we also made several enhancements to our Cisco ASR series of products. We also continue to provide enhancements to our NGN Routing portfolio through our architectural approach, which consists of a programmable network at the foundation and a services platform that connects the network to applications and services. Our solutions seek to combine silicon, systems, and software to enable the next-generation IoE and compelling new experiences for consumers, new revenue opportunities for service providers, and new ways to collaborate in the workplace.

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
• Integration and customization offerings
Cable/Telecommunications Access:	• Service provider video software solutions (Videoscape)
• Cable modem termination systems (CMTS)
• Hybrid fiber coaxial (HFC) access network products
• Quadrature amplitude modulation (QAM) products

Cable modems:
• Data modems
• Embedded media terminal adapters
• Wireless gateways
During fiscal 2014, we continued to leverage technologies obtained through our fiscal 2013 acquisition of NDS Group Limited (“NDS”), a provider of video software and content security solutions. We have included all of our revenue from NDS within the Service Provider Video product category. Specifically, we have integrated NDS products with Cisco Videoscape, our comprehensive content delivery platform designed to enable service providers and media companies to deliver next-generation entertainment experiences.
Collaboration
Our Collaboration portfolio integrates voice, video, data, and mobile applications on fixed and mobile networks across a wide range of devices and related IT equipment—sometimes collectively referred to as "endpoints"—that people use to access networks, such as mobile phones, tablets, desktop and laptop computers, and desktop virtualization clients. Key product areas within our Collaboration category are as follows:

Unified Communications	Web-Based Collaboration Offerings	Cisco TelePresence Systems
• IP phones	• Cisco WebEx meeting server	• Collaboration desk endpoints
• Call center and messaging products	• Cisco WebEx meeting center	• Collaboration room endpoints
• Call control		• Immersive systems
• Software-based, IM clients		• Cisco TelePresence server and video conferencing infrastructure
• Communication gateways and unified communication applications and subscriptions		• Cisco TelePresence integration solutions
We include all of our revenue from WebEx within the Collaboration product category. During fiscal 2014, our collaboration offerings expanded within the Cisco TelePresence Systems collaboration desk endpoints category, including the Cisco Desktop Collaboration DX70 and DX80 offerings which offer high-definition voice and video communications, integrated collaboration, ten-point touchscreen, end-user personalization, and cloud readiness. We also added room-based endpoints with our Cisco TelePresence MX700 and MX800 offerings, which are designed to provide an all-in-one solution for medium to large meeting rooms. Also, within our Cisco TelePresence systems product category, for our enterprise customers we added Cisco Business Edition 7000, a stackable, modular server solution designed to consolidate multiple collaboration applications onto a single integrated platform.

Data Center
Our Data Center product category has been our fastest growing major product category for each of the past four fiscal years. The Cisco Unified Computing System (UCS) unites computing, networking, storage, management, and virtualization into a single fabric-based platform designed to simplify operations and provide business agility through rapid deployment and scaling of application infrastructure. UCS is specifically designed for virtualization and automation and enables on-demand provisioning from shared pools of infrastructure across physical and virtual environments.
Key product areas within our Data Center product category are as follows:

Cisco Unified Computing System (UCS):
• Cisco UCS B-Series Blade Servers
• Cisco UCS C-Series Rack Servers
• Cisco UCS Fabric Interconnects
• Cisco UCS Manager and Cisco UCS Central Software
• Cisco UCS Director
• Cisco UCS Invicta Series

Server Access Virtualization:
• Cisco Nexus 1000V
• Cisco Nexus 1000V InterCloud

During fiscal 2014 we expanded the network management capabilities of our Cisco UCS Central Software offerings, further enhancing Cisco UCS management capabilities to encompass thousands of servers across one or many data centers. Additionally, we continued to invest in data center infrastructure management and automation software within our Cisco UCS Director product offering. We also introduced new UCS blade and rack servers which address large-scale databases, data analytics, and business intelligence, and we also introduced the Cisco UCS Invicta Series, which aims to simplify the data center through the use of flash technology to maximize operational efficiency by improving handling of data-intensive application workloads. During fiscal 2014, Cisco UCS added flash memory to its portfolio of products as a result of our acquisition of WhipTail Technologies, Inc. ("WhipTail"), a provider of high-performance, scalable solid-state memory systems, which occurred in the second quarter of fiscal 2014.
Our fiscal 2014 Data Center product innovations were designed to accelerate execution on our strategy, which is to enable customers to consolidate both physical and virtualized workloads—taking into account customer's unique application requirements—onto a single scalable, centrally managed, and automated system. This strategy has resulted in a portfolio of solutions designed to preserve customer choice, accelerate business initiatives, reduce risk, lower the cost of IT, and represent a comprehensive solution when deployed.
Wireless
Wireless access via wireless fidelity (Wi-Fi) is a fast-growing technology with organizations across the globe investing to provide indoor and outdoor coverage with seamless roaming for voice, video, and data applications. We aim to deliver an optimized user experience over Wi-Fi and leverage the intelligence of the network to solve business problems. Our wireless solutions include wireless access points; standalone, switch-converged, and cloud-managed solutions; and network managed services.  Our wireless solutions portfolio is enhanced with security and location-based services via our Mobility Services Engine (MSE) solution. Our offerings provide users with simplified management and mobile device troubleshooting features designed to reduce operational cost and maximize flexibility and reliability. We are also investing in customized chipset development toward the goal of delivering innovative radio frequency (RF) product functionality; our CleanAir proactive spectrum intelligence, our ClientLink solution for mobile devices, and our VideoStream video optimization technology are illustrations of recent investment activity in this area.
Key product areas within our Wireless category are as follows:

Cisco Aironet Series
Access point modules for 3600 Series (802.11ac, 3G, WSSI, LTE/4G) and 3700 Series
Controllers (standalone and integrated)
Meraki wireless cloud solutions

In fiscal 2014, the Connected Mobile Experience (CMX), a Wi-Fi location data analytics platform we introduced in fiscal 2013, continued to experience positive momentum as customers seek new monetization opportunities. Our fiscal 2013 acquisitions of Meraki, Inc. (“Meraki”), a cloud-managed networking company, and ThinkSmart Technologies Limited, a specialist in Wi-Fi data location analytics, in our view bolster our Unified Access platform by providing scalable, easy-to-deploy, on-premise networking solutions that can be centrally managed from the cloud.
Security
With the IoE creating what we believe to be a potentially significant opportunity, security is a significant business concern, and we believe it is a top investment priority of our customers. More people, processes, and devices than ever before are connected to the Internet, causing an escalation of security threats which can result in—where such security threats become actual security breaches—loss of revenue, intellectual property, and reputation. Our security portfolio of products and services is designed to offer a comprehensive solution that collects and shares intelligence with a coordinated focus on threats across the entire attack continuum—before, during, and after an attack. These solutions include network security, web and email security, cloud web security, advanced malware protection, data center security, and network admission control and identity services. Our security solutions and services are designed to protect customers from the network to the cloud to the endpoint, through a network-integrated architecture.
During the first quarter of fiscal 2014, we completed our acquisition of Sourcefire, a provider of intelligent cybersecurity solutions. Sourcefire delivers innovative, highly automated security through continuous awareness, threat detection, and protection across its portfolio, including next-generation intrusion prevention systems, next-generation firewalls, and advanced malware protection. In fiscal 2014 we announced new solutions in advanced malware protection and network security that included integration of our Sourcefire products with products obtained from our fiscal 2013 acquisition of Cognitive Security. We also introduced OpenAppID, an open source application detection solution designed to allow customers to create, share, and implement custom application detection so they can address new application-based threats as quickly as possible.
In the fourth quarter of fiscal 2014, we acquired ThreatGRID, Inc., a leader in dynamic malware analysis and threat intelligence technology. ThreatGRID's private and public cloud technology combines dynamic malware analysis with analytics and actionable indicators with the goal of enabling security teams to proactively defend against and quickly respond to advanced cyber attacks and malware outbreaks. With the ThreatGRID acquisition, we aim to strengthen our advanced threat protection security offering.
Other Products
Our Other Products category primarily consists of certain emerging technologies and other networking products.
Service
In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services.
Technical support services help our customers ensure their products operate efficiently, remain available, and benefit from the most up-to-date system and application software that we have developed. These services help customers protect their network investments, manage risk, and minimize downtime for systems running mission-critical applications. A key example of this is our Cisco Smart Services offering, which leverages the intelligence from Cisco’s millions of devices and customer connections to protect and optimize network investment for our customers and partners.
Advanced services are part of a comprehensive program that is focused on providing responsive, preventive, and consultative support of our technologies for specific networking needs. The advanced services program supports networking devices, applications, solutions, and complete infrastructures. Our service and support strategy is focused on capitalizing on increased globalization, and we believe this strategy, along with our architectural approach, has the potential to further differentiate us from competitors.

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
Enterprise
Enterprise businesses are large regional, national, or global organizations with multiple locations or branch offices and typically employ 1,000 or more employees. Many enterprise businesses have unique IT, collaboration, and networking needs within a multivendor environment. We strive to take advantage of the network-as-a-platform strategy to integrate business processes with technology architectures to assist customer growth. We offer service and support packages, financing, and managed network services, primarily through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners, as well as selling directly to these customers.
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
Sales Overview
As of the end of fiscal 2014, our worldwide sales and marketing departments consisted of 24,740 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in 94 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, and distributors.
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
Our service offerings complement our products through a range of consulting, technical, project, quality, and software maintenance services, including 24-hour online and telephone support through technical assistance centers.
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
Product Backlog
Our product backlog at July 26, 2014, the last day of fiscal 2014, was approximately $5.4 billion, compared with product backlog of approximately $4.9 billion at July 27, 2013, the last day of fiscal 2013. The product backlog includes orders confirmed for products scheduled to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.
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
Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. Companies with which we have, or recently had, strategic alliances include the following:
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
Research and Development
We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Switching, NGN Routing, Service Provider Video, Collaboration, Wireless, Data Center, Security, and Other Product technologies, for this purpose. Our research and development expenditures were $6.3 billion, $5.9 billion, and $5.5 billion in fiscal 2014, 2013, and 2012, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of increased focus include, but are not limited to, our core routing and switching products, collaboration, and products related to the data center. Our expenditures for research and development costs were expensed as incurred.
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
Employees
Employees are summarized as follows:

July 26, 2014
Employees by geography:
United States	36,725
Rest of world	37,317
Total	74,042
Employees by line item on the Consolidated Statements of Operations:
Cost of sales (1)	16,348
Research and development	25,837
Sales and marketing	24,740
General and administrative	7,117
Total	74,042
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

Executive Officers of the Registrant
The following table shows the name, age, and position as of August 31, 2014 of each of our executive officers:

Name	Age	Position with the Company
Frank A. Calderoni	57	Executive Vice President and Chief Financial Officer
John T. Chambers	65	Chairman, Chief Executive Officer, and Director
Mark Chandler	58	Senior Vice President, Legal Services, General Counsel and Secretary, and Chief Compliance Officer
Blair Christie	42	Senior Vice President, Chief Marketing Officer
Wim Elfrink	62	Executive Vice President, Industry Solutions and Chief Globalisation Officer
Robert W. Lloyd	58	President, Development and Sales
Gary B. Moore	65	President and Chief Operating Officer
Pankaj Patel	60	Executive Vice President and Chief Development Officer, Global Engineering
Charles H. Robbins	48	Senior Vice President, Worldwide Field Operations
Mr. Calderoni joined Cisco in May 2004 as Vice President, Worldwide Sales Finance. In June 2007, he was promoted to Senior Vice President, Customer Solutions Finance. He was appointed to his current position effective in February 2008. From March 2002 until he joined Cisco, Mr. Calderoni served as Senior Vice President and Chief Financial Officer of QLogic Corporation, a supplier of storage networking solutions. Prior to that, he was Senior Vice President, Finance and Administration and Chief Financial Officer of SanDisk Corporation from February 2000 to February 2002. Prior to that, he was employed by IBM Corporation, where he held a number of executive positions. Mr. Calderoni also serves on the Board of Directors of Adobe Systems Incorporated and Nimble Storage, Inc.
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

Mr. Moore joined Cisco in October 2001 as Senior Vice President, Advanced Services. In August 2007, he also assumed responsibility as co-lead of Cisco Services. In May 2010, he was promoted to Executive Vice President, Cisco Services, and in February 2011, he was appointed Executive Vice President and Chief Operating Officer. In October 2012, Mr. Moore was appointed to his current position. Immediately before joining Cisco, Mr. Moore served for approximately two years as chief executive officer of Netigy Corporation, a network consulting company. Prior to that, he was employed by Electronic Data Systems, where he held a number of senior executive positions.
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

•	New business models for our offerings, such as other-as-a-service (XaaS), where costs are borne up front while revenue is recognized over time

•	Variations in sales channels, product costs, or mix of products sold

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to such fluctuations, as described below

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
The global macroeconomic environment and recovery from the downturn has been challenging and inconsistent. Instability in the global credit markets, the impact of uncertainty regarding the U.S. federal budget including the effect of the sequestration beginning in 2013, global central bank monetary policy, the instability in the geopolitical environment in many parts of the world and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including fiscal 2014, and we expect that this weakness will continue for at least several quarters.
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
WE HAVE BEEN INVESTING AND EXPECT TO CONTINUE TO INVEST IN KEY GROWTH AREAS AS WELL AS MAINTAINING LEADERSHIP IN ROUTING, SWITCHING AND SERVICES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED
We expect to realign and dedicate resources into key growth areas, such as data center virtualization, software, security, and cloud, while also focusing on maintaining leadership in routing, switching and services. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.
OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty.
Our revenue may grow at a slower rate than in past periods, or decline as it did in fiscal 2014 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our level of product gross margins declined in prior periods, including fiscal 2014, and may continue to decline and be adversely affected by numerous factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. At various times in the past including fiscal 2014, we experienced significant weakness in sales to service providers, sometimes lasting over extended periods of time as market conditions have fluctuated. We expect that the weakness we experienced in fiscal 2014 will continue for at least several quarters. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product categories such as data center and collaboration and in key growth areas. For example, as products related to network programmability, such as software-defined-networking products, become more prevalent, we expect to face increased competition from companies who develop networking products based on commoditized hardware, referred to as "white box" hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations which in turn contributes to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 12 to the Consolidated Financial Statements.
WE DEPEND UPON THE DEVELOPMENT OF NEW PRODUCTS AND ENHANCEMENTS TO EXISTING PRODUCTS, AND IF WE FAIL TO PREDICT AND RESPOND TO EMERGING TECHNOLOGICAL TRENDS AND CUSTOMERS’ CHANGING NEEDS, OUR OPERATING RESULTS AND MARKET SHARE MAY SUFFER
The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. Many of our strategic initiatives and investments are aimed at meeting the requirements that a network capable of multiple-party, collaborative interaction would demand, and the investments we have made and our architectural approach are designed to enable the increased use of the network as the platform for all forms of communications and IT. For example, in fiscal 2009 we launched our Cisco Unified Computing System (UCS), our next-generation enterprise data center platform architected to unite computing, network, storage access and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. While our Cisco UCS offering remains a significant focus area for us, several market transitions are also shaping our strategies and investments.
One such market transition we are focusing on is the move towards more programmable, flexible and virtual networks. In our view, this evolution is in its very early stages, and we believe the successful products and solutions in this market will combine ASICs, hardware and software elements together. Other examples include our focus on the IoE market transition, a potentially significant transition in the IT industry, and a transition in cloud where we have announced plans to architect the Cisco Intercloud solution.
The process of developing new technology, including technology related to more programmable, flexible and virtual networks and technology related to other market transitions, including IoE and cloud, is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, such as, for example, networking products based on “white box” hardware, our business could be harmed. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours.
Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key growth areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.
CHANGES IN INDUSTRY STRUCTURE AND MARKET CONDITIONS COULD LEAD TO CHARGES RELATED TO DISCONTINUANCES OF CERTAIN OF OUR PRODUCTS OR BUSINESSES, ASSET IMPAIRMENTS AND WORKFORCE REDUCTIONS OR RESTRUCTURINGS
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.
In August 2014, as part of our strategy of continuing to invest in growth, innovation and talent, while also managing costs and driving efficiencies, we announced a restructuring plan that will impact up to 6,000 employees, representing approximately 8 percent of our global workforce. We expect to take action under this plan beginning in the first quarter of fiscal 2015. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.

OVER THE LONG TERM WE INTEND TO INVEST IN ENGINEERING, SALES, SERVICE AND MARKETING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED, BENEFITS WHICH COULD HARM OUR OPERATING RESULTS
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key growth areas, such as data center virtualization, software, security, and cloud, and we also intend to focus on maintaining leadership in routing, switching and services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
OUR BUSINESS SUBSTANTIALLY DEPENDS UPON THE CONTINUED GROWTH OF THE INTERNET AND INTERNET-BASED SYSTEMS
A substantial portion of our business and revenue depends on growth and evolution of the Internet, including the continued development of the Internet and the anticipated transition to IoE, and on the deployment of our products by customers who depend on such continued growth and evolution. To the extent that an economic slowdown or uncertainty and related reduction in capital spending adversely affect spending on Internet infrastructure, including spending or investment related to IoE, we could experience material harm to our business, operating results, and financial condition.
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

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development intangibles

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources, or incur debt, as we did in fiscal 2006 when we issued and sold $6.5 billion in senior unsecured notes to fund our acquisition of Scientific-Atlanta

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our intercompany research and development (“R&D”) cost sharing arrangement and legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation
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
ENTRANCE INTO NEW OR DEVELOPING MARKETS EXPOSES US TO ADDITIONAL COMPETITION AND WILL LIKELY INCREASE DEMANDS ON OUR SERVICE AND SUPPORT OPERATIONS
As we focus on new market opportunities and key growth areas, we will increasingly compete with large telecommunications equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities.
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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income. For example, in the second quarter of fiscal 2014, we recorded a pre-tax charge of $655 million related to the expected remediation costs for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010.
DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. We expect that the weakness we experienced in recent periods in several emerging countries will continue for at least several quarters. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the sequestration beginning in 2013; global central bank monetary policy; issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income, net of tax. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility to the extent unhedged. If such investments suffer market price declines, as we experienced with some of our investments in the past, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. For information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.” Our investments in private companies are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies.
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
Currently, we enter into foreign exchange forward contracts and options to reduce the short-term impact of foreign currency fluctuations on certain foreign currency receivables, investments, and payables. In addition, we periodically hedge anticipated foreign currency cash flows. Our attempts to hedge against these risks may result in an adverse impact on our net income.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $389 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of July 26, 2014. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.

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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We have senior unsecured notes outstanding in an aggregate principal amount of $20.8 billion that mature at specific dates from calendar year 2014 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of July 26, 2014. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.35 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 1B.	Unresolved Staff Comments
Not applicable.

Item 2.	Properties
Our corporate headquarters are located at an owned site in San Jose, California, in the United States of America.
The locations of our headquarters by geographic segment are as follows:

Americas	EMEA	APJC
San Jose, California, USA	Amsterdam, Netherlands	Singapore
In addition to our headquarters site, we own additional sites in the United States, which include facilities in the surrounding areas of San Jose, California; Research Triangle Park, North Carolina; Richardson, Texas; Lawrenceville, Georgia; and Boston, Massachusetts. We also own land for expansion in some of these locations. In addition, we lease office space in many U.S. locations.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $389 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of July 26, 2014. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission (SEC)and the U.S. Department of Justice, we are conducting an investigation into allegations which we and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of Cisco's operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of our products in those countries.  We take any such allegations very seriously and are fully cooperating with and sharing the results of our investigation with the SEC and the Department of Justice.  While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than 2% of our revenues.
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

(a)
Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. Information regarding quarterly cash dividends declared on Cisco’s common stock during fiscal 2014 and 2013 may be found in Supplementary Financial Data on page 122 of this report. There were 49,936 registered shareholders as of September 4, 2014. The high and low common stock sales prices per share for each period were as follows:

	FISCAL 2014		FISCAL 2013
Fiscal Quarter	High	Low	High	Low
First quarter	$26.49	$22.10	$19.75	$15.65
Second quarter	$24.00	$20.22	$21.25	$16.68
Third quarter	$23.64	$21.27	$21.98	$19.98
Fourth quarter	$26.08	$22.43	$26.15	$20.29

(b)	Not applicable.

(c)	Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 27, 2014 to May 24, 2014	4	$24.38	4	$9,965
May 25, 2014 to June 21, 2014	17	$24.74	17	$9,550
June 22, 2014 to July 26, 2014	40	$25.34	40	$8,555
Total	61	$25.11	61
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 26, 2014, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. During fiscal 2014, we repurchased and retired 420 million shares of our common stock at an average price of $22.71 per share for an aggregate purchase price of $9.5 billion. As of July 26, 2014, we had repurchased and retired 4.3 billion shares of our common stock at an average price of $20.63 per share for an aggregate purchase price of $88.4 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $8.6 billion with no termination date.
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
The following graph shows a five-year comparison of the cumulative total shareholder return on Cisco common stock with the cumulative total returns of the S&P Information Technology Index and the S&P 500 Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on the date specified. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.
Comparison of 5-Year Cumulative Total Return Among Cisco Systems, Inc.,
the S&P Information Technology Index, and the S&P 500 Index

	July 2009	July 2010	July 2011	July 2012	July 2013	July 2014
Cisco Systems, Inc.	$100.00	$105.44	$73.52	$73.36	$122.82	$129.01
S&P Information Technology	$100.00	$113.72	$135.55	$153.25	$170.31	$218.22
S&P 500	$100.00	$113.83	$136.21	$148.64	$185.80	$217.28

Item 6.	Selected Financial Data
Five Years Ended July 26, 2014 (in millions, except per-share amounts)

Years Ended	July 26, 2014 (1)	July 27, 2013 (2)	July 28, 2012	July 30, 2011 (3)	July 31, 2010
Revenue	$47,142	$48,607	$46,061	$43,218	$40,040
Net income	$7,853	$9,983	$8,041	$6,490	$7,767
Net income per share—basic	$1.50	$1.87	$1.50	$1.17	$1.36
Net income per share—diluted	$1.49	$1.86	$1.49	$1.17	$1.33
Shares used in per-share calculation—basic	5,234	5,329	5,370	5,529	5,732
Shares used in per-share calculation—diluted	5,281	5,380	5,404	5,563	5,848
Cash dividends declared per common share	$0.72	$0.62	$0.28	$0.12	$—
Net cash provided by operating activities	$12,332	$12,894	$11,491	$10,079	$10,173
	July 26, 2014	July 27, 2013	July 28, 2012	July 30, 2011	July 31, 2010
Cash and cash equivalents and investments	$52,074	$50,610	$48,716	$44,585	$39,861
Total assets	$105,134	$101,191	$91,759	$87,095	$81,130
Debt	$20,909	$16,211	$16,328	$16,822	$15,284
Deferred revenue	$14,142	$13,423	$12,880	$12,207	$11,083

(1)
In the second quarter of fiscal 2014, Cisco recorded a pre-tax charge of $655 million to product cost of sales, which corresponds to $526 million, net of tax, for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. See Note 12(f) to the Consolidated Financial Statements.

(2)
In the second quarter of fiscal 2013, the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to its federal income tax returns for fiscal 2002 through fiscal 2007. As a result of the settlement, Cisco recorded a net tax benefit of $794 million. Also during the second quarter of fiscal 2013, the American Taxpayer Relief Act of 2012 reinstated the U.S. federal R&D tax credit, retroactive to January 1, 2012. As a result of the credit, Cisco recognized tax benefits of $184 million in fiscal 2013, of which $72 million related to fiscal 2012 R&D expenses.

(3)
Net income for the year ended July 30, 2011 included restructuring and other charges of $694 million, net of tax.  Cisco also incurred restructuring charges in fiscal 2012 through fiscal 2014. See Note 5 to the Consolidated Financial Statements.

No other factors materially affected the comparability of the information presented above.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
OVERVIEW
We design, manufacture, and sell Internet Protocol (IP) based networking products and services related to the communications and information technology (IT) industry. Our customers include businesses of all sizes, public institutions, telecommunications companies, other service providers and individuals. We connect people, process, data and things with products that transport data, voice, and video within buildings, across campuses, and around the world. We are a key strategic partner to companies that helps them as they seek to make the most of the Internet of Everything (IoE) and connect the unconnected.

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Fiscal Year Ended
	July 26, 2014	July 27, 2013	Variance		July 26, 2014	July 27, 2013	Variance
Revenue	$12,357	$12,417	(0.5)%		$47,142	$48,607	(3.0)%
Gross margin percentage	59.9%	59.2%	0.7	pts	58.9%	60.6%	(1.7)	pts
Research and development	$1,593	$1,517	5.0%		$6,294	$5,942	5.9%
Sales and marketing	$2,473	$2,360	4.8%		$9,503	$9,538	(0.4)%
General and administrative	$508	$590	(13.9)%		$1,934	$2,264	(14.6)%
Total R&D, sales and marketing, general and administrative	$4,574	$4,467	2.4%		$17,731	$17,744	(0.1)%
Total as a percentage of revenue	37.0%	36.0%	1.0	pts	37.6%	36.5%	1.1	pts
Amortization of purchased intangible assets	$68	$66	3.0%		$275	$395	(30.4)%
Restructuring and other charges	$82	$—	NM*		$418	$105	298.1%
Operating income as a percentage of revenue	21.7%	22.7%	(1.0)	pts	19.8%	23.0%	(3.2)	pts
Income tax percentage	19.1%	20.9%	(1.8)	pts	19.2%	11.1%	8.1	pts
Net income	$2,247	$2,270	(1.0)%		$7,853	$9,983	(21.3)%
Net income as a percentage of revenue	18.2%	18.3%	(0.1)	pts	16.7%	20.5%	(3.8)	pts
Earnings per share—diluted	$0.43	$0.42	2.4%		$1.49	$1.86	(19.9)%

* Not meaningful

Fiscal 2014 Compared with Fiscal 2013—Financial Performance
Total revenue decreased by 3% as compared with fiscal 2013. Within the total revenue change, product revenue decreased 5% and service revenue increased 4%. Total gross margin decreased by 1.7 percentage points, driven by unfavorable impacts from pricing and mix partially offset by productivity improvements and also due to the $655 million charge to product cost of sales recorded in fiscal 2014 related to the expected cost of remediation of issues with memory components in certain products sold in prior fiscal years. Despite a slight year-over-year decline in absolute dollars, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.1 percentage points as a percentage of revenue due to the decline in revenue. Operating income as a percentage of revenue decreased by 3.2 percentage points. Diluted earnings per share decreased by 20% from the prior year, driven by a 21% decrease in net income. The decrease in net income in fiscal 2014 compared with fiscal 2013 was also attributable to net tax benefits in fiscal 2013 related to a settlement with the IRS and reinstatement of the U.S. Federal R&D tax credit.
Fiscal 2014 Compared with Fiscal 2013—Business Summary
In fiscal 2014, revenue decreased by $1.5 billion as compared with fiscal 2013. Revenue from the Americas decreased by $0.9 billion, driven by lower product revenue in most countries in this segment including the United States. While we experienced relative stability across Europe, EMEA revenue decreased $0.2 billion, led by product revenue declines in Russia as well as various other countries in this segment. Revenue in our APJC segment decreased $0.4 billion, led by product revenue declines in Japan and India. The weakness we encountered in emerging countries throughout the world in the later part of fiscal 2013 continued during fiscal 2014. The emerging countries of Brazil, Russia, India, China, and Mexico (“BRICM”), in the aggregate, experienced an 11% product revenue decline, with declines across all of our customer markets. We believe that the product revenue declines in many of these emerging countries were driven by the impact of economic and geopolitical challenges in these countries. While we saw some improvement in our business momentum in emerging countries in the second and third quarters of fiscal 2014, we experienced a decline in our business momentum in these countries during the fourth quarter of fiscal 2014.
In fiscal 2014, product revenue declined across all customer markets, with the most significant decline in the service provider market. Within the service provider market, the largest impacts came from the continued product revenue decline in our Service Provider Video category and the ongoing decline of product revenue in the emerging countries.
From a product category perspective, the product revenue decrease of 5% year-over-year was driven in large part by the lower product revenue within our core routing and switching product categories. While we saw improvement in business momentum with respect to high-end routers during the second half of fiscal 2014, there was only a limited revenue contribution related to some of our recently introduced products, as product transitions in this area are still in their early stages. The effects of these product transitions, combined with other challenges, led to a decrease in NGN Routing revenue of 7%. We also experienced a 5% decrease in revenue from our Switching products. The other major product categories experienced revenue changes ranging from an 18% decrease in Service Provider Video to a 27% increase in Data Center. The decrease in revenue from our Service Provider Video products was driven largely by a decrease in revenue from sales of set-top boxes. Partially offsetting the decline in product revenue was an increase in service revenue. Service revenue increased by 4%, reflecting continued slower growth compared with prior years, which we believe was attributable to the impact of the declines in product revenue in recent periods.
As we continue to focus on investing in growth, innovation, and talent, while managing costs and driving efficiencies, we announced a restructuring plan that will impact up to 6,000 employees, representing approximately 8% of our global workforce. We expect to reinvest substantially all of the cost savings from the restructuring actions in our key growth areas such as data center, software, security, and cloud.
In summary, while we saw some improved business momentum in the second half of fiscal 2014, we experienced many challenges during fiscal 2014 including reduced spending by our service provider customers, weakness in emerging countries, the impact of product transitions, and a conservative approach to IT-related capital spending by customers. We expect that the challenges in the emerging countries, the service provider customer market, and product transitions in Switching and NGN Routing may continue for at least the next several quarters.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2014, as compared with the corresponding period in fiscal 2013, total revenue was flat. Within the total revenue change, product revenue declined by 2% and service revenue increased by 5%. With regard to our geographic segment performance, on a year-over-year basis, revenue in the Americas and in EMEA both decreased by 1% while we experienced a slight increase by 1% in our APJC segment. Total gross margin increased by 0.7 percentage points, primarily due to the TiVo patent litigation settlement in the fourth quarter of fiscal 2013. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 1.0 percentage points. Operating income as a percentage of revenue decreased by 1.0 percentage points, primarily as a result of higher restructuring and other charges, and also the impact of our revenue decrease. Diluted earnings per share increased by 2% from the prior year, primarily as a result of a decrease in our diluted share count.
Strategy and Focus Areas
Our strategy is to deliver the integrated architectures, solutions, and outcomes to help our customers grow, manage costs, and mitigate risk. We see our customers, in almost every industry, becoming increasingly reliant on technology—and specifically the network—to meet their business objectives and compete successfully in the market.
Our focus continues to be on capitalizing on market transitions to maintain leadership in our core markets and to enter new markets where the network is foundational. We believe this focus best positions us to become a more relevant and trusted partner to our customers and to expand our share of our customers’ IT spending. We are focused on driving the innovation, speed, agility, and efficiencies in our company required to deliver leading technology solutions for our customers and shareholder value for our investors.
Over the last few years, we have been working to transform our business to move from selling individual products and services to selling products and services integrated into architectures and solutions, as well as to meet customers' business outcomes. As a part of this transformation, we are making changes to how we are organized and how we deliver our technology. We believe these changes enable us to better meet our customers’ requirements and help them stay ahead of market transitions.
For a full discussion of our strategy and focus areas, see Item 1. Business.
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2014 compared with fiscal 2013 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	Fiscal 2014	Fiscal 2013
Cash and cash equivalents and investments	$52,074	$50,610
Cash provided by operating activities	$12,332	$12,894
Deferred revenue	$14,142	$13,423
Repurchases of common stock—stock repurchase program	$9,539	$2,773
Dividends	$3,758	$3,310
DSO	38 days	40 days
Inventories	$1,591	$1,476
Annualized inventory turns	12.7	13.8
Our product backlog at the end of fiscal 2014 was $5.4 billion, or 12% of fiscal 2014 total revenue, compared with $4.9 billion at the end of fiscal 2013, or 10% of fiscal 2013 total revenue.

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

In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. When a sale involves multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine the unit of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met. For hosting arrangements, we recognize subscription revenue ratably over the subscription period, while usage revenue is recognized based on utilization. Software subscription revenue is deferred and recognized ratably over the subscription term upon delivery of the first product and commencement of the term.
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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during fiscal 2014, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.5 billion and $4.0 billion as of July 26, 2014 and July 27, 2013, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $9.6 billion and $9.4 billion as of July 26, 2014 and July 27, 2013, respectively.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	July 26, 2014	July 27, 2013
Allowance for doubtful accounts	$265	$228
Percentage of gross accounts receivable	4.9%	4.0%
Allowance for credit loss—lease receivables	$233	$238
Percentage of gross lease receivables	6.2%	6.3%
Allowance for credit loss—loan receivables	$98	$86
Percentage of gross loan receivables	5.8%	5.2%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of July 26, 2014 and July 27, 2013 was $135 million and $119 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.6 billion and $1.5 billion as of July 26, 2014 and July 27, 2013, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 26, 2014, the liability for these purchase commitments was $162 million, compared with $172 million as of July 27, 2013, and was included in other current liabilities.

Our provision for inventory was $67 million, $114 million, and $115 million for fiscal 2014, 2013, and 2012, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $124 million, $106 million, and $151 million in fiscal 2014, 2013, and 2012, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
Loss Contingencies and Product Warranties
We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether such accruals should be made or adjusted and whether new accruals are required.
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
Our liability for product warranties, included in other current liabilities, was $446 million as of July 26, 2014, compared with $402 million as of July 27, 2013. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during fiscal 2014, 2013, and 2012 was $704 million, $649 million, and $617 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $45.3 billion as of July 26, 2014, compared with $42.7 billion as of July 27, 2013. Our fixed income investment portfolio, as of July 26, 2014, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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

Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2014 and 2013, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of July 26, 2014. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of July 26, 2014.
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
For fiscal 2014, impairment charges of $11 million on our investments in publicly traded equity securities were recognized in earnings, while there were no such impairment charges in fiscal 2013 and 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of July 26, 2014, our investments in privately held companies were $899 million, compared with $833 million as of July 27, 2013, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $23 million, $33 million, and $23 million in fiscal 2014, 2013, and 2012, respectively.
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

The goodwill recorded in the Consolidated Balance Sheets as of July 26, 2014 and July 27, 2013 was $24.2 billion and $21.9 billion, respectively. The increase in goodwill for fiscal 2014 was due in large part to our acquisition of Sourcefire, Inc. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill resulting from our annual impairment testing in fiscal 2014, 2013, and 2012. For the annual impairment testing in fiscal 2014, the excess of the fair value over the carrying value for each of our reporting units was $32.0 billion for the Americas, $22.0 billion for EMEA, and $16.2 billion for APJC. During the fourth quarter of fiscal 2014, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets during fiscal 2014 and fiscal 2013. Our impairment charges related to purchased intangible assets were $12 million during fiscal 2012. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.2%, 11.1%, and 20.8% in fiscal 2014, 2013, and 2012, respectively.
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

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent
Revenue:
Product	$36,172	$38,029	$(1,857)	(4.9)%	$38,029	$36,326	$1,703	4.7%
Percentage of revenue	76.7%	78.2%			78.2%	78.9%
Service	10,970	10,578	392	3.7%	10,578	9,735	843	8.7%
Percentage of revenue	23.3%	21.8%			21.8%	21.1%
Total	$47,142	$48,607	$(1,465)	(3.0)%	$48,607	$46,061	$2,546	5.5%

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent
Revenue:
Americas	$27,781	$28,639	$(858)	(3.0)%	$28,639	$26,501	$2,138	8.1%
Percentage of revenue	58.9%	58.9%			58.9%	57.5%
EMEA	12,006	12,210	(204)	(1.7)%	12,210	12,075	135	1.1%
Percentage of revenue	25.5%	25.1%			25.1%	26.2%
APJC	7,355	7,758	(403)	(5.2)%	7,758	7,485	273	3.6%
Percentage of revenue	15.6%	16.0%			16.0%	16.3%
Total	$47,142	$48,607	$(1,465)	(3.0)%	$48,607	$46,061	$2,546	5.5%
Fiscal 2014 Compared with Fiscal 2013
For fiscal 2014, as compared with fiscal 2013, total revenue decreased by 3%. Product revenue decreased by 5%, while service revenue increased by 4%. The decrease in product revenue reflected declines across all geographic segments as well as across all customer markets. Service revenues experienced slower growth in our Americas and APJC geographic segments while we experienced slightly faster growth in the EMEA segment.
Across our geographic segments, product revenue for most of our emerging countries experienced a decline. The emerging countries of BRICM, in the aggregate, experienced an 11% product revenue decline, with declines across all of our customer markets.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in fiscal 2014 may have been adversely affected by the depreciation of the local currency relative to the U.S. dollar in certain emerging countries, although such indirect effects are difficult to measure, as noted.
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

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$20,631	$21,653	$(1,022)	(4.7)%	$21,653	$20,168	$1,485	7.4%
Percentage of product revenue	57.0%	57.0%			57.0%	55.5%
EMEA	9,655	10,049	(394)	(3.9)%	10,049	10,024	25	0.2%
Percentage of product revenue	26.7%	26.4%			26.4%	27.6%
APJC	5,886	6,327	(441)	(7.0)%	6,327	6,134	193	3.1%
Percentage of product revenue	16.3%	16.6%			16.6%	16.9%
Total	$36,172	$38,029	$(1,857)	(4.9)%	$38,029	$36,326	$1,703	4.7%
Americas
Fiscal 2014 Compared with Fiscal 2013
Product revenue in the Americas segment decreased by 5%, led by a significant decline in the service provider market and, to a lesser extent, declines in the public sector and commercial markets. Product revenue declined in the U.S. public sector market, led by lower sales to the U.S. federal government. From a country perspective, product revenue decreased by 5% in the United States, 10% in Canada, and 13% in Brazil, partially offset by an increase of 2% in Mexico.
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
EMEA
Fiscal 2014 Compared with Fiscal 2013
Product revenue in the EMEA segment decreased by 4%, led by a decline in the service provider market and, to a lesser extent, declines in the enterprise and public sector markets. Product revenue from emerging countries within EMEA decreased by 11%, led by a 24% decrease in Russia. Product revenue for the remainder of EMEA, which is primarily composed of countries in western Europe, declined by 2%.

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
APJC
Fiscal 2014 Compared with Fiscal 2013
Product revenue in the APJC segment decreased by 7%, led by declines in the service provider and enterprise markets and, to a lesser extent, a decline in the commercial market. We continued to experience declines in many of the emerging countries within this segment, most notably in India which experienced a year-over-year product revenue decline of 15%. Other countries that contributed to the weakness in this segment included Japan, Australia, and China, which experienced year-over-year product revenue declines of 11%, 7%, and 6%, respectively.
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
The following table presents revenue for groups of similar products (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$14,056	$14,767	$(711)	(4.8)%	$14,767	$14,634	$133	0.9%
Percentage of product revenue	38.9%	38.8%			38.8%	40.3%
NGN Routing	7,662	8,243	(581)	(7.0)%	8,243	8,395	(152)	(1.8)%
Percentage of product revenue	21.2%	21.7%			21.7%	23.1%
Service Provider Video	3,969	4,855	(886)	(18.2)%	4,855	3,869	986	25.5%
Percentage of product revenue	11.0%	12.8%			12.8%	10.7%
Collaboration	3,734	3,956	(222)	(5.6)%	3,956	4,194	(238)	(5.7)%
Percentage of product revenue	10.3%	10.4%			10.4%	11.5%
Data Center	2,640	2,074	566	27.3%	2,074	1,298	776	59.8%
Percentage of product revenue	7.3%	5.5%			5.5%	3.6%
Wireless	2,265	2,228	37	1.7%	2,228	1,697	531	31.3%
Percentage of product revenue	6.3%	5.9%			5.9%	4.7%
Security	1,566	1,348	218	16.2%	1,348	1,341	7	0.5%
Percentage of product revenue	4.3%	3.5%			3.5%	3.7%
Other	280	558	(278)	(49.8)%	558	898	(340)	(37.9)%
Percentage of product revenue	0.7%	1.4%			1.4%	2.4%
Total	$36,172	$38,029	$(1,857)	(4.9)%	$38,029	$36,326	$1,703	4.7%
Switching
Fiscal 2014 Compared with Fiscal 2013
Revenue in our Switching product category decreased by 5%, or $711 million, driven by a 12%, or $656 million, decrease in revenue from our modular switches. Revenue from our modular switches decreased due to lower sales of Cisco Catalyst 6000 Series Switches. We also experienced a 3% decrease in sales of storage products within this category. Revenue from our LAN fixed-configuration switches was relatively flat year over year, as lower sales of most of our fixed-configuration Cisco Catalyst Series Switches and fixed-configuration Cisco Nexus Series Switches were offset by the continued adoption of Cisco Catalyst 3850 Series Switches and Cisco Nexus 6000 Series Switches.

Fiscal 2013 Compared with Fiscal 2012
Product revenue in our Switching category increased by 1%, or $133 million as higher sales of LAN fixed-configuration switches were partially offset by lower sales of modular switches and storage products. Sales of LAN fixed-configuration switches increased by 4%, or $347 million, while sales of modular switches decreased by 1%, or approximately $76 million. The increase in sales of LAN fixed-configuration switches was primarily due to higher sales of Cisco Nexus Series Switches, partially offset by sales declines in certain of our Cisco Catalyst product families. Sales of modular switches decreased due to lower sales of Cisco Catalyst 6000 Series Switches, partially offset by higher sales in Cisco Nexus 7000 Series Switches. Product revenue in the Switching category was also negatively impacted by a 24% decrease in sales of storage products.
NGN Routing
Fiscal 2014 Compared with Fiscal 2013
The decrease in revenue in our NGN Routing product category of 7%, or $581 million, was driven by a 6%, or $278 million, decrease in revenue from high-end router products; a 9%, or $249 million, decrease in revenue from our midrange and low-end router products; and an 8%, or $54 million, decrease in revenue from other NGN Routing products. Revenue from our high-end products decreased due to lower sales of Cisco CRS-3 Carrier Routing System products and our legacy high-end router products, partially offset by increased sales of our Cisco Aggregation Services Routers (ASR) edge products. The decrease in revenue from our midrange and low-end router products was driven by lower sales of our Cisco Integrated Services Routers (ISR) products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products.
Fiscal 2013 Compared with Fiscal 2012
Sales in our NGN Routing product category decreased by 2%, or $152 million, driven by a 3%, or $141 million, decrease in sales of high-end router products and an 8%, or $58 million, decrease in sales of other NGN Routing products. These decreases were partially offset by a 2%, or $47 million, increase in sales of our midrange and low-end router products. Within the high-end router product category, we experienced lower sales of our Cisco CRS-1 and CRS-3 Carrier Routing System products and our legacy high-end router products, partially offset by continued adoption of our Cisco ASR products. Higher sales in our midrange and low-end router products were driven by the continued adoption of our Cisco ISR platform. The decline in sales of other NGN Routing products was due to decreased sales of certain other routing and optical networking products.
Service Provider Video
Fiscal 2014 Compared with Fiscal 2013
Revenue in our Service Provider Video product category decreased by 18%, or $886 million, with the largest driver of the decline being a 21%, or $812 million, decrease in sales of our Service Provider Video infrastructure products. The revenue decline in Service Provider Video infrastructure products, which includes connected devices products, was due primarily to lower sales of set-top boxes.
Fiscal 2013 Compared with Fiscal 2012
Our Service Provider Video products category grew by 25%, or $986 million, due primarily to the acquisition of NDS at the beginning of fiscal 2013. Higher revenue from our Service Provider Video infrastructure products also contributed to the increase. The increase in sales of our Service Provider Video infrastructure products was primarily due to increased sales of set-top boxes.
Collaboration
Fiscal 2014 Compared with Fiscal 2013
We continue to increase the proportion of recurring revenue in our Collaboration product category. Overall, revenue in our Collaboration product category decreased by 6%, or $222 million, primarily due to decreased revenue from our Cisco TelePresence and Unified Communications products, driven by weakness in endpoint products such as phones. These decreases were partially offset by higher revenue from our conferencing products.
Fiscal 2013 Compared with Fiscal 2012
Sales of Collaboration products decreased by 6%, or $238 million, primarily due to a decline in sales of Cisco TelePresence Systems and, to a lesser degree, a decline in sales of Unified Communications products. Lower public sector spending in the United States, as well as demand weakness in Europe, were significant drivers of the decline in sales of Cisco TelePresence Systems. We also experienced a decline in sales of Unified Communications products, which was due primarily to lower sales of Unified Communications infrastructure products as a result of our sales emphasis on shifting towards products with recurring revenue streams.

Data Center
Fiscal 2014 Compared with Fiscal 2013
We continue to experience solid growth in our Data Center product category, which grew by 27%, or $566 million, with sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs, and as new customers deploy these offerings.
To the extent our data center business grows and further penetrates the market, we expect that, in comparison to what we experienced during the initial rapid growth of this business, the growth rates for our data center product sales will experience more normal seasonality consistent with the overall server market.
Fiscal 2013 Compared with Fiscal 2012
We experienced strong growth in our Data Center product category, which grew by 60%, or $776 million, with strong sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing with our products for both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.
Wireless
Fiscal 2014 Compared with Fiscal 2013
We continue to increase the proportion of recurring revenue in our Wireless product category. Revenue in our Wireless product category increased by 2%, or $37 million, due to an increase in sales of Meraki products, which we acquired in the second quarter of fiscal 2013, partially offset by lower sales of other wireless products.
Fiscal 2013 Compared with Fiscal 2012
Sales of Wireless products increased by 31%, or $531 million. This increase reflects the continued customer adoption of and migration to the unified access architecture of the Cisco Unified Wireless Network, and also reflects increased sales of new products in this category as well as sales of products related to our acquisition of Meraki.
Security
Fiscal 2014 Compared with Fiscal 2013
We continue to increase the proportion of recurring revenue in our Security product category. Revenue in our Security product category was up 16%, or $218 million, driven primarily by sales of Sourcefire products, which company we acquired in the first quarter of fiscal 2014 and, to a lesser degree, by both higher sales of our high-end firewall products within our network security product portfolio and slightly higher sales of our content security products.
Fiscal 2013 Compared with Fiscal 2012
Sales of Security products were flat as higher sales in high-end firewall products within our network security product portfolio were offset by lower sales of our content security products.
Other Products
We experienced a year-over-year decrease in revenue in our Other Products category for both fiscal 2014 and 2013, due in large part to the sale of our Linksys product line in the third quarter of fiscal 2013.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$7,150	$6,986	$164	2.3%	$6,986	$6,333	$653	10.3%
Percentage of service revenue	65.2%	66.1%			66.1%	65.0%
EMEA	2,351	2,161	190	8.8%	2,161	2,051	110	5.4%
Percentage of service revenue	21.4%	20.4%			20.4%	21.1%
APJC	1,469	1,431	38	2.7%	1,431	1,351	80	5.9%
Percentage of service revenue	13.4%	13.5%			13.5%	13.9%
Total	$10,970	$10,578	$392	3.7%	$10,578	$9,735	$843	8.7%
Fiscal 2014 Compared with Fiscal 2013
Service revenue continued to experience slower growth than in prior fiscal years, with varying levels of growth across our geographic segments. Worldwide technical support services revenue increased by 4% while worldwide advanced services revenue experienced 3% growth. Technical support service revenue experienced growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, slightly declined in the Americas segment but had solid growth in the EMEA and APJC segments due to growth in subscription revenues.
Fiscal 2013 Compared with Fiscal 2012
Service revenue experienced solid growth across all of our geographic segments. Worldwide technical support services revenue increased by 6%, and worldwide advanced services experienced 16% revenue growth. Technical support service experienced growth across all of our geographic segments, led by growth in our Americas segment. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving these increases. We experienced revenue growth in advanced services across all geographic segments, led by growth in the Americas segment. Advanced services revenue growth was driven by solid growth in both transaction and subscription revenues.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 26, 2014	July 27, 2013	July 28, 2012	July 26, 2014	July 27, 2013	July 28, 2012
Gross margin:
Product	$20,531	$22,488	$21,821	56.8%	59.1%	60.1%
Service	7,238	6,952	6,388	66.0%	65.7%	65.6%
Total	$27,769	$29,440	$28,209	58.9%	60.6%	61.2%
Product Gross Margin
Fiscal 2014 Compared with Fiscal 2013
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2013 to fiscal 2014:

Product Gross Margin Percentage
Fiscal 2013	59.1%
Product pricing	(3.1)%
Supplier component remediation charge	(1.8)%
Mix of products sold	(0.5)%
Amortization of purchased intangible assets	(0.5)%
Productivity (1)	3.0%
TiVo patent litigation settlement	0.5%
Acquisition fair value adjustment to inventory and other	0.1%
Fiscal 2014	56.8%
(1) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Product gross margin decreased by 2.3 percentage points compared with fiscal 2013.
The decrease in product gross margin was driven by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. The decrease was also due, in part, to the charge of $655 million to product cost of sales recorded in fiscal 2014 related to the expected cost of remediation of issues with memory components in certain products sold in prior fiscal years. In addition, the shift in the mix of products sold decreased our product gross margin, primarily as a result of a revenue increase in our relatively lower margin Cisco Unified Computing System products and decreased revenue from our higher margin core products, partially offset by decreased revenue from our relatively lower margin Service Provider Video products. Our product gross margin for fiscal 2014 was also negatively impacted by higher amortization expense of purchased intangible assets. For further explanation of the increase in amortization of purchased intangible assets, see “Amortization of Purchased Intangible Assets” below.
These amounts were partially offset by productivity benefits and the absence of charges related to the TiVo patent litigation settlement which we incurred in the fourth quarter of fiscal 2013. The productivity benefits we experienced in fiscal 2014 were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in fiscal 2014, fiscal 2013 and fiscal 2012, may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

Fiscal 2013 Compared with Fiscal 2012
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2012 to fiscal 2013:

Product Gross Margin Percentage
Fiscal 2012	60.1%
Product pricing	(2.9)%
Mix of products sold	(0.7)%
Productivity	3.7%
TiVo patent litigation settlement	(0.5)%
Amortization of purchased intangible assets	(0.5)%
Acquisition fair value adjustment to inventory and other	(0.1)%
Fiscal 2013	59.1%
Product gross margin decreased by 1.0 percentage points compared with fiscal 2012. Unfavorable impacts from product pricing contributed to our decreased product gross margin percentage in fiscal 2013. These factors impacted most of our customer markets and all of our geographic segments. Additionally, our product gross margin for fiscal 2013 was negatively impacted by the shift in the mix of products sold, primarily as a result of revenue increases for our relatively lower margin Cisco Unified Computing System products. These impacts were offset by continued productivity improvements. The productivity improvements were in large part due to increased benefits from cost savings, particularly in certain of our Switching and NGN Routing categories in which product transitions have been taking place, and were driven by value engineering efforts, favorable component pricing, and continued operational efficiency in manufacturing operations. Because the preceding factors largely offset each other, the decline in our product gross margin percentage was largely driven by our acquisition of NDS, which resulted in higher amortization expense from purchased intangible assets along with costs resulting from a fair value adjustment to inventory acquired as part of that acquisition. In addition, during fiscal 2013 we incurred charges related to the TiVo patent litigation settlement in the fourth quarter that were included as part of cost of sales. The combined effect of these items was a negative impact to our product gross margin of 1.1 percentage points for fiscal 2013.
Service Gross Margin
Fiscal 2014 Compared with Fiscal 2013
Our service gross margin percentage increased slightly by 0.3 percentage points for fiscal 2014, as compared with fiscal 2013. The increase was primarily due to higher sales volume in both advanced services and technical support services. The benefits to gross margin of increased sales volume were partially offset by increased cost impacts such as outside service costs, partner delivery costs, and headcount-related costs.
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

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 26, 2014	July 27, 2013	July 28, 2012	July 26, 2014	July 27, 2013	July 28, 2012
Gross margin:
Americas	$17,379	$17,887	$16,639	62.6%	62.5%	62.8%
EMEA	7,700	7,876	7,605	64.1%	64.5%	63.0%
APJC	4,252	4,637	4,519	57.8%	59.8%	60.4%
Segment total	29,331	30,400	28,763	62.2%	62.5%	62.4%
Unallocated corporate items (1)	(1,562)	(960)	(554)
Total	$27,769	$29,440	$28,209	58.9%	60.6%	61.2%
(1) The unallocated corporate items for the years presented include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, significant litigation and other contingencies, impacts to cost of sales from purchase accounting adjustments to inventory, charges related to asset impairments and restructurings, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Fiscal 2014 Compared with Fiscal 2013
The Americas segment experienced a slight gross margin percentage increase due to the impact of productivity improvements in this geographic segment. Partially offsetting this favorable impact to gross margin were negative impacts from pricing and an unfavorable mix. The unfavorable mix impact was driven by revenue increases in our relatively lower margin Cisco Unified Computing System products and lower sales of our higher margin core products, partially offset by decreased revenue from our relatively lower margin Service Provider Video products.
The gross margin percentage decrease in our EMEA segment was due primarily to the unfavorable impacts from pricing, as well as an unfavorable mix impact, partially offset by productivity improvements in this geographic segment. The unfavorable mix impact was driven by an increase in revenue from our lower margin Cisco Unified Computing System products.
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
The Americas segment experienced a slight gross margin percentage decline due to the unfavorable impacts from pricing, and also due to unfavorable mix impacts, partially offset by productivity improvements.
The gross margin percentage increase in our EMEA segment was primarily the result of productivity improvements from lower overall manufacturing costs and, to a lesser degree, favorable mix impacts and higher service gross margin. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing.
The APJC segment gross margin percentage declined due primarily to the unfavorable impacts from pricing, lower service gross margin, and unfavorable mix impacts. Partially offsetting these factors were productivity improvements, driven in large part by lower overall manufacturing costs and higher volume.

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
Product gross margin may be adversely affected in the future by changes in the mix of products sold, including periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages and new business models for our offerings such as XaaS; our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially those from China; changes in geographic mix of our product revenue; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs, including share-based compensation expense; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services; the timing of technical support service contract initiations and renewals; share-based compensation expense; and the timing of our strategic investments in headcount and resources to support this business.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	July 27, 2013	July 28, 2012	Variance in Dollars	Variance in Percent
Research and development	$6,294	$5,942	$352	5.9%	$5,942	$5,488	$454	8.3%
Percentage of revenue	13.4%	12.2%			12.2%	11.9%
Sales and marketing	9,503	9,538	(35)	(0.4)%	9,538	9,647	(109)	(1.1)%
Percentage of revenue	20.2%	19.6%			19.6%	20.9%
General and administrative	1,934	2,264	(330)	(14.6)%	2,264	2,322	(58)	(2.5)%
Percentage of revenue	4.1%	4.7%			4.7%	5.0%
Total	$17,731	$17,744	$(13)	(0.1)%	$17,744	$17,457	$287	1.6%
Percentage of revenue	37.6%	36.5%			36.5%	37.9%

R&D Expenses
Fiscal 2014 Compared with Fiscal 2013
R&D expenses increased for fiscal 2014, as compared with fiscal 2013, primarily due to compensation expense recorded in fiscal 2014 in connection with our acquisition of the remaining interest in Insieme Networks, Inc. (“Insieme”). See Note 12 to the Consolidated Financial Statements. Higher share-based compensation expense and higher contracted services also contributed to the increase. These increases were partially offset by reduced variable compensation expense as a result of our financial performance and efficiencies related to our workforce reduction plan announced in August 2013.
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

Sales and Marketing Expenses
Fiscal 2014 Compared with Fiscal 2013
Sales and marketing expenses for fiscal 2014, as compared with fiscal 2013, decreased slightly due to lower advertising expenses, reductions in other discretionary spending, and lower expenses in other areas such as depreciation expense. These decreases were substantially offset by higher share based compensation expense and higher acquisition- related costs.
Fiscal 2013 Compared with Fiscal 2012
For fiscal 2013, as compared with fiscal 2012, sales and marketing expenses decreased by $109 million, primarily due to lower share-based compensation expense and, to a lesser degree, lower discretionary spending and contracted services. These items were partially offset by higher headcount-related expense resulting largely from our acquisitions.

G&A Expenses
Fiscal 2014 Compared with Fiscal 2013
G&A expenses decreased in fiscal 2014, as compared with fiscal 2013, due to lower contracted services, lower corporate-level expenses, and lower headcount-related expenses. The lower headcount-related expenses were due to efficiencies related to our workforce reduction plan announced in August 2013, and also due to reduced variable compensation expense as a result of our lower financial performance.

Fiscal 2013 Compared with Fiscal 2012
G&A expenses decreased in fiscal 2013, as compared with fiscal 2012, primarily due to the absence in fiscal 2013 of $202 million of impairment charges on real estate held for sale recorded in the fourth quarter of fiscal 2012. Lower share-based compensation expense in fiscal 2013 and a recovery in the market value of property held for sale recorded during fiscal 2013 also contributed to the decrease. These decreases were partially offset by higher headcount-related expenses resulting in part from our acquisitions and also by higher corporate-level expenses. Corporate-level expenses, which tend to vary from period to period, included operational infrastructure activities such as IT project implementations, which included investments in our global data center infrastructure, and investments related to operational and financial systems.
Effect of Foreign Currency
In fiscal 2014, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $153 million, or approximately 0.9%, compared with fiscal 2013. In fiscal 2013, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $227 million, or approximately 1.3%, compared with fiscal 2012.
Headcount
Fiscal 2014 Compared with Fiscal 2013
Our headcount decreased by approximately 1,000 employees in fiscal 2014. The decrease was due to headcount reductions from attrition and from our workforce reduction plan announced in August 2013. These headcount reductions were partially offset by the increase in headcount from targeted hiring in engineering, services, sales, and also by increased headcount from our recent acquisitions.
In August 2014, we announced a restructuring plan that will impact up to 6,000 employees, representing approximately 8% of our global workforce. We expect to reinvest substantially all of the cost savings from the restructuring actions in our key growth areas such as data center, software, security, and cloud.
Fiscal 2013 Compared with Fiscal 2012
Our headcount increased by 8,410 employees in fiscal 2013. The increase was attributable to the headcount from acquisitions, the largest of which was NDS, as well as targeted hiring in engineering and services.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Cost of sales—product	$45	$40	$53
Cost of sales—service	150	138	156
Share-based compensation expense in cost of sales	195	178	209
Research and development	411	286	401
Sales and marketing	549	484	588
General and administrative	198	175	203
Restructuring and other charges	(5)	(3)	—
Share-based compensation expense in operating expenses	1,153	942	1,192
Total share-based compensation expense	$1,348	$1,120	$1,401
The increase in share-based compensation expense for fiscal 2014, as compared with fiscal 2013, was due primarily to share-based compensation expense attributable to equity awards assumed with respect to our recent acquisitions and higher forfeiture credits in fiscal 2013.
The decrease in share-based compensation expense for fiscal 2013, as compared with fiscal 2012, was due primarily to a decrease in the aggregate value of share-based awards granted in recent periods, higher forfeiture credits in fiscal 2013, and the effect of stock options awards from prior years becoming fully amortized and replaced with restricted stock units with a lower aggregate value.

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Amortization of purchased intangible assets:
Cost of sales	$742	$606	$424
Operating expenses	275	395	383
Total	$1,017	$1,001	$807
Amortization of purchased intangible assets increased in both fiscal 2014 and fiscal 2013 as compared with the respective prior fiscal years. The increases were primarily due to amortization of purchased intangible assets from our recent acquisitions partially offset by certain purchased intangible assets having become fully amortized.
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
Restructuring and Other Charges
Fiscal 2014 Plan and Fiscal 2011 Plans
In August 2013, we announced a workforce reduction plan that would impact up to 4,000 employees, or 5%, of our global workforce. In connection with this Fiscal 2014 Plan, during fiscal 2014 we incurred within operating expenses restructuring and other charges of approximately $418 million which were related primarily to employee severance charges for employees impacted by our workforce reduction plan under the Fiscal 2014 Plan. We have completed the Fiscal 2014 Plan and we do not expect any remaining charges related to this action. In fiscal 2013 and fiscal 2012, we incurred within operating expenses net restructuring and other charges of $105 million and $304 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction under Fiscal 2011 Plans.
Fiscal 2015 Plan
In August 2014, we announced a restructuring plan that will impact up to 6,000 employees, representing approximately 8% of our global workforce. We expect to take action under this plan beginning in the first quarter of fiscal 2015. We currently estimate that we will recognize pre-tax charges in an amount not expected to exceed $700 million consisting of severance and other one-time termination benefits, and other associated costs.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Operating income	$9,345	$11,196	$10,065
Operating income as a percentage of revenue	19.8%	23.0%	21.9%
For fiscal 2014, as compared with fiscal 2013, operating income decreased by 17%, and as a percentage of revenue operating income decreased by 3.2 percentage points. The decrease resulted from the following: a decrease in revenue; a gross margin percentage decline, driven in part by the $655 million supplier component remediation charge (or 1.4 percentage points); the $416 million compensation expense recorded in fiscal 2014 in connection with our acquisition of the remaining interest in Insieme; and an increase in restructuring and other charges related to the workforce reduction under the Fiscal 2014 Plan.
In fiscal 2013 our results reflected solid execution on delivering profitable growth, as we grew operating income faster than revenue. In fiscal 2013, as compared with fiscal 2012, operating income increased by 11%, and as a percentage of revenue operating income increased by 1.1 percentage points. The increases resulted from the following: revenue growth of 6%; continuing focus on expense management, which resulted in lower sales and marketing and G&A expenses as a percentage of revenue; and lower restructuring and other charges.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	July 27, 2013	July 28, 2012	Variance in Dollars
Interest income	$691	$654	$37	$654	$650	$4
Interest expense	(564)	(583)	19	(583)	(596)	13
Interest income (expense), net	$127	$71	$56	$71	$54	$17
Fiscal 2014 Compared with Fiscal 2013
Interest income increased in fiscal 2014 as compared with fiscal 2013 due to the increase in our portfolio of cash, cash equivalents, and fixed income investments. The decrease in interest expense in fiscal 2014 as compared with the prior fiscal year was primarily attributable to the favorable impact of incremental interest rate swaps entered into during fiscal 2014 and the fourth quarter of fiscal 2013. This decrease was partially offset by additional interest expense due to the increase in long-term debt in fiscal 2014.
Fiscal 2013 Compared with Fiscal 2012
Interest income increased slightly in fiscal 2013 as compared with prior fiscal year due primarily to increased interest income earned on financing receivables, partially offset by lower interest income from our portfolio of cash, cash equivalents, and fixed income investments as a result of lower average interest rates. The decrease in interest expense in fiscal 2013 as compared with fiscal 2012 was attributable to the favorable impact of interest rate swaps and lower expense on our floating-rate notes as the benchmark London InterBank Offered Rate (LIBOR) decreased.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

Years Ended	July 26, 2014	July 27, 2013	Variance in Dollars	July 27, 2013	July 28, 2012	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$253	$17	$236	$17	$43	$(26)
Fixed income securities	47	31	16	31	58	(27)
Total available-for-sale investments	300	48	252	48	101	(53)
Privately held companies	(60)	(57)	(3)	(57)	(70)	13
Net gains (losses) on investments	240	(9)	249	(9)	31	(40)
Other gains (losses), net	3	(31)	34	(31)	9	(40)
Other income (loss), net	$243	$(40)	$283	$(40)	$40	$(80)
Fiscal 2014 Compared with Fiscal 2013
The increase in total net gains on available-for-sale investments in fiscal 2014 compared with fiscal 2013 was primarily attributable to higher gains on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net losses on investments in privately held companies for the fiscal 2014 as compared with fiscal 2013 was primarily due to an increase of $40 million in our proportional share of losses from our VCE joint venture, partially offset by higher realized gains from various investments in privately held companies.
The change in other gains (losses), net in fiscal 2014 as compared with fiscal 2013 was primarily due to higher gains on equity derivative instruments and lower donation expenses, partially offset by unfavorable foreign exchange impacts in fiscal 2014.
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
Fiscal 2014 Compared with Fiscal 2013
The provision for income taxes resulted in an effective tax rate of 19.2% for fiscal 2014, compared with 11.1% for fiscal 2013. The net 8.1 percentage point increase in the effective tax rate between fiscal years was primarily attributable to a non-recurring net tax benefit of $794 million, or 7.1 percentage points, due to a tax settlement with the IRS in fiscal 2013.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 35% and for further explanation of our provision for income taxes, see Note 16 to the Consolidated Financial Statements.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 26, 2014	July 27, 2013	Increase (Decrease)
Cash and cash equivalents	$6,726	$7,925	$(1,199)
Fixed income securities	43,396	39,888	3,508
Publicly traded equity securities	1,952	2,797	(845)
Total	$52,074	$50,610	$1,464
The net increase in cash and cash equivalents and investments from fiscal 2013 to fiscal 2014 was primarily the result of cash provided by operating activities of $12.3 billion, a net increase in debt of $4.7 billion and the issuance of common stock of $1.9 billion pursuant to employee stock incentive and purchase plans. These sources of cash were partially offset by the repurchase of common stock of $9.4 billion under the stock repurchase program, cash dividends paid of $3.8 billion, net cash paid for acquisitions of $3.0 billion, and capital expenditures of $1.3 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $47.4 billion and $40.4 billion as of July 26, 2014 and July 27, 2013, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of July 26, 2014 and July 27, 2013 was $4.7 billion and $10.2 billion, respectively.
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
Free Cash Flow and Capital Allocation As part of our capital allocation strategy, we intend to return a minimum of 50% of our free cash flow annually to our shareholders through cash dividends and repurchases of common stock.
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Net cash provided by operating activities	$12,332	$12,894	$11,491
Acquisition of property and equipment	(1,275)	(1,160)	(1,126)
Free cash flow	$11,057	$11,734	$10,365
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 26, 2014	$0.72	$3,758	420	$22.71	$9,539	$13,297
July 27, 2013	$0.62	$3,310	128	$21.63	$2,773	$6,083
July 28, 2012	$0.28	$1,501	262	$16.64	$4,360	$5,861
On August 26, 2014, our Board of Directors declared a quarterly dividend of $0.19 per common share to be paid on October 22, 2014 to all shareholders of record as of the close of business on October 2, 2014. Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	July 26, 2014	July 27, 2013	Increase (Decrease)
Accounts receivable, net	$5,157	$5,470	$(313)
DSO	38	40	(2)
Our accounts receivable net, as of July 26, 2014 decreased by approximately 6% compared with the end of fiscal 2013. Our DSO as of July 26, 2014 was lower by 2 days compared with the end of fiscal 2013, primarily due to an improvement in the linearity of shipments.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	July 26, 2014	July 27, 2013	Increase (Decrease)
Inventories	$1,591	$1,476	$115
Annualized inventory turns	12.7	13.8	(1.1)
Purchase commitments with contract manufacturers and suppliers	$4,169	$4,033	$136
Inventory as of July 26, 2014 increased by 8% from our inventory balance at the end of fiscal 2013, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 3%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 5% compared with the end of fiscal 2013. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of July 26, 2014, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
July 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables less unearned income	$3,527	$1,683	$3,210	$8,420	$263	$202	$465	$8,885
Allowance for credit loss	(233)	(98)	(18)	(349)	—	—	—	(349)
Deferred revenue	(23)	(5)	(1,843)	(1,871)	(127)	(166)	(293)	(2,164)
Net balance sheet exposure	$3,271	$1,580	$1,349	$6,200	$136	$36	$172	$6,372
Financing Receivables  Financing receivables less unearned income increased by 2% compared with the end of fiscal 2013. The change was primarily due to a 2% increase in both loan receivables and financed service contracts and other, and also due to 1% increase in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		July 26, 2014	July 27, 2013
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.25%	March 14, 2014		$—	$1,250
Three-month LIBOR plus 0.05%	September 3, 2015	(1)	850	—
Three-month LIBOR plus 0.28%	March 3, 2017	(1)	1,000	—
Three-month LIBOR plus 0.50%	March 1, 2019	(1)	500	—
Fixed-rate notes:
1.625%	March 14, 2014		—	2,000
2.90%	November 17, 2014		500	500
5.50%	February 22, 2016		3,000	3,000
1.10%	March 3, 2017	(1)	2,400	—
3.15%	March 14, 2017		750	750
4.95%	February 15, 2019		2,000	2,000
2.125%	March 1, 2019	(1)	1,750	—
4.45%	January 15, 2020		2,500	2,500
2.90%	March 4, 2021	(1)	500	—
3.625%	March 4, 2024	(1)	1,000	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$20,750	$16,000
(1) In March 2014, we issued senior notes with an aggregate principal amount of $8.0 billion.
We repaid senior floating-rate and fixed-rate notes upon their maturity in the third quarter of fiscal 2014 for an aggregate principal amount of $3.3 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of July 26, 2014.
Other Debt Other debt as of July 26, 2014 and July 27, 2013 includes secured borrowings associated with customer financing arrangements. As of July 27, 2013, we also had outstanding notes related to our investment in Insieme. The amount of borrowings outstanding under these arrangements was $12 million and $31 million as of July 26, 2014 and July 27, 2013, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. In fiscal 2014, we issued and repaid $1.0 billion of indebtedness under commercial paper and had no commercial paper notes outstanding as of each of July 26, 2014 and July 27, 2013.
Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of July 26, 2014, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two additional years, or up to February 17, 2019.

Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 26, 2014	July 27, 2013	Increase (Decrease)
Service	$9,640	$9,403	$237
Product	4,502	4,020	482
Total	$14,142	$13,423	$719
Reported as:
Current	$9,478	$9,262	$216
Noncurrent	4,664	4,161	503
Total	$14,142	$13,423	$719
The increase in deferred service revenue in fiscal 2014 reflects the impact of new contract initiations and renewals, partially offset by an increase in customers paying technical support service contracts over time and the impact of ongoing amortization of deferred service revenue. The increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and to a lesser extent, due to an increase in shipments not having met revenue recognition criteria as of July 26, 2014.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 26, 2014 (in millions):

	PAYMENTS DUE BY PERIOD
July 26, 2014	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,239	$399	$457	$196	$187
Purchase commitments with contract manufacturers and suppliers	4,169	4,169	—	—	—
Other purchase obligations	896	534	316	45	1
Long-term debt	20,754	500	8,004	4,250	8,000
Other long-term liabilities	1,379	—	505	55	819
Total by period	$28,437	$5,602	$9,282	$4,546	$9,007
Other long-term liabilities (uncertainty in the timing of future payments)	2,220
Total	$30,657
Operating Leases  For more information on our operating leases, see Note 12 to the Consolidated Financial Statements.
Purchase Commitments with Contract Manufacturers and Suppliers   We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. A significant portion of our reported estimated purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.” As of July 26, 2014, the liability for these purchase commitments was $162 million and is recorded in other current liabilities and is not included in the preceding table.
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

Other Long-Term Liabilities   Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, noncurrent deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1,851 million and noncurrent deferred tax liabilities of $369 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions (see Note 16 to the Consolidated Financial Statements).
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During fiscal 2014, we recorded compensation expense of $416 million, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $855 million, net of forfeitures and including the $416 million that has been expensed during fiscal 2014. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $255 million as of July 26, 2014, compared with $263 million as of July 27, 2013.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of July 26, 2014 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of July 26, 2014, our cumulative gross investment in VCE was approximately $716 million, inclusive of accrued interest, and our ownership percentage was approximately 35%. During fiscal 2014, we invested approximately $185 million in VCE. We account for our investment in VCE under the equity method, and our portion of VCE’s net loss is recognized in other income (loss), net. As of July 26, 2014, we have recorded cumulative losses from VCE of $644 million since inception. Our carrying value in VCE as of July 26, 2014 was $72 million. Over the next 12 months, as VCE scales its operations, we may make additional investments in VCE and may incur additional losses proportionate with our share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of July 26, 2014.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2014 and 2013 was $1.5 billion and $0.7 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of July 26, 2014 and July 27, 2013, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of July 26, 2014. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of July 26, 2014. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of July 26, 2014, approximately 76% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our fixed income securities, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), plus 100 BPS, and plus 150 BPS. Due to the low interest rate environment at the end of each of fiscal 2014 and fiscal 2013, we did not believe a parallel shift of minus 100 BPS or minus 150 BPS was relevant. The hypothetical fair values as of July 26, 2014 and July 27, 2013 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$43,721	$43,396	$43,071	$42,747	$42,422

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 27, 2013	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$40,193	$39,888	$39,583	$39,278	$38,973
Financing Receivables As of July 26, 2014, our financing receivables had a carrying value of $8.1 billion, compared with $7.9 billion as of July 27, 2013. As of July 26, 2014, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 26, 2014, we had $20.8 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $18.4 billion fixed-rate notes. The carrying amount of the senior notes was $20.9 billion, and the related fair value based on market prices was $22.4 billion. As of July 26, 2014, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $10.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.

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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of July 26, 2014 and July 27, 2013 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,144	$1,307	$1,471	$1,634	$1,797	$1,961	$2,124

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 27, 2013	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,000	$1,143	$1,286	$1,429	$1,572	$1,715	$1,858
Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of July 26, 2014, the total carrying amount of our investments in privately held companies was $899 million, compared with $833 million at July 27, 2013. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 26, 2014		July 27, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,635	$(3)	$3,472	$7
Sold	$896	$2	$1,401	$(5)
Option contracts:
Purchased	$494	$5	$716	$23
Sold	$466	$(2)	$696	$(4)
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
Approximately 65% of our operating expenses are U.S.-dollar denominated. In fiscal 2014, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $153 million, or approximately 0.9%, compared with fiscal 2013.In fiscal 2013, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $227 million, or approximately 1.3% as compared with fiscal 2012. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cisco Systems, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of cash flows and of equity present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 26, 2014 and July 27, 2013, and the results of their operations and their cash flows for each of the three years in the period ended July 26, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 26, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
September 9, 2014

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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 26, 2014. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding page.

/S/ JOHN T. CHAMBERS	/S/ FRANK A. CALDERONI

John T. Chambers	Frank A. Calderoni
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 9, 2014	September 9, 2014

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 26, 2014	July 27, 2013
ASSETS
Current assets:
Cash and cash equivalents	$6,726	$7,925
Investments	45,348	42,685
Accounts receivable, net of allowance for doubtful accounts of $265 at July 26, 2014 and $228 at July 27, 2013	5,157	5,470
Inventories	1,591	1,476
Financing receivables, net	4,153	4,037
Deferred tax assets	2,808	2,616
Other current assets	1,331	1,312
Total current assets	67,114	65,521
Property and equipment, net	3,252	3,322
Financing receivables, net	3,918	3,911
Goodwill	24,239	21,919
Purchased intangible assets, net	3,280	3,403
Other assets	3,331	3,115
TOTAL ASSETS	$105,134	$101,191
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$508	$3,283
Accounts payable	1,032	1,029
Income taxes payable	159	192
Accrued compensation	3,181	3,182
Deferred revenue	9,478	9,262
Other current liabilities	5,451	5,048
Total current liabilities	19,809	21,996
Long-term debt	20,401	12,928
Income taxes payable	1,851	1,748
Deferred revenue	4,664	4,161
Other long-term liabilities	1,748	1,230
Total liabilities	48,473	42,063
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,107 and 5,389 shares issued and outstanding at July 26, 2014 and July 27, 2013, respectively	41,884	42,297
Retained earnings	14,093	16,215
Accumulated other comprehensive income	677	608
Total Cisco shareholders’ equity	56,654	59,120
Noncontrolling interests	7	8
Total equity	56,661	59,128
TOTAL LIABILITIES AND EQUITY	$105,134	$101,191
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
REVENUE:
Product	$36,172	$38,029	$36,326
Service	10,970	10,578	9,735
Total revenue	47,142	48,607	46,061
COST OF SALES:
Product	15,641	15,541	14,505
Service	3,732	3,626	3,347
Total cost of sales	19,373	19,167	17,852
GROSS MARGIN	27,769	29,440	28,209
OPERATING EXPENSES:
Research and development	6,294	5,942	5,488
Sales and marketing	9,503	9,538	9,647
General and administrative	1,934	2,264	2,322
Amortization of purchased intangible assets	275	395	383
Restructuring and other charges	418	105	304
Total operating expenses	18,424	18,244	18,144
OPERATING INCOME	9,345	11,196	10,065
Interest income	691	654	650
Interest expense	(564)	(583)	(596)
Other income (loss), net	243	(40)	40
Interest and other income (loss), net	370	31	94
INCOME BEFORE PROVISION FOR INCOME TAXES	9,715	11,227	10,159
Provision for income taxes	1,862	1,244	2,118
NET INCOME	$7,853	$9,983	$8,041

Net income per share:
Basic	$1.50	$1.87	$1.50
Diluted	$1.49	$1.86	$1.49
Shares used in per-share calculation:
Basic	5,234	5,329	5,370
Diluted	5,281	5,380	5,404

Cash dividends declared per common share	$0.72	$0.62	$0.28
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Net income	$7,853	$9,983	$8,041
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(146), $(2), and $6 for fiscal 2014, 2013, and 2012, respectively	233	(6)	(31)
Net gains reclassified into earnings, net of tax expense of $111, $17, and $36 for fiscal 2014, 2013, and 2012, respectively	(189)	(31)	(65)
	44	(37)	(96)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0, $(1), and $0 for fiscal 2014, 2013, and 2012, respectively	48	73	(131)
Net (gains) losses reclassified into earnings	(68)	(12)	72
	(20)	61	(59)
Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $(5), $(1), and $36 for fiscal 2014, 2013, and 2012, respectively	44	(84)	(496)
Other comprehensive income(loss)	68	(60)	(651)
Comprehensive income	7,921	9,923	7,390
Comprehensive (income) loss attributable to noncontrolling interests	1	7	18
Comprehensive income attributable to Cisco Systems, Inc.	$7,922	$9,930	$7,408
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Cash flows from operating activities:
Net income	$7,853	$9,983	$8,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,432	2,451	2,208
Share-based compensation expense	1,348	1,120	1,401
Provision for receivables	79	44	50
Deferred income taxes	(678)	(37)	(314)
Excess tax benefits from share-based compensation	(118)	(92)	(60)
(Gains) losses on investments and other, net	(299)	(91)	363
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	340	(1,001)	272
Inventories	(109)	218	(287)
Financing receivables	(119)	(723)	(846)
Other assets	33	(27)	(674)
Accounts payable	(23)	164	(7)
Income taxes, net	191	(239)	418
Accrued compensation	(42)	134	(101)
Deferred revenue	659	598	727
Other liabilities	785	392	300
Net cash provided by operating activities	12,332	12,894	11,491
Cash flows from investing activities:
Purchases of investments	(36,317)	(36,608)	(41,782)
Proceeds from sales of investments	18,193	14,799	27,337
Proceeds from maturities of investments	15,660	17,909	12,103
Acquisition of businesses, net of cash and cash equivalents acquired	(2,989)	(6,766)	(375)
Purchases of investments in privately held companies	(384)	(225)	(380)
Return of investments in privately held companies	213	209	242
Acquisition of property and equipment	(1,275)	(1,160)	(1,126)
Proceeds from sales of property and equipment	232	141	50
Other	24	(67)	116
Net cash used in investing activities	(6,643)	(11,768)	(3,815)
Cash flows from financing activities:
Issuances of common stock	1,907	3,338	1,372
Repurchases of common stock - repurchase program	(9,413)	(2,773)	(4,560)
Shares repurchased for tax withholdings on vesting of restricted stock units	(430)	(330)	(200)
Short-term borrowings, original maturities less than 90 days, net	(2)	(20)	(557)
Issuances of debt	8,001	24	—
Repayments of debt	(3,276)	(16)	—
Excess tax benefits from share-based compensation	118	92	60
Dividends paid	(3,758)	(3,310)	(1,501)
Other	(35)	(5)	(153)
Net cash used in financing activities	(6,888)	(3,000)	(5,539)
Net (decrease) increase in cash and cash equivalents	(1,199)	(1,874)	2,137
Cash and cash equivalents, beginning of fiscal year	7,925	9,799	7,662
Cash and cash equivalents, end of fiscal year	$6,726	$7,925	$9,799

Supplemental cash flow information:
Cash paid for interest	$682	$682	$681
Cash paid for income taxes, net	$2,349	$1,519	$2,014
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2011	5,435	$38,648	$7,284	$1,294	$47,226	$33	$47,259
Net income			8,041		8,041		8,041
Other comprehensive income (loss)				(633)	(633)	(18)	(651)
Issuance of common stock	137	1,372			1,372		1,372
Repurchase of common stock	(262)	(1,890)	(2,470)		(4,360)		(4,360)
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	(200)			(200)		(200)
Cash dividends declared ($0.28 per common share)			(1,501)		(1,501)		(1,501)
Tax effects from employee stock incentive plans		(66)			(66)		(66)
Share-based compensation expense		1,401			1,401		1,401
Purchase acquisitions and other		6			6		6
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			9,983		9,983		9,983
Other comprehensive income (loss)				(53)	(53)	(7)	(60)
Issuance of common stock	235	3,338			3,338		3,338
Repurchase of common stock	(128)	(961)	(1,812)		(2,773)		(2,773)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(330)			(330)		(330)
Cash dividends declared ($0.62 per common share)			(3,310)		(3,310)		(3,310)
Tax effects from employee stock incentive plans		(204)			(204)		(204)
Share-based compensation expense		1,120			1,120		1,120
Purchase acquisitions and other		63			63		63
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			7,853		7,853		7,853
Other comprehensive income (loss)				69	69	(1)	68
Issuance of common stock	156	1,907			1,907		1,907
Repurchase of common stock	(420)	(3,322)	(6,217)		(9,539)		(9,539)
Shares repurchased for tax withholdings on vesting of restricted stock units	(18)	(430)			(430)		(430)
Cash dividends declared ($0.72 per common share)			(3,758)		(3,758)		(3,758)
Tax effects from employee stock incentive plans		35			35		35
Share-based compensation expense		1,348			1,348		1,348
Purchase acquisitions and other		49			49		49
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 26, 2014, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,288	$21,324	$67,121	$88,445
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2014, fiscal 2013, and fiscal 2012 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(b) Available-for-Sale Investments   The Company classifies its investments in both fixed income securities and publicly traded equity securities as available-for-sale investments. Fixed income securities primarily consist of U.S. government securities, U.S. government agency securities, non-U.S. government and agency securities, corporate debt securities, and U.S. agency mortgage-backed securities. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of fixed income and public equity securities sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive income (AOCI), net of tax. The Company classifies its investments as current based on the nature of the investments and their availability for use in current operations.
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
(f) Financing Receivables and Guarantees   The Company provides financing arrangements, including leases, financed service contracts, and loans, for certain qualified end-user customers to build, maintain, and upgrade their networks. Lease receivables primarily represent sales-type and direct-financing leases. Leases have on average a four-year term and are usually collateralized by a security interest in the underlying assets, while loan receivables generally have terms of up to three years. Financed service contracts typically have terms of one to three years and primarily relate to technical support services.
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
Financing receivables are written off at the point when they are considered uncollectible, and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit loss. The Company does not typically have any partially written-off financing receivables.
Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. The Company does not accrue interest on financing receivables that are considered impaired or more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured and in the process of collection. Financing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and the customer remains current for an appropriate period.
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
(g) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $1.2 billion, $1.2 billion, and $1.1 billion for fiscal 2014, 2013, and 2012, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	10 years
Leasehold improvements	Shorter of remaining lease term or up to 10 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term
Furniture and fixtures	5 years
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
(i) Goodwill and Purchased Intangible Assets   Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. See “Long-Lived Assets” for the Company’s policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.
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
(o) Revenue Recognition The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. For hosting arrangements, the Company recognizes subscription revenue ratably over the subscription period, while usage revenue is recognized based on utilization. Software subscription revenue is deferred and recognized ratably over the subscription term upon delivery of the first product and commencement of the term. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services transactional revenue is recognized upon delivery or completion of performance.
The Company uses distributors that stock inventory and typically sell to systems integrators, service providers, and other resellers. The Company refers to this as its two-tier system of sales to the end customer. Revenue from distributors is recognized based on a sell-through method using information provided by them. Distributors and other partners participate in various rebate, cooperative marketing and other programs, and the Company maintains estimated accruals and allowances for these programs. The ending liability for these programs was included in other current liabilities and the balance as of July 26, 2014 and July 27, 2013 was $1.3 billion and $1.1 billion, respectively. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. Shipping and handling fees billed to customers are included in revenue, with the associated costs included in cost of sales.
Many of the Company’s products have both software and nonsoftware components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: Switching, Next-Generation Network (NGN) Routing, Service Provider Video, Collaboration, Data Center, Wireless, Security, and Other Products. The Company also provides technical support and advanced services. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, and commercial customers. The Company and its salesforce are not organized by product divisions, and the Company’s products and services can be sold standalone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, and other product technologies along with technical support and advanced services. The Company’s enterprise and commercial arrangements are unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems products along with technical support services.
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
(p) Advertising Costs   The Company expenses all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $196 million, $218 million, and $218 million for fiscal 2014, 2013, and 2012, respectively.
(q) Share-Based Compensation Expense   The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including employee stock options, stock grants, stock units, and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (“Lattice-Binomial Model”) or the Black-Scholes model, and for employee stock purchase rights the Company estimates the fair value using the Black-Scholes model. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Share-based compensation expense is reduced for forfeitures.
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
(t) Computation of Net Income per Share   Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options, the amount of compensation cost for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.
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
(v) Use of Estimates   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:

▪	Revenue recognition

▪	Allowances for accounts receivable, sales returns, and financing receivables

▪	Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers

▪	Loss contingencies and product warranties

▪	Fair value measurements and other-than-temporary impairments

▪	Goodwill and purchased intangible asset impairments

▪	Income taxes
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
(x) Recent Accounting Standards or Updates Not Yet Effective
In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it sells either a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update was effective for the Company beginning in the first quarter of fiscal 2015. Upon adoption, the application of this accounting standard update did not have any impact to the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update was effective for the Company beginning in the first quarter of fiscal 2015 and applied prospectively with early adoption permitted. Upon adoption, the application of this accounting standard update did not have a material impact to the Company's Consolidated Financial Statements.
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. This accounting standard update raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2016. Early adoption is permitted, but only for disposals that have not been reported in financial statements previously issued. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  Early adoption is not permitted.  The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Business Combinations

(a)	Acquisition Summary
The Company completed eight business combinations during fiscal 2014. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2014	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Composite Software, Inc.	$160	$(10)	$75	$95
Sourcefire, Inc.	2,449	81	577	1,791
WhipTail Technologies, Inc.	351	(34)	105	280
Tail-f Systems	167	(7)	61	113
All others (four in total)	54	(5)	20	39
Total acquisitions	$3,181	$25	$838	$2,318
On July 29, 2013, the Company completed its acquisition of privately held Composite Software, Inc. (“Composite Software”), a provider of data virtualization software and services. Composite Software provides technology that connects many types of data from across the network and makes it appear as if the data is in one place. With its acquisition of Composite Software, the Company intends to extend its next-generation services platform by connecting data and infrastructure. Revenue from the Composite Software acquisition has been included in the Company's Service category.
On October 7, 2013, the Company completed its acquisition of Sourcefire, Inc. (“Sourcefire”), a provider of intelligent cybersecurity solutions. Sourcefire delivers innovative, highly automated security through continuous awareness, threat detection, and protection across its portfolio, including next-generation intrusion prevention systems, next-generation firewalls, and advanced malware protection. With the Sourcefire acquisition, the Company aims to accelerate its security strategy of defending, discovering, and remediating advanced threats to provide continuous security solutions to the Company’s customers in more places across the network. Product revenue from the Sourcefire acquisition has been included in the Company's Security product category.
On October 28, 2013, the Company completed its acquisition of privately held WhipTail Technologies, Inc. (“WhipTail”), a provider of high-performance, scalable solid state memory systems. With its WhipTail acquisition, the Company aims to strengthen its Unified Computing System (UCS) strategy and enhance application performance by integrating scalable solid-state memory into the UCS’s fabric computing architecture. Product revenue from the WhipTail acquisition has been included in the Company's Data Center product category.
On July 8, 2014, the Company completed its acquisition of privately held Tail-f Systems ("Tail-f"), a provider of multi-vendor network service orchestration solutions for traditional and virtualized networks. Tail-f's products help customers implement applications, network services, and solutions across networking devices. With the Tail-f acquisition, the Company intends to advance its cloud virtualization strategy.
The total purchase consideration related to the Company’s business combinations completed during fiscal 2014 consisted of either cash consideration or cash consideration along with vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $134 million.
Fiscal 2013 Business Combinations
Allocation of the purchase consideration for business combinations completed in fiscal 2013 is summarized as follows (in millions):

Fiscal 2013	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
NDS Group Limited	$5,005	$(185)	$1,746	$3,444
Meraki, Inc.	974	(59)	289	744
Intucell, Ltd.	360	(23)	106	277
Ubiquisys Limited	280	(30)	123	187
All others (nine in total)	363	(25)	127	261
Total acquisitions	$6,982	$(322)	$2,391	$4,913

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
Other Fiscal 2013 Business Combinations
The Company acquired privately held Meraki, Inc. (“Meraki”) in the second quarter of fiscal 2013. Prior to its acquisition, Meraki offered mid-market customers on-premise networking solutions centrally managed from the cloud. With its acquisition of Meraki, the Company intends to address the shift to cloud networking as a key part of the Company’s overall strategy to accelerate the adoption of software-based business models that provide new consumption options for customers and revenue opportunities for partners. The Company has included revenue from the Meraki acquisition, subsequent to the acquisition date, in its Wireless product category.
The Company acquired privately held Intucell, Ltd. (“Intucell”) in the third quarter of fiscal 2013. Prior to its acquisition, Intucell provided advanced self-optimizing network software for mobile carriers. With its acquisition of Intucell, the Company intends to enhance its commitment to global service providers by adding a critical network intelligence layer to manage and optimize spectrum, coverage, and capacity, and ultimately the quality of the mobile experience. The Company has included revenue from the Intucell acquisition, subsequent to the acquisition date, in its NGN Routing product category.
The Company acquired privately held Ubiquisys Limited (“Ubiquisys”) in the fourth quarter of fiscal 2013. Prior to its acquisition, Ubiquisys offered service providers intelligent 3G and long-term evolution (LTE) small-cell technologies for seamless connectivity across mobile networks. With its acquisition of Ubiquisys, the Company intends to strengthen its commitment to global service providers by enabling a comprehensive small-cell solution that supports the transition to next-generation radio access networks. The Company has included revenue from the Ubiquisys acquisition, subsequent to the acquisition date, in its NGN Routing product category.
The total purchase consideration related to the Company’s business combinations completed during fiscal 2013 consisted of cash consideration, repayment of debt, and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $156 million.

Fiscal 2012 Business Combinations
Allocation of the purchase consideration for business combinations completed in fiscal 2012 is summarized as follows (in millions):

Fiscal 2012	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Total acquisitions (seven in total)	$398	$(39)	$200	$237

(b)	Other Acquisition/Divestiture Information
Total transaction costs related to the Company’s business combination activities during fiscal 2014, 2013, and 2012 were $7 million, $40 million, and $15 million, respectively. These transaction costs were expensed as incurred in general and administrative (G&A) expenses in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s business combinations completed during fiscal 2014 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
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

(c)	Insieme Networks, Inc.
In the second quarter of fiscal 2014, the Company acquired the remaining interest in Insieme Networks, Inc. See Note 12.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following tables present the goodwill allocated to the Company’s reportable segments as of July 26, 2014 and July 27, 2013, as well as the changes to goodwill during fiscal 2014 and 2013 (in millions):

	Balance at July 27, 2013	Acquisitions	Other	Balance at July 26, 2014
Americas	$13,800	$1,275	$5	$15,080
EMEA	5,037	681	(3)	5,715
APJC	3,082	362	—	3,444
Total	$21,919	$2,318	$2	$24,239

	Balance at July 28, 2012	NDS Acquisition	Other Acquisitions	Other	Balance at July 27, 2013
Americas	$11,755	$1,230	$828	$(13)	$13,800
EMEA	3,287	1,327	411	12	5,037
APJC	1,956	887	230	9	3,082
Total	$16,998	$3,444	$1,469	$8	$21,919

(b)	Purchased Intangible Assets
The following tables present details of the Company’s intangible assets acquired through business combinations completed during fiscal 2014 and 2013 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2014	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Composite Software, Inc.	6.0	$60	3.9	$14	0.0	$—	$1	$75
Sourcefire, Inc.	7.0	400	5.0	129	3.0	26	22	577
WhipTail Technologies, Inc.	5.0	63	5.0	1	2.7	3	38	105
Tail-f Systems	7.0	55	6.8	6	0.0	—	—	61
All others (four in total)	3.6	18	4.0	2	0.0	—	—	20
Total		$596		$152		$29	$61	$838

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2013	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
NDS Group Limited	6.4	$807	6.7	$818	7.4	$27	$94	$1,746
Meraki, Inc.	8.0	259	6.0	30	—	—	—	289
Intucell, Ltd.	5.0	59	5.0	11	—	—	36	106
Ubiquisys Limited	4.0	66	5.0	7	—	—	50	123
All others (nine in total)	4.7	95	5.8	17	5.0	1	14	127
Total		$1,286		$883		$28	$194	$2,391

The following tables present details of the Company’s purchased intangible assets (in millions):

July 26, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,100	$(1,976)	$2,124
Customer relationships	1,706	(720)	986
Other	51	(13)	38
Total purchased intangible assets with finite lives	5,857	(2,709)	3,148
In-process research and development, with indefinite lives	132	—	132
Total	$5,989	$(2,709)	$3,280

July 27, 2013	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,563	$(1,366)	$2,197
Customer relationships	1,566	(466)	1,100
Other	30	(10)	20
Total purchased intangible assets with finite lives	5,159	(1,842)	3,317
In-process research and development, with indefinite lives	86	—	86
Total	$5,245	$(1,842)	$3,403
Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Amortization of purchased intangible assets:
Cost of sales	$742	$606	$424
Operating expenses	275	395	383
Total	$1,017	$1,001	$807
There were no impairment charges related to purchased intangible assets during fiscal 2014 and 2013. For fiscal 2012, amortization of purchased intangible assets included impairment charges of approximately $12 million as a result of declines in estimated fair value resulting from reductions in expected future cash flows associated with certain of the Company’s technology assets.
The estimated future amortization expense of purchased intangible assets with finite lives as of July 26, 2014 is as follows (in millions):

Fiscal Year	Amount
2015	$979
2016	743
2017	567
2018	407
2019	307
Thereafter	145
Total	$3,148

5.	Restructuring and Other Charges
Fiscal 2014 Plan and Fiscal 2011 Plans
In August 2013, the Company announced a workforce reduction plan that would impact up to 4,000 employees, or 5% of the Company’s global workforce. In connection with this restructuring action, the Company incurred charges of $418 million during fiscal 2014 (included as part of the charges discussed below). The Company has completed the Fiscal 2014 restructuring and does not expect any remaining charges related to this action.
The Fiscal 2011 Plans consist primarily of the realignment and restructuring of the Company’s business announced in July 2011 and of certain consumer product lines as announced during April 2011. The Company completed the Fiscal 2011 Plans at the end of fiscal 2013. The Company incurred cumulative charges of approximately $1.1 billion in connection with these plans.
As part of the Fiscal 2011 Plans, other charges incurred during fiscal 2012 were primarily for the consolidation of excess facilities, as well as an incremental charge related to the sale of the Company’s Juarez, Mexico manufacturing operations, which sale was completed in the first quarter of fiscal 2012.
The following table summarizes the activities related to the restructuring and other charges pursuant to the Company’s Fiscal 2014 Plan and the Fiscal 2011 Plans related to the realignment and restructuring of the Company’s business (in millions):

	Fiscal 2011 Plans			Fiscal 2014 Plan
	Voluntary Early Retirement Program	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2011	$17	$234	$11	$—	$—	$262
Gross charges in fiscal 2012	—	299	54	—	—	353
Change in estimate related to fiscal 2011 charges	—	(49)	—	—	—	(49)
Cash payments	(17)	(401)	(18)	—	—	(436)
Non-cash items	—	—	(20)	—	—	(20)
Liability as of July 28, 2012	—	83	27	—	—	110
Gross charges in fiscal 2013	—	111	(6)	—	—	105
Cash payments	—	(173)	(11)	—	—	(184)
Non-cash items	—	—	(3)	—	—	(3)
Liability as of July 27, 2013	—	21	7	—	—	28
Gross charges in fiscal 2014	—	—	—	366	52	418
Cash payments	—	(19)	(3)	(326)	(4)	(352)
Non-cash items	—	(2)	(1)	—	(22)	(25)
Liability as of July 26, 2014	$—	$—	$3	$40	$26	$69
Fiscal 2015 Plan
In August 2014 the Company announced a restructuring plan that will impact up to 6,000 employees, representing approximately 8% of its global workforce. The Company expects to take action under this plan beginning in the first quarter of fiscal 2015. The Company currently estimates that it will recognize pre-tax charges in an amount not expected to exceed $700 million, consisting of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based. The Company expects that approximately $250 million to $350 million of these charges will be recognized during the first quarter of fiscal 2015, with the remaining amount to be recognized during the rest of fiscal 2015.

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	July 26, 2014	July 27, 2013
Inventories:
Raw materials	$77	$105
Work in process	5	24
Finished goods:
Distributor inventory and deferred cost of sales	595	572
Manufactured finished goods	606	480
Total finished goods	1,201	1,052
Service-related spares	273	256
Demonstration systems	35	39
Total	$1,591	$1,476

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,468	$4,426
Computer equipment and related software	1,425	1,416
Production, engineering, and other equipment	5,756	5,721
Operating lease assets	362	326
Furniture and fixtures	509	497
	12,520	12,386
Less accumulated depreciation and amortization	(9,268)	(9,064)
Total	$3,252	$3,322

Other assets:
Deferred tax assets	$1,700	$1,539
Investments in privately held companies	899	833
Other	732	743
Total	$3,331	$3,115

Deferred revenue:
Service	$9,640	$9,403
Product:
Unrecognized revenue on product shipments and other deferred revenue	3,924	3,340
Cash receipts related to unrecognized revenue from two-tier distributors	578	680
Total product deferred revenue	4,502	4,020
Total	$14,142	$13,423
Reported as:
Current	$9,478	$9,262
Noncurrent	4,664	4,161
Total	$14,142	$13,423

7.	Financing Receivables and Operating Leases

(a)	Financing Receivables
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
A summary of the Company's financing receivables is presented as follows (in millions):

July 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,532	$1,683	$3,210	$8,425
Residual value	233	—	—	233
Unearned income	(238)	—	—	(238)
Allowance for credit loss	(233)	(98)	(18)	(349)
Total, net	$3,294	$1,585	$3,192	$8,071
Reported as:
Current	$1,476	$728	$1,949	$4,153
Noncurrent	1,818	857	1,243	3,918
Total, net	$3,294	$1,585	$3,192	$8,071

July 27, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,529	$1,649	$3,136	$8,314
Residual value	251	—	—	251
Unearned income	(273)	—	—	(273)
Allowance for credit loss	(238)	(86)	(20)	(344)
Total, net	$3,269	$1,563	$3,116	$7,948
Reported as:
Current	$1,418	$898	$1,721	$4,037
Noncurrent	1,851	665	1,395	3,911
Total, net	$3,269	$1,563	$3,116	$7,948
As of July 26, 2014 and July 27, 2013, the deferred service revenue related to the financed service contracts and other was $1,843 million and $2,036 million, respectively.
Future minimum lease payments at July 26, 2014 are summarized as follows (in millions):

Fiscal Year	Amount
2015	$1,608
2016	1,049
2017	590
2018	227
2019	58
Total	$3,532
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables
Gross receivables less unearned income categorized by the Company’s internal credit risk rating as of July 26, 2014 and July 27, 2013 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
July 26, 2014	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,615	$1,538	$141	$3,294
Loan receivables	953	593	137	1,683
Financed service contracts and other	1,744	1,367	99	3,210
Total	$4,312	$3,498	$377	$8,187

	INTERNAL CREDIT RISK RATING
July 27, 2013	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,681	$1,482	$93	$3,256
Loan receivables	842	777	30	1,649
Financed service contracts and other	1,876	1,141	119	3,136
Total	$4,399	$3,400	$242	$8,041
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of July 26, 2014 and July 27, 2013 were $2,220 million and $2,453 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,420 million and $8,292 million as of their respective period ends.
The following tables present the aging analysis of gross receivables less unearned income as of July 26, 2014 and July 27, 2013 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2014	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$104	$43	$165	$312	$2,982	$3,294	$48	$41
Loan receivables	2	1	16	19	1,664	1,683	19	19
Financed service contracts and other	301	238	230	769	2,441	3,210	12	9
Total	$407	$282	$411	$1,100	$7,087	$8,187	$79	$69

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2013	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$85	$48	$124	$257	$2,999	$3,256	$27	$22
Loan receivables	6	3	11	20	1,629	1,649	11	9
Financed service contracts and other	75	48	392	515	2,621	3,136	18	11
Total	$166	$99	$527	$792	$7,249	$8,041	$56	$42

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $296 million and $406 million as of July 26, 2014 and July 27, 2013, respectively.
As of July 26, 2014, the Company had financing receivables of $116 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status. Such balance was $87 million as of July 27, 2013. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	4	9	1	14
Recoveries (write-offs), net	(11)	5	(3)	(9)
Foreign exchange and other	2	(2)	—	—
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Financing receivables as of July 26, 2014 (1)	$3,527	$1,683	$3,210	$8,420

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	21	(20)	10	11
Recoveries (write-offs), net	(30)	(15)	(1)	(46)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Financing receivables as of July 27, 2013 (1)	$3,507	$1,649	$3,136	$8,292

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2011	$237	$103	$27	$367
Provisions	22	22	(13)	31
Recoveries (write-offs), net	(2)	—	(1)	(3)
Foreign exchange and other	(10)	(3)	(2)	(15)
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Financing receivables as of July 28, 2012 (1)	$3,179	$1,796	$2,651	$7,626
(1) Total financing receivables before allowance for credit loss.

(d)	Operating Leases
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	July 26, 2014	July 27, 2013
Operating lease assets	$362	$326
Accumulated depreciation	(202)	(203)
Operating lease assets, net	$160	$123
Minimum future rentals on non-cancelable operating leases at July 26, 2014 are approximately $0.2 billion per year for fiscal 2015, $0.1 billion for fiscal 2016, and less than $0.1 billion per year for each of fiscal 2017 through fiscal 2019.

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

July 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$31,717	$29	$(12)	$31,734
U.S. government agency securities	1,062	1	—	1,063
Non-U.S. government and agency securities	860	2	(1)	861
Corporate debt securities	9,092	74	(7)	9,159
U.S. agency mortgage-backed securities	574	5	—	579
Total fixed income securities	43,305	111	(20)	43,396
Publicly traded equity securities	1,314	648	(10)	1,952
Total	$44,619	$759	$(30)	$45,348

July 27, 2013	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$27,814	$22	$(13)	$27,823
U.S. government agency securities	3,083	7	(1)	3,089
Non-U.S. government and agency securities	1,094	3	(2)	1,095
Corporate debt securities	7,876	55	(50)	7,881
Total fixed income securities	39,867	87	(66)	39,888
Publicly traded equity securities	2,063	738	(4)	2,797
Total	$41,930	$825	$(70)	$42,685
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Gross realized gains	$341	$264	$561
Gross realized losses	(41)	(216)	(460)
Total	$300	$48	$101
The following table presents the realized net gains related to the Company’s available-for-sale investments by security type (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Net gains on investments in publicly traded equity securities	$253	$17	$43
Net gains on investments in fixed income securities	47	31	58
Total	$300	$48	$101
For fiscal 2014, the realized net gains related to the Company's available-for-sale investments included impairment charges of $11 million. These impairment charges related to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for fiscal 2013 and 2012.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at July 26, 2014 and July 27, 2013 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,676	$(12)	$45	$—	$7,721	$(12)
Non-U.S. government and agency securities	361	(1)	22	—	383	(1)
Corporate debt securities	1,875	(3)	491	(4)	2,366	(7)
Total fixed income securities	9,912	(16)	558	(4)	10,470	(20)
Publicly traded equity securities	132	(10)	—	—	132	(10)
Total	$10,044	$(26)	$558	$(4)	$10,602	$(30)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2013	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,865	$(13)	$—	$—	$7,865	$(13)
U.S. government agency securities	294	(1)	—	—	294	(1)
Non-U.S. government and agency securities	432	(2)	—	—	432	(2)
Corporate debt securities	3,704	(50)	4	—	3,708	(50)
Total fixed income securities	12,295	(66)	4	—	12,299	(66)
Publicly traded equity securities	278	(4)	—	—	278	(4)
Total	$12,573	$(70)	$4	$—	$12,577	$(70)

As of July 26, 2014, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 26, 2014, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended July 26, 2014.
The Company has evaluated its publicly traded equity securities as of July 26, 2014 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at July 26, 2014 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$15,444	$15,457
Due in 1 to 2 years	13,449	13,484
Due in 2 to 5 years	13,711	13,743
Due after 5 years	701	712
Total	$43,305	$43,396

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2014 and 2013 was $1.5 billion and $0.7 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 26, 2014 and July 27, 2013, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of July 26, 2014 and July 27, 2013, the amounts are summarized in the table below (in millions):

	July 26, 2014	July 27, 2013
Equity method investments	$630	$591
Cost method investments	269	242
Total	$899	$833

Variable Interest Entities
VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Corporation. VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.
As of July 26, 2014, the Company’s cumulative gross investment in VCE was approximately $716 million, inclusive of accrued interest, and its ownership percentage was approximately 35%.  The Company invested $185 million in VCE during fiscal 2014, $93 million during fiscal 2013, and $276 million during fiscal 2012.
For the period presented, the Company accounted for its investment in VCE under the equity method, and its portion of VCE’s net loss is recognized in other income (loss), net. The Company’s share of VCE’s losses, based upon its portion of the overall funding, was approximately 36.8% for each of the fiscal years ended July 26, 2014, July 27, 2013, and July 28, 2012. As of July 26, 2014, the Company had recorded cumulative losses from VCE of $644 million since inception, of which losses of $223 million, $183 million, and $160 million were recorded for the fiscal years ended July 26, 2014, July 27, 2013, and July 28, 2012, respectively. The Company’s carrying value in VCE as of July 26, 2014 was $72 million.
Over the next 12 months, as VCE scales its operations, the Company may make additional investments in VCE and may incur additional losses proportionate with the Company’s share ownership.
From time to time, EMC and Cisco may enter into guarantee agreements on behalf of VCE to indemnify third parties, such as customers, for monetary damages. Such guarantees were not material as of July 26, 2014.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings, and has determined that as of July 26, 2014 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

9.	Fair Value

(a)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of July 26, 2014 and July 27, 2013 were as follows (in millions):

	JULY 26, 2014 FAIR VALUE MEASUREMENTS				JULY 27, 2013 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,935	$—	$—	$4,935	$6,045	$—	$6,045
Available-for-sale investments:
U.S. government securities	—	31,734	—	31,734	—	27,823	27,823
U.S. government agency securities	—	1,063	—	1,063	—	3,089	3,089
Non-U.S. government and agency securities	—	861	—	861	—	1,095	1,095
Corporate debt securities	—	9,159	—	9,159	—	7,881	7,881
U.S. agency mortgage-backed securities	—	579	—	579	—	—	—
Publicly traded equity securities	1,952	—	—	1,952	2,797	—	2,797
Derivative assets	—	158	2	160	—	182	182
Total	$6,887	$43,554	$2	$50,443	$8,842	$40,070	$48,912
Liabilities:
Derivative liabilities	$—	$67	$—	$67	$—	$171	$171
Total	$—	$67	$—	$67	$—	$171	$171
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

(b)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s financial instruments and nonfinancial assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods (in millions):

	July 26, 2014		July 27, 2013		July 28, 2012
	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended	Net Carrying Value as of Year End	Total Gains (Losses) for the Year Ended
Assets held for sale	$—	$—	$1	$(1)	$63	$(413)
Investments in privately held companies (impaired)	$28	(21)	$63	(31)	$47	(23)
Purchased intangible assets	$—	—	$—	—	$—	(12)
Gains (losses) on assets no longer held at end of fiscal year		(2)		75		14
Total gains (losses) for nonrecurring measurements		$(23)		$43		$(434)
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
The assets held for sale represent land and buildings that met the criteria to be classified as held for sale. The fair value of assets held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3 as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses.
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
The fair value of purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge. There was no impairment charge related to purchased intangible assets during the fiscal years ended July 26, 2014 and July 27, 2013. For the fiscal year ended July 28, 2012, such impairment charges were recorded in cost of sales and operating expenses as appropriate. See Note 4.

(c)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $269 million and $242 million as of July 26, 2014 and July 27, 2013, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of July 26, 2014 and July 27, 2013 was $2.1 billion. The estimated fair value of the Company’s long-

term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of July 26, 2014 and July 27, 2013, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of July 26, 2014, the fair value of the Company’s senior notes and other long-term debt was $22.4 billion with a carrying amount of $20.9 billion. This compares to a fair value of $17.6 billion and a carrying amount of $16.2 billion as of July 27, 2013. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	July 26, 2014		July 27, 2013
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$500	3.11%	$3,273	0.63%
Other notes and borrowings	8	2.67%	10	2.52%
Total short-term debt	$508		$3,283
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. In the third quarter of fiscal 2014, the Company issued and repaid $1.0 billion of indebtedness under commercial paper and had no commercial paper notes outstanding as of each of July 26, 2014 and July 27, 2013.
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

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			July 26, 2014		July 27, 2013
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.25%	March 14, 2014		$—	—	$1,250	0.62%
Three-month LIBOR plus 0.05%	September 3, 2015	(1)	850	0.35%	—	—
Three-month LIBOR plus 0.28%	March 3, 2017	(1)	1,000	0.56%	—	—
Three-month LIBOR plus 0.50%	March 1, 2019	(1)	500	0.78%	—	—
Fixed-rate notes:
1.625%	March 14, 2014		—	—	2,000	0.64%
2.90%	November 17, 2014		500	3.11%	500	3.11%
5.50%	February 22, 2016		3,000	3.04%	3,000	3.07%
1.10%	March 3, 2017	(1)	2,400	0.56%	—	—
3.15%	March 14, 2017		750	0.79%	750	0.84%
4.95%	February 15, 2019		2,000	4.69%	2,000	4.70%
2.125%	March 1, 2019	(1)	1,750	0.77%	—	—
4.45%	January 15, 2020		2,500	2.98%	2,500	4.15%
2.90%	March 4, 2021	(1)	500	0.93%	—	—
3.625%	March 4, 2024	(1)	1,000	1.05%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Other long-term debt			4	2.39%	21	1.46%
Total			20,754		16,021
Unaccreted discount			(63)		(65)
Hedge accounting fair value adjustments			210		245
Total			$20,901		$16,201

Reported as:
Current portion of long-term debt			$500		$3,273
Long-term debt			20,401		12,928
Total			$20,901		$16,201
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 26, 2014, the Company was in compliance with all debt covenants.

As of July 26, 2014, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2015	$500
2016	3,853
2017	4,151
2018	—
2019	4,250
Thereafter	8,000
Total	$20,754

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. As of July 26, 2014, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 26, 2014	July 27, 2013	Balance Sheet Line Item	July 26, 2014	July 27, 2013
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$7	$33	Other current liabilities	$6	$7
Interest rate derivatives	Other assets	148	147	Other long-term liabilities	3	2
Equity derivatives	Other current assets	—	—	Other current liabilities	56	155
Total		155	180		65	164
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	3	2	Other current liabilities	2	7
Equity derivatives	Other assets	2	—	Other long-term liabilities	—	—
Total		5	2		2	7
Total		$160	$182		$67	$171

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE YEARS ENDED (EFFECTIVE PORTION)				GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE YEARS ENDED (EFFECTIVE PORTION)
	July 26, 2014	July 27, 2013	July 28, 2012	Line Item in Statements of Operations	July 26, 2014	July 27, 2013	July 28, 2012
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$48	$73	$(131)	Operating expenses	$55	$10	$(59)
				Cost of sales—service	13	2	(14)
Interest rate derivatives	—	—	—	Interest expense	—	—	1
Total	$48	$73	$(131)		$68	$12	$(72)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(15)	$(1)	$23	Other income (loss), net	$—	$—	$—
As of July 26, 2014, the Company estimates that approximately $0.2 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE YEARS ENDED			GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE YEARS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	July 26, 2014	July 27, 2013	July 28, 2012	July 26, 2014	July 27, 2013	July 28, 2012
Equity derivatives	Other income (loss), net	$(72)	$(155)	$(4)	$72	$155	$4
Interest rate derivatives	Interest expense	(2)	(78)	78	—	78	(80)
Total		$(74)	$(233)	$74	$72	$233	$(76)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 26, 2014	July 27, 2013	July 28, 2012
Foreign currency derivatives	Other income (loss), net	$23	$(74)	$(206)
Total return swaps—deferred compensation	Cost of sales—product	—	—	4
Total return swaps—deferred compensation	Operating expenses	47	61	3
Equity derivatives	Other income (loss), net	34	—	6
Total		$104	$(13)	$(193)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	July 26, 2014	July 27, 2013
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$1,618	$1,885
Interest rate derivatives	10,400	5,250
Net investment hedging instruments	345	662
Equity derivatives	238	1,098
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,528	3,739
Total return swaps—deferred compensation	428	358
Total	$15,557	$12,992

(b)	Offsetting of Derivative Instruments
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

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 26, 2014	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$160	$—	$160	$(39)	$(60)	$61

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 26, 2014	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$67	$—	$67	$(39)	$(1)	$27

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 27, 2013	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$182	$—	$182	$(120)	$—	$62

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 27, 2013	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$171	$—	$171	$(120)	$—	$51

(c)	Foreign Currency Exchange Risk
The Company conducts business globally in numerous currencies. Therefore, it is exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, the Company enters into foreign currency contracts. The Company does not enter into such contracts for trading purposes.
The Company hedges forecasted foreign currency transactions related to certain operating expenses and service cost of sales with currency options and forward contracts. These currency options and forward contracts, designated as cash flow hedges, generally have maturities of less than 18 months. The Company assesses effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the fiscal years presented, the Company did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of July 26, 2014 and July 27, 2013, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
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
The Company may hold equity securities for strategic purposes or to diversify its overall investment portfolio. The publicly traded equity securities in the Company’s portfolio are subject to price risk. To manage its exposure to changes in the fair value of certain equity securities, the Company has entered into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, the Company periodically enters into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives are also included in other income (loss), net.
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
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. The fair market value of these derivatives that are in a net liability position as of July 26, 2014 was $3 million. There was no such balance as of July 27, 2013.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in China, France, Germany, India, Israel, Italy, Japan, Netherlands, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 26, 2014 are as follows (in millions):

Fiscal Year	Amount
2015	$399
2016	277
2017	180
2018	131
2019	65
Thereafter	187
Total	$1,239
Rent expense for office space and equipment totaled $413 million, $416 million, and $404 million in fiscal 2014, 2013, and 2012, respectively.

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of July 26, 2014 and July 27, 2013, the Company had total purchase commitments for inventory of $4,169 million and $4,033 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of July 26, 2014 and July 27, 2013, the liability for these purchase commitments was $162 million and $172 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 26, 2014	July 27, 2013	July 28, 2012
Compensation expense related to acquisitions	$607	$123	$50

As of July 26, 2014, the Company estimated that future cash compensation expense of up to $574 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc., as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During fiscal 2014, the Company recorded compensation expense of $416 million related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $855 million, net of forfeitures and including the $416 million that has been expensed in fiscal 2014. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $255 million and $263 million as of July 26, 2014 and July 27, 2013, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 26, 2014	July 27, 2013	July 28, 2012
Balance at beginning of fiscal year	$402	$373	$340
Provision for warranties issued	704	649	617
Payments	(660)	(620)	(584)
Balance at end of fiscal year	$446	$402	$373
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company’s products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

(e)	Financing and Other Guarantees
In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $24.6 billion, $23.8 billion, and $21.3 billion for fiscal 2014, 2013, and 2012, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.4 billion as of July 26, 2014 and July 27, 2013, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $129 million for fiscal 2014, $185 million for fiscal 2013, and $227 million for fiscal 2012.

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at July 26, 2014 and July 27, 2013, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 26, 2014	July 27, 2013
Maximum potential future payments relating to financing guarantees:
Channel partner	$263	$438
End user	202	237
Total	$465	$675
Deferred revenue associated with financing guarantees:
Channel partner	$(127)	$(225)
End user	(166)	(191)
Total	$(293)	$(416)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$172	$259
Other Guarantees The Company’s other guarantee arrangements as of July 26, 2014 and July 27, 2013 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components are widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, recently the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products are beyond the Company's warranty terms, the Company is proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in an additional charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. As of July 26, 2014, the remaining supplier component remediation liability was $670 million.

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
The Company has an obligation to indemnify certain expenses pursuant to such agreements in a case involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) in the United States District Court for the District of Kansas filed on December 19, 2011 (including one case that was later transferred to the District of Delaware). Sprint alleges that the service providers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint is seeking monetary damages. Trial dates have been set for the first half of calendar year 2015. The parties intend to conduct a mediation later this calendar year, and the Company may be asked to participate. The mediation could result in a resolution of the case for some or all of the Company's service provider customers. The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $389 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.7 billion for various penalties, all determined using an exchange rate as of July 26, 2014. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice, the Company is conducting an investigation into allegations which the Company and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of the Company's operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of the Company’s products in those countries.  The Company takes any such allegations very seriously and is fully cooperating with and sharing the results of its investigation with the SEC and the Department of Justice.  While the outcome of the Company's investigation is currently not determinable, the Company does not expect that it will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than 2% of the Company’s revenues.
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
During fiscal 2014, the Company declared and paid cash dividends of $0.72 per common share, or $3.8 billion, on the Company’s outstanding common stock. During fiscal 2013, the Company declared and paid cash dividends of $0.62 per common share, or $3.3 billion, on the Company’s outstanding common stock.
On August 26, 2014, the Company’s Board of Directors declared a quarterly dividend of $0.19 per common share to be paid on October 22, 2014 to all shareholders of record as of the close of business on October 2, 2014. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 26, 2014, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $8.6 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 28, 2012	3,740	$20.36	$76,133
Repurchase of common stock under the stock repurchase program (1)	128	21.63	2,773
Cumulative balance at July 27, 2013	3,868	20.40	78,906
Repurchase of common stock under the stock repurchase program (1)	420	22.71	9,539
Cumulative balance at July 26, 2014	4,288	$20.63	$88,445
(1) Includes stock repurchases of $126 million, which were pending settlement as of July 26, 2014. There were no stock repurchases pending settlement as of July 27, 2013.
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
For the years ended July 26, 2014 and July 27, 2013, the Company repurchased approximately 18 million and 16 million shares, or $430 million and $330 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d)	Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of July 26, 2014, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of July 26, 2014, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of July 26, 2014. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 27 million, 36 million, and 35 million shares under the Purchase Plan in fiscal 2014, 2013, and 2012, respectively. As of July 26, 2014, 25 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Cost of sales—product	$45	$40	$53
Cost of sales—service	150	138	156
Share-based compensation expense in cost of sales	195	178	209
Research and development	411	286	401
Sales and marketing	549	484	588
General and administrative	198	175	203
Restructuring and other charges	(5)	(3)	—
Share-based compensation expense in operating expenses	1,153	942	1,192
Total share-based compensation expense	$1,348	$1,120	$1,401
Income tax benefit for share-based compensation	$324	$285	$335
As of July 26, 2014, the total compensation cost related to unvested share-based awards not yet recognized was $2.4 billion, which is expected to be recognized over approximately 2.3 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Balance at beginning of fiscal year	228	218	255
Restricted stock, stock units, and other share-based awards granted	(98)	(102)	(95)
Share-based awards canceled/forfeited/expired	36	115	64
Additional shares reserved	135	—	—
Shares withheld for taxes and not issued	6	—	—
Other	3	(3)	(6)
Balance at end of fiscal year	310	228	218
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 30, 2011	116	$21.50
Granted and assumed	65	17.45
Vested	(35)	21.94	$580
Canceled/forfeited	(18)	20.38
UNVESTED BALANCE AT JULY 28, 2012	128	19.46
Granted and assumed	72	18.52
Vested	(46)	20.17	$932
Canceled/forfeited	(11)	18.91
UNVESTED BALANCE AT JULY 27, 2013	143	18.80
Granted and assumed	72	20.85
Vested	(53)	19.55	$1,229
Canceled/forfeited	(13)	18.61
UNVESTED BALANCE AT JULY 26, 2014	149	$19.54

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2011	621	$21.79
Assumed from acquisitions	1	2.08
Exercised	(66)	13.51
Canceled/forfeited/expired	(36)	23.40
BALANCE AT JULY 28, 2012	520	22.68
Assumed from acquisitions	10	0.77
Exercised	(154)	18.51
Canceled/forfeited/expired	(100)	22.18
BALANCE AT JULY 27, 2013	276	24.44
Assumed from acquisitions	6	3.60
Exercised	(78)	18.30
Canceled/forfeited/expired	(17)	27.53
BALANCE AT JULY 26, 2014	187	$26.03
The total pretax intrinsic value of stock options exercised during fiscal 2014, 2013, and 2012 was $458 million, $661 million, and $333 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of July 26, 2014 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	8	5.2	$4.00	$172	4	$5.54	$85
15.01 – 18.00	11	0.3	17.79	93	11	17.79	93
18.01 – 20.00	3	0.7	19.38	20	3	19.38	20
20.01 – 25.00	62	1.2	22.86	192	62	22.86	192
25.01 – 30.00	27	1.9	26.59	4	27	26.59	4
30.01 – 35.00	76	2.0	32.16	—	76	32.16	—
Total	187	1.7	$26.03	$481	183	$26.50	$394
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $25.97 as of July 25, 2014, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of July 26, 2014 was 94 million. As of July 27, 2013, 271 million outstanding stock options were exercisable and the weighted-average exercise price was $24.84.

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

	RESTRICTED STOCK UNITS
Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Number of shares granted (in millions)	56	64	62
Grant date fair value per share	$20.61	$18.39	$17.26
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	3.0%	1.5%
Range of risk-free interest rates	0.0% – 1.7%	0.0% – 1.1%	0.0% – 1.1%

	PERFORMANCE RESTRICTED STOCK UNITS
Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Number of shares granted (in millions)	7	4	2
Grant date fair value per share	$21.90	$19.73	$22.17
Weighted-average assumptions/inputs:
Expected dividend yield	3.0%	2.9%	1.3%
Range of risk-free interest rates	0.0% – 1.7%	0.1% – 0.7%	0.0% – 0.9%
Range of expected volatilities for index	14.2% – 70.5%	18.3% – 78.3%	19.8% – 60.8%
The PRSUs granted during fiscal 2014, 2013, and 2012 are contingent on the achievement of the Company’s financial performance metrics, its comparative market-based returns, or the achievement of non-financial operating goals. For the awards based on financial performance metrics or its comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns, and 0% or 100% of the target shares granted contingent on the achievement of non-financial operating goals.

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Weighted-average assumptions:
Expected volatility	25.1%	28.7%	27.2%
Risk-free interest rate	0.1%	0.4%	0.2%
Expected dividend	2.8%	1.5%	1.5%
Expected life (in years)	0.8	1.8	0.8
Weighted-average estimated grant date fair value per share	$5.54	$4.68	$3.81
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
The Company sponsors the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute from 1% to 75% of their annual compensation to the Plan on a pretax and after-tax basis including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that the Company may allocate to each participant’s account will not exceed $11,700 for the 2014 calendar year due to the $260,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $236 million, $234 million, and $231 million in fiscal 2014, 2013, and 2012, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make a catch-up contribution not to exceed the lesser of 75% of their eligible compensation or the limit set forth in the Internal Revenue Code. The catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2014, 2013, and 2012.
The Company also sponsors other 401(k) plans that arose from acquisitions of other companies. The Company’s contributions to these plans were not material to the Company on either an individual or aggregate basis for any of the fiscal years presented.

(i)	Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of the Company’s management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by the Company, up to the maximum percentages for each deferral election as described in the plan. The Company may also, at its discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2014 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2014. The deferred compensation liability under the Deferred Compensation Plan, together with a deferred compensation plan assumed from Scientific-Atlanta, was approximately $509 million and $441 million as of July 26, 2014 and July 27, 2013, respectively, and was recorded primarily in other long-term liabilities.

15.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 30, 2011	$487	$6	$801	$1,294
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(19)	(131)	(532)	(682)
(Gains) losses reclassified out of other comprehensive income	(101)	72	—	(29)
Tax benefit (expense)	42	—	36	78
BALANCE AT JULY 28, 2012	409	(53)	305	661
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	3	74	(83)	(6)
(Gains) losses reclassified out of other comprehensive income	(48)	(12)	—	(60)
Tax benefit (expense)	15	(1)	(1)	13
BALANCE AT JULY 27, 2013	379	8	221	608
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	380	48	49	477
(Gains) losses reclassified out of other comprehensive income	(300)	(68)	—	(368)
Tax benefit (expense)	(35)	—	(5)	(40)
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677

The net gains (losses) reclassified out of other comprehensive income into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	July 26, 2014	July 27, 2013	July 28, 2012
Comprehensive Income Components	Income Before Taxes			Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$300	$48	$101	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments:
Foreign currency derivatives	55	10	(59)	Operating expenses
Foreign currency derivatives	13	2	(14)	Cost of sales—service
Interest rate derivatives	—	—	1	Interest expense
	68	12	(72)

Total amounts reclassified out of other comprehensive income	$368	$60	$29

16.	Income Taxes

(a)	Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Federal:
Current	$1,672	$601	$1,836
Deferred	(383)	152	(270)
	1,289	753	1,566
State:
Current	176	81	119
Deferred	(64)	48	(53)
	112	129	66
Foreign:
Current	692	599	477
Deferred	(231)	(237)	9
	461	362	486
Total	$1,862	$1,244	$2,118

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
United States	$2,734	$3,716	$3,235
International	6,981	7,511	6,924
Total	$9,715	$11,227	$10,159
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.5	0.8	0.4
Foreign income at other than U.S. rates	(16.4)	(16.4)	(15.6)
Tax credits	(0.7)	(1.6)	(0.4)
Domestic manufacturing deduction	(0.9)	(1.0)	(1.1)
Nondeductible compensation	3.3	1.3	1.8
Tax audit settlement	—	(7.1)	—
Other, net	(1.6)	0.1	0.7
Total	19.2%	11.1%	20.8%
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
U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $52.7 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2014. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from taxes. A portion of these tax incentives will expire at the end of fiscal 2015, and the majority of the remaining balance will expire at the end of fiscal 2025. The gross income tax benefit attributable to tax incentives was estimated to be $1.3 billion ($0.25 per diluted share) in fiscal 2014, of which approximately $0.5 billion ($0.10 per diluted share) is based on tax incentives that will expire at the end of fiscal 2015. As of the end of fiscal 2013 and fiscal 2012, the gross income tax benefits attributable to tax incentives were estimated to be $1.4 billion and $1.3 billion ($0.26 and $0.24 per diluted share) for each of the respective years. The gross income tax benefits were partially offset by accruals of U.S. income taxes on undistributed earnings.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Beginning balance	$1,775	$2,819	$2,948
Additions based on tax positions related to the current year	262	138	155
Additions for tax positions of prior years	64	187	54
Reductions for tax positions of prior years	(13)	(1,027)	(226)
Settlements	(17)	(199)	(41)
Lapse of statute of limitations	(133)	(143)	(71)
Ending balance	$1,938	$1,775	$2,819
As of July 26, 2014, $1.7 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2014 the Company recognized $29 million of net interest expense and $8 million of penalties. During fiscal 2013, the Company recognized $115 million of net interest expense and $2 million of penalties. During fiscal 2012, the Company recognized $146 million of net interest expense and $21 million of penalties. The Company’s total accrual for interest and penalties was $304 million, $268 million, and $381 million as of the end of fiscal 2014, 2013, and 2012, respectively. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2007. With limited exceptions, the Company is no longer subject to foreign, state, or local income tax audits for returns covering tax years through fiscal 2002.
The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at July 26, 2014 could be reduced by approximately $300 million in the next 12 months.

(b)	Deferred Tax Assets and Liabilities
The following table presents the breakdown between current and noncurrent net deferred tax assets (in millions):

	July 26, 2014	July 27, 2013
Deferred tax assets—current	$2,808	$2,616
Deferred tax liabilities—current	(134)	(114)
Deferred tax assets—noncurrent	1,700	1,539
Deferred tax liabilities—noncurrent	(369)	(399)
Total net deferred tax assets	$4,005	$3,642

The components of the deferred tax assets and liabilities are as follows (in millions):

	July 26, 2014	July 27, 2013
ASSETS
Allowance for doubtful accounts and returns	$464	$390
Sales-type and direct-financing leases	231	167
Inventory write-downs and capitalization	307	216
Investment provisions	212	214
IPR&D, goodwill, and purchased intangible assets	135	123
Deferred revenue	1,689	1,624
Credits and net operating loss carryforwards	796	681
Share-based compensation expense	661	783
Accrued compensation	496	486
Other	676	560
Gross deferred tax assets	5,667	5,244
Valuation allowance	(114)	(98)
Total deferred tax assets	5,553	5,146
LIABILITIES
Purchased intangible assets	(1,229)	(1,101)
Depreciation	(48)	(169)
Unrealized gains on investments	(245)	(211)
Other	(26)	(23)
Total deferred tax liabilities	(1,548)	(1,504)
Total net deferred tax assets	$4,005	$3,642
As of July 26, 2014, the Company’s federal, state, and foreign net operating loss carryforwards for income tax purposes were $233 million, $658 million, and $699 million, respectively. A significant amount of the federal net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal net operating loss will begin to expire in fiscal 2018, and the foreign and state net operating loss carryforwards will begin to expire in fiscal 2015. The Company has provided a valuation allowance of $71 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.
As of July 26, 2014, the Company’s federal, state, and foreign tax credit carryforwards for income tax purposes were approximately $8 million, $710 million, and $13 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in fiscal 2014 and 2027, respectively. The majority of state tax credits can be carried forward indefinitely; however, the Company has provided a valuation allowance of $43 million for deferred tax assets related to state tax credits that are not expected to be realized.

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

Summarized financial information by segment for fiscal 2014, 2013, and 2012, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Revenue:
Americas	$27,781	$28,639	$26,501
EMEA	12,006	12,210	12,075
APJC	7,355	7,758	7,485
Total	$47,142	$48,607	$46,061
Gross margin:
Americas	$17,379	$17,887	$16,639
EMEA	7,700	7,876	7,605
APJC	4,252	4,637	4,519
Segment total	29,331	30,400	28,763
Unallocated corporate items	(1,562)	(960)	(554)
Total	$27,769	$29,440	$28,209
Revenue in the United States was $24.3 billion, $24.6 billion, and $22.6 billion for fiscal 2014, 2013, and 2012, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Revenue:
Switching	$14,056	$14,767	$14,634
NGN Routing	7,662	8,243	8,395
Service Provider Video	3,969	4,855	3,869
Collaboration	3,734	3,956	4,194
Data Center	2,640	2,074	1,298
Wireless	2,265	2,228	1,697
Security	1,566	1,348	1,341
Other	280	558	898
Product	36,172	38,029	36,326
Service	10,970	10,578	9,735
Total	$47,142	$48,607	$46,061
The Company has made certain reclassifications to the product revenue amounts for prior years to conform to the current year’s presentation.

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of July 26, 2014 and July 27, 2013 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $47.4 billion and $40.4 billion as of July 26, 2014 and July 27, 2013, respectively, and the remaining $4.7 billion and $10.2 billion at the respective fiscal year ends were available in the United States. In fiscal 2014, 2013, and 2012, no single customer accounted for 10% or more of the Company’s revenue.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 26, 2014	July 27, 2013	July 28, 2012
Property and equipment, net:
United States	$2,697	$2,780	$2,842
International	555	542	560
Total	$3,252	$3,322	$3,402

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 26, 2014	July 27, 2013	July 28, 2012
Net income	$7,853	$9,983	$8,041
Weighted-average shares—basic	5,234	5,329	5,370
Effect of dilutive potential common shares	47	51	34
Weighted-average shares—diluted	5,281	5,380	5,404
Net income per share—basic	$1.50	$1.87	$1.50
Net income per share—diluted	$1.49	$1.86	$1.49
Antidilutive employee share-based awards, excluded	254	407	591
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

Supplementary Financial Data (Unaudited)
(in millions, except per-share amounts)

Quarters Ended	July 26, 2014	April 26, 2014	January 25, 2014 (1)	October 26, 2013
Revenue	$12,357	$11,545	$11,155	$12,085
Gross margin	$7,405	$7,006	$5,951	$7,407
Operating income	$2,681	$2,542	$1,667	$2,455
Net income	$2,247	$2,181	$1,429	$1,996
Net income per share - basic	$0.44	$0.42	$0.27	$0.37
Net income per share - diluted	$0.43	$0.42	$0.27	$0.37
Cash dividends declared per common share	$0.19	$0.19	$0.17	$0.17
Cash and cash equivalents and investments	$52,074	$50,469	$47,065	$48,201

Quarters Ended	July 27, 2013	April 27, 2013	January 26, 2013 (2)	October 27, 2012
Revenue	$12,417	$12,216	$12,098	$11,876
Gross margin	$7,347	$7,511	$7,343	$7,239
Operating income	$2,814	$2,942	$2,789	$2,651
Net income	$2,270	$2,478	$3,143	$2,092
Net income per share - basic	$0.42	$0.47	$0.59	$0.39
Net income per share - diluted	$0.42	$0.46	$0.59	$0.39
Cash dividends declared per common share	$0.17	$0.17	$0.14	$0.14
Cash and cash equivalents and investments	$50,610	$47,388	$46,376	$45,000

(1)
In the second quarter of fiscal 2014, the Company recorded a pre-tax charge of $655 million to product cost of sales, which corresponds to $526 million, net of tax, for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. See Note 12(f) to the Consolidated Financial Statements.

(2)
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

Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 72 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 71 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1: Election of Directors—General,” “—Business Experience and Qualifications of Nominees,” and “—Board Meetings and Committees—Nomination and Governance Committee” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Proposal No. 1: Election of Directors—Board Committees and Meetings” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders and is incorporated herein by reference.
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
The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Ownership of Securities— Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the captions “Proposal No. 4: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2014 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
See the “Index to Consolidated Financial Statements” on page 70 of this report.

2.	Financial Statement Schedule
See “Schedule II—Valuation and Qualifying Accounts” (below) within Item 15 of this report.

3.	Exhibits
See the “Index to Exhibits” immediately following the signature page of this report.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Allowances For
	Financing Receivables	Accounts Receivable
Year ended July 28, 2012:
Balance at beginning of fiscal year	$367	$204
Provisions	31	19
Recoveries (write-offs), net	(3)	(16)
Foreign exchange and other	(15)	—
Balance at end of fiscal year	$380	$207
Year ended July 27, 2013:
Balance at beginning of fiscal year	$380	$207
Provisions	11	33
Recoveries (write-offs), net	(46)	(12)
Foreign exchange and other	(1)	—
Balance at end of fiscal year	$344	$228
Year ended July 26, 2014:
Balance at beginning of fiscal year	$344	$228
Provisions	14	65
Recoveries (write-offs), net	(9)	(28)
Balance at end of fiscal year	$349	$265

Foreign exchange and other includes the impact of foreign exchange and certain immaterial reclassifications.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2014	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ JOHN T. CHAMBERS	Chairman, Chief Executive Officer and Director	September 9, 2014
John T. Chambers	(Principal Executive Officer)

/S/ FRANK A. CALDERONI	Executive Vice President and Chief Financial Officer	September 9, 2014
Frank A. Calderoni	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President, Corporate Controller and	September 9, 2014
Prat S. Bhatt	Chief Accounting Officer
(Principal Accounting Officer)

/S/ CAROL A. BARTZ	Lead Independent Director	September 9, 2014
Carol A. Bartz

/S/ MARC BENIOFF	Director	September 9, 2014
Marc Benioff

Director
M. Michele Burns

Signature	Title	Date

/S/ MICHAEL D. CAPELLAS	Director	September 9, 2014
Michael D. Capellas

/S/ BRIAN L. HALLA	Director	September 9, 2014
Brian L. Halla

/S/ JOHN L. HENNESSY	Director	September 9, 2014
Dr. John L. Hennessy

/S/ KRISTINA M. JOHNSON	Director	September 9, 2014
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 9, 2014
Roderick C. McGeary

/S/ ARUN SARIN	Director	September 9, 2014
Arun Sarin

/S/ STEVEN M. WEST	Director	September 9, 2014
Steven M. West

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	10/4/2012
4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006
4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.3	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.4	Indenture, dated March 16, 2011, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/16/2011
4.5	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.6	Forms of Global Note for the registrant’s 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006
4.7	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.8	Forms of Global Note for the registrant’s 2.90% Senior Notes due 2014, 4.45% Senior Notes due 2020, and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.9	Forms of Global Note for the Company’s 3.150% Senior Notes due 2017	8-K	000-18225	4.1	3/16/2011
4.10	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	8-K	000-18225	10.1	11/20/2013
10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/21/2010
10.3*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)	10-K	000-18225	10.4	9/18/2007
10.4*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007
10.5*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.2	11/12/2009
10.6*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-K	000-18225	10.7	9/10/2013

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.1	11/16/2012
10.8*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004
10.9*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004
10.10*	Relocation Agreement between Cisco Systems, Inc. and Charles Robbins	10-Q	000-18225	10.2	11/22/2013
10.11	Credit Agreement dated as of February 17, 2012, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	8-K	000-18225	10.1	2/17/2012
10.12	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011
10.13	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 125 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.