Form 10-Q
period 2014-10-25
CISCO SYSTEMS, INC.
filed 2014-11-20
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2014

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
_____________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 14, 2014: 5,113,588,147
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 25, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 25, 2014	July 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,387	$6,726
Investments	47,720	45,348
Accounts receivable, net of allowance for doubtful accounts of $276 at October 25, 2014 and $265 at July 26, 2014	4,375	5,157
Inventories	1,676	1,591
Financing receivables, net	4,265	4,153
Deferred tax assets	2,689	2,808
Other current assets	1,284	1,331
Total current assets	66,396	67,114
Property and equipment, net	3,233	3,252
Financing receivables, net	3,691	3,918
Goodwill	24,364	24,239
Purchased intangible assets, net	3,066	3,280
Other assets	3,228	3,331
TOTAL ASSETS	$103,978	$105,134
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,357	$508
Accounts payable	1,022	1,032
Income taxes payable	94	159
Accrued compensation	2,638	3,181
Deferred revenue	9,449	9,478
Other current liabilities	5,496	5,451
Total current liabilities	20,056	19,809
Long-term debt	19,615	20,401
Income taxes payable	1,504	1,851
Deferred revenue	4,295	4,664
Other long-term liabilities	1,793	1,748
Total liabilities	47,263	48,473
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,109 and 5,107 shares issued and outstanding at October 25, 2014 and July 26, 2014, respectively	41,984	41,884
Retained earnings	14,273	14,093
Accumulated other comprehensive income	451	677
Total Cisco shareholders’ equity	56,708	56,654
Noncontrolling interests	7	7
Total equity	56,715	56,661
TOTAL LIABILITIES AND EQUITY	$103,978	$105,134
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 25, 2014	October 26, 2013
REVENUE:
Product	$9,435	$9,397
Service	2,810	2,688
Total revenue	12,245	12,085
COST OF SALES:
Product	3,919	3,747
Service	993	931
Total cost of sales	4,912	4,678
GROSS MARGIN	7,333	7,407
OPERATING EXPENSES:
Research and development	1,583	1,724
Sales and marketing	2,515	2,411
General and administrative	504	515
Amortization of purchased intangible assets	71	65
Restructuring and other charges	318	237
Total operating expenses	4,991	4,952
OPERATING INCOME	2,342	2,455
Interest income	179	169
Interest expense	(139)	(140)
Other income (loss), net	(22)	56
Interest and other income (loss), net	18	85
INCOME BEFORE PROVISION FOR INCOME TAXES	2,360	2,540
Provision for income taxes	532	544
NET INCOME	$1,828	$1,996

Net income per share:
Basic	$0.36	$0.37
Diluted	$0.35	$0.37
Shares used in per-share calculation:
Basic	5,112	5,378
Diluted	5,156	5,430

Cash dividends declared per common share	$0.19	$0.17
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 25, 2014	October 26, 2013
Net income	$1,828	$1,996
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $14 and $(53) for the three months ended October 25, 2014 and October 26, 2013, respectively	(22)	121
Net gains reclassified into earnings, net of tax expense of $2 and $31 for the three months ended October 25, 2014 and October 26, 2013, respectively	(5)	(52)
	(27)	69
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $3 and $(3) for the three months ended October 25, 2014 and October 26, 2013, respectively	(53)	35
Net (gains) losses reclassified into earnings	4	(9)
	(49)	26
Net change in cumulative translation adjustment and other, net of tax benefit (expense) of $11 and $(3) for the three months ended October 25, 2014 and October 26, 2013, respectively	(150)	73
Other comprehensive income (loss)	(226)	168
Comprehensive income	1,602	2,164
Comprehensive (income) loss attributable to noncontrolling interests	—	(4)
Comprehensive income attributable to Cisco Systems, Inc.	$1,602	$2,160
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 25, 2014	October 26, 2013
Cash flows from operating activities:
Net income	$1,828	$1,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	596	591
Share-based compensation expense	369	309
Provision for receivables	43	23
Deferred income taxes	236	130
Excess tax benefits from share-based compensation	(71)	(55)
(Gains) losses on investments and other, net	29	(108)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	723	361
Inventories	(107)	22
Financing receivables	(2)	(37)
Other assets	5	28
Accounts payable	(5)	(29)
Income taxes, net	(398)	(389)
Accrued compensation	(495)	(460)
Deferred revenue	(328)	(307)
Other liabilities	68	574
Net cash provided by operating activities	2,491	2,649
Cash flows from investing activities:
Purchases of investments	(9,761)	(8,835)
Proceeds from sales of investments	3,450	4,733
Proceeds from maturities of investments	3,906	4,058
Acquisition of businesses, net of cash and cash equivalents acquired	(184)	(2,447)
Purchases of investments in privately held companies	(50)	(134)
Return of investments in privately held companies	42	33
Acquisition of property and equipment	(285)	(315)
Proceeds from sales of property and equipment	3	156
Other	2	(4)
Net cash used in investing activities	(2,877)	(2,755)
Cash flows from financing activities:
Issuances of common stock	353	444
Repurchases of common stock - repurchase program	(1,088)	(1,898)
Shares repurchased for tax withholdings on vesting of restricted stock units	(342)	(286)
Short-term borrowings, original maturities less than 90 days, net	(4)	(2)
Issuances of debt	—	4
Repayments of debt	(3)	—
Excess tax benefits from share-based compensation	71	55
Dividends paid	(973)	(914)
Other	33	32
Net cash used in financing activities	(1,953)	(2,565)
Net (decrease) increase in cash and cash equivalents	(2,339)	(2,671)
Cash and cash equivalents, beginning of period	6,726	7,925
Cash and cash equivalents, end of period	$4,387	$5,254

Supplemental cash flow information:
Cash paid for interest	$263	$221
Cash paid for income taxes, net	$694	$803
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 25, 2014	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			1,828		1,828		1,828
Other comprehensive income (loss)				(226)	(226)	—	(226)
Issuance of common stock	57	353			353		353
Repurchase of common stock	(41)	(338)	(675)		(1,013)		(1,013)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(342)			(342)		(342)
Cash dividends declared ($0.19 per common share)			(973)		(973)		(973)
Tax effects from employee stock incentive plans		55			55		55
Share-based compensation expense		369			369		369
Purchase acquisitions and other		3			3		3
BALANCE AT OCTOBER 25, 2014	5,109	$41,984	$14,273	$451	$56,708	$7	$56,715

Three Months Ended October 26, 2013	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			1,996		1,996		1,996
Other comprehensive income (loss)				164	164	4	168
Issuance of common stock	58	444			444		444
Repurchase of common stock	(84)	(662)	(1,338)		(2,000)		(2,000)
Shares repurchased for tax withholdings on vesting of restricted stock units	(12)	(286)			(286)		(286)
Cash dividends declared ($0.17 per common share)			(914)		(914)		(914)
Tax effects from employee stock incentive plans		35			35		35
Share-based compensation expense		309			309		309
Purchase acquisitions and other		29			29		29
BALANCE AT OCTOBER 26, 2013	5,351	$42,166	$15,959	$772	$58,897	$12	$58,909

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 25, 2014, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,329	$21,662	$67,796	$89,458
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2015 and fiscal 2014 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The accompanying financial data as of October 25, 2014 and for the three months ended October 25, 2014 and October 26, 2013 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 26, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2014.
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
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the consolidated balance sheet as of October 25, 2014; the results of operations; statements of comprehensive income, cash flows, and equity for the three months ended October 25, 2014 and October 26, 2013, as applicable, have been made. The results of operations for the three months ended October 25, 2014 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
In March 2013, the FASB issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it sells either a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2015. The application of this accounting standard update did not have any impact to the Company's Consolidated Financial Statements.
In July 2013, the FASB issued an accounting standard update that provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward or a tax credit carryforward exists. Under the new standard update, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, is to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2015 and applied prospectively. The application of this accounting standard update did not have a material impact to the Company's Consolidated Financial Statements.

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
In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  Early adoption is not permitted.  The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Business Combinations
The Company completed two business combinations during the three months ended October 25, 2014. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Metacloud, Inc.	$149	$(7)	$29	$127
Other	38	(10)	29	19
Total acquisitions	$187	$(17)	$58	$146
On September 29, 2014, the Company completed its acquisition of Metacloud, Inc. ("Metacloud"), a provider of private clouds for global organizations. With its acquisition of Metacloud, the Company aims to advance its Intercloud strategy to deliver a globally distributed, highly secure cloud platform capable of meeting customer demands.
The total purchase consideration related to the Company’s business combinations completed during the three months ended October 25, 2014 consisted of cash consideration along with vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $3 million. Total transaction costs related to the Company’s business combination activities were $2 million and $6 million for the three months ended October 25, 2014 and October 26, 2013, respectively. These transaction costs were expensed as incurred in general and administrative (G&A) expenses in the Consolidated Statements of Operations.
The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from the Company’s business combinations completed during the three months ended October 25, 2014 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 25, 2014 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 25, 2014 (in millions):

	Balance at July 26, 2014	Acquisitions	Other	Balance at October 25, 2014
Americas	$15,080	$75	$(11)	$15,144
EMEA	5,715	60	(6)	5,769
APJC	3,444	11	(4)	3,451
Total	$24,239	$146	$(21)	$24,364
The column entitled “Other” primarily includes purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through business combinations completed during the three months ended October 25, 2014 (in millions, except years):

	FINITE LIVES				INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Metacloud, Inc.	3.0	$24	5.0	$3	$2	$29
Other	5.0	21	5.0	4	4	29
Total		$45		$7	$6	$58

The following tables present details of the Company’s purchased intangible assets (in millions):

October 25, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,150	$(2,166)	$1,984
Customer relationships	1,713	(788)	925
Other	51	(16)	35
Total purchased intangible assets with finite lives	5,914	(2,970)	2,944
In-process research and development, with indefinite lives	122	—	122
Total	$6,036	$(2,970)	$3,066

July 26, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,100	$(1,976)	$2,124
Customer relationships	1,706	(720)	986
Other	51	(13)	38
Total purchased intangible assets with finite lives	5,857	(2,709)	3,148
In-process research and development, with indefinite lives	132	—	132
Total	$5,989	$(2,709)	$3,280
Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Amortization of purchased intangible assets:
Cost of sales	$189	$174
Operating expenses	71	65
Total	$260	$239
There were no impairment charges related to purchased intangible assets during the periods presented.
The estimated future amortization expense of purchased intangible assets with finite lives as of October 25, 2014 is as follows (in millions):

Fiscal Year	Amount
2015 (remaining nine months)	$728
2016	754
2017	580
2018	421
2019	315
Thereafter	146
Total	$2,944

5.	Restructuring and Other Charges
Fiscal 2015 Plan
In connection with a restructuring action announced in August 2014, the Company incurred cumulative charges of $318 million for the first quarter of fiscal 2015. The Company estimates that it will recognize aggregate pre-tax charges pursuant to the restructuring action in an amount not expected to exceed $600 million, consisting of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based and the Company expects the remaining amount to be recognized during the remainder of fiscal 2015.
Fiscal 2014 Plan
The Fiscal 2014 Plan is a workforce reduction plan the Company announced in August 2013. In connection with this restructuring action, the Company incurred cumulative charges of approximately $418 million, of which $237 million was incurred during the three months ended October 26, 2013. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges as discussed above (in millions):

	Fiscal 2014 and Prior Plans		Fiscal 2015 Plan
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 26, 2014	$40	$29	$—	$—	$69
Gross charges in fiscal 2015	—	—	322	(4)	318
Cash payments	(13)	—	(142)	—	(155)
Non-cash items	—	(4)	—	4	—
Liability as of October 25, 2014	$27	$25	$180	$—	$232

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 25, 2014	July 26, 2014
Inventories:
Raw materials	$173	$77
Work in process	3	5
Finished goods:
Distributor inventory and deferred cost of sales	654	595
Manufactured finished goods	535	606
Total finished goods	1,189	1,201
Service-related spares	275	273
Demonstration systems	36	35
Total	$1,676	$1,591

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,471	$4,468
Computer equipment and related software	1,423	1,425
Production, engineering, and other equipment	5,728	5,756
Operating lease assets	349	362
Furniture and fixtures	498	509
	12,469	12,520
Less accumulated depreciation and amortization	(9,236)	(9,268)
Total	$3,233	$3,252

Other assets:
Deferred tax assets	$1,553	$1,700
Investments in privately held companies	886	899
Other	789	732
Total	$3,228	$3,331

Deferred revenue:
Service	$9,029	$9,640
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,056	3,924
Cash receipts related to unrecognized revenue from two-tier distributors	659	578
Total product deferred revenue	4,715	4,502
Total	$13,744	$14,142
Reported as:
Current	$9,449	$9,478
Noncurrent	4,295	4,664
Total	$13,744	$14,142

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
A summary of the Company's financing receivables is presented as follows (in millions):

October 25, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,498	$1,744	$3,071	$8,313
Residual value	234	—	—	234
Unearned income	(223)	—	—	(223)
Allowance for credit loss	(248)	(84)	(36)	(368)
Total, net	$3,261	$1,660	$3,035	$7,956
Reported as:
Current	$1,496	$827	$1,942	$4,265
Noncurrent	1,765	833	1,093	3,691
Total, net	$3,261	$1,660	$3,035	$7,956

July 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,532	$1,683	$3,210	$8,425
Residual value	233	—	—	233
Unearned income	(238)	—	—	(238)
Allowance for credit loss	(233)	(98)	(18)	(349)
Total, net	$3,294	$1,585	$3,192	$8,071
Reported as:
Current	$1,476	$728	$1,949	$4,153
Noncurrent	1,818	857	1,243	3,918
Total, net	$3,294	$1,585	$3,192	$8,071
As of October 25, 2014 and July 26, 2014, the deferred service revenue related to the financed service contracts and other was $1,672 million and $1,843 million, respectively.
Future minimum lease payments at October 25, 2014 are summarized as follows (in millions):

Fiscal Year	Amount
2015 (remaining nine months)	$1,303
2016	1,144
2017	681
2018	281
2019	87
Thereafter	2
Total	$3,498
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables less unearned income categorized by the Company’s internal credit risk rating as of October 25, 2014 and July 26, 2014 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 25, 2014	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,665	$1,482	$128	$3,275
Loan receivables	953	637	154	1,744
Financed service contracts and other	1,677	1,296	98	3,071
Total	$4,295	$3,415	$380	$8,090

	INTERNAL CREDIT RISK RATING
July 26, 2014	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,615	$1,538	$141	$3,294
Loan receivables	953	593	137	1,683
Financed service contracts and other	1,744	1,367	99	3,210
Total	$4,312	$3,498	$377	$8,187
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of October 25, 2014 and July 26, 2014 were $2,054 million and $2,220 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,324 million and $8,420 million as of their respective period ends.
The following tables present the aging analysis of gross receivables less unearned income as of October 25, 2014 and July 26, 2014 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 25, 2014	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$80	$54	$196	$330	$2,945	$3,275	$47	$39
Loan receivables	17	41	89	147	1,597	1,744	41	37
Financed service contracts and other	144	163	532	839	2,232	3,071	12	7
Total	$241	$258	$817	$1,316	$6,774	$8,090	$100	$83

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2014	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$104	$43	$165	$312	$2,982	$3,294	$48	$41
Loan receivables	2	1	16	19	1,664	1,683	19	19
Financed service contracts and other	301	238	230	769	2,441	3,210	12	9
Total	$407	$282	$411	$1,100	$7,087	$8,187	$79	$69
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables are presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $661 million and $296 million as of October 25, 2014 and July 26, 2014, respectively.
As of October 25, 2014, the Company had financing receivables of $111 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status. Such balance was $78 million as of July 26, 2014. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended October 25, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	22	(13)	19	28
Recoveries (write-offs), net	(4)	1	—	(3)
Foreign exchange and other	(3)	(2)	(1)	(6)
Allowance for credit loss as of October 25, 2014	$248	$84	$36	$368
Financing receivables as of October 25, 2014 (1)	$3,509	$1,744	$3,071	$8,324

	CREDIT LOSS ALLOWANCES
Three Months Ended October 26, 2013	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	(3)	6	—	3
Foreign exchange and other	2	1	—	3
Allowance for credit loss as of October 26, 2013	$237	$93	$20	$350
Financing receivables as of October 26, 2013 (1)	$3,549	$1,808	$3,018	$8,375
(1) Total financing receivables before allowance for credit loss.
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 25, 2014 and July 26, 2014, are presented under “(b) Credit Quality of Financing Receivables” above.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Operating Leases
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	October 25, 2014	July 26, 2014
Operating lease assets	$349	$362
Accumulated depreciation	(197)	(202)
Operating lease assets, net	$152	$160
Minimum future rentals on noncancelable operating leases at October 25, 2014 were approximately $0.2 billion for the remaining nine months of fiscal 2015, $0.1 billion for fiscal 2016, and less than $0.1 billion per year for each of fiscal 2017 through fiscal 2019.

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

October 25, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$32,343	$71	$—	$32,414
U.S. government agency securities	1,338	3	—	1,341
Non-U.S. government and agency securities	1,049	2	—	1,051
Corporate debt securities	10,170	73	(10)	10,233
U.S. agency mortgage-backed securities	875	9	—	884
Total fixed income securities	45,775	158	(10)	45,923
Publicly traded equity securities	1,263	545	(11)	1,797
Total	$47,038	$703	$(21)	$47,720

July 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$31,717	$29	$(12)	$31,734
U.S. government agency securities	1,062	1	—	1,063
Non-U.S. government and agency securities	860	2	(1)	861
Corporate debt securities	9,092	74	(7)	9,159
U.S. agency mortgage-backed securities	574	5	—	579
Total fixed income securities	43,305	111	(20)	43,396
Publicly traded equity securities	1,314	648	(10)	1,952
Total	$44,619	$759	$(30)	$45,348
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Gross realized gains	$21	$95
Gross realized losses	(14)	(12)
Total	$7	$83
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Net gains (losses) on investments in publicly traded equity securities	$(4)	$75
Net gains on investments in fixed income securities	11	8
Total	$7	$83
There were no impairment charges on available-for-sale investments for the periods presented.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 25, 2014 and July 26, 2014 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 25, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
Corporate debt securities	$2,491	$(8)	$383	$(2)	$2,874	$(10)
Total fixed income securities	2,491	(8)	383	(2)	2,874	(10)
Publicly traded equity securities	131	(11)	1	—	132	(11)
Total	$2,622	$(19)	$384	$(2)	$3,006	$(21)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,676	$(12)	$45	$—	$7,721	$(12)
Non-U.S. government and agency securities	361	(1)	22	—	383	(1)
Corporate debt securities	1,875	(3)	491	(4)	2,366	(7)
Total fixed income securities	9,912	(16)	558	(4)	10,470	(20)
Publicly traded equity securities	132	(10)	—	—	132	(10)
Total	$10,044	$(26)	$558	$(4)	$10,602	$(30)
As of October 25, 2014, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 25, 2014, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 25, 2014.
The Company has evaluated its publicly traded equity securities as of October 25, 2014 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at October 25, 2014 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,643	$16,656
Due in 1 to 2 years	14,222	14,270
Due in 2 to 5 years	13,884	13,957
Due after 5 years	1,026	1,040
Total	$45,775	$45,923

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 25, 2014 and October 26, 2013 was $1.0 billion and $0.6 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 25, 2014 and July 26, 2014, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of October 25, 2014 and July 26, 2014, the amounts are summarized in the following table (in millions):

	October 25, 2014	July 26, 2014
Equity method investments	$559	$630
Cost method investments	327	269
Total	$886	$899
Variable Interest Entities
VCE Joint Venture VCE is a joint venture that the Company formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Capital Corporation ("Intel"). VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing.
As of October 25, 2014, the Company’s cumulative gross investment in VCE was approximately $716 million, inclusive of accrued interest on convertible notes, and its ownership percentage was approximately 35%.  The Company did not make any investments in VCE during the three months ended October 25, 2014. As of October 25, 2014, the Company had recorded cumulative losses from VCE under the equity method of $691 million since inception, of which losses of $47 million and $53 million were recorded for the three months ended October 25, 2014 and October 26, 2013, respectively. The Company’s carrying value in VCE as of October 25, 2014 was $25 million.
EMC and the Company have entered into guarantee agreements on behalf of VCE to indemnify certain customers (the "Guarantees") for monetary damages. Such Guarantees were not material as of October 25, 2014.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In October 2014, the Company, EMC, VMware, and Intel agreed to restructure the VCE joint venture.  Under the terms of the agreement, VCE will undergo a reorganization and recapitalization whereby VCE will pay approximately $150 million to the Company for a portion of the outstanding principal balance of the convertible notes and accrued interest on such notes.  The Company also agreed to cancel the remaining principal balance of the convertible notes held by it and the accrued interest on such notes, and to have VCE redeem a portion of the Company’s equity interest in VCE.   EMC also agreed to indemnify the Company for any liabilities incurred by the Company under the Guarantees. Following this reorganization and recapitalization, the Company’s ownership interest in VCE will be approximately 10%.  The transaction is expected to close in the second quarter of the Company's fiscal year 2015, subject to customary regulatory approvals.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings, and has determined that as of October 25, 2014 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.
9.Fair Value
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
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability, such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of October 25, 2014 and July 26, 2014 were as follows (in millions):

	OCTOBER 25, 2014 FAIR VALUE MEASUREMENTS			JULY 26, 2014 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$2,461	$—	$2,461	$4,935	$—	$—	$4,935
Available-for-sale investments:
U.S. government securities	—	32,414	32,414	—	31,734	—	31,734
U.S. government agency securities	—	1,341	1,341	—	1,063	—	1,063
Non-U.S. government and agency securities	—	1,051	1,051	—	861	—	861
Corporate debt securities	—	10,233	10,233	—	9,159	—	9,159
U.S. agency mortgage-backed securities	—	884	884	—	579	—	579
Publicly traded equity securities	1,797	—	1,797	1,952	—	—	1,952
Derivative assets	—	227	227	—	158	2	160
Total	$4,258	$46,150	$50,408	$6,887	$43,554	$2	$50,443
Liabilities:
Derivative liabilities	$—	$99	$99	$—	$67	$—	$67
Total	$—	$99	$99	$—	$67	$—	$67
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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The Company recognized $1 million of losses related to the impairment of privately held investments for each of the three months ended October 25, 2014 and October 26, 2013. These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
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
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $327 million and $269 million as of October 25, 2014 and July 26, 2014, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of October 25, 2014 and July 26, 2014 was $1.9 billion and $2.1 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 25, 2014, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of October 25, 2014, the fair value of the Company’s senior notes and other long-term debt was $22.4 billion with a carrying amount of $21.0 billion. This compares to a fair value of $22.4 billion and a carrying amount of $20.9 billion as of July 26, 2014. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 25, 2014		July 26, 2014
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$1,350	1.38%	$500	3.11%
Other short-term debt	7	2.76%	8	2.67%
Total short-term debt	$1,357		$508
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of October 25, 2014 and July 26, 2014.
The effective interest rate on the current portion of long-term debt includes the impact of interest rate swaps, as discussed further in "(b) Long-Term Debt." Other notes and borrowings consist of the short-term portion of secured borrowings associated with customer financing arrangements. These notes and credit facilities were subject to various terms and foreign currency market interest rates pursuant to individual financial arrangements between the financing institution and the applicable foreign subsidiary.
On November 17, 2014, upon the maturity of the Company’s 2014 Fixed-Rate Notes (2.90%), the Company repaid an aggregate principal amount of $500 million.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		October 25, 2014		July 26, 2014
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$850	0.36%	$850	0.35%
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	0.57%	1,000	0.56%
Three-month LIBOR plus 0.50%	March 1, 2019	500	0.79%	500	0.78%
Fixed-rate notes:
2.90%	November 17, 2014	500	3.11%	500	3.11%
5.50%	February 22, 2016	3,000	3.05%	3,000	3.04%
1.10%	March 3, 2017	2,400	0.55%	2,400	0.56%
3.15%	March 14, 2017	750	0.80%	750	0.79%
4.95%	February 15, 2019	2,000	4.69%	2,000	4.69%
2.125%	March 1, 2019	1,750	0.77%	1,750	0.77%
4.45%	January 15, 2020	2,500	2.98%	2,500	2.98%
2.90%	March 4, 2021	500	0.93%	500	0.93%
3.625%	March 4, 2024	1,000	1.04%	1,000	1.05%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Other long-term debt		2	2.08%	4	2.39%
Total		20,752		20,754
Unaccreted discount		(62)		(63)
Hedge accounting fair value adjustments		275		210
Total		$20,965		$20,901

Reported as:
Current portion of long-term debt		$1,350		$500
Long-term debt		19,615		20,401
Total		$20,965		$20,901
To achieve its interest rate risk management objectives, the Company entered into interest rate swaps in prior periods with an aggregate notional amount of $10.4 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 11.
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 25, 2014, the Company was in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 25, 2014, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2015 (remaining nine months)	$500
2016	3,851
2017	4,151
2018	—
2019	4,250
Thereafter	8,000
Total	$20,752

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. As of October 25, 2014, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 25, 2014	July 26, 2014	Balance Sheet Line Item	October 25, 2014	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$8	$7	Other current liabilities	$46	$6
Interest rate derivatives	Other assets	217	148	Other long-term liabilities	—	3
Equity derivatives	Other current assets	—	—	Other current liabilities	50	56
Total		225	155		96	65
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	3	Other current liabilities	3	2
Equity derivatives	Other assets	—	2	Other long-term liabilities	—	—
Total		2	5		3	2
Total		$227	$160		$99	$67
The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	October 25, 2014	October 26, 2013	Line Item in Statements of Operations	October 25, 2014	October 26, 2013
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(56)	$38	Operating expenses	$(3)	$7
			Cost of sales—service	(1)	2
Total	$(56)	$38		$(4)	$9

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$20	$(19)	Other income (loss), net	$—	$—
As of October 25, 2014, the Company estimates that approximately $52 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 25, 2014	October 26, 2013	October 25, 2014	October 26, 2013
Equity derivatives	Other income (loss), net	$6	$(35)	$(6)	$35
Interest rate derivatives	Interest expense	70	18	(73)	(20)
Total		$76	$(17)	$(79)	$15

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 25, 2014	October 26, 2013
Foreign currency derivatives	Other income (loss), net	$(58)	$43
Total return swaps—deferred compensation	Operating expenses	(13)	17
Equity derivatives	Other income (loss), net	(4)	11
Total		$(75)	$71
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 25, 2014	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$2,614	$1,618
Interest rate derivatives	10,400	10,400
Net investment hedging instruments	372	345
Equity derivatives	238	238
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,445	2,528
Total return swaps—deferred compensation	438	428
Total	$16,507	$15,557

(b)	Offsetting of Derivative Instruments
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

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
October 25, 2014	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$227	$—	$227	$(59)	$(115)	$53

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
October 25, 2014	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$99	$—	$99	$(59)	$—	$40

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 25, 2014 and July 26, 2014, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedge, Long-Term Debt   In fiscal 2014 and 2013, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due on various dates from 2017 through 2024. In the periods prior to fiscal 2013, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in 2016 and 2017. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other long-term liabilities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
For the periods presented, amounts excluded from the assessment of hedge effectiveness were not material for fair value, cash flow, and net investment hedges. In addition, hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for any of the periods presented.

(g)	Collateral and Credit-Risk-Related Contingent Features
For certain derivative instruments, the Company and its counterparties have entered into arrangements requiring the party that is in a liability position from a mark-to-market standpoint to post cash collateral to the other party. See further discussion under “(b) Offsetting of Derivative Instruments” above.
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. No such derivatives were in a net liability position as of October 25, 2014. The fair market value of such derivatives was $3 million as of July 26, 2014.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 25, 2014 are as follows (in millions):

Fiscal Year	Amount
2015 (remaining nine months)	$292
2016	282
2017	185
2018	132
2019	65
Thereafter	183
Total	$1,139

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to either procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 25, 2014 and July 26, 2014, the Company had total purchase commitments for inventory of $4,299 million and $4,169 million, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 25, 2014 and July 26, 2014, the liability for these purchase commitments was $169 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Compensation expense related to acquisitions	$98	$304
As of October 25, 2014, the Company estimated that future cash compensation expense of up to $528 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc., as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three months ended October 25, 2014 and October 26, 2013, the Company recorded compensation expense of $53 million and $257 million, respectively, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $853 million, net of forfeitures and including the $469 million that has been expensed to date. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $252 million and $255 million as of October 25, 2014 and July 26, 2014, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Balance at beginning of period	$446	$402
Provision for warranties issued	143	196
Payments	(153)	(169)
Balance at end of period	$436	$429
The Company accrues for warranty costs as part of its cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. The Company’s products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products the Company provides a limited lifetime warranty.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Financing and Other Guarantees
In the ordinary course of business, the Company provides financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.3 billion for each of the three months ended October 25, 2014 and October 26, 2013. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.2 billion as of October 25, 2014 and July 26, 2014, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $26 million and $25 million for the three months ended October 25, 2014 and October 26, 2013.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 25, 2014 and July 26, 2014, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 25, 2014	July 26, 2014
Maximum potential future payments relating to financing guarantees:
Channel partner	$285	$263
End user	161	202
Total	$446	$465
Deferred revenue associated with financing guarantees:
Channel partner	$(126)	$(127)
End user	(130)	(166)
Total	$(256)	$(293)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$190	$172
Other Guarantees The Company’s other guarantee arrangements as of October 25, 2014 and July 26, 2014 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components are widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products are beyond the Company's warranty terms, the Company is proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in an additional charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. The remaining supplier component remediation liability as of October 25, 2014 and July 26, 2014 was $639 million and $670 million, respectively.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has an obligation to indemnify certain expenses pursuant to such agreements in a case involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) in the United States District Court for the District of Kansas filed on December 19, 2011 (including one case that was later transferred to the District of Delaware). Sprint alleges that the service providers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint is seeking monetary damages. Trial dates have been set for the first half of calendar year 2015. The parties intend to conduct a mediation process later this calendar year, and the Company may be asked to participate. The mediation could result in a resolution of the case for some or all of the Company's service provider customers. The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $348 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of October 25, 2014. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Rockstar The Company and some of its service provider customers are subject to patent claims asserted in December 2013 in the Eastern District of Texas and the District of Delaware by subsidiaries of the Rockstar Consortium ("Rockstar"). Rockstar, whose members include Apple, Microsoft, LM Ericsson, Sony, and Blackberry, purchased a portfolio of patents out of the Nortel Networks’ bankruptcy proceedings (the “Nortel Portfolio”). Rockstar’s subsidiaries allege that some of the Company’s NGN Routing, Switching and Collaboration products, as well as video solutions deployed by its service provider customers, infringe some of the patents in the Nortel Portfolio. A binding letter of intent has been executed with Rockstar regarding the Nortel Portfolio. The transaction, which is subject to various closing conditions, will result in various technology companies, including but not limited to the Company and the various service provider customers described above, obtaining a license to that portfolio. The parties agreed to stay the litigation pending negotiation of agreements, and when the transaction closes, Rockstar will dismiss all litigation brought against the participating companies. In connection with this matter, during the first quarter of fiscal 2015 the Company recorded a charge to product cost of sales of $188 million.
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
During the three months ended October 25, 2014, the Company declared and paid cash dividends of $0.19 per common share, or $973 million, on the Company’s outstanding common stock. During the three months ended October 26, 2013, the Company declared and paid cash dividends of $0.17 per common share, or $914 million, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company’s Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 25, 2014, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $7.5 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2014	4,288	$20.63	$88,445
Repurchase of common stock under the stock repurchase program (1)	41	24.58	1,013
Cumulative balance at October 25, 2014	4,329	$20.66	$89,458
(1) Includes stock repurchases of $51 million, which were pending settlement as of October 25, 2014. There were $126 million of stock repurchases that were pending settlement as of July 26, 2014.
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
For the three months ended October 25, 2014 and October 26, 2013, the Company repurchased approximately 14 million and 12 million shares, or $342 million and $286 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 25, 2014, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of October 25, 2014, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 471.4 million shares of the Company’s common stock have been reserved for issuance as of October 25, 2014. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during either of the three months ended October 25, 2014 and October 26, 2013. As of October 25, 2014, 25 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Cost of sales—product	$11	$10
Cost of sales—service	37	33
Share-based compensation expense in cost of sales	48	43
Research and development	119	92
Sales and marketing	147	123
General and administrative	59	54
Restructuring and other charges	(4)	(3)
Share-based compensation expense in operating expenses	321	266
Total share-based compensation expense	$369	$309
Income tax benefit for share-based compensation	$94	$78
As of October 25, 2014, the total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion, which is expected to be recognized over approximately 2.4 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT July 27, 2013	228
Restricted stock, stock units, and other share-based awards granted	(98)
Share-based awards canceled/forfeited/expired	36
Additional shares reserved	135
Shares withheld for taxes and not issued	6
Other	3
BALANCE AT July 26, 2014	310
Restricted stock, stock units, and other share-based awards granted	(27)
Share-based awards canceled/forfeited/expired	16
Shares withheld for taxes and not issued	20
BALANCE AT October 25, 2014	319
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 27, 2013	143	$18.80
Granted and assumed	72	20.85
Vested	(53)	19.55	$1,229
Canceled/forfeited	(13)	18.61
UNVESTED BALANCE AT JULY 26, 2014	149	19.54
Granted and assumed	15	23.17
Vested	(38)	19.51	$968
Canceled/forfeited	(6)	19.48
UNVESTED BALANCE AT OCTOBER 25, 2014	120	$20.02

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 27, 2013	276	$24.44
Assumed from acquisitions	6	3.60
Exercised	(78)	18.30
Canceled/forfeited/expired	(17)	27.53
BALANCE AT JULY 26, 2014	187	26.03
Assumed from acquisitions	1	2.72
Exercised	(19)	18.66
Canceled/forfeited/expired	(6)	29.05
BALANCE AT OCTOBER 25, 2014	163	$26.63

The following table summarizes significant ranges of outstanding and exercisable stock options as of October 25, 2014 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	7	5.3	$4.07	$145	4	$5.41	$74
15.01 – 18.00	1	1.0	17.32	7	1	17.32	7
18.01 – 20.00	2	0.5	19.60	9	2	19.60	9
20.01 – 25.00	55	1.0	22.87	51	54	22.87	51
25.01 – 30.00	26	1.7	26.59	—	26	26.59	—
30.01 – 35.00	72	1.8	32.16	—	72	32.16	—
Total	163	1.6	$26.63	$212	159	$27.13	$141
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.78 as of October 24, 2014, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 25, 2014 was 61 million. As of July 26, 2014, 183 million outstanding stock options were exercisable and the weighted-average exercise price was $26.50.

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

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	October 25, 2014	October 26, 2013	October 25, 2014	October 26, 2013
Number of shares granted (in millions)	9	10	6	4
Grant date fair value per share	$23.10	$23.11	$23.31	$22.70
Weighted-average assumptions/inputs:
Expected dividend yield	3.0%	2.7%	3.0%	2.3%
Range of risk-free interest rates	0.0% – 1.8%	0.0% – 1.4%	0.0% – 1.8%	0.0% – 1.4%
Range of expected volatilities for index	N/A	N/A	15.1% – 70.0%	17.4% – 70.5%
The PRSUs granted during the first quarter of each of fiscal 2015 and fiscal 2014 are contingent on the achievement of the Company’s financial performance metrics, its comparative market-based returns, or the achievement of non-financial operating goals. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns, and 0% or 100% of the target shares granted contingent on the achievement of non-financial operating goals.

15.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the three months ended October 25, 2014 and October 26, 2013 are summarized as follows (in millions):

October 25, 2014	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(36)	(56)	(161)	(253)
(Gains) losses reclassified out of other comprehensive income	(7)	4	—	(3)
Tax benefit (expense)	16	3	11	30
BALANCE AT OCTOBER 25, 2014	$397	$(61)	$115	$451

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

October 26, 2013	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Other	Accumulated Other Comprehensive Income
BALANCE AT JULY 27, 2013	$379	$8	$221	$608
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	170	38	76	284
(Gains) losses reclassified out of other comprehensive income	(83)	(9)	—	(92)
Tax benefit (expense)	(22)	(3)	(3)	(28)
BALANCE AT OCTOBER 26, 2013	$444	$34	$294	$772

The net gains (losses) reclassified out of other comprehensive income into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$7	$83	Other income (loss), net

Net unrealized gains and (losses) on cash flow hedging instruments:
Foreign currency derivatives	(3)	7	Operating expenses
Foreign currency derivatives	(1)	2	Cost of sales—service
	(4)	9

Total amounts reclassified out of other comprehensive income	$3	$92

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013
Income before provision for income taxes	$2,360	$2,540
Provision for income taxes	$532	$544
Effective tax rate	22.5%	21.4%
As of October 25, 2014, the Company had $2.0 billion of unrecognized tax benefits, of which $1.7 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. Accordingly, the Company estimates that it is reasonably possible that the unrecognized tax benefits at October 25, 2014 could be reduced by $300 million in the next 12 months.

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
Summarized financial information by segment for the three months ended October 25, 2014 and October 26, 2013, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Revenue:
Americas	$7,501	$7,316
EMEA	3,002	2,933
APJC	1,742	1,836
Total	$12,245	$12,085
Gross margin:
Americas	$4,810	$4,650
EMEA	1,915	1,888
APJC	1,025	1,079
Segment total	7,750	7,617
Unallocated corporate items	(417)	(210)
Total	$7,333	$7,407
Revenue in the United States was $6.6 billion and $6.4 billion for the three months ended October 25, 2014 and October 26, 2013, respectively.

(b)	Revenue for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Collaboration, Service Provider Video, Data Center, Wireless, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Revenue:
Switching	$3,846	$3,740
NGN Routing	1,949	2,026
Collaboration	949	1,051
Service Provider Video	871	987
Data Center	693	601
Wireless	605	547
Security	455	365
Other	67	80
Product	9,435	9,397
Service	2,810	2,688
Total	$12,245	$12,085
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of October 25, 2014 and July 26, 2014 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $48.3 billion and $47.4 billion as of October 25, 2014 and July 26, 2014, respectively, and the remaining $3.8 billion and $4.7 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 25, 2014	July 26, 2014
Property and equipment, net:
United States	$2,687	$2,697
International	546	555
Total	$3,233	$3,252

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 25, 2014	October 26, 2013
Net income	$1,828	$1,996
Weighted-average shares—basic	5,112	5,378
Effect of dilutive potential common shares	44	52
Weighted-average shares—diluted	5,156	5,430
Net income per share—basic	$0.36	$0.37
Net income per share—diluted	$0.35	$0.37
Antidilutive employee share-based awards, excluded	114	174
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

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance
Revenue	$12,245	$12,085	1.3%
Gross margin percentage	59.9%	61.3%	(1.4)	pts
Research and development	$1,583	$1,724	(8.2)%
Sales and marketing	$2,515	$2,411	4.3%
General and administrative	$504	$515	(2.1)%
Total R&D, sales and marketing, general and administrative	$4,602	$4,650	(1.0)%
Total as a percentage of revenue	37.6%	38.5%	(0.9)	pts
Amortization of purchased intangible assets	$71	$65	9.2%
Restructuring and other charges	$318	$237	34.2%
Operating income as a percentage of revenue	19.1%	20.3%	(1.2)	pts
Income tax percentage	22.5%	21.4%	1.1	pts
Net income	$1,828	$1,996	(8.4)%
Net income as a percentage of revenue	14.9%	16.5%	(1.6)	pts
Earnings per share—diluted	$0.35	$0.37	(5.4)%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
In the first quarter of fiscal 2015, revenue increased by 1% as compared with the first quarter of fiscal 2014. Within the total revenue change, product revenue was flat while service revenue increased 5%. Total gross margin decreased by 1.4 percentage points, driven by unfavorable impacts from pricing and the $188 million Rockstar patent portfolio charge partially offset by productivity improvement and the favorable impact of mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.9 percentage points. Operating income as a percentage of revenue decreased by 1.2 percentage points, primarily as a result of the increase in restructuring and other charges. Diluted earnings per share decreased by 5% from the prior year, driven by an 8% decrease in net income.
In the first quarter of fiscal 2015, total revenue increased by $0.2 billion as compared to the first quarter of fiscal 2014. Revenue from the Americas increased by $0.2 billion, reflecting higher product revenue in the United States. EMEA revenue increased by $0.1 billion, led by higher product revenue in the United Kingdom. Revenue in our APJC segment decreased by $0.1 billion, led by a product revenue decline in China. The weakness we encountered in emerging countries in fiscal 2014 continued in certain of the emerging countries in the first quarter of fiscal 2015. We experienced mixed results in the emerging countries of Brazil, Russia, India, China, and Mexico (“BRICM”), which in the aggregate, experienced a 7% product revenue decline, as product revenue declines in China and Russia were only partially offset by increases in the other three countries. We believe that the product revenue declines in various emerging countries were driven by the impact of economic and geopolitical challenges in these countries.
From a customer market standpoint, in the first quarter of fiscal 2015, while the service provider market continued to experience a decline in product revenue, we had solid product revenue growth in the public sector and commercial markets, and modest growth in the enterprise market. The product revenue increase in the public sector market was led by higher spending from the U.S. federal government.
From a product category perspective, product revenue was flat year over year. Overall, our product revenue from our core product areas was relatively flat as the increase in product revenue from our Switching products was substantially offset by the decrease in revenue from our NGN Routing products. Our other major product categories experienced revenue changes ranging from a 12% decrease in Service Provider Video to a 25% increase in Security. Service revenue increased by 5% year over year.
In summary, in the first quarter of fiscal 2015, we continued to see some improved business momentum. We also continued to experience several of the challenges we have encountered in recent quarters including reduced spending by our service provider customers and weakness in certain emerging countries. We did see our product transitions in certain areas start to improve. We are not expecting the challenges in service provider and emerging countries to improve for at least a few quarters.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
For a full discussion of our strategy and focus areas, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 26, 2014.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2015 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	October 25, 2014	July 26, 2014
Cash and cash equivalents and investments	$52,107	$52,074
Deferred revenue	$13,744	$14,142
DSO	33 days	38 days
Inventories	$1,676	$1,591
Annualized inventory turns	12.0	12.7

	Three Months Ended
	October 25, 2014	October 26, 2013
Cash provided by operating activities	$2,491	$2,649
Repurchases of common stock—stock repurchase program	$1,013	$2,000
Dividends	$973	$914

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 26, 2014, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first quarter of fiscal 2015, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.7 billion and $4.5 billion as of October 25, 2014 and July 26, 2014, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

or completion of performance. Our deferred revenue for services was $9.0 billion and $9.6 billion as of October 25, 2014 and July 26, 2014, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 25, 2014	July 26, 2014
Allowance for doubtful accounts	$276	$265
Percentage of gross accounts receivable	5.9%	4.9%
Allowance for credit loss—lease receivables	$248	$233
Percentage of gross lease receivables(1)	6.6%	6.2%
Allowance for credit loss—loan receivables	$84	$98
Percentage of gross loan receivables	4.8%	5.8%
(1) Calculated as allowance for credit loss on lease receivables as a percentage of gross lease receivables before unearned income.
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 25, 2014 and July 26, 2014 was $123 million and $135 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.7 billion and $1.6 billion as of October 25, 2014 and July 26, 2014, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

October 25, 2014, the liability for these purchase commitments was $169 million, compared with $162 million as of July 26, 2014, and was included in other current liabilities.
Our provision for inventory was $11 million and $18 million for the first quarter of fiscal 2015 and 2014, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $32 million and $30 million for the first quarter of fiscal 2015 and 2014, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
Our liability for product warranties, included in other current liabilities, was $436 million as of October 25, 2014, compared with $446 million as of July 26, 2014. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first quarter of fiscal 2015 and 2014 was $143 million and $196 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $47.7 billion as of October 25, 2014, compared with $45.3 billion as of July 26, 2014. Our fixed income investment portfolio as of October 25, 2014 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
As described more fully in Note 9 to the Consolidated Financial Statements, a valuation hierarchy is based on the level of independent, objective evidence available regarding the value of the investments. It encompasses three classes of investments: Level 1 consists of securities for which there are quoted prices in active markets for identical securities; Level 2 consists of securities for which observable inputs other than Level 1 inputs are used, such as quoted prices for similar securities in active markets or quoted prices for identical securities in less active markets and model-derived valuations for which the variables are derived from,

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 25, 2014. We had no Level 3 assets measured at fair value on a recurring basis as of October 25, 2014.
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
There were no impairment charges on our investments in publicly traded equity securities and fixed income securities in the first quarters of fiscal 2015 and 2014. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. Our investments in privately held companies as of October 25, 2014 were $886 million, compared with $899 million as of July 26, 2014, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charge on investments in privately held companies was $1 million for the first quarter of each of fiscal 2015 and 2014.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The goodwill recorded in the Consolidated Balance Sheets as of October 25, 2014 and July 26, 2014 was $24.4 billion and $24.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarters of fiscal 2015 and 2014.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first quarters of fiscal 2015 and 2014. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 22.5% and 21.4% in the first quarter of fiscal 2015 and 2014, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,435	$9,397	$38	0.4%
Percentage of revenue	77.1%	77.8%
Service	2,810	2,688	122	4.5%
Percentage of revenue	22.9%	22.2%
Total	$12,245	$12,085	$160	1.3%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,501	$7,316	$185	2.5%
Percentage of revenue	61.3%	60.5%
EMEA	3,002	2,933	69	2.4%
Percentage of revenue	24.5%	24.3%
APJC	1,742	1,836	(94)	(5.1)%
Percentage of revenue	14.2%	15.2%
Total	$12,245	$12,085	$160	1.3%
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
For the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, total revenue increased by 1%. Product revenue was flat, while service revenue increased by 5%. Our total revenue reflected growth in our Americas and EMEA geographic segments, while revenue declined in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a 7% product revenue decline, with declines in China and Russia only partially offset by increases in the other three countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in first quarter of fiscal 2015 may have been adversely affected by the depreciation of the local currency relative to the U.S. dollar in certain emerging countries, although as noted above, such indirect effects are difficult to measure.
In addition to the impact of macroeconomic factors, such as a reduced IT spending environment and budget-driven reductions in spending by government entities, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support, and these activities may occur in future periods, which may also impact the timing of the recognition of revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,684	$5,533	$151	2.7%
Percentage of product revenue	60.2%	58.9%
EMEA	2,396	2,381	15	0.6%
Percentage of product revenue	25.4%	25.3%
APJC	1,355	1,483	(128)	(8.6)%
Percentage of product revenue	14.4%	15.8%
Total	$9,435	$9,397	$38	0.4%
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
Americas
Product revenue in the Americas segment increased by 3%, led by solid growth in the public sector market and, to a lesser extent, growth in the commercial and enterprise markets. Product revenue increased in the U.S. public sector market, led by higher sales to the U.S. federal government. Within the Americas segment, we continued to experience a product revenue decline in the service provider market. From a country perspective, product revenue increased by 3% in the United States, 1% in Canada, 12% in Mexico and 8% in Brazil, partially offset by product revenue declines in certain countries within Latin America.
EMEA
Product revenue in the EMEA segment increased by 1%, led by growth in the commercial market and, to a lesser extent, growth in the service provider market. We experienced product revenue declines in the enterprise and public sector markets. Product revenue from emerging countries within EMEA decreased by 5%, led by a 22% decrease in Russia. Product revenue for the remainder of EMEA, which primarily comprises countries in western Europe, grew by 3%.
APJC
Product revenue in the APJC segment decreased by 9%. The decrease in product revenue was across all customer markets, led by a significant decline in the service provider market. From a country perspective, product revenue decreased in China, Australia, and Japan by 24%, 13%, and 4%, respectively. These decreases were partially offset by an increase in product revenue of 27% in India.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Service Provider Video (infrastructure, video software and solutions); Data Center; Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,846	$3,740	$106	2.8%
Percentage of product revenue	40.8%	39.8%
NGN Routing	1,949	2,026	(77)	(3.8)%
Percentage of product revenue	20.7%	21.6%
Collaboration	949	1,051	(102)	(9.7)%
Percentage of product revenue	10.1%	11.2%
Service Provider Video	871	987	(116)	(11.8)%
Percentage of product revenue	9.2%	10.5%
Data Center	693	601	92	15.3%
Percentage of product revenue	7.3%	6.4%
Wireless	605	547	58	10.6%
Percentage of product revenue	6.4%	5.8%
Security	455	365	90	24.7%
Percentage of product revenue	4.8%	3.9%
Other	67	80	(13)	(16.3)%
Percentage of product revenue	0.7%	0.8%
Total	$9,435	$9,397	$38	0.4%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
Switching
Revenue in our Switching product category increased by 3%, or $106 million, driven by a 7%, or $170 million, increase in revenue from our LAN fixed-configuration switches. Revenue from our LAN fixed-configuration switches increased due to the continued adoption of Cisco Catalyst 3650 Series Switches and Cisco Catalyst 3850 Series Switches. Higher revenue from fixed-configuration Cisco Nexus Series Switches also contributed to the increase. We also experienced a 63%, or $60 million, increase in sales of storage products within this category. Partially offsetting these increases was a decrease in revenue from our modular switches of 9%, or $124 million, due primarily to lower sales of Cisco Catalyst 6500-E Series Switches.
NGN Routing
The decrease in revenue in our NGN Routing product category of 4%, or $77 million, was driven by a 39%, or $70 million, decrease in revenue from what we categorize as other NGN Routing products and a 7%, or $49 million, decrease in revenue from our midrange and low-end router products. These decreases were partially offset by a 4%, or $42 million, increase in revenue from our high-end products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products. The decrease in revenue from our midrange and low-end router products was due to lower sales of our Cisco Integrated Services Routers products. Within the high-end router product category, we experienced increased sales of mobility products within our Cisco Aggregation Services Routers category and the adoption of our Cisco Network Convergence System platform partially offset by lower sales of Cisco Carrier Routing System products and our legacy high-end router products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Collaboration
Overall, revenue in our Collaboration product category decreased by 10%, or $102 million, primarily due to decreased revenue from our Cisco TelePresence and Unified Communications products, driven by lower revenue in endpoint products such as phones. These decreases were partially offset by higher revenue from our conferencing products. We continue to increase the amount of deferred revenue related to our Collaboration product category.
Service Provider Video
Revenue in our Service Provider Video product category decreased by 12%, or $116 million, driven by a decrease in sales of our Service Provider Video infrastructure products. The revenue decline in Service Provider Video infrastructure products was due to a decrease in revenue from connected devices and cable access products. The decrease in revenue from connected devices products was due primarily to lower sales of set-top boxes.
Data Center
We continue to experience solid growth in our Data Center product category, which grew by 15%, or $92 million, with sales growth of our Cisco Unified Computing System products occurring across most geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.
Wireless
Revenue in our Wireless product category increased by 11%, or $58 million, driven by continued growth in our 802.11ac portfolio and an increase in sales of Meraki products. We continue to increase the proportion of recurring revenue in our Wireless product category.
Security
Revenue in our Security product category experienced growth of 25%, or $90 million, driven by higher network security sales as we combined products from Sourcefire, which we acquired in the first quarter of fiscal 2014, more closely with our other products. We continue to increase the proportion of recurring revenue in our Security product category.
Other Products
We experienced a year-over-year decrease in revenue in our Other Products category, due in large part to the decrease in sales of our other networking products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,817	$1,783	$34	1.9%
Percentage of service revenue	64.6%	66.4%
EMEA	606	552	54	9.8%
Percentage of service revenue	21.6%	20.5%
APJC	387	353	34	9.6%
Percentage of service revenue	13.8%	13.1%
Total	$2,810	$2,688	$122	4.5%
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
Service revenue experienced growth across all of our geographic segments. Worldwide technical support services revenue increased by 5% while worldwide advanced services revenue increased by 3% driven by growth in subscription revenues. Technical support service revenue experienced growth across all geographic segments, led by solid growth in our APJC segment. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, experienced strong growth in our EMEA segment, increased slightly in our APJC segment, and decreased slightly in our Americas segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 25, 2014	October 26, 2013	October 25, 2014	October 26, 2013
Gross margin:
Product	$5,516	$5,650	58.5%	60.1%
Service	1,817	1,757	64.7%	65.4%
Total	$7,333	$7,407	59.9%	61.3%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2015 as compared with the corresponding prior year period:

Product Gross Margin Percentage
First Quarter of Fiscal 2014	60.1%
Product pricing	(2.5)%
Rockstar patent portfolio charge	(2.0)%
Amortization of purchased intangible assets	(0.1)%
Mix of products sold	0.9%
Productivity (1)	2.1%
First Quarter of Fiscal 2015	58.5%
(1) Productivity includes overall manufacturing-related costs, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
Product gross margin decreased by 1.6 percentage points compared with the first quarter of fiscal 2014.
The decrease in product gross margin was driven by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. The decrease was also due to a charge of $188 million to product cost of sales recorded in the first quarter fiscal 2015 related to the Rockstar patent portfolio. Our product gross margin for the first quarter of fiscal 2015 was also negatively impacted by higher amortization expense from purchased intangible assets.
These amounts were partially offset by benefits from productivity and the mix of products sold. The productivity benefits we experienced in the first quarter of fiscal 2015 were driven by value engineering efforts; favorable component pricing; continued operational efficiency in manufacturing operations; and lower warranty expense. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The shift in the mix of products sold increased our product gross margin, primarily as a result of a revenue increase from certain of our higher margin core products and decreased revenue from our relatively lower margin Service Provider Video products, partially offset by a revenue increase in our relatively lower margin Cisco Unified Computing System products.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Gross Margin
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
Our service gross margin percentage decreased by 0.7 percentage points for the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, driven by increased cost impacts such as partner delivery costs and headcount-related costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 25, 2014	October 26, 2013	October 25, 2014	October 26, 2013
Gross margin:
Americas	$4,810	$4,650	64.1%	63.6%
EMEA	1,915	1,888	63.8%	64.4%
APJC	1,025	1,079	58.8%	58.8%
Segment total	7,750	7,617	63.3%	63.0%
Unallocated corporate items (1)	(417)	(210)
Total	$7,333	$7,407	59.9%	61.3%
(1) The unallocated corporate items for the periods presented include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, significant litigation and other contingencies, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Three Months Ended October 25, 2014 Compared with Three Months Ended October 26, 2013
The Americas segment experienced a gross margin percentage increase due to productivity improvements from lower overall manufacturing costs and, to a lesser extent, a favorable mix impact. The favorable mix impact in this geographic segment was driven by lower sales of our relatively lower margin Service Provider Video products and an increase in revenue from certain of our higher margin core products, partially offset by an increase in revenue from our relatively lower margin Cisco Unified Computing System products. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing.
The gross margin percentage decrease in our EMEA segment was due primarily to the unfavorable impacts from pricing, as well as an unfavorable mix impact, partially offset by productivity improvements in this geographic segment. The unfavorable mix impact was driven by an increase in revenue from our lower margin Cisco Unified Computing System products.
Our APJC segment gross margin percentage was unchanged, as a favorable impact of mix and productivity improvements offset the unfavorable impacts from pricing. The favorable mix impact was driven by an increase in revenue from certain of our higher margin core products and a decrease in revenue from our relatively lower margin Service Provider Video products.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Product gross margin may be adversely affected in the future by changes in the mix of products sold, including periods of increased growth of some of our lower margin products; introduction of new products, including products with price-performance advantages and new business models for our offerings such as other-as-a-service (“XaaS”); our ability to reduce production costs; entry into new markets, including markets with different pricing structures and cost structures, as a result of internal development or through acquisitions; changes in distribution channels; price competition, including competitors from Asia, especially those from China; changes in geographic mix of our product revenue; the timing of revenue recognition and revenue deferrals; sales discounts; increases in material or labor costs, including share-based compensation expense; excess inventory and obsolescence charges; warranty costs; changes in shipment volume; loss of cost savings due to changes in component pricing; effects of value engineering; inventory holding charges; and the extent to which we successfully execute on our strategy and operating plans. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain. Service gross margin may be impacted by various factors such as the change in mix between technical support services and advanced services; the timing of technical support service contract initiations and renewals; share-based compensation expense; and the timing of our strategic investments in headcount and resources to support this business.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance in Dollars	Variance in Percent
Research and development	$1,583	$1,724	$(141)	(8.2)%
Percentage of revenue	12.9%	14.3%
Sales and marketing	2,515	2,411	104	4.3%
Percentage of revenue	20.5%	20.0%
General and administrative	504	515	(11)	(2.1)%
Percentage of revenue	4.1%	4.3%
Total	$4,602	$4,650	$(48)	(1.0)%
Percentage of revenue	37.6%	38.5%

R&D Expenses
R&D expenses decreased for the first quarter of fiscal 2015, as compared with the corresponding period in fiscal 2014, primarily due to compensation expense recorded in the first quarter of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme. See Note 12 to the Consolidated Financial Statements. Efficiencies related to our restructuring actions also contributed to the decrease.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses increased for the first quarter of fiscal 2015, as compared with the corresponding period in fiscal 2014, due to higher discretionary spending, higher headcount-related expenses and higher share-based compensation expense.

G&A Expenses
G&A expenses decreased in the first quarter of fiscal 2015, as compared with the corresponding period in fiscal 2014, primarily due to compensation expense recorded in the first quarter of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme and due to lower discretionary spending and lower contracted services in the first quarter of fiscal 2015. Lower headcount-related expenses also contributed to the decrease in G&A expenses. The lower headcount-related expenses were due to efficiencies related to our restructuring actions.
Effect of Foreign Currency
In the first quarter of fiscal 2015, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by $4 million, or approximately 0.1%, compared with the first quarter of fiscal 2014. In the first quarter of fiscal 2014, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $44 million, or approximately 1.0%, compared with the first quarter of fiscal 2013.

Headcount
Our headcount decreased by approximately 1,800 employees in the first quarter of fiscal 2015 as compared with the total headcount at the end of fiscal 2014. The decrease was due to headcount reductions from our workforce reduction under the Fiscal 2015 Plan. These headcount reductions were partially offset by headcount additions from targeted hiring in engineering, services and sales, and also by headcount additions from our recent acquisitions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Cost of sales—product	$11	$10
Cost of sales—service	37	33
Share-based compensation expense in cost of sales	48	43
Research and development	119	92
Sales and marketing	147	123
General and administrative	59	54
Restructuring and other charges	(4)	(3)
Share-based compensation expense in operating expenses	321	266
Total share-based compensation expense	$369	$309
The increase in share-based compensation expense for the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, was due primarily to share-based compensation expense attributable to equity awards assumed with respect to our acquisitions and higher expense associated with the ESPP and PRSUs.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Amortization of purchased intangible assets:
Cost of sales	$189	$174
Operating expenses	71	65
Total	$260	$239
Amortization of purchased intangible assets increased for the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, due to amortization of purchased intangible assets from our recent acquisitions partially offset by certain purchased intangible assets having become fully amortized.
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
Restructuring and Other Charges
In the first quarter of fiscal 2015, we incurred within operating expenses restructuring and other charges of approximately $318 million which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2015 Plan. We expect the remaining charges under this plan to be incurred within the remainder of fiscal 2015. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud.
In the first quarter of fiscal 2014, we incurred within operating expenses net restructuring and other charges of $237 million, which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2014 Plan. See Note 5 to the Consolidated Financial Statements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 25, 2014	October 26, 2013
Operating income	$2,342	$2,455
Operating income as a percentage of revenue	19.1%	20.3%
For the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, operating income decreased by 5%, and as a percentage of revenue operating income decreased by 1.2 percentage points. The decrease resulted from a gross margin percentage decline, driven in part by the Rockstar patent portfolio charge of $188 million (or 1.5 percentage points) and an increase in restructuring and other charges related to the workforce reduction under the Fiscal 2015 Plan.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance
Interest income	$179	$169	$10
Interest expense	(139)	(140)	1
Interest income (expense), net	$40	$29	$11
Interest income increased in the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, primarily due to the increase in our portfolio of cash, cash equivalents, and fixed income investments. Interest expense in the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, was relatively flat.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013	Variance
Gains (losses) on investments, net:
Publicly traded equity securities	$(4)	$75	$(79)
Fixed income securities	11	8	3
Total available-for-sale investments	7	83	(76)
Privately held companies	(33)	(31)	(2)
Net gains (losses) on investments	(26)	52	(78)
Other gains (losses), net	4	4	—
Other income (loss), net	$(22)	$56	$(78)
The decrease in total net gains on available-for-sale investments in the first quarter of fiscal 2015, compared with the first quarter of fiscal 2014, was primarily attributable to losses on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net losses on investments in privately held companies for the first quarter of fiscal 2015, as compared with the first quarter of fiscal 2014, was primarily due to higher net losses recognized from our equity method investments, partially offset by higher realized gains from various investments in privately held companies.
Other gains (losses), net was flat in the first quarter of fiscal 2015 as compared with the first quarter of fiscal 2014, as favorable foreign exchange impacts were offset by unfavorable impacts from equity derivatives.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Income Taxes
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates, higher than anticipated in countries that have higher tax rates, and expiration of or lapses in tax incentives. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries. If these earnings were distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates and in some cases is wholly exempt from tax. Our failure to meet these commitments could adversely impact our provision for income taxes. The provision for income taxes resulted in an effective tax rate of 22.5% for the first quarter of fiscal 2015, compared with 21.4% for the first quarter of fiscal 2014. The net 1.1 percentage point increase in the effective tax rate for the first quarter of fiscal 2015 was primarily due to expiration of the U.S. federal R&D tax credit and a decrease in foreign income taxed at other than U.S. tax rates.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, our capital allocation strategy including stock repurchase program and dividends, our contractual obligations, and certain other commitments and activities on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 25, 2014	July 26, 2014	Increase (Decrease)
Cash and cash equivalents	$4,387	$6,726	$(2,339)
Fixed income securities	45,923	43,396	2,527
Publicly traded equity securities	1,797	1,952	(155)
Total	$52,107	$52,074	$33
The slight net increase in cash and cash equivalents and investments in the first quarter of fiscal 2015 was primarily the result of cash provided by operating activities of $2.5 billion and proceeds from the issuance of common stock of $0.4 billion pursuant to employee stock incentive plans. These sources of cash were substantially offset by the repurchase of common stock of $1.1 billion under the stock repurchase program, cash dividends paid of $1.0 billion, capital expenditures of $0.3 billion, and net cash paid for acquisitions of $0.2 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $48.3 billion and $47.4 billion as of October 25, 2014 and July 26, 2014, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of October 25, 2014 and July 26, 2014 was $3.8 billion and $4.7 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 25, 2014	October 26, 2013
Net cash provided by operating activities	$2,491	$2,649
Acquisition of property and equipment	(285)	(315)
Free cash flow	$2,206	$2,334
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

We consider free cash flow to be a liquidity measure that provides useful information to management and investors because of our intent to return a stated percentage of free cash flow to shareholders in the form of dividends and stock repurchases. We further regard free cash flow as a useful measure because it reflects cash that can be used to, among other things, invest in our business,

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2015
October 25, 2014	$0.19	$973	41	$24.58	$1,013	$1,986

Fiscal 2014
July 26, 2014	$0.19	$974	61	$25.11	$1,514	$2,488
April 26, 2014	$0.19	$974	90	$22.24	$2,005	$2,979
January 25, 2014	$0.17	$896	185	$21.73	$4,020	$4,916
October 26, 2013	$0.17	$914	84	$23.65	$2,000	$2,914
Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	October 25, 2014	July 26, 2014	Increase (Decrease)
Accounts receivable, net	$4,375	$5,157	$(782)
DSO	33	38	(5)
Our accounts receivable net, as of October 25, 2014 decreased by approximately 15% compared with the end of fiscal 2014. Our DSO as of October 25, 2014 was lower by 5 days compared with the end of fiscal 2014, primarily due to service and product billings being more linear in the first quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 25, 2014	July 26, 2014	Increase (Decrease)
Inventories	$1,676	$1,591	$85
Annualized inventory turns	12.0	12.7	(0.7)
Purchase commitments with contract manufacturers and suppliers	$4,299	$4,169	$130
Inventory as of October 25, 2014 increased by 5% from our inventory balance at the end of fiscal 2014, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 3%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 4% compared with the end of fiscal 2014. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products.
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements and our commitment to securing manufacturing capacity. A significant portion of our reported purchase commitments arising from these agreements are firm,

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of October 25, 2014, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
October 25, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables less unearned income	$3,509	$1,744	$3,071	$8,324	$285	$161	$446	$8,770
Allowance for credit loss	(248)	(84)	(36)	(368)	—	—	—	(368)
Deferred revenue	(10)	(4)	(1,672)	(1,686)	(126)	(130)	(256)	(1,942)
Net balance sheet exposure	$3,251	$1,656	$1,363	$6,270	$159	$31	$190	$6,460
Financing Receivables  Financing receivables less unearned income decreased by 1% compared with the end of fiscal 2014. The change was primarily due to a 1% decrease in lease receivables and 4% decrease in financed service contracts and other, partially offset by a 4% increase in loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 25, 2014	July 26, 2014
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$850	$850
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	1,000
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Fixed-rate notes:
2.90%	November 17, 2014	500	500
5.50%	February 22, 2016	3,000	3,000
1.10%	March 3, 2017	2,400	2,400
3.15%	March 14, 2017	750	750
4.95%	February 15, 2019	2,000	2,000
2.125%	March 1, 2019	1,750	1,750
4.45%	January 15, 2020	2,500	2,500
2.90%	March 4, 2021	500	500
3.625%	March 4, 2024	1,000	1,000
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$20,750	$20,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 25, 2014.
On November 17, 2014, upon the maturity of our 2014 Fixed-Rate Notes (2.90%), we repaid an aggregate principal amount of $500 million.
Other Debt Other debt as of October 25, 2014 and July 26, 2014 included secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $9 million and $12 million as of October 25, 2014 and July 26, 2014, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of October 25, 2014 and July 26, 2014.
Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 25, 2014, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
We may also, upon the agreement of either the existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility by up to two additional years, or up to February 17, 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 25, 2014	July 26, 2014	Increase (Decrease)
Service	$9,029	$9,640	$(611)
Product	4,715	4,502	213
Total	$13,744	$14,142	$(398)
Reported as:
Current	$9,449	$9,478	$(29)
Noncurrent	4,295	4,664	(369)
Total	$13,744	$14,142	$(398)
The 6% decrease in deferred service revenue in the first quarter of fiscal 2015 as compared with the fourth quarter of fiscal 2014 reflects what, in our view, is a typical seasonal decline as we tend to experience higher service initiations as well as renewals in our fourth quarter. The 5% increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and, to a lesser extent, also due to an increase in shipments not having met revenue recognition criteria as of October 25, 2014.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 25, 2014 were $1.1 billion.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three months ended October 25, 2014 and October 26, 2013, we recorded compensation expense of $53 million and $257 million, respectively, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $853 million, net of forfeitures and including the $469 million that has been expensed to date. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $252 million as of October 25, 2014, compared with $255 million as of July 26, 2014.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of October 25, 2014 there were no material unconsolidated variable interest entities.
VCE is a joint venture that we formed in fiscal 2010 with EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Capital Corporation (“Intel”). VCE helps organizations leverage best-in-class technologies and disciplines from Cisco, EMC, and VMware to enable the transformation to cloud computing. As of October 25, 2014, our cumulative gross investment in VCE was approximately $716 million, inclusive of accrued interest on convertible notes, and our ownership percentage was approximately 35%. We did not make any investments in VCE during the three months ended October 25, 2014. As of October 25, 2014, we have recorded cumulative losses from VCE under the equity method of $691 million since inception. Our carrying value in VCE as of October 25, 2014 was $25 million.
EMC and Cisco have entered into guarantee agreements on behalf of VCE to indemnify certain customers (the “Guarantees”), for monetary damages. Such Guarantees were not material as of October 25, 2014.
In October 2014, Cisco, EMC, VMware and Intel agreed to restructure the VCE joint venture.  Under the terms of the agreement, VCE will undergo a reorganization and recapitalization whereby VCE will pay approximately $150 million to us for a portion of the outstanding principal balance of the convertible notes and accrued interest on such notes.  We also agreed to cancel the remaining principal balance of the convertible notes held by us and the accrued interest on such notes, and to have VCE redeem a portion of our equity interest in VCE.  EMC also agreed to indemnify Cisco for any liabilities incurred by us under the Guarantees. Following this reorganization and recapitalization, our ownership interest in VCE will be approximately 10%.  The transaction is expected to close in the second quarter of our fiscal year 2015, subject to customary regulatory approvals.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 25, 2014 and October 26, 2013 was $1.0 billion and $0.6 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of October 25, 2014 and July 26, 2014, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 25, 2014. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of October 25, 2014. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of October 25, 2014, approximately 74% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 25, 2014, our financing receivables had a carrying value of $8.0 billion, compared with $8.1 billion as of July 26, 2014. As of October 25, 2014, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 25, 2014, we had $20.8 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $18.4 billion fixed-rate notes. The carrying amount of the senior notes was $21.0 billion, and the related fair value based on market prices was $22.4 billion. As of October 25, 2014, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $10.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 25, 2014 and July 26, 2014 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 25, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,040	$1,188	$1,337	$1,485	$1,634	$1,782	$1,931

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,144	$1,307	$1,471	$1,634	$1,797	$1,961	$2,124

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 25, 2014, the total carrying amount of our investments in privately held companies was $886 million, compared with $899 million at July 26, 2014. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 25, 2014		July 26, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,651	$(25)	$2,635	$(3)
Sold	$813	$5	$896	$2
Option contracts:
Purchased	$1,076	$3	$494	$5
Sold	$891	$(22)	$466	$(2)
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
Approximately 65% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2015, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by $4 million, or approximately 0.1%, compared with the first quarter of fiscal 2014. In the first quarter of fiscal 2014, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $44 million, or approximately 1.0%, as compared with the first quarter of fiscal 2013. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $348 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of October 25, 2014. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Rockstar We and some of our service provider customers are subject to patent claims asserted in December 2013 in the Eastern District of Texas and the District of Delaware by subsidiaries of the Rockstar Consortium ("Rockstar"). Rockstar, whose members include Apple, Microsoft, LM Ericsson, Sony, and Blackberry, purchased a portfolio of patents out of the Nortel Networks’ bankruptcy proceedings (the “Nortel Portfolio”). Rockstar’s subsidiaries allege that some of our NGN Routing, Switching and Collaboration products, as well as video solutions deployed by our service provider customers, infringe some of the patents in the Nortel Portfolio. A binding letter of intent has been executed with Rockstar regarding the Nortel Portfolio. The transaction, which is subject to various closing conditions, will result in various technology companies, including but not limited to Cisco and the various service provider customers described above, obtaining a license to that portfolio. The parties agreed to stay the litigation pending negotiation of agreements, and when the transaction closes, Rockstar will dismiss all litigation brought against the participating companies. In connection with this matter, during the first quarter of fiscal 2015 we recorded a charge to product cost of sales of $188 million.

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
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 26, 2014.
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

•	How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges

•	Our ability to achieve targeted cost reductions

•	Benefits anticipated from our investments in engineering, sales, service, and marketing

•	Changes in tax laws or accounting rules, or interpretations thereof
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including the first quarter of fiscal 2015, and we expect that this weakness will continue for at least several quarters.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our level of product gross margins declined in recent periods and may continue to decline and be adversely affected by numerous factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. At various times in the past including fiscal 2014 and the first quarter of fiscal 2015, we experienced significant weakness in sales to service providers, sometimes lasting over extended periods of time as market conditions have fluctuated. We expect that the weakness we experienced in fiscal 2014 and the first quarter of fiscal 2015 will continue for at least several quarters. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
One such market transition we are focusing on is the move towards more programmable, flexible and virtual networks. In our view, this evolution is in its very early stages, and we believe the successful products and solutions in this market will combine application-specific integrated circuits (ASICs), hardware and software elements together. Other examples include our focus on the IoE market transition, a potentially significant transition in the IT industry, and a transition in cloud where we have announced plans to architect the Cisco Intercloud solution.
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
In August 2014, as part of our strategy of continuing to invest in growth, innovation and talent, while also managing costs and driving efficiencies, we announced a restructuring plan. We began taking action under this plan in the first quarter of fiscal 2015. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
WE ARE EXPOSED TO FLUCTUATIONS IN CURRENCY EXCHANGE RATES THAT COULD NEGATIVELY IMPACT OUR FINANCIAL RESULTS AND CASH FLOWS
Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows. Historically, our primary exposures have related to nondollar-

denominated sales in Japan, Canada, and Australia and certain nondollar-denominated operating expenses and service cost of sales in Europe, Latin America, and Asia, where we sell primarily in U.S. dollars. Additionally, we have exposures to emerging market currencies, which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars, and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies.
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
WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected. For additional information regarding our indemnification obligations, see Note 12(g) to the Consolidated Financial Statements.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $348 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of October 25, 2014. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the first quarter of fiscal 2015, we have senior unsecured notes outstanding in an aggregate principal amount of $20.8 billion that mature at specific dates from calendar year 2014 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of October 25, 2014. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.35 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 27, 2014 to August 23, 2014	7	$24.75	7	$8,373
August 24, 2014 to September 20, 2014	17	$24.96	17	$7,949
September 21, 2014 to October 25, 2014	17	$24.13	17	$7,542
Total	41	$24.58	41
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 25, 2014, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. As of October 25, 2014, we had repurchased and retired 4.3 billion shares of our common stock at an average price of $20.66 per share for an aggregate purchase price of $89.5 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $7.5 billion with no termination date.
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

Cisco Systems, Inc.

Date:	November 20, 2014	By	/s/ Frank A. Calderoni
Frank A. Calderoni Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document