Form 10-Q
period 2015-01-24
CISCO SYSTEMS, INC.
filed 2015-02-18
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 13, 2015: 5,104,738,671
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 24, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 24, 2015	July 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$4,797	$6,726
Investments	48,225	45,348
Accounts receivable, net of allowance for doubtful accounts of $270 at January 24, 2015 and $265 at July 26, 2014	4,541	5,157
Inventories	1,890	1,591
Financing receivables, net	4,210	4,153
Deferred tax assets	2,654	2,808
Other current assets	1,565	1,331
Total current assets	67,882	67,114
Property and equipment, net	3,212	3,252
Financing receivables, net	3,549	3,918
Goodwill	24,382	24,239
Purchased intangible assets, net	2,755	3,280
Other assets	3,142	3,331
TOTAL ASSETS	$104,922	$105,134
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$855	$508
Accounts payable	988	1,032
Income taxes payable	—	159
Accrued compensation	2,694	3,181
Deferred revenue	9,369	9,478
Other current liabilities	6,128	5,451
Total current liabilities	20,034	19,809
Long-term debt	19,667	20,401
Income taxes payable	1,433	1,851
Deferred revenue	4,652	4,664
Other long-term liabilities	1,403	1,748
Total liabilities	47,189	48,473
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,107 shares issued and outstanding at each of January 24, 2015 and July 26, 2014	42,685	41,884
Retained earnings	14,847	14,093
Accumulated other comprehensive income	186	677
Total Cisco shareholders’ equity	57,718	56,654
Noncontrolling interests	15	7
Total equity	57,733	56,661
TOTAL LIABILITIES AND EQUITY	$104,922	$105,134
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
REVENUE:
Product	$9,078	$8,423	$18,513	$17,820
Service	2,858	2,732	5,668	5,420
Total revenue	11,936	11,155	24,181	23,240
COST OF SALES:
Product	3,806	4,323	7,725	8,070
Service	1,040	881	2,033	1,812
Total cost of sales	4,846	5,204	9,758	9,882
GROSS MARGIN	7,090	5,951	14,423	13,358
OPERATING EXPENSES:
Research and development	1,529	1,412	3,112	3,136
Sales and marketing	2,308	2,277	4,823	4,688
General and administrative	490	451	994	966
Amortization of purchased intangible assets	72	71	143	136
Restructuring and other charges	69	73	387	310
Total operating expenses	4,468	4,284	9,459	9,236
OPERATING INCOME	2,622	1,667	4,964	4,122
Interest income	189	169	368	338
Interest expense	(139)	(136)	(278)	(276)
Other income (loss), net	201	55	179	111
Interest and other income (loss), net	251	88	269	173
INCOME BEFORE PROVISION FOR INCOME TAXES	2,873	1,755	5,233	4,295
Provision for income taxes	476	326	1,008	870
NET INCOME	$2,397	$1,429	$4,225	$3,425

Net income per share:
Basic	$0.47	$0.27	$0.83	$0.64
Diluted	$0.46	$0.27	$0.82	$0.64
Shares used in per-share calculation:
Basic	5,117	5,294	5,115	5,336
Diluted	5,160	5,327	5,159	5,383

Cash dividends declared per common share	$0.19	$0.17	$0.38	$0.34
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Net income	$2,397	$1,429	$4,225	$3,425
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $9 and $23 for the three and six months ended January 24, 2015, respectively, and $(69) and $(122) for the corresponding periods of fiscal 2014, respectively	30	96	8	217
Net gains reclassified into earnings, net of tax expense of $24 and $26 for the three and six months ended January 24, 2015, respectively, and $31 and $62 for the corresponding periods of fiscal 2014, respectively	(45)	(51)	(50)	(103)
	(15)	45	(42)	114
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0 and $3 for the three and six months ended January 24, 2015, respectively, and $1 and $(2) for the corresponding periods of fiscal 2014, respectively	(75)	(4)	(128)	31
Net (gains) losses reclassified into earnings	26	(19)	30	(28)
	(49)	(23)	(98)	3
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $26 and $36 for the three and six months ended January 24, 2015, respectively, and $2 and $(1) for the corresponding periods of fiscal 2014, respectively	(193)	(88)	(343)	(15)
Other comprehensive income (loss)	(257)	(66)	(483)	102
Comprehensive income	2,140	1,363	3,742	3,527
Comprehensive (income) loss attributable to noncontrolling interests	(8)	(3)	(8)	(7)
Comprehensive income attributable to Cisco Systems, Inc.	$2,132	$1,360	$3,734	$3,520
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 24, 2015	January 25, 2014
Cash flows from operating activities:
Net income	$4,225	$3,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,224	1,203
Share-based compensation expense	677	656
Provision for receivables	62	56
Deferred income taxes	385	(26)
Excess tax benefits from share-based compensation	(83)	(73)
(Gains) losses on investments and other, net	(182)	(163)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	501	1,134
Inventories	(340)	(77)
Financing receivables	74	245
Other assets	(218)	179
Accounts payable	(32)	(161)
Income taxes, net	(528)	(444)
Accrued compensation	(390)	(804)
Deferred revenue	26	(205)
Other liabilities	(27)	577
Net cash provided by operating activities	5,374	5,522
Cash flows from investing activities:
Purchases of investments	(20,061)	(15,874)
Proceeds from sales of investments	9,948	9,081
Proceeds from maturities of investments	7,212	7,988
Acquisition of businesses, net of cash and cash equivalents acquired	(217)	(2,784)
Purchases of investments in privately held companies	(91)	(263)
Return of investments in privately held companies	227	81
Acquisition of property and equipment	(550)	(577)
Proceeds from sales of property and equipment	5	164
Other	(109)	(6)
Net cash used in investing activities	(3,636)	(2,190)
Cash flows from financing activities:
Issuances of common stock	1,162	837
Repurchases of common stock—repurchase program	(2,196)	(5,680)
Shares repurchased for tax withholdings on vesting of restricted stock units	(369)	(309)
Short-term borrowings, original maturities less than 90 days, net	(4)	998
Issuances of debt	—	4
Repayments of debt	(506)	(22)
Excess tax benefits from share-based compensation	83	73
Dividends paid	(1,947)	(1,810)
Other	110	(9)
Net cash used in financing activities	(3,667)	(5,918)
Net decrease in cash and cash equivalents	(1,929)	(2,586)
Cash and cash equivalents, beginning of period	6,726	7,925
Cash and cash equivalents, end of period	$4,797	$5,339

Supplemental cash flow information:
Cash paid for interest	$383	$340
Cash paid for income taxes, net	$1,152	$1,340
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Six Months Ended January 24, 2015	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			4,225		4,225		4,225
Other comprehensive income (loss)				(491)	(491)	8	(483)
Issuance of common stock	100	1,162			1,162		1,162
Repurchase of common stock	(85)	(697)	(1,524)		(2,221)		(2,221)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(369)			(369)		(369)
Cash dividends declared ($0.38 per common share)			(1,947)		(1,947)		(1,947)
Tax effects from employee stock incentive plans		25			25		25
Share-based compensation expense		677			677		677
Purchase acquisitions and other		3			3		3
BALANCE AT JANUARY 24, 2015	5,107	$42,685	$14,847	$186	$57,718	$15	$57,733

Six Months Ended January 25, 2014	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			3,425		3,425		3,425
Other comprehensive income (loss)				95	95	7	102
Issuance of common stock	84	837			837		837
Repurchase of common stock	(269)	(2,118)	(3,902)		(6,020)		(6,020)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(309)			(309)		(309)
Cash dividends declared ($0.34 per common share)			(1,810)		(1,810)		(1,810)
Tax effects from employee stock incentive plans		29			29		29
Share-based compensation expense		656			656		656
Purchase acquisitions and other		46			46		46
BALANCE AT JANUARY 25, 2014	5,191	$41,438	$13,928	$703	$56,069	$15	$56,084

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 24, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,373	$22,021	$68,645	$90,666
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
The accompanying financial data as of January 24, 2015 and for the three and six months ended January 24, 2015 and January 25, 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 26, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2014.
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
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the consolidated balance sheet as of January 24, 2015; the results of operations and statements of comprehensive income for the three and six months ended January 24, 2015 and January 25, 2014; and the statements of cash flows and equity for the six months ended January 24, 2015 and January 25, 2014, as applicable, have been made. The results of operations for the three and six months ended January 24, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. This accounting standard update raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. The Company adopted this accounting standard update in the second quarter of fiscal 2015, and it did not have any impact upon adoption.

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
The Company completed three business combinations during the six months ended January 24, 2015. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Metacloud, Inc.	$149	$(7)	$29	$127
All others (two in total)	71	(10)	40	41
Total acquisitions	$220	$(17)	$69	$168
On September 29, 2014, the Company completed its acquisition of Metacloud, Inc. ("Metacloud"), a provider of private clouds for global organizations. With its acquisition of Metacloud, the Company aims to advance its Intercloud strategy to deliver a globally distributed, highly secure cloud platform capable of meeting customer demands. Revenue from the Metacloud acquisition has been included in the Company's Service category.
The total purchase consideration related to the Company’s business combinations completed during the six months ended January 24, 2015 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $4 million. Total transaction costs related to the Company’s business combination activities were $5 million and $6 million for the six months ended January 24, 2015 and January 25, 2014, respectively. These transaction costs were expensed as incurred in general and administrative (G&A) expenses in the Consolidated Statements of Operations.
The Company’s purchase price allocation for business combinations completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, that existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from the Company’s business combinations completed during the six months ended January 24, 2015 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 24, 2015 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 24, 2015 (in millions):

	Balance at July 26, 2014	Acquisitions	Other	Balance at January 24, 2015
Americas	$15,080	$89	$(13)	$15,156
EMEA	5,715	63	(7)	5,771
APJC	3,444	16	(5)	3,455
Total	$24,239	$168	$(25)	$24,382
The column entitled “Other” primarily includes purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through business combinations completed during the six months ended January 24, 2015 (in millions, except years):

	FINITE LIVES				INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Metacloud, Inc.	3.0	$24	5.0	$3	$2	$29
All others (two in total)	5.0	25	8.1	11	4	40
Total		$49		$14	$6	$69

The following tables present details of the Company’s purchased intangible assets (in millions):

January 24, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,020	$(2,270)	$1,750
Customer relationships	1,709	(847)	862
Other	51	(19)	32
Total purchased intangible assets with finite lives	5,780	(3,136)	2,644
In-process research and development, with indefinite lives	111	—	111
Total	$5,891	$(3,136)	$2,755

July 26, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,100	$(1,976)	$2,124
Customer relationships	1,706	(720)	986
Other	51	(13)	38
Total purchased intangible assets with finite lives	5,857	(2,709)	3,148
In-process research and development, with indefinite lives	132	—	132
Total	$5,989	$(2,709)	$3,280
Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Amortization of purchased intangible assets:
Cost of sales	$242	$189	$431	$363
Operating expenses	72	71	143	136
Total	$314	$260	$574	$499
Amortization of purchased intangible assets for the three and six months ended January 24, 2015 included impairment charges of approximately $56 million. The impairment was primarily due to reductions in expected future cash flows related to certain of the Company's technology intangible assets and was recorded as amortization of purchased intangible assets. There were no impairment charges related to purchased intangible assets during the three and six months ended January 25, 2014.
The estimated future amortization expense of purchased intangible assets with finite lives as of January 24, 2015 is as follows (in millions):

Fiscal Year	Amount
2015 (remaining six months)	$462
2016	734
2017	561
2018	420
2019	317
Thereafter	150
Total	$2,644

5.	Restructuring and Other Charges
Fiscal 2015 Plan
In connection with a restructuring action announced in August 2014 ("Fiscal 2015 Plan"), the Company incurred cumulative charges of $69 million and $387 million for the three and six months ended January 24, 2015, respectively. The Company estimates that it will recognize aggregate pre-tax charges pursuant to the restructuring action in an amount not expected to exceed $600 million, consisting of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based and the Company expects the remaining amount to be recognized during the remainder of fiscal 2015.
Fiscal 2014 Plan
In connection with a restructuring action announced in August 2013 ("Fiscal 2014 Plan"), the Company incurred cumulative charges of approximately $418 million, of which $73 million and $310 million were incurred during the three and six months ended January 25, 2014, respectively. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges as discussed above (in millions):

	Fiscal 2014 and Prior Plans		Fiscal 2015 Plan
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 26, 2014	$40	$29	$—	$—	$69
Gross charges in fiscal 2015	—	—	386	1	387
Cash payments	(18)	—	(347)	(3)	(368)
Non-cash items	—	(8)	—	2	(6)
Liability as of January 24, 2015	$22	$21	$39	$—	$82

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	January 24, 2015	July 26, 2014
Inventories:
Raw materials	$265	$77
Work in process	2	5
Finished goods:
Distributor inventory and deferred cost of sales	733	595
Manufactured finished goods	577	606
Total finished goods	1,310	1,201
Service-related spares	274	273
Demonstration systems	39	35
Total	$1,890	$1,591

Property and equipment, net:
Land, buildings, and building and leasehold improvements	$4,457	$4,468
Computer equipment and related software	1,417	1,425
Production, engineering, and other equipment	5,745	5,756
Operating lease assets	343	362
Furniture and fixtures	498	509
	12,460	12,520
Less accumulated depreciation and amortization	(9,248)	(9,268)
Total	$3,212	$3,252

Other assets:
Deferred tax assets	$1,448	$1,700
Investments in privately held companies	857	899
Other	837	732
Total	$3,142	$3,331

Deferred revenue:
Service	$9,020	$9,640
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,276	3,924
Cash receipts related to unrecognized revenue from two-tier distributors	725	578
Total product deferred revenue	5,001	4,502
Total	$14,021	$14,142
Reported as:
Current	$9,369	$9,478
Noncurrent	4,652	4,664
Total	$14,021	$14,142

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
A summary of the Company's financing receivables is presented as follows (in millions):

January 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,369	$1,674	$3,069	$8,112
Residual value	228	—	—	228
Unearned income	(206)	—	—	(206)
Allowance for credit loss	(250)	(85)	(40)	(375)
Total, net	$3,141	$1,589	$3,029	$7,759
Reported as:
Current	$1,462	$782	$1,966	$4,210
Noncurrent	1,679	807	1,063	3,549
Total, net	$3,141	$1,589	$3,029	$7,759

July 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,532	$1,683	$3,210	$8,425
Residual value	233	—	—	233
Unearned income	(238)	—	—	(238)
Allowance for credit loss	(233)	(98)	(18)	(349)
Total, net	$3,294	$1,585	$3,192	$8,071
Reported as:
Current	$1,476	$728	$1,949	$4,153
Noncurrent	1,818	857	1,243	3,918
Total, net	$3,294	$1,585	$3,192	$8,071
As of January 24, 2015 and July 26, 2014, the deferred service revenue related to "Financed Service Contracts and Other" was $1,530 million and $1,843 million, respectively.
Future minimum lease payments at January 24, 2015 are summarized as follows (in millions):

Fiscal Year	Amount
2015 (remaining six months)	$883
2016	1,281
2017	753
2018	327
2019	115
Thereafter	10
Total	$3,369
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables less unearned income categorized by the Company’s internal credit risk rating as of January 24, 2015 and July 26, 2014 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 24, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,632	$1,386	$145	$3,163
Loan receivables	717	803	154	1,674
Financed service contracts and other	1,647	1,342	80	3,069
Total	$3,996	$3,531	$379	$7,906

	INTERNAL CREDIT RISK RATING
July 26, 2014	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,615	$1,538	$141	$3,294
Loan receivables	953	593	137	1,683
Financed service contracts and other	1,744	1,367	99	3,210
Total	$4,312	$3,498	$377	$8,187
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of January 24, 2015 and July 26, 2014 were $1,928 million and $2,220 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,134 million and $8,420 million as of their respective period ends.
The following tables present the aging analysis of gross receivables less unearned income as of January 24, 2015 and July 26, 2014 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 24, 2015	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$171	$63	$224	$458	$2,705	$3,163	$53	$48
Loan receivables	30	42	177	249	1,425	1,674	33	33
Financed service contracts and other	144	135	385	664	2,405	3,069	30	8
Total	$345	$240	$786	$1,371	$6,535	$7,906	$116	$89

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2014	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$63	$48	$203	$314	$2,980	$3,294	$48	$41
Loan receivables	7	21	28	56	1,627	1,683	19	19
Financed service contracts and other	268	238	221	727	2,483	3,210	12	9
Total	$338	$307	$452	$1,097	$7,090	$8,187	$79	$69
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $542 million and $334 million as of January 24, 2015 and July 26, 2014, respectively.
As of January 24, 2015, the Company had financing receivables of $217 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status. Such balance was $78 million as of July 26, 2014. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended January 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of October 25, 2014	$248	$84	$36	$368
Provisions	7	3	4	14
Recoveries (write-offs), net	(1)	—	—	(1)
Foreign exchange and other	(4)	(2)	—	(6)
Allowance for credit loss as of January 24, 2015	$250	$85	$40	$375
Financing receivables as of January 24, 2015 (1)	$3,391	$1,674	$3,069	$8,134

	CREDIT LOSS ALLOWANCES
Six Months Ended January 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	29	(10)	23	42
Recoveries (write-offs), net	(5)	1	—	(4)
Foreign exchange and other	(7)	(4)	(1)	(12)
Allowance for credit loss as of January 24, 2015	$250	$85	$40	$375

	CREDIT LOSS ALLOWANCES
Three Months Ended January 25, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of October 26, 2013	$237	$93	$20	$350
Provisions	18	9	2	29
Recoveries (write-offs), net	1	—	—	1
Foreign exchange and other	(2)	(4)	—	(6)
Allowance for credit loss as of January 25, 2014	$254	$98	$22	$374
Financing receivables as of January 25, 2014 (1)	$3,551	$1,660	$2,807	$8,018

	CREDIT LOSS ALLOWANCES
Six Months Ended January 25, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	15	15	2	32
Recoveries (write-offs), net	1	—	—	1
Foreign exchange and other	—	(3)	—	(3)
Allowance for credit loss as of January 25, 2014	$254	$98	$22	$374
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of January 24, 2015 and July 26, 2014, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	January 24, 2015	July 26, 2014
Operating lease assets	$343	$362
Accumulated depreciation	(195)	(202)
Operating lease assets, net	$148	$160
Minimum future rentals on noncancelable operating leases at January 24, 2015 were approximately $0.1 billion for the remaining six months of fiscal 2015, $0.2 billion for fiscal 2016, and less than $0.1 billion per year for each of fiscal 2017 through fiscal 2019.

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

January 24, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$30,302	$53	$(1)	$30,354
U.S. government agency securities	2,324	3	(1)	2,326
Non-U.S. government and agency securities	1,108	1	—	1,109
Corporate debt securities	11,180	61	(28)	11,213
U.S. agency mortgage-backed securities	1,360	15	—	1,375
Total fixed income securities	46,274	133	(30)	46,377
Publicly traded equity securities	1,296	562	(10)	1,848
Total	$47,570	$695	$(40)	$48,225

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$31,717	$29	$(12)	$31,734
U.S. government agency securities	1,062	1	—	1,063
Non-U.S. government and agency securities	860	2	(1)	861
Corporate debt securities	9,092	74	(7)	9,159
U.S. agency mortgage-backed securities	574	5	—	579
Total fixed income securities	43,305	111	(20)	43,396
Publicly traded equity securities	1,314	648	(10)	1,952
Total	$44,619	$759	$(30)	$45,348
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Gross realized gains	$92	$97	$113	$192
Gross realized losses	(23)	(15)	(37)	(27)
Total	$69	$82	$76	$165
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Net gains (losses) on investments in publicly traded equity securities	$60	$69	$56	$144
Net gains on investments in fixed income securities	9	13	20	21
Total	$69	$82	$76	$165
There were no impairment charges on available-for-sale investments for the three and six months ended January 24, 2015. For the three and six months ended January 25, 2014, the realized gains related to the Company's available-for-sale investments included impairment charges of $11 million for publicly traded equity securities, which were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 24, 2015 and July 26, 2014 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 24, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$4,558	$(1)	$—	$—	$4,558	$(1)
U.S. government agency securities	854	(1)	—	—	854	(1)
Corporate debt securities	3,952	(25)	363	(3)	4,315	(28)
Total fixed income securities	9,364	(27)	363	(3)	9,727	(30)
Publicly traded equity securities	119	(10)	1	—	120	(10)
Total	$9,483	$(37)	$364	$(3)	$9,847	$(40)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,676	$(12)	$45	$—	$7,721	$(12)
Non-U.S. government and agency securities	361	(1)	22	—	383	(1)
Corporate debt securities	1,875	(3)	491	(4)	2,366	(7)
Total fixed income securities	9,912	(16)	558	(4)	10,470	(20)
Publicly traded equity securities	132	(10)	—	—	132	(10)
Total	$10,044	$(26)	$558	$(4)	$10,602	$(30)
As of January 24, 2015, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 24, 2015, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the six months ended January 24, 2015.
The Company has evaluated its publicly traded equity securities as of January 24, 2015 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at January 24, 2015 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$15,355	$15,362
Due in 1 to 2 years	14,963	14,995
Due in 2 to 5 years	14,383	14,431
Due after 5 years	1,573	1,589
Total	$46,274	$46,377

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 24, 2015 and January 25, 2014 was $0.6 billion and $0.9 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 24, 2015 and July 26, 2014, the Company had no outstanding securities lending transactions.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of January 24, 2015 and July 26, 2014, the amounts are summarized in the following table (in millions):

	January 24, 2015	July 26, 2014
Equity method investments	$541	$630
Cost method investments	316	269
Total	$857	$899
Variable Interest Entities
VCE Joint Venture VCE is a joint venture formed in fiscal 2010 between the Company and EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Capital Corporation ("Intel"). In October 2014, the Company, EMC, VMware, and Intel agreed to restructure VCE, and this transaction was completed in the second quarter of fiscal 2015. Prior to the restructuring, the Company’s cumulative gross investment in VCE was approximately $716 million inclusive of convertible notes and accrued interest on convertible notes. The Company recorded cumulative losses from VCE under the equity method of $691 million since inception. The Company ceased accounting for the VCE investment under the equity method in October 2014 and recorded no losses during the three months ended January 24, 2015, compared with losses of $58 million recorded for the three months ended January 25, 2014, and losses of $47 million and $111 million were recorded for the six months ended January 24, 2015 and January 25, 2014, respectively. Under the terms of the restructuring, VCE paid $152 million to the Company for a portion of the outstanding principal balance of the convertible notes held by it and accrued interest on such notes, and the remaining principal balance of other such notes, and the accrued interest thereon, was cancelled. Pursuant to the restructuring, VCE also redeemed a portion of the Company’s equity interest in VCE, reducing the Company’s ownership interest in VCE from 35% prior to the restructuring to 10%.  In connection with this transaction, the Company has written this investment down to a book value of zero and has recognized a gain of $126 million for the three and six months ended January 24, 2015.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of January 24, 2015 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of January 24, 2015 and July 26, 2014 were as follows (in millions):

	JANUARY 24, 2015 FAIR VALUE MEASUREMENTS				JULY 26, 2014 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$2,977	$—	$—	$2,977	$4,935	$—	$—	$4,935
Corporate debt securities	—	67	—	67	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	30,354	—	30,354	—	31,734	—	31,734
U.S. government agency securities	—	2,326	—	2,326	—	1,063	—	1,063
Non-U.S. government and agency securities	—	1,109	—	1,109	—	861	—	861
Corporate debt securities	—	11,213	—	11,213	—	9,159	—	9,159
U.S. agency mortgage-backed securities	—	1,375	—	1,375	—	579	—	579
Publicly traded equity securities	1,848	—	—	1,848	1,952	—	—	1,952
Derivative assets	—	288	—	288	—	158	2	160
Total	$4,825	$46,732	$—	$51,557	$6,887	$43,554	$2	$50,443
Liabilities:
Derivative liabilities	$—	$162	$—	$162	$—	$67	$—	$67
Total	$—	$162	$—	$162	$—	$67	$—	$67
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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The Company recognized $2 million and $3 million of losses related to the impairment of privately held investments for the three and six months ended January 24, 2015, respectively, and $9 million and $10 million for the three and six months ended January 25, 2014, respectively. The Company recognized $56 million of losses related to the impairment of purchased intangible assets for the three and six months ended January 24, 2015. There were no impairment charges of purchased intangible assets for the corresponding periods in fiscal 2014. These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net.
The fair value for purchased intangibles for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4.

(d)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $316 million and $269 million as of January 24, 2015 and July 26, 2014, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of January 24, 2015 and July 26, 2014 was $1.9 billion and $2.1 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 24, 2015, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of January 24, 2015, the fair value of the Company’s senior notes and other long-term debt was $22.3 billion with a carrying amount of $20.5 billion. This compares to a fair value of $22.4 billion and a carrying amount of $20.9 billion as of July 26, 2014. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	January 24, 2015		July 26, 2014
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$850	0.36%	$500	3.11%
Other short-term debt	5	2.73%	8	2.67%
Total short-term debt	$855		$508
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of January 24, 2015 and July 26, 2014.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		January 24, 2015		July 26, 2014
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$850	0.36%	$850	0.35%
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	0.57%	1,000	0.56%
Three-month LIBOR plus 0.50%	March 1, 2019	500	0.79%	500	0.78%
Fixed-rate notes:
2.90%	November 17, 2014	—	—	500	3.11%
5.50%	February 22, 2016	3,000	3.05%	3,000	3.04%
1.10%	March 3, 2017	2,400	0.57%	2,400	0.56%
3.15%	March 14, 2017	750	0.80%	750	0.79%
4.95%	February 15, 2019	2,000	4.69%	2,000	4.69%
2.125%	March 1, 2019	1,750	0.78%	1,750	0.77%
4.45%	January 15, 2020	2,500	2.99%	2,500	2.98%
2.90%	March 4, 2021	500	0.94%	500	0.93%
3.625%	March 4, 2024	1,000	1.06%	1,000	1.05%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Other long-term debt		2	2.08%	4	2.39%
Total		20,252		20,754
Unaccreted discount		(61)		(63)
Hedge accounting fair value adjustments		326		210
Total		$20,517		$20,901

Reported as:
Current portion of long-term debt		$850		$500
Long-term debt		19,667		20,401
Total		$20,517		$20,901
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 24, 2015, the Company was in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of January 24, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2015 (remaining six months)	$—
2016	3,851
2017	4,151
2018	—
2019	4,250
Thereafter	8,000
Total	$20,252

(c)	Credit Facility
On February 17, 2012, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement. As of January 24, 2015, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 24, 2015	July 26, 2014	Balance Sheet Line Item	January 24, 2015	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$4	$7	Other current liabilities	$88	$6
Interest rate derivatives	Other assets	279	148	Other long-term liabilities	—	3
Equity derivatives	Other current assets	—	—	Other current liabilities	68	56
Total		283	155		156	65
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	5	3	Other current liabilities	6	2
Equity derivatives	Other assets	—	2	Other long-term liabilities	—	—
Total		5	5		6	2
Total		$288	$160		$162	$67
The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	January 24, 2015	January 25, 2014	Line Item in Statements of Operations	January 24, 2015	January 25, 2014
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(75)	$(4)	Operating expenses	$(21)	$16
			Cost of sales—service	(5)	3
Total	$(75)	$(4)		$(26)	$19

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$24	$16	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)
	January 24, 2015	January 25, 2014	Line Item in Statements of Operations	January 24, 2015	January 25, 2014
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(131)	$34	Operating expenses	$(24)	$23
			Cost of sales—service	(6)	5
Total	$(131)	$34		$(30)	$28

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$44	$(3)	Other income (loss), net	$—	$—
As of January 24, 2015, the Company estimates that approximately $102 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Equity derivatives	Other income (loss), net	$(18)	$(12)	$18	$12
Interest rate derivatives	Interest expense	61	(53)	(61)	54
Total		$43	$(65)	$(43)	$66

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE SIX MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE SIX MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Equity derivatives	Other income (loss), net	$(12)	$(47)	$12	$47
Interest rate derivatives	Interest expense	131	(35)	(134)	34
Total		$119	$(82)	$(122)	$81
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Foreign currency derivatives	Other income (loss), net	$(51)	$(63)	$(109)	$(20)
Total return swaps—deferred compensation	Operating expenses	13	12	—	29
Equity derivatives	Other income (loss), net	8	13	4	24
Total		$(30)	$(38)	$(105)	$33
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	January 24, 2015	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$1,641	$1,618
Interest rate derivatives	10,400	10,400
Net investment hedging instruments	216	345
Equity derivatives	238	238
Derivatives not designated as hedging instruments:
Foreign currency derivatives	1,969	2,528
Total return swaps—deferred compensation	449	428
Total	$14,913	$15,557

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
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

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
January 24, 2015	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$288	$—	$288	$(58)	$(186)	$44

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
January 24, 2015	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$162	$—	$162	$(58)	$—	$104

	OFFSETTING OF DERIVATIVE ASSETS
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 26, 2014	Gross Amount of Recognized Assets	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Received	Net Amount
Derivatives	$160	$—	$160	$(39)	$(60)	$61

	OFFSETTING OF DERIVATIVE LIABILITIES
	Gross Amounts Offset in Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
July 26, 2014	Gross Amount of Recognized Liabilities	Gross Amounts Offset in Consolidated Balance Sheets	Net Amount Presented on Consolidated Balance Sheets	Gross Derivative Amounts with Legal Rights to Offset	Cash Collateral Pledged	Net Amount
Derivatives	$67	$—	$67	$(39)	$(1)	$27

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 24, 2015 and July 26, 2014, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
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
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. No such derivatives were in a net liability position as of January 24, 2015. The fair market value of such derivatives was $3 million as of July 26, 2014.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 24, 2015 are as follows (in millions):

Fiscal Year	Amount
2015 (remaining six months)	$195
2016	287
2017	196
2018	139
2019	72
Thereafter	209
Total	$1,098

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to either procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 24, 2015 and July 26, 2014, the Company had total purchase commitments for inventory of $4,257 million and $4,169 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 24, 2015 and July 26, 2014, the liability for these purchase commitments was $165 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Compensation expense related to acquisitions	$94	$106	$192	$410
As of January 24, 2015, the Company estimated that future cash compensation expense of up to $428 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc., as more fully discussed immediately below.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to purchase the remaining interests in Insieme. In addition, the noncontrolling interest holders could require the Company to purchase their shares upon the occurrence of certain events.
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $51 million and $54 million during the three months ended January 24, 2015 and January 25, 2014, respectively, and $104 million and $311 million during the six months ended January 24, 2015 and January 25, 2014, respectively, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $845 million (which includes the $520 million that has been expensed to date), net of forfeitures. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $230 million and $255 million as of January 24, 2015 and July 26, 2014, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 24, 2015	January 25, 2014
Balance at beginning of period	$446	$402
Provision for warranties issued	355	356
Payments	(327)	(333)
Balance at end of period	$474	$425
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.2 billion and $5.9 billion for the three months ended January 24, 2015 and January 25, 2014, respectively. The volume of channel partner financing was $12.5 billion and $12.2 billion for the six months ended January 24, 2015 and January 25, 2014, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.2 billion as of January 24, 2015 and July 26, 2014, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $39 million and $20 million for the three months ended January 24, 2015 and January 25, 2014, respectively, and was $65 million and $45 million for the six months ended January 24, 2015 and January 25, 2014, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 24, 2015 and July 26, 2014, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 24, 2015	July 26, 2014
Maximum potential future payments relating to financing guarantees:
Channel partner	$316	$263
End user	155	202
Total	$471	$465
Deferred revenue associated with financing guarantees:
Channel partner	$(148)	$(127)
End user	(121)	(166)
Total	$(269)	$(293)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$202	$172
Other Guarantees The Company’s other guarantee arrangements as of January 24, 2015 and July 26, 2014 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components are widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products are beyond the Company's warranty terms, the Company is proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in an additional charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. The remaining supplier component remediation liability as of January 24, 2015 and July 26, 2014 was $613 million and $670 million, respectively.

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
The Company has an obligation to indemnify certain expenses pursuant to such an agreement in, among other cases, a case involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) in the U.S. District Court for the District of Kansas filed on December 19, 2011 (including one case that was later transferred to the District of Delaware). Sprint alleges that the service providers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint is seeking monetary damages. Trial dates have been set for the first half of calendar year 2016 in the case proceeding in the District of Kansas. Trial in Delaware is scheduled for February 2017. The parties conducted mediations, and the Company participated through a mediation involving a service provider customer. Those particular mediations did not resolve the parties’ disputes, but the parties plan to engage in additional dispute resolution efforts, including participation by the Company. The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims and/or that the patents are invalid. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company, in accordance with its agreement, may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $335 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of January 24, 2015. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
Rockstar The Company and some of its service provider customers were subject to patent claims asserted in December 2013 in the Eastern District of Texas and the District of Delaware by subsidiaries of the Rockstar Consortium (“Rockstar”). Rockstar, whose members include Apple, Microsoft, LM Ericsson, Sony, and Blackberry, had purchased a portfolio of patents out of the Nortel Networks’ bankruptcy proceedings (the “Nortel Portfolio”). In connection with this matter, during the first quarter of fiscal 2015 the Company recorded a charge to product cost of sales of $188 million.
In December 2014, RPX Corporation (“RPX”) and Rockstar entered into an agreement, which closed on January 28, 2015, resulting in over 30 technology companies, including the Company and the various service provider customers described above, obtaining a license to the patents owned by Rockstar. The Company paid approximately $300 million in connection with this transaction, with the payment recorded against the amount previously reserved and as an intangible asset to be amortized over its estimated useful life. In connection with the closing of the transaction, Rockstar dismissed all litigation it had brought against the participating companies.
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
During the six months ended January 24, 2015, the Company declared and paid cash dividends of $0.38 per common share, or $1.9 billion, on the Company’s outstanding common stock. During the six months ended January 25, 2014, the Company declared and paid cash dividends of $0.34 per common share, or $1.8 billion, on the Company’s outstanding common stock.
On February 11, 2015, the Company’s Board of Directors declared a quarterly dividend of $0.21 per common share to be paid on April 22, 2015 to all shareholders of record as of the close of business on April 2, 2015. Any future dividends will be subject to the approval of the Company’s Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 24, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $6.3 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2014	4,288	$20.63	$88,445
Repurchase of common stock under the stock repurchase program (1)	85	26.15	2,221
Cumulative balance at January 24, 2015	4,373	$20.73	$90,666
(1) Includes stock repurchases of $150 million, which were pending settlement as of January 24, 2015. There were $126 million of stock repurchases that were pending settlement as of July 26, 2014.
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
For the six months ended January 24, 2015 and January 25, 2014, the Company repurchased approximately 15 million and 13 million shares, or $369 million and $309 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of January 24, 2015, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of January 24, 2015, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The majority of the performance-based and market-based RSUs vest at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. Other performance-based RSUs, that are based on the achievement of financial and/or non-financial operating goals, typically vest upon the achievement of milestones (and may require subsequent service periods), with overall vesting ranging from six months to three years. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621.4 million shares of the Company’s common stock have been reserved for issuance as of January 24, 2015. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 14 million shares under the Purchase Plan during each of the six months ended January 24, 2015 and January 25, 2014. As of January 24, 2015, 161 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Cost of sales—product	$11	$12	$22	$22
Cost of sales—service	34	40	71	73
Share-based compensation expense in cost of sales	45	52	93	95
Research and development	105	108	224	200
Sales and marketing	114	141	261	264
General and administrative	42	47	101	101
Restructuring and other charges	2	(1)	(2)	(4)
Share-based compensation expense in operating expenses	263	295	584	561
Total share-based compensation expense	$308	$347	$677	$656
Income tax benefit for share-based compensation	$85	$82	$179	$160
As of January 24, 2015, the total compensation cost related to unvested share-based awards not yet recognized was $2.0 billion, which is expected to be recognized over approximately 2.3 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 27, 2013	228
Restricted stock, stock units, and other share-based awards granted	(98)
Share-based awards canceled/forfeited/expired	36
Additional shares reserved	135
Shares withheld for taxes and not issued	6
Other	3
BALANCE AT JULY 26, 2014	310
Restricted stock, stock units, and other share-based awards granted	(28)
Share-based awards canceled/forfeited/expired	27
Shares withheld for taxes and not issued	21
Other	(2)
BALANCE AT JANUARY 24, 2015	328
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 27, 2013	143	$18.80
Granted and assumed	72	20.85
Vested	(53)	19.55	$1,229
Canceled/forfeited	(13)	18.61
UNVESTED BALANCE AT JULY 26, 2014	149	19.54
Granted and assumed	18	23.47
Vested	(41)	19.47	$1,053
Canceled/forfeited	(11)	19.70
UNVESTED BALANCE AT JANUARY 24, 2015	115	$20.18

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 27, 2013	276	$24.44
Assumed from acquisitions	6	3.60
Exercised	(78)	18.30
Canceled/forfeited/expired	(17)	27.53
BALANCE AT JULY 26, 2014	187	26.03
Assumed from acquisitions	1	2.72
Exercised	(45)	20.49
Canceled/forfeited/expired	(10)	29.48
BALANCE AT JANUARY 24, 2015	133	$27.45

The following table summarizes significant ranges of outstanding and exercisable stock options as of January 24, 2015 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 15.00	5	5.4	$4.17	$135	3	$5.66	$69
15.01 – 18.00	1	2.0	16.91	3	1	16.91	3
18.01 – 20.00	1	0.3	19.69	9	1	19.69	9
20.01 – 25.00	37	0.8	22.90	198	37	22.90	198
25.01 – 30.00	20	1.5	26.72	32	20	26.72	32
30.01 – 35.00	69	1.5	32.16	—	69	32.16	—
Total	133	1.5	$27.45	$377	131	$27.94	$311
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.21 as of January 23, 2015, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 24, 2015 was 59 million. As of July 26, 2014, 183 million outstanding stock options were exercisable, and the weighted-average exercise price was $26.50.

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

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Number of shares granted (in millions)	1	37	1	—
Grant date fair value per share	$25.07	$19.90	$25.39	N/A
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	3.2%	2.8%	N/A
Range of risk-free interest rates	0.0% – 1.6%	0.1% – 1.4%	0.0% – 1.6%	N/A
Range of expected volatilities for index	N/A	N/A	14.4% – 63.7%	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Six Months Ended	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Number of shares granted (in millions)	11	47	7	4
Grant date fair value per share	$23.34	$20.57	$23.70	$22.70
Weighted-average assumptions/inputs:
Expected dividend yield	3.0%	3.1%	3.0%	2.3%
Range of risk-free interest rates	0.0% – 1.8%	0.0% – 1.4%	0.0% – 1.8%	0.0% – 1.4%
Range of expected volatilities for index	N/A	N/A	14.4% – 70.0%	17.4% – 70.5%
The PRSUs granted during the first two quarters of fiscal 2015 and the first quarter of fiscal 2014 are contingent on the achievement of the Company’s financial performance metrics, its comparative market-based returns, or the achievement of financial and non-financial operating goals. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns and 0% to 100% of the target shares granted contingent on the achievement of non-financial operating goals.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Comprehensive Income

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the six months ended January 24, 2015 and January 25, 2014 are summarized as follows (in millions):

January 24, 2015	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(23)	(131)	(379)	(533)
(Gains) losses reclassified out of other comprehensive income	(76)	30	—	(46)
Tax benefit (expense)	49	3	36	88
BALANCE AT JANUARY 24, 2015	$374	$(110)	$(78)	$186

January 25, 2014	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income
BALANCE AT JULY 27, 2013	$379	$8	$221	$608
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	332	33	(14)	351
(Gains) losses reclassified out of other comprehensive income	(165)	(28)	—	(193)
Tax benefit (expense)	(60)	(2)	(1)	(63)
BALANCE AT JANUARY 25, 2014	$486	$11	$206	$703

The net gains (losses) reclassified out of other comprehensive income into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$69	$82	$76	$165	Other income (loss), net

Net unrealized gains and (losses) on cash flow hedging instruments:
Foreign currency derivatives	(21)	16	(24)	23	Operating expenses
Foreign currency derivatives	(5)	3	(6)	5	Cost of sales—service
	(26)	19	(30)	28

Total amounts reclassified out of other comprehensive income	$43	$101	$46	$193

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Income before provision for income taxes	$2,873	$1,755	$5,233	$4,295
Provision for income taxes	$476	$326	$1,008	$870
Effective tax rate	16.6%	18.6%	19.3%	20.3%

During the three months ended January 24, 2015, the Tax Increase Prevention Act of 2014 reinstated the U.S. federal R&D tax credit for calendar year 2014 R&D expenses.  As a result, the effective tax rate for the three and six months ended January 24, 2015 reflected tax benefits related to fiscal 2015 R&D expenses and a tax benefit of $91 million related to fiscal 2014 R&D expenses.
As of January 24, 2015, the Company had $2.0 billion of unrecognized tax benefits, of which $1.8 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. Accordingly, the Company estimates that it is reasonably possible that the unrecognized tax benefits at January 24, 2015 could be reduced by $300 million in the next 12 months.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three and six months ended January 24, 2015 and January 25, 2014, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Revenue:
Americas	$7,101	$6,460	$14,602	$13,776
EMEA	3,091	2,896	6,093	5,829
APJC	1,744	1,799	3,486	3,635
Total	$11,936	$11,155	$24,181	$23,240
Gross margin:
Americas	$4,406	$3,977	$9,216	$8,627
EMEA	1,910	1,870	3,825	3,758
APJC	1,052	993	2,077	2,072
Segment total	7,368	6,840	15,118	14,457
Unallocated corporate items	(278)	(889)	(695)	(1,099)
Total	$7,090	$5,951	$14,423	$13,358
Revenue in the United States was $6.1 billion and $5.6 billion for the three months ended January 24, 2015 and January 25, 2014, respectively, and was $12.7 billion and $12.0 billion for the six months ended January 24, 2015 and January 25, 2014, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Revenue:
Switching	$3,616	$3,258	$7,462	$6,998
NGN Routing	1,764	1,730	3,713	3,756
Collaboration	990	899	1,939	1,950
Service Provider Video	776	957	1,647	1,944
Data Center	846	605	1,539	1,206
Wireless	611	517	1,216	1,064
Security	416	393	871	758
Other	59	64	126	144
Product	9,078	8,423	18,513	17,820
Service	2,858	2,732	5,668	5,420
Total	$11,936	$11,155	$24,181	$23,240
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of January 24, 2015 and July 26, 2014 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $49.8 billion and $47.4 billion as of January 24, 2015 and July 26, 2014, respectively, and the remaining $3.2 billion and $4.7 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 24, 2015	July 26, 2014
Property and equipment, net:
United States	$2,668	$2,697
International	544	555
Total	$3,212	$3,252

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Net income	$2,397	$1,429	$4,225	$3,425
Weighted-average shares—basic	5,117	5,294	5,115	5,336
Effect of dilutive potential common shares	43	33	44	47
Weighted-average shares—diluted	5,160	5,327	5,159	5,383
Net income per share—basic	$0.47	$0.27	$0.83	$0.64
Net income per share—diluted	$0.46	$0.27	$0.82	$0.64
Antidilutive employee share-based awards, excluded	83	278	156	252
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

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance		January 24, 2015	January 25, 2014	Variance
Revenue	$11,936	$11,155	7.0%		$24,181	$23,240	4.0%
Gross margin percentage	59.4%	53.3%	6.1	pts	59.6%	57.5%	2.1	pts
Research and development	$1,529	$1,412	8.3%		$3,112	$3,136	(0.8)%
Sales and marketing	$2,308	$2,277	1.4%		$4,823	$4,688	2.9%
General and administrative	$490	$451	8.6%		$994	$966	2.9%
Total R&D, sales and marketing, general and administrative	$4,327	$4,140	4.5%		$8,929	$8,790	1.6%
Total as a percentage of revenue	36.3%	37.1%	(0.8)	pts	36.9%	37.8%	(0.9)	pts
Amortization of purchased intangible assets included in operating expenses	$72	$71	1.4%		$143	$136	5.1%
Restructuring and other charges	$69	$73	(5.5)%		$387	$310	24.8%
Operating income as a percentage of revenue	22.0%	14.9%	7.1	pts	20.5%	17.7%	2.8	pts
Income tax percentage	16.6%	18.6%	(2.0)	pts	19.3%	20.3%	(1.0)	pts
Net income	$2,397	$1,429	67.7%		$4,225	$3,425	23.4%
Net income as a percentage of revenue	20.1%	12.8%	7.3	pts	17.5%	14.7%	2.8	pts
Earnings per share—diluted	$0.46	$0.27	70.4%		$0.82	$0.64	28.1%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
In the second quarter of fiscal 2015, revenue increased by 7% as compared with the second quarter of fiscal 2014. Within the total revenue change, product revenue increased 8% while service revenue increased 5%. Total gross margin increased by 6.1 percentage points, primarily as a result of the $655 million charge to product cost of sales recorded in the second quarter of fiscal 2014 for which there was no corresponding charge in fiscal 2015. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.8 percentage points. Operating income as a percentage of revenue increased by 7.1 percentage points. Diluted earnings per share increased by 70% from the prior year, driven by a 68% increase in net income, with the net income increase driven by the factors discussed above, as well as higher other income driven by higher net gains on investments, and a lower effective tax rate driven by the retroactive reinstatement of the U.S. federal R&D tax credit for calendar year 2014.
In the second quarter of fiscal 2015, total revenue increased by $0.8 billion as compared with the second quarter of fiscal 2014. Revenue for the Americas increased by $0.6 billion, driven in large part by higher product revenue in the United States. EMEA revenue increased by $0.2 billion, led by higher product revenue in the United Kingdom. Revenue in our APJC segment decreased by $0.1 billion, led by a product revenue decline in China. The challenges we encountered in certain emerging countries in the previous quarters continued in the second quarter of fiscal 2015. We experienced increased product revenue in the emerging countries of Brazil, India, and Mexico and decreased revenue in China and Russia, as the “BRICM” countries experienced, in the aggregate, product revenue growth of 2%. We believe that the limited growth we experienced in various emerging countries reflected the impact of economic and geopolitical challenges in these countries.
From a customer market standpoint, in the second quarter of fiscal 2015, while the service provider market continued to experience a decline in product revenue, we had solid product revenue growth in the public sector, enterprise and commercial markets. The product revenue increase in the public sector market was led by higher spending from the U.S. federal government.
From a product category perspective, the product revenue increase of 8% year-over-year was driven by product revenue growth in our core Switching and NGN Routing products which grew 11% and 2%, respectively. We also experienced 40% revenue growth from Data Center products due to continued strong customer demand. Our other major product categories experienced revenue changes ranging from an 18% increase in Wireless products to a 19% decrease in Service Provider Video. Service revenue increased by 5% year over year.
In summary, during the second quarter of fiscal 2015, we achieved solid and profitable growth despite encountering several of the challenges we have experienced in recent quarters, including reduced spending by our service provider customers and challenges in certain emerging countries. While we believe we are well positioned for an upturn in these areas, we are not expecting the challenges in service provider and certain emerging countries to improve for at least a few quarters.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Diluted earnings per share increased by 28% from the prior year, a result of both a 23% increase in net income and a decrease in diluted share count by 224 million shares. Revenue increased 4%, with product revenue increasing 4% and service revenue increasing 5%. Total gross margin increased by 2.1 percentage points driven in part by the $655 million supplier component remediation charge recorded in the second quarter of fiscal 2014 partially offset by the unfavorable impact of the Rockstar patent portfolio charge of $188 million (or 0.8 percentage points). As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 0.9 percentage points. Operating income as a percentage of revenue increased by 2.8 percentage points.

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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2015 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	January 24, 2015	July 26, 2014
Cash and cash equivalents and investments	$53,022	$52,074
Deferred revenue	$14,021	$14,142
DSO	35 days	38 days
Inventories	$1,890	$1,591
Annualized inventory turns	10.9	12.7

	Six Months Ended
	January 24, 2015	January 25, 2014
Cash provided by operating activities	$5,374	$5,522
Repurchases of common stock—stock repurchase program	$2,221	$6,020
Dividends	$1,947	$1,810

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first six months of fiscal 2015, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $5.0 billion and $4.5 billion as of January 24, 2015 and July 26, 2014, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $9.0 billion and $9.6 billion as of January 24, 2015 and July 26, 2014, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	January 24, 2015	July 26, 2014
Allowance for doubtful accounts	$270	$265
Percentage of gross accounts receivable	5.6%	4.9%
Allowance for credit loss—lease receivables	$250	$233
Percentage of gross lease receivables(1)	7.0%	6.2%
Allowance for credit loss—loan receivables	$85	$98
Percentage of gross loan receivables	5.1%	5.8%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 24, 2015 and July 26, 2014 was $90 million and $135 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.9 billion and $1.6 billion as of January 24, 2015 and July 26, 2014, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 24, 2015, the liability for these purchase commitments was $165 million, compared with $162 million as of July 26, 2014, and was included in other current liabilities.
Our provision for inventory was $21 million and $35 million for the first six months of fiscal 2015 and 2014, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $59 million and $78 million for the first six months of fiscal 2015 and 2014, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
Our liability for product warranties, included in other current liabilities, was $474 million as of January 24, 2015, compared with $446 million as of July 26, 2014. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first six months of fiscal 2015 and 2014 was $355 million and $356 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $48.2 billion as of January 24, 2015, compared with $45.3 billion as of July 26, 2014. Our fixed income investment portfolio as of January 24, 2015 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 24, 2015. We had no Level 3 assets measured at fair value on a recurring basis as of January 24, 2015.
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
There were no impairment charges on our investments in publicly traded equity securities in the first six months of fiscal 2015, while $11 million of such impairment charges were recognized in earnings for the first six months of fiscal 2014. There were no impairment charges on our investments in fixed income securities in the first six months of fiscal 2015 and 2014. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We also have investments in privately held companies, some of which are in the startup or development stages. Our investments in privately held companies as of January 24, 2015 were $857 million, compared with $899 million as of July 26, 2014, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $3 million and $10 million for the first six months of fiscal 2015 and 2014, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of January 24, 2015 and July 26, 2014 was $24.4 billion and $24.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2015 and 2014.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For the first six months of fiscal 2015, impairment charges of $56 million on purchased intangible assets were recognized in earnings, while there were no such impairment charges in the first six months of fiscal 2014. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 16.6% and 18.6% in the second quarter of fiscal 2015 and 2014, respectively. Our effective tax rate was 19.3% and 20.3% in the first six months of fiscal 2015 and 2014, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,078	$8,423	$655	7.8%	$18,513	$17,820	$693	3.9%
Percentage of revenue	76.1%	75.5%			76.6%	76.7%
Service	2,858	2,732	126	4.6%	5,668	5,420	248	4.6%
Percentage of revenue	23.9%	24.5%			23.4%	23.3%
Total	$11,936	$11,155	$781	7.0%	$24,181	$23,240	$941	4.0%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,101	$6,460	$641	9.9%	$14,602	$13,776	$826	6.0%
Percentage of revenue	59.5%	57.9%			60.4%	59.3%
EMEA	3,091	2,896	195	6.7%	6,093	5,829	264	4.5%
Percentage of revenue	25.9%	26.0%			25.2%	25.1%
APJC	1,744	1,799	(55)	(3.1)%	3,486	3,635	(149)	(4.1)%
Percentage of revenue	14.6%	16.1%			14.4%	15.6%
Total	$11,936	$11,155	$781	7.0%	$24,181	$23,240	$941	4.0%
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
For the second quarter of fiscal 2015, as compared with the second quarter of fiscal 2014, total revenue increased by 7%. Product revenue increased by 8%, while service revenue increased by 5%. Our total revenue reflected growth in our Americas and EMEA geographic segments, while revenue declined in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a slower product revenue growth of 2%, with growth in Brazil, India, and Mexico, partially offset by decreases in the other two countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. It is possible that our revenue in the second quarter of fiscal 2015 may have been adversely affected by the depreciation of the local currency relative to the U.S. dollar, although as noted above, such indirect effects are difficult to measure.
In addition to the impact of macroeconomic factors, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support, and these activities may occur in future periods, which may also impact the timing of the recognition of revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
For the first six months of fiscal 2015, as compared with the first six months of fiscal 2014, total revenue increased by 4%. Product revenue increased 4%, while service revenue increased by 5%. Our total revenue reflected growth in our Americas and EMEA geographic segments, while revenue declined in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a 3% product revenue decline, with declines in China and Russia, partially offset by increases in the other three countries.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,243	$4,676	$567	12.1%	$10,927	$10,209	$718	7.0%
Percentage of product revenue	57.8%	55.6%			59.1%	57.3%
EMEA	2,480	2,328	152	6.5%	4,876	4,709	167	3.5%
Percentage of product revenue	27.3%	27.6%			26.3%	26.4%
APJC	1,355	1,419	(64)	(4.5)%	2,710	2,902	(192)	(6.6)%
Percentage of product revenue	14.9%	16.8%			14.6%	16.3%
Total	$9,078	$8,423	$655	7.8%	$18,513	$17,820	$693	3.9%
Americas
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Product revenue in the Americas segment increased by 12%, led by strong growth in the public sector market and solid growth in the enterprise and commercial markets. Product revenue increased in the U.S. public sector market, led by higher sales to the U.S. federal government and, to a lesser extent, higher sales to state and local governments. Within the Americas segment, we continued to experience a product revenue decline in the service provider market. From a country perspective, product revenue increased by 12% in the United States, 44% in Brazil, 26% in Mexico and 1% in Canada.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
The increase in product revenue in the Americas segment of 7% was led by solid growth in the public sector, enterprise and commercial markets. The product revenue growth in the public sector market was due primarily to higher sales to the U.S. federal government and, to a lesser extent, higher sales to state and local governments. Product revenue decreased in the service provider market. From a country perspective, product revenue increased by 7% in the United States, 24% in Brazil, 19% in Mexico and 1% in Canada.
EMEA
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Product revenue in the EMEA segment increased by 7%, led by growth in the enterprise and commercial markets, and to a lesser extent, growth in the service provider market. We experienced a slight product revenue decline in the public sector market. Product revenue from emerging countries within EMEA increased by 2% and product revenue for the remainder of EMEA, which primarily consists of countries in Western Europe, grew by 8%.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Product revenue in the EMEA segment increased by 4%, driven by growth in the commercial market and, to a lesser degree, in the enterprise and service provider markets. We experienced a slight product revenue decline in the public sector market. Product revenue from emerging countries within EMEA decreased by 2%, led by a 20% decrease in Russia. Product revenue for the remainder of EMEA grew by 6%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

APJC
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
The decrease in product revenue in the APJC segment of 5% was led by a significant decline in the service provider market and, to a lesser extent, in the public sector market. These decreases were partially offset by solid growth in the commercial and enterprise markets. From a country perspective, we experienced year-over-year product revenue declines of 20% in China and 10% in Japan. These decreases were partially offset by product revenue growth of 21% in India and 3% in Australia.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Product revenue in the APJC segment decreased by 7%. The product revenue decline was led by a significant decline in the service provider market and, to a lesser degree, in the public sector market. These decreases were partially offset by slow growth in the commercial and enterprise markets. From a country perspective, product revenue decreased by 22% in China, 7% in Japan and 5% in Australia. We experienced product revenue growth of 25% in India.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Service Provider Video (infrastructure, video software, and solutions and cable access); Data Center; Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,616	$3,258	$358	11.0%	$7,462	$6,998	$464	6.6%
Percentage of product revenue	39.8%	38.7%			40.3%	39.3%
NGN Routing	1,764	1,730	34	2.0%	3,713	3,756	(43)	(1.1)%
Percentage of product revenue	19.4%	20.5%			20.1%	21.1%
Collaboration	990	899	91	10.1%	1,939	1,950	(11)	(0.6)%
Percentage of product revenue	10.9%	10.7%			10.5%	10.9%
Service Provider Video	776	957	(181)	(18.9)%	1,647	1,944	(297)	(15.3)%
Percentage of product revenue	8.5%	11.4%			8.9%	10.9%
Data Center	846	605	241	39.8%	1,539	1,206	333	27.6%
Percentage of product revenue	9.3%	7.2%			8.3%	6.8%
Wireless	611	517	94	18.2%	1,216	1,064	152	14.3%
Percentage of product revenue	6.7%	6.1%			6.6%	6.0%
Security	416	393	23	5.9%	871	758	113	14.9%
Percentage of product revenue	4.6%	4.7%			4.7%	4.3%
Other	59	64	(5)	(7.8)%	126	144	(18)	(12.5)%
Percentage of product revenue	0.8%	0.7%			0.6%	0.7%
Total	$9,078	$8,423	$655	7.8%	$18,513	$17,820	$693	3.9%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Switching
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Revenue in our Switching product category increased by 11%, or $358 million, driven by a 17%, or $337 million, increase in revenue from our LAN fixed-configuration switches. Revenue from our LAN fixed-configuration switches increased due to the continued adoption of Cisco Catalyst 3650 Series Switches and Cisco Catalyst 3850 Series Switches. Higher revenue from fixed-configuration Cisco Nexus Series Switches also contributed to the increase. We also experienced a 31%, or $36 million, increase in sales of storage products within this category. Partially offsetting these increases was a decrease in revenue from our modular switches of 1%, or $15 million, driven by lower sales of Cisco Nexus 7000 Series Switches and Cisco Catalyst 6500-E Series Switches.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
The increase in revenue in our Switching product category of 7%, or $464 million, was driven by a 12%, or $507 million, increase in revenue from our LAN fixed-configuration switches and, to a lesser extent, a 45%, or $96 million, increase in sales of storage products. Revenue from LAN fixed-configuration switches increased due to higher sales of most of our Cisco Nexus Series Switches and Cisco Catalyst Series Switches within this category. We experienced a decrease in revenue from our modular switches of 6%, or $139 million, driven by lower sales of Cisco Catalyst 6500-E Series Switches and Cisco Nexus 7000 Series Switches.
NGN Routing
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
The increase in revenue in our NGN Routing product category of 2%, or $34 million, was driven by a 5%, or $53 million, increase in revenue from our high-end router products and a 3%, or $19 million, increase in revenue from our midrange and low-end router products. These increases were partially offset by a 28%, or $38 million, decrease in revenue from what we categorize as other NGN Routing products. Within the high-end router product category, we experienced increased sales of most of our products within our Cisco Aggregation Services Routers category and the adoption of our Cisco Network Convergence System platform partially offset by lower sales of Cisco Carrier Routing System products and our legacy high-end router products. The increase in revenue from our midrange and low-end router products was due to higher sales of our Cisco Integrated Services Routers products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Revenue in our NGN Routing product category decreased by 1%, or $43 million, driven by a 34%, or $108 million, decrease in revenue from other NGN Routing products and a 2%, or $31 million, decrease in revenue from our midrange and low-end router products. These decreases were partially offset by a 4%, or $96 million, increase in revenue from our high-end router products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products. The decrease in revenue from our midrange and low-end router products was due to lower sales of certain of our access products, partially offset by higher sales of our Cisco Integrated Services Routers products. Revenue from high-end router product increased due to an increase in revenue from most of our products within our Cisco Aggregation Services Routers category and the adoption of our Cisco Network Convergence System platform, partially offset by lower sales of Cisco Carrier Routing System products and our legacy high-end router products.
Collaboration
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Overall, revenue in our Collaboration product category increased by 10%, or $91 million, primarily due to increased revenue from our Unified Communications and Cisco TelePresence products, driven by higher revenue in endpoint products as a result of new product introductions. These increases were partially offset by decreased revenue from our conferencing products. We continue to increase the amount of deferred revenue related to our Collaboration product category.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Revenue in our Collaboration product category decreased by 1%, or $11 million, primarily due to decreased revenue from our Cisco TelePresence products and, to a lesser extent, a slight decrease in revenue from our conferencing products, partially offset by increased revenue from our Unified Communications products.
Service Provider Video
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Revenue in our Service Provider Video product category decreased by 19%, or $181 million, driven by a decrease in sales of our Service Provider Video infrastructure products. The revenue decline in Service Provider Video infrastructure products was due primarily to lower sales of set-top boxes.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
The decrease in revenue from our Service Provider Video product category of 15%, or $297 million, was driven by a 25%, or $269 million, decrease in sales of our Service Provider Video infrastructure products, due primarily to lower sales of set-top boxes. We also experienced a decrease in revenue from cable access products within this product category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
We continued to experience solid growth in our Data Center product category, which grew by 40%, or $241 million, with sales growth of our Cisco Unified Computing System products occurring across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
We experienced solid growth in our Data Center product category, which grew by 28%, or $333 million, with sales growth of our Cisco Unified Computing System products occurring across all geographic segments and customer markets. The increase in this product category was driven by similar factors as discussed in the three month period immediately above.
Wireless
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Revenue in our Wireless product category increased by 18%, or $94 million, driven by continued growth in Meraki combined with continued strength in our 802.11ac portfolio. We continue to increase the proportion of recurring revenue in our Wireless product category.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Revenue in our Wireless product category increased by 14%, or $152 million, due primarily to higher sales of Meraki products and 802.11ac products.
Security
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Revenue in our Security product category experienced growth of 6%, or $23 million, driven by higher Network Security sales as a result of product integration with Sourcefire, which we acquired in the first quarter of fiscal 2014. This increase was partially offset by decrease in revenue from our Content Security products due to lower sales of Web and E-mail security products. Our software and subscription sales continue to drive an increase in the proportion of recurring revenue in our Security product category.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Revenue in our Security product category was up 15%, or $113 million, driven primarily by sales of Sourcefire products and, to a lesser extent, by higher sales of our high-end Firewall products within our Network Security product portfolio.
Other Products
We experienced a year-over-year decrease in revenue in our Other Products category for the second quarter and first six months of fiscal 2015 due in large part to the decrease in sales of our other networking products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,858	$1,784	$74	4.1%	$3,675	$3,567	$108	3.0%
Percentage of service revenue	65.0%	65.3%			64.8%	65.8%
EMEA	611	568	43	7.6%	1,217	1,120	97	8.7%
Percentage of service revenue	21.4%	20.8%			21.5%	20.7%
APJC	389	380	9	2.4%	776	733	43	5.9%
Percentage of service revenue	13.6%	13.9%			13.7%	13.5%
Total	$2,858	$2,732	$126	4.6%	$5,668	$5,420	$248	4.6%
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Service revenue increased across all of our geographic segments. Worldwide technical support services revenue increased by 4% and worldwide advanced services revenue increased by 6%, driven by growth in subscription revenues. Technical support service revenue experienced growth across all geographic segments, led by growth in our EMEA segment. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, grew across all geographic segments, led by solid growth in our EMEA segment.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Service revenue grew by 5%, with growth across all of our geographic segments. Worldwide technical support services revenue increased by 5% and worldwide advanced services experienced 4% revenue growth. Technical support services revenue grew across all geographic segments, led by growth in our EMEA segment. Advanced services revenue also grew across all geographic segments, led by solid growth in our EMEA segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Gross margin:
Product	$5,272	$4,100	58.1%	48.7%	$10,788	$9,750	58.3%	54.7%
Service	1,818	1,851	63.6%	67.8%	3,635	3,608	64.1%	66.6%
Total	$7,090	$5,951	59.4%	53.3%	$14,423	$13,358	59.6%	57.5%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2015 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2014	48.7%	54.7%
Supplier component remediation charge	7.8%	3.7%
Productivity (1)	3.6%	2.8%
Mix of products sold	1.4%	1.1%
Product pricing	(3.0)%	(2.7)%
Amortization of purchased intangible assets	(0.4)%	(0.3)%
Rockstar patent portfolio charge	—%	(1.0)%
Fiscal 2015	58.1%	58.3%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Product gross margin increased by 9.4 percentage points as compared with the second quarter of fiscal 2014.
The increase in product gross margin was primarily a result of the $655 million charge to product cost of sales recorded in the second quarter fiscal 2014 related to the expected cost of remediation of issues with memory components in certain products sold in prior fiscal years, for which there was no corresponding charge in fiscal 2015. Benefits from productivity and the mix of products sold also contributed to the increase. The productivity benefits we experienced in the second quarter of fiscal 2015 were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The mix of products sold was favorable primarily as a result of a revenue decrease from our relatively lower margin Service Provider Video products, partially offset by a revenue increase in our relatively lower margin Cisco Unified Computing System products.
The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. Our product gross margin for the second quarter of fiscal 2015 was also negatively impacted by impairment charges related to acquisition-related intangible assets.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Product gross margin increased by 3.6 percentage points as compared with the first six months of fiscal 2014. The increase was driven by the $655 million charge to product cost of sales for the second quarter of fiscal 2014 related to the expected cost of remediation of issues with memory components in certain products sold in prior fiscal years. Additionally, gross margin increased due to benefits from productivity improvements driven by similar factors as discussed in the three-month period immediately above and the mix of products sold. The shift in the mix of products sold was primarily a result of revenue decreases from our relatively lower margin Service Provider Video products, partially offset by increased in revenue from our relatively lower margin Cisco Unified Computing System products. These factors were partially offset by unfavorable impacts from product pricing, the unfavorable impact of the $188 million charge to product cost of sales recorded in the first quarter fiscal 2015 related to the Rockstar patent portfolio, and impairment charges related to acquisition-related intangible assets.
Service Gross Margin
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
Our service gross margin percentage decreased by 4.2 percentage points compared with the second quarter of fiscal 2014 due to increased costs such as headcount-related costs associated with higher investments in security and cloud managed services and higher variable compensation expense. Higher partner delivery costs also contributed to increased costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
Our service gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations and our renewals, our strategic investments in headcount, and the resources we deploy to support the overall service business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
Service gross margin percentage decreased by 2.5 percentage points as compared with the first six months of fiscal 2014, driven by increased cost impacts such as headcount-related costs and partner delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Gross margin:
Americas	$4,406	$3,977	62.0%	61.6%	$9,216	$8,627	63.1%	62.6%
EMEA	1,910	1,870	61.8%	64.6%	3,825	3,758	62.8%	64.5%
APJC	1,052	993	60.3%	55.2%	2,077	2,072	59.6%	57.0%
Segment total	7,368	6,840	61.7%	61.3%	15,118	14,457	62.5%	62.2%
Unallocated corporate items (1)	(278)	(889)			(695)	(1,099)
Total	$7,090	$5,951	59.4%	53.3%	$14,423	$13,358	59.6%	57.5%
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
Three Months Ended January 24, 2015 Compared with Three Months Ended January 25, 2014
The Americas segment experienced a gross margin percentage increase due to productivity improvements from lower overall manufacturing costs and, to a lesser extent, a favorable mix impact. The favorable mix impact in this geographic segment was driven by lower sales of our relatively lower margin Service Provider Video products, partially offset by an increase in revenue from our relatively lower margin Cisco Unified Computing System products. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing.
The gross margin percentage decrease in our EMEA segment was due primarily to lower productivity and unfavorable impacts from pricing, partially offset by a favorable mix impact. The favorable mix impact was driven by an increase in revenue from certain of our higher margin core products. Lower service gross margin also contributed to the decrease in gross margin in this segment.
Our APJC segment gross margin percentage increased due to productivity improvements and a favorable mix impact, partially offset by unfavorable impacts from pricing and lower service gross margin. The favorable mix impact was driven by a decrease in revenue from our relatively lower margin Service Provider Video products and an increase in revenue from certain of our higher margin core products.
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
Six Months Ended January 24, 2015 Compared with Six Months Ended January 25, 2014
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and a favorable mix impact, partially offset by unfavorable impacts from pricing. The favorable mix impact in this geographic segment was driven by lower sales of our relatively lower margin Service Provider Video products, partially offset by an increase in revenue from our relatively lower margin Cisco Unified Computing System products.
The gross margin percentage decrease in our EMEA segment was primarily due to negative impacts from pricing within this segment and, to a lesser extent, lower productivity. These factors were partially offset by a slightly favorable mix impact. The favorable mix impact was driven by an increase in revenue from certain of our higher margin core products.
The APJC segment gross margin percentage increased due to productivity improvements and a favorable mix impact, partially offset by unfavorable impacts from pricing. The favorable mix impact was driven by a decrease in revenue from our relatively lower margin Service Provider Video products and an increase in revenue from certain of our higher margin core products.

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

	Three Months Ended				Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent	January 24, 2015	January 25, 2014	Variance in Dollars	Variance in Percent
Research and development	$1,529	$1,412	$117	8.3%	$3,112	$3,136	$(24)	(0.8)%
Percentage of revenue	12.8%	12.7%			12.9%	13.5%
Sales and marketing	2,308	2,277	31	1.4%	4,823	4,688	135	2.9%
Percentage of revenue	19.3%	20.4%			19.9%	20.2%
General and administrative	490	451	39	8.6%	994	966	28	2.9%
Percentage of revenue	4.1%	4.0%			4.1%	4.2%
Total	$4,327	$4,140	$187	4.5%	$8,929	$8,790	$139	1.6%
Percentage of revenue	36.3%	37.1%			36.9%	37.8%

R&D Expenses
R&D expenses increased for the second quarter of fiscal 2015, as compared with the second quarter of fiscal 2014, primarily due to higher headcount-related expenses driven by increased variable compensation expense as a result of our financial performance. Higher discretionary spending and higher contracted services, to a lesser extent, also contributed to the increase.
The decrease in R&D expenses for the first six months of fiscal 2015, as compared with the first six months of fiscal 2014, was primarily due to higher compensation expense recorded in the first six months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme partially offset by higher headcount-related expenses and higher contracted services. The higher headcount-related expenses were due to increased variable compensation expense partially offset by efficiencies related to our restructuring actions.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses increased for the second quarter of fiscal 2015, as compared with the second quarter of fiscal 2014, due to higher headcount-related expenses and, to a lesser extent, higher contracted services, partially offset by lower share-based compensation expense. Higher headcount-related expenses were due to increased variable compensation expense as a result of our financial performance.
Sales and marketing expenses increased for the first six months of fiscal 2015, as compared with the first six months of fiscal 2014, due to higher headcount-related expenses, driven by increased variable compensation expense, and higher discretionary spending.

G&A Expenses
G&A expenses increased in the second quarter of fiscal 2015, as compared with the second quarter of fiscal 2014, primarily due to increased variable compensation expense as a result of our financial performance and timing of corporate-level expenses, which tend to vary from period to period.
G&A expenses increased in the first six months of fiscal 2015, as compared with the corresponding period in fiscal 2014, primarily due to increased variable compensation expense as a result of our financial performance and timing of corporate-level expenses, which tend to vary from period to period, partially offset by higher compensation expense recorded in the first six months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme.
Effect of Foreign Currency
In the second quarter of fiscal 2015, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $60 million, or approximately 1.5%, compared with the second quarter of fiscal 2014.

In the first six months of fiscal 2015, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by $56 million, or approximately 0.6%, compared with the first six months of fiscal 2014.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Headcount
Our headcount decreased by approximately 2,135 employees in the second quarter of fiscal 2015 and decreased by approximately 3,930 in the first six months of fiscal 2015, as compared with the total headcount at the end of fiscal 2014. The decrease was due to headcount reductions from our workforce reduction under the Fiscal 2015 Plan. These headcount reductions were partially offset by headcount additions from targeted hiring in engineering, services and sales, and also by headcount additions from our recent acquisitions.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Cost of sales—product	$11	$12	$22	$22
Cost of sales—service	34	40	71	73
Share-based compensation expense in cost of sales	45	52	93	95
Research and development	105	108	224	200
Sales and marketing	114	141	261	264
General and administrative	42	47	101	101
Restructuring and other charges	2	(1)	(2)	(4)
Share-based compensation expense in operating expenses	263	295	584	561
Total share-based compensation expense	$308	$347	$677	$656
The decrease in share-based compensation expense for the second quarter of fiscal 2015, as compared with the second quarter of fiscal 2014, was due primarily to the timing of annual RSU grants partially offset by higher expense associated with PRSUs.
The increase in share-based compensation expense for the first six months of fiscal 2015, as compared with the corresponding period in fiscal 2014, was due primarily to higher expense associated with the PRSUs and equity awards assumed with respect to our recent acquisitions, partially offset by the timing of annual RSU grants.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Amortization of purchased intangible assets:
Cost of sales	$242	$189	$431	$363
Operating expenses	72	71	143	136
Total	$314	$260	$574	$499
Amortization of purchased intangible assets increased for the second quarter and first six months of fiscal 2015, as compared with the corresponding periods of fiscal 2014, due to the impairment charges of approximately $56 million recorded in the second quarter of fiscal 2015. The impairment charges were primarily due to reductions in expected future cash flows related to certain of our technology intangible assets.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the second quarter and first six months of fiscal 2015, we incurred within operating expenses restructuring and other charges of approximately $69 million and $387 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2015 Plan. We expect the remaining charges under this plan to be incurred within the remainder of fiscal 2015. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud. The overall cost savings from these restructuring actions were not material for the periods presented and are not expected to be material for future periods.
In the second quarter and first six months of fiscal 2014, we incurred within operating expenses net restructuring and other charges of $73 million and $310 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2014 Plan. See Note 5 to the Consolidated Financial Statements.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2015	January 25, 2014	January 24, 2015	January 25, 2014
Operating income	$2,622	$1,667	$4,964	$4,122
Operating income as a percentage of revenue	22.0%	14.9%	20.5%	17.7%
For the second quarter of fiscal 2015, as compared with the second quarter of fiscal 2014, operating income increased by 57%, and as a percentage of revenue operating income increased by 7.1 percentage points. The increase resulted from an increase in revenue and a gross margin percentage increase, with the gross margin increase driven in large part by the $655 million supplier component remediation charge (or 5.9 percentage points) recorded in the second quarter of fiscal 2014 for which there was no corresponding charge in fiscal 2015.
In the first six months of fiscal 2015, as compared with the first six months of fiscal 2014, operating income increased by 20%, and as a percentage of revenue operating income increased by 2.8 percentage points. The increase resulted from the following: an increase in revenue; a gross margin percentage increase, driven in part by the $655 million supplier component remediation charge (or 2.8 percentage points) recorded in the second quarter of fiscal 2014 partially offset by the unfavorable impact of the Rockstar patent portfolio charge of $188 million (or 0.8 percentage points); and higher compensation expense recorded in the first six months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	January 24, 2015	January 25, 2014	Variance in Dollars
Interest income	$189	$169	$20	$368	$338	$30
Interest expense	(139)	(136)	(3)	(278)	(276)	(2)
Interest income (expense), net	$50	$33	$17	$90	$62	$28
For the second quarter and first six months of fiscal 2015, interest income increased by 12% and 9%, respectively, compared with the corresponding periods in fiscal 2014, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments. Interest expense in the second quarter and first six months of fiscal 2015, compared with the corresponding periods in fiscal 2014, was higher driven by higher average debt balance.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 24, 2015	January 25, 2014	Variance in Dollars	January 24, 2015	January 25, 2014	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$60	$69	$(9)	$56	$144	$(88)
Fixed income securities	9	13	(4)	20	21	(1)
Total available-for-sale investments	69	82	(13)	76	165	(89)
Privately held companies	134	(35)	169	101	(66)	167
Net gains (losses) on investments	203	47	156	177	99	78
Other gains (losses), net	(2)	8	(10)	2	12	(10)
Other income (loss), net	$201	$55	$146	$179	$111	$68
The decrease in total net gains on available-for-sale investments in the second quarter and first six months of fiscal 2015, as compared with the corresponding periods in fiscal 2014, was primarily attributable to lower gains on publicly traded equity securities in the current periods as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the second quarter and first six months of fiscal 2015, as compared with the corresponding periods in fiscal 2014, was primarily due to a gain of $126 million related to the reorganization of our investment in VCE and the absence of losses from VCE for the second quarter of fiscal 2015 and lower losses for the first six months of fiscal 2015 related to this investment under the equity method. We ceased accounting for VCE under the equity method in October 2014.
The change in other gains (losses), net in the second quarter and first six months of fiscal 2015, as compared with the corresponding periods in fiscal 2014, was driven by lower gains from equity derivative instruments, and for the six month period this impact was partially offset by net favorable foreign exchange impacts.
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
The provision for income taxes resulted in an effective tax rate of 16.6% for the second quarter of fiscal 2015, compared with 18.6% for the second quarter of fiscal 2014, which resulted in a net 2.0 percentage point decrease in the effective tax rate for the second quarter of fiscal 2015 as compared with the second quarter of fiscal 2014. The provision for income taxes resulted in an effective tax rate of 19.3% for the first six months of fiscal 2015, as compared with an effective tax rate of 20.3% for the first six months of fiscal 2014, which resulted in a net 1.0 percentage point decrease in the effective tax rate for the first six months of fiscal 2015 as compared with the first six months of fiscal 2014. The decrease in the effective tax rates for both the second quarter and first six months of fiscal 2015, as compared with the second quarter and first six months of fiscal 2014, was primarily due to the retroactive reinstatement of the U.S. federal R&D tax credit for calendar year 2014 in the second quarter of fiscal 2015.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 24, 2015	July 26, 2014	Increase (Decrease)
Cash and cash equivalents	$4,797	$6,726	$(1,929)
Fixed income securities	46,377	43,396	2,981
Publicly traded equity securities	1,848	1,952	(104)
Total	$53,022	$52,074	$948
The net increase in cash and cash equivalents and investments in the first six months of fiscal 2015 was primarily the result of cash provided by operating activities of $5.4 billion and proceeds from the issuance of common stock of $1.2 billion pursuant to employee stock incentive plans. These sources of cash were partially offset by the repurchase of common stock of $2.2 billion under the stock repurchase program, cash dividends paid of $1.9 billion, capital expenditures of $0.6 billion, repayment of debt of $0.5 billion and net cash paid for acquisitions of $0.2 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $49.8 billion and $47.4 billion as of January 24, 2015 and July 26, 2014, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of January 24, 2015 and July 26, 2014 was $3.2 billion and $4.7 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 24, 2015	January 25, 2014
Net cash provided by operating activities	$5,374	$5,522
Acquisition of property and equipment	(550)	(577)
Free cash flow	$4,824	$4,945
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2015
January 24, 2015	$0.19	$974	44	$27.63	$1,208	$2,182
October 25, 2014	$0.19	$973	41	$24.58	$1,013	$1,986

Fiscal 2014
July 26, 2014	$0.19	$974	61	$25.11	$1,514	$2,488
April 26, 2014	$0.19	$974	90	$22.24	$2,005	$2,979
January 25, 2014	$0.17	$896	185	$21.73	$4,020	$4,916
October 26, 2013	$0.17	$914	84	$23.65	$2,000	$2,914
On February 11, 2015, our Board of Directors declared a quarterly dividend of $0.21 per common share to be paid on April 22, 2015 to all shareholders of record as of the close of business on April 2, 2015. Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	January 24, 2015	July 26, 2014	Increase (Decrease)
Accounts receivable, net	$4,541	$5,157	$(616)
DSO	35	38	(3)
Our accounts receivable net, as of January 24, 2015 decreased by approximately 12% compared with the end of fiscal 2014. Our DSO as of January 24, 2015 was lower by 3 days compared with the end of fiscal 2014, primarily due to product billings being more linear in the second quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 24, 2015	July 26, 2014	Increase (Decrease)
Inventories	$1,890	$1,591	$299
Annualized inventory turns	10.9	12.7	(1.8)
Purchase commitments with contract manufacturers and suppliers	$4,257	$4,169	$88
Inventory as of January 24, 2015 increased by 19% from our inventory balance at the end of fiscal 2014, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 2%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 7% compared with the end of fiscal 2014.
The inventory increase was primarily due to higher levels of raw materials primarily from insourcing of certain memory components. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of January 24, 2015, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
January 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables less unearned income	$3,391	$1,674	$3,069	$8,134	$316	$155	$471	$8,605
Allowance for credit loss	(250)	(85)	(40)	(375)	—	—	—	(375)
Deferred revenue	(10)	(13)	(1,530)	(1,553)	(148)	(121)	(269)	(1,822)
Net balance sheet exposure	$3,131	$1,576	$1,499	$6,206	$168	$34	$202	$6,408
Financing Receivables  Financing receivables less unearned income decreased by 3% compared with the end of fiscal 2014. The change was primarily due to a 4% decrease in both lease receivables and financed service contracts and other, as well as a 1% decrease in loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 24, 2015	July 26, 2014
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$850	$850
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	1,000
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Fixed-rate notes:
2.90%	November 17, 2014	—	500
5.50%	February 22, 2016	3,000	3,000
1.10%	March 3, 2017	2,400	2,400
3.15%	March 14, 2017	750	750
4.95%	February 15, 2019	2,000	2,000
2.125%	March 1, 2019	1,750	1,750
4.45%	January 15, 2020	2,500	2,500
2.90%	March 4, 2021	500	500
3.625%	March 4, 2024	1,000	1,000
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$20,250	$20,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 24, 2015.
On November 17, 2014, upon the maturity of our 2014 Fixed-Rate Notes (2.90%), we repaid an aggregate principal amount of $500 million.
Other Debt Other debt as of January 24, 2015 and July 26, 2014 included secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $7 million and $12 million as of January 24, 2015 and July 26, 2014, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of January 24, 2015 and July 26, 2014.
Credit Facility On February 17, 2012, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on February 17, 2017. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the higher of the Federal Funds rate plus 0.50%, Bank of America’s “prime rate” as announced from time to time, or one-month LIBOR plus 1.00% or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of January 24, 2015, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 24, 2015	July 26, 2014	Increase (Decrease)
Service	$9,020	$9,640	$(620)
Product	5,001	4,502	499
Total	$14,021	$14,142	$(121)
Reported as:
Current	$9,369	$9,478	$(109)
Noncurrent	4,652	4,664	(12)
Total	$14,021	$14,142	$(121)
The 6% decrease in deferred service revenue was driven by the timing of multiyear arrangements, an increase in customers paying technical support service contracts over time and the impact of ongoing amortization of deferred service revenue. The 11% increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and also was due, to a lesser extent, to an increase in shipments not having met revenue recognition criteria as of January 24, 2015.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of January 24, 2015 were $1.1 billion.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the six months ended January 24, 2015 and January 25, 2014, we recorded compensation expense of $104 million and $311 million, respectively, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $845 million (which includes the $520 million that has been expensed to date), net of forfeitures. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $230 million as of January 24, 2015, compared with $255 million as of July 26, 2014.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of January 24, 2015 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 24, 2015 and January 25, 2014 was $0.6 billion and $0.9 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of January 24, 2015 and July 26, 2014, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 24, 2015. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of January 24, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of January 24, 2015, approximately 70% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 24, 2015, our financing receivables had a carrying value of $7.8 billion, compared with $8.1 billion as of July 26, 2014. As of January 24, 2015, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 24, 2015, we had $20.3 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $17.9 billion fixed-rate notes. The carrying amount of the senior notes was $20.5 billion, and the related fair value based on market prices was $22.3 billion. As of January 24, 2015, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $10.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 24, 2015 and July 26, 2014 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 24, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,063	$1,215	$1,367	$1,519	$1,671	$1,823	$1,975

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,144	$1,307	$1,471	$1,634	$1,797	$1,961	$2,124

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of January 24, 2015, the total carrying amount of our investments in privately held companies was $857 million, compared with $899 million at July 26, 2014. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 24, 2015		July 26, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,038	$(41)	$2,635	$(3)
Sold	$563	$4	$896	$2
Option contracts:
Purchased	$671	$—	$494	$5
Sold	$554	$(48)	$466	$(2)
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
Approximately 65% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2015, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by $56 million, or approximately 0.6%, compared with the first six months of fiscal 2014. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $335 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of January 24, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Rockstar We and some of our service provider customers were subject to patent claims asserted in December 2013 in the Eastern District of Texas and the District of Delaware by subsidiaries of the Rockstar Consortium (“Rockstar”). Rockstar, whose members include Apple, Microsoft, LM Ericsson, Sony, and Blackberry, had purchased a portfolio of patents out of the Nortel Networks’ bankruptcy proceedings (the “Nortel Portfolio”). In connection with this matter, during the first quarter of fiscal 2015 we recorded a charge to product cost of sales of $188 million.
In December 2014, RPX Corporation (“RPX”) and Rockstar entered into an agreement, which closed on January 28, 2015, resulting in over 30 technology companies, including Cisco and the various service provider customers described above, obtaining a license to the patents owned by Rockstar. We paid approximately $300 million in connection with this transaction, with the payment recorded against the amount previously reserved and as an intangible asset to be amortized over its estimated useful life. In connection with the closing of the transaction, Rockstar dismissed all litigation it had brought against the participating companies.

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
The global macroeconomic environment has been challenging and inconsistent. Instability in the global credit markets, the impact of uncertainty regarding the U.S. federal budget including the effect of the sequestration beginning in 2013, global central bank monetary policy, the instability in the geopolitical environment in many parts of the world and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including the first half of fiscal 2015, and we expect that this weakness will continue for at least a few quarters.
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. At various times in the past including fiscal 2014 and the first quarter of fiscal 2015, we experienced significant weakness in sales to service providers, sometimes lasting over extended periods of time as market conditions have fluctuated. We expect that the weakness we experienced in fiscal 2014 and the first half of fiscal 2015 will continue for at least a few quarters. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Alcatel-Lucent; Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Aruba Networks, Inc.; Avaya Inc.; Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Lenovo Group Limited; Microsoft Corporation; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Ruckus Wireless, Inc.; Symantec Corporation; and VMware, Inc.; among others.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and the first half of fiscal 2015, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. We expect that the weakness we experienced in recent periods in several emerging countries will continue for at least a few quarters. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the sequestration beginning in 2013; global central bank monetary policy; issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES
Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition, including proposed "net neutrality" rules to the extent they impact decisions on investment in network infrastructure.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $335 million for the alleged evasion of import and other taxes, approximately $1.3 billion for interest, and approximately $1.5 billion for various penalties, all determined using an exchange rate as of January 24, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the second quarter of fiscal 2015, we have senior unsecured notes outstanding in an aggregate principal amount of $20.3 billion that mature at specific dates from calendar year 2015 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of January 24, 2015. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.35 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 26, 2014 to November 22, 2014	2	$26.63	2	$7,489
November 23, 2014 to December 20, 2014	14	$27.20	14	$7,116
December 21, 2014 to January 24, 2015	28	$27.91	28	$6,334
Total	44	$27.63	44
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 24, 2015, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. As of January 24, 2015, we had repurchased and retired 4.4 billion shares of our common stock at an average price of $20.73 per share for an aggregate purchase price of $90.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $6.3 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
10.1	Cisco Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 24, 2014)
10.2	Letter Agreement by and between Cisco Systems, Inc. and Kelly A. Kramer (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-18225) filed November 24, 2014)
10.3	Transition and Separation Agreement by and between Cisco Systems, Inc. and Frank A. Calderoni (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 000-18225) filed November 24, 2014)
10.4	Cisco Systems, Inc. 2005 Stock Incentive Plan including related form agreements
10.5	Cisco Systems, Inc. Deferred Compensation Plan, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 18, 2015	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
10.1	Cisco Systems, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 24, 2014)
10.2	Letter Agreement by and between Cisco Systems, Inc. and Kelly A. Kramer (incorporated by reference to Exhibit 10.2 of Form 8-K (File No. 000-18225) filed November 24, 2014)
10.3	Transition and Separation Agreement by and between Cisco Systems, Inc. and Frank A. Calderoni (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 000-18225) filed November 24, 2014)
10.4	Cisco Systems, Inc. 2005 Stock Incentive Plan including related form agreements
10.5	Cisco Systems, Inc. Deferred Compensation Plan, as amended
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document