Form 10-Q
period 2015-04-25
CISCO SYSTEMS, INC.
filed 2015-05-20
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 15, 2015: 5,085,888,730
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 25, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 25, 2015	July 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,870	$6,726
Investments	50,549	45,348
Accounts receivable, net of allowance for doubtful accounts of $290 at April 25, 2015 and $265 at July 26, 2014	4,889	5,157
Inventories	1,760	1,591
Financing receivables, net	4,248	4,153
Deferred tax assets	2,539	2,808
Other current assets	1,476	1,331
Total current assets	69,331	67,114
Property and equipment, net	3,276	3,252
Financing receivables, net	3,506	3,918
Goodwill	24,398	24,239
Purchased intangible assets, net	2,626	3,280
Other assets	3,075	3,331
TOTAL ASSETS	$106,212	$105,134
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,418	$508
Accounts payable	1,118	1,032
Income taxes payable	80	159
Accrued compensation	2,726	3,181
Deferred revenue	9,371	9,478
Other current liabilities	5,532	5,451
Total current liabilities	23,245	19,809
Long-term debt	16,586	20,401
Income taxes payable	1,294	1,851
Deferred revenue	4,810	4,664
Other long-term liabilities	1,444	1,748
Total liabilities	47,379	48,473
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,093 and 5,107 shares issued and outstanding at April 25, 2015 and July 26, 2014, respectively	43,133	41,884
Retained earnings	15,503	14,093
Accumulated other comprehensive income	187	677
Total Cisco shareholders’ equity	58,823	56,654
Noncontrolling interests	10	7
Total equity	58,833	56,661
TOTAL LIABILITIES AND EQUITY	$106,212	$105,134
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
REVENUE:
Product	$9,326	$8,820	$27,839	$26,640
Service	2,811	2,725	8,479	8,145
Total revenue	12,137	11,545	36,318	34,785
COST OF SALES:
Product	3,584	3,595	11,309	11,665
Service	1,028	944	3,061	2,756
Total cost of sales	4,612	4,539	14,370	14,421
GROSS MARGIN	7,525	7,006	21,948	20,364
OPERATING EXPENSES:
Research and development	1,547	1,565	4,659	4,701
Sales and marketing	2,449	2,342	7,272	7,030
General and administrative	510	460	1,504	1,426
Amortization of purchased intangible assets	70	71	213	207
Restructuring and other charges	24	26	411	336
Total operating expenses	4,600	4,464	14,059	13,700
OPERATING INCOME	2,925	2,542	7,889	6,664
Interest income	190	170	558	508
Interest expense	(139)	(146)	(417)	(422)
Other income (loss), net	59	76	238	187
Interest and other income (loss), net	110	100	379	273
INCOME BEFORE PROVISION FOR INCOME TAXES	3,035	2,642	8,268	6,937
Provision for income taxes	598	461	1,606	1,331
NET INCOME	$2,437	$2,181	$6,662	$5,606

Net income per share:
Basic	$0.48	$0.42	$1.30	$1.06
Diluted	$0.47	$0.42	$1.29	$1.06
Shares used in per-share calculation:
Basic	5,102	5,143	5,110	5,271
Diluted	5,148	5,180	5,154	5,311

Cash dividends declared per common share	$0.21	$0.19	$0.59	$0.53
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Net income	$2,437	$2,181	$6,662	$5,606
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(57) and $(34) for the three and nine months ended April 25, 2015, respectively, and $(8) and $(131) for the corresponding periods of fiscal 2014, respectively	72	(8)	80	209
Net gains reclassified into earnings, net of tax expense of $16 and $42 for the three and nine months ended April 25, 2015, respectively, and $26 and $88 for the corresponding periods of fiscal 2014, respectively	(28)	(43)	(78)	(146)
	44	(51)	2	63
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0 and $3 for the three and nine months ended April 25, 2015, respectively, and $(1) and $(2) for the corresponding periods of fiscal 2014, respectively	(32)	13	(160)	44
Net (gains) losses reclassified into earnings	64	(16)	94	(44)
	32	(3)	(66)	—
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $14 and $50 for the three and nine months ended April 25, 2015, respectively, and $(5) for each of the corresponding periods of fiscal 2014	(80)	42	(423)	27
Other comprehensive income (loss)	(4)	(12)	(487)	90
Comprehensive income	2,433	2,169	6,175	5,696
Comprehensive (income) loss attributable to noncontrolling interests	5	6	(3)	(1)
Comprehensive income attributable to Cisco Systems, Inc.	$2,438	$2,175	$6,172	$5,695
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 25, 2015	April 26, 2014
Cash flows from operating activities:
Net income	$6,662	$5,606
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,791	1,811
Share-based compensation expense	1,044	1,009
Provision for receivables	82	48
Deferred income taxes	438	(181)
Excess tax benefits from share-based compensation	(102)	(84)
(Gains) losses on investments and other, net	(231)	(228)
Change in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	97	1,064
Inventories	(235)	(50)
Financing receivables	36	332
Other assets	(341)	180
Accounts payable	101	(2)
Income taxes, net	(511)	(356)
Accrued compensation	(324)	(411)
Deferred revenue	217	(309)
Other liabilities	(310)	291
Net cash provided by operating activities	8,414	8,720
Cash flows from investing activities:
Purchases of investments	(30,617)	(27,884)
Proceeds from sales of investments	13,890	14,490
Proceeds from maturities of investments	11,632	12,048
Acquisition of businesses, net of cash and cash equivalents acquired	(238)	(2,784)
Purchases of investments in privately held companies	(155)	(315)
Return of investments in privately held companies	274	119
Acquisition of property and equipment	(907)	(950)
Proceeds from sales of property and equipment	8	168
Other	(115)	(30)
Net cash used in investing activities	(6,228)	(5,138)
Cash flows from financing activities:
Issuances of common stock	1,584	1,053
Repurchases of common stock—repurchase program	(3,325)	(7,965)
Shares repurchased for tax withholdings on vesting of restricted stock units	(415)	(345)
Short-term borrowings, original maturities less than 90 days, net	496	(2)
Issuances of debt	—	8,001
Repayments of debt	(507)	(3,274)
Excess tax benefits from share-based compensation	102	84
Dividends paid	(3,017)	(2,784)
Other	40	(34)
Net cash used in financing activities	(5,042)	(5,266)
Net decrease in cash and cash equivalents	(2,856)	(1,684)
Cash and cash equivalents, beginning of period	6,726	7,925
Cash and cash equivalents, end of period	$3,870	$6,241

Supplemental cash flow information:
Cash paid for interest	$646	$561
Cash paid for income taxes, net	$1,680	$1,868
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Nine Months Ended April 25, 2015	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			6,662		6,662		6,662
Other comprehensive income (loss)				(490)	(490)	3	(487)
Issuance of common stock	123	1,584			1,584		1,584
Repurchase of common stock	(120)	(994)	(2,235)		(3,229)		(3,229)
Shares repurchased for tax withholdings on vesting of restricted stock units	(17)	(415)			(415)		(415)
Cash dividends declared ($0.59 per common share)			(3,017)		(3,017)		(3,017)
Tax effects from employee stock incentive plans		27			27		27
Share-based compensation expense		1,044			1,044		1,044
Purchase acquisitions and other		3			3		3
BALANCE AT APRIL 25, 2015	5,093	$43,133	$15,503	$187	$58,823	$10	$58,833

Nine Months Ended April 26, 2014	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			5,606		5,606		5,606
Other comprehensive income (loss)				89	89	1	90
Issuance of common stock	100	1,053			1,053		1,053
Repurchase of common stock	(359)	(2,837)	(5,188)		(8,025)		(8,025)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(345)			(345)		(345)
Cash dividends declared ($0.53 per common share)			(2,784)		(2,784)		(2,784)
Tax effects from employee stock incentive plans		16			16		16
Share-based compensation expense		1,009			1,009		1,009
Purchase acquisitions and other		48			48		48
BALANCE AT APRIL 26, 2014	5,116	$41,241	$13,849	$697	$55,787	$9	$55,796

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 25, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,408	$22,318	$69,356	$91,674
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
The accompanying financial data as of April 25, 2015 and for the three and nine months ended April 25, 2015 and April 26, 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 26, 2014 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 26, 2014.
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
In the opinion of management, all adjustments (which include normal recurring adjustments, except as disclosed herein) necessary to present fairly the consolidated balance sheet as of April 25, 2015; the results of operations and statements of comprehensive income for the three and nine months ended April 25, 2015 and April 26, 2014; and the statements of cash flows and equity for the nine months ended April 25, 2015 and April 26, 2014, as applicable, have been made. The results of operations for the three and nine months ended April 25, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
In March 2013, the Financial Accounting Standards Board (FASB) issued an accounting standard update requiring an entity to release into net income the entire amount of a cumulative translation adjustment related to its investment in a foreign entity when as a parent it sells either a part or all of its investment in the foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within the foreign entity. This accounting standard update became effective for the Company beginning in the first quarter of fiscal 2015. The application of this accounting standard update did not have any impact to the Company's Consolidated Financial Statements.
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
In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

In April 2015, the FASB issued an accounting standard update requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017 on a retrospective basis, with early adoption permitted. The accounting standard update is a change in balance sheet presentation only and is not expected to have a material impact on the Company's Consolidated Financial Statements.

3.	Business Combinations
The Company completed four business combinations during the nine months ended April 25, 2015. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Metacloud, Inc.	$149	$(7)	$29	$127
All others (three in total)	93	(10)	46	57
Total	$242	$(17)	$75	$184
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
The total purchase consideration related to the Company’s business combinations completed during the nine months ended April 25, 2015 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $5 million. Total transaction costs related to the Company’s business combination activities were $5 million and $7 million for the nine months ended April 25, 2015 and April 26, 2014, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s business combinations completed during the nine months ended April 25, 2015 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each business combination from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 25, 2015 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 25, 2015 (in millions):

	Balance at July 26, 2014	Acquisitions	Other	Balance at April 25, 2015
Americas	$15,080	$99	$(13)	$15,166
EMEA	5,715	67	(7)	5,775
APJC	3,444	18	(5)	3,457
Total	$24,239	$184	$(25)	$24,398
The column entitled “Other” primarily includes purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through business combinations completed during the nine months ended April 25, 2015 (in millions, except years):

	FINITE LIVES				INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Metacloud, Inc.	3.0	$24	5.0	$3	$2	$29
All others (three in total)	4.7	31	8.1	11	4	46
Total		$55		$14	$6	$75
The following tables present details of the Company’s purchased intangible assets (in millions):

April 25, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,456	$(1,742)	$1,714
Customer relationships	1,709	(915)	794
Other	51	(22)	29
Total purchased intangible assets with finite lives	5,216	(2,679)	2,537
In-process research and development, with indefinite lives	89	—	89
Total	$5,305	$(2,679)	$2,626

July 26, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,100	$(1,976)	$2,124
Customer relationships	1,706	(720)	986
Other	51	(13)	38
Total purchased intangible assets with finite lives	5,857	(2,709)	3,148
In-process research and development, with indefinite lives	132	—	132
Total	$5,989	$(2,709)	$3,280
Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Amortization of purchased intangible assets:
Cost of sales	$187	$190	$618	$553
Operating expenses	70	71	213	207
Total	$257	$261	$831	$760
Amortization of purchased intangible assets for the three and nine months ended April 25, 2015 included impairment charges of approximately $1 million and $57 million, respectively. The impairment was primarily due to reductions in expected future cash flows related to certain of the Company's technology intangible assets and was recorded as amortization of purchased intangible assets. There were no impairment charges related to purchased intangible assets during the three and nine months ended April 26, 2014.
The estimated future amortization expense of purchased intangible assets with finite lives as of April 25, 2015 is as follows (in millions):

Fiscal Year	Amount
2015 (remaining three months)	$223
2016	763
2017	590
2018	448
2019	345
Thereafter	168
Total	$2,537

5.	Restructuring and Other Charges
Fiscal 2015 Plan
In connection with a restructuring action announced in August 2014 ("Fiscal 2015 Plan"), the Company incurred charges of $24 million and $411 million for the three and nine months ended April 25, 2015, respectively. The Company estimates that it will recognize aggregate pre-tax charges pursuant to the restructuring action in an amount not expected to exceed $600 million, consisting of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based and the Company expects the remaining amount to be recognized during the remainder of fiscal 2015.
Fiscal 2014 Plan
In connection with a restructuring action announced in August 2013 ("Fiscal 2014 Plan"), the Company incurred cumulative charges of approximately $418 million, of which $26 million and $336 million were incurred during the three and nine months ended April 26, 2014, respectively. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges as discussed above (in millions):

	Fiscal 2014 and Prior Plans		Fiscal 2015 Plan
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 26, 2014	$40	$29	$—	$—	$69
Gross charges in fiscal 2015	—	—	405	6	411
Cash payments	(26)	(10)	(381)	(3)	(420)
Non-cash items	—	—	(2)	4	2
Liability as of April 25, 2015	$14	$19	$22	$7	$62

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 25, 2015	July 26, 2014
Inventories:
Raw materials	$264	$77
Work in process	2	5
Finished goods:
Distributor inventory and deferred cost of sales	635	595
Manufactured finished goods	547	606
Total finished goods	1,182	1,201
Service-related spares	268	273
Demonstration systems	44	35
Total	$1,760	$1,591

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,465	$4,468
Computer equipment and related software	1,344	1,425
Production, engineering, and other equipment	5,795	5,756
Operating lease assets	359	362
Furniture and fixtures	498	509
Total gross property and equipment	12,461	12,520
Less: accumulated depreciation and amortization	(9,185)	(9,268)
Total	$3,276	$3,252

Other assets:
Deferred tax assets	$1,437	$1,700
Investments in privately held companies	873	899
Other	765	732
Total	$3,075	$3,331

Deferred revenue:
Service	$9,236	$9,640
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,258	3,924
Cash receipts related to unrecognized revenue from two-tier distributors	687	578
Total product deferred revenue	4,945	4,502
Total	$14,181	$14,142
Reported as:
Current	$9,371	$9,478
Noncurrent	4,810	4,664
Total	$14,181	$14,142

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
A summary of the Company's financing receivables is presented as follows (in millions):

April 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,276	$1,720	$3,081	$8,077
Residual value	226	—	—	226
Unearned income	(190)	—	—	(190)
Allowance for credit loss	(242)	(80)	(37)	(359)
Total, net	$3,070	$1,640	$3,044	$7,754
Reported as:
Current	$1,424	$820	$2,004	$4,248
Noncurrent	1,646	820	1,040	3,506
Total, net	$3,070	$1,640	$3,044	$7,754

July 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,532	$1,683	$3,210	$8,425
Residual value	233	—	—	233
Unearned income	(238)	—	—	(238)
Allowance for credit loss	(233)	(98)	(18)	(349)
Total, net	$3,294	$1,585	$3,192	$8,071
Reported as:
Current	$1,476	$728	$1,949	$4,153
Noncurrent	1,818	857	1,243	3,918
Total, net	$3,294	$1,585	$3,192	$8,071
As of April 25, 2015 and July 26, 2014, the deferred service revenue related to "Financed Service Contracts and Other" was $1,520 million and $1,843 million, respectively.
Future minimum lease payments at April 25, 2015 are summarized as follows (in millions):

Fiscal Year	Amount
2015 (remaining three months)	$498
2016	1,349
2017	857
2018	406
2019	146
Thereafter	20
Total	$3,276
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables less unearned income categorized by the Company’s internal credit risk rating as of April 25, 2015 and July 26, 2014 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 25, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,590	$1,371	$125	$3,086
Loan receivables	755	816	149	1,720
Financed service contracts and other	1,650	1,371	60	3,081
Total	$3,995	$3,558	$334	$7,887

	INTERNAL CREDIT RISK RATING
July 26, 2014	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,615	$1,538	$141	$3,294
Loan receivables	953	593	137	1,683
Financed service contracts and other	1,744	1,367	99	3,210
Total	$4,312	$3,498	$377	$8,187
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of April 25, 2015 and July 26, 2014 were $1,900 million and $2,220 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,113 million and $8,420 million as of their respective period ends.
The following tables present the aging analysis of gross receivables less unearned income as of April 25, 2015 and July 26, 2014 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 25, 2015	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$102	$48	$138	$288	$2,798	$3,086	$38	$38
Loan receivables	12	15	56	83	1,637	1,720	29	29
Financed service contracts and other	99	88	309	496	2,585	3,081	32	12
Total	$213	$151	$503	$867	$7,020	$7,887	$99	$79

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2014	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$63	$46	$202	$311	$2,983	$3,294	$48	$41
Loan receivables	3	21	27	51	1,632	1,683	19	19
Financed service contracts and other	268	230	220	718	2,492	3,210	12	9
Total	$334	$297	$449	$1,080	$7,107	$8,187	$79	$69
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $361 million and $334 million as of April 25, 2015 and July 26, 2014, respectively.
As of April 25, 2015, the Company had financing receivables of $75 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status. Such balance was $78 million as of July 26, 2014. A financing receivable may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three Months Ended April 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 24, 2015	$250	$85	$40	$375
Provisions	(4)	(5)	(2)	(11)
Recoveries (write-offs), net	(1)	—	—	(1)
Foreign exchange and other	(3)	—	(1)	(4)
Allowance for credit loss as of April 25, 2015	$242	$80	$37	$359
Financing receivables as of April 25, 2015 (1)	$3,312	$1,720	$3,081	$8,113

	CREDIT LOSS ALLOWANCES
Nine Months Ended April 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	25	(15)	21	31
Recoveries (write-offs), net	(6)	1	—	(5)
Foreign exchange and other	(10)	(4)	(2)	(16)
Allowance for credit loss as of April 25, 2015	$242	$80	$37	$359

	CREDIT LOSS ALLOWANCES
Three Months Ended April 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 25, 2014	$254	$98	$22	$374
Provisions	(6)	(10)	(2)	(18)
Recoveries (write-offs), net	(1)	4	(1)	2
Foreign exchange and other	2	—	—	2
Allowance for credit loss as of April 26, 2014	$249	$92	$19	$360
Financing receivables as of April 26, 2014 (1)	$3,537	$1,621	$2,810	$7,968

	CREDIT LOSS ALLOWANCES
Nine Months Ended April 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	9	5	—	14
Recoveries (write-offs), net	—	4	(1)	3
Foreign exchange and other	2	(3)	—	(1)
Allowance for credit loss as of April 26, 2014	$249	$92	$19	$360
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 25, 2015 and July 26, 2014, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	April 25, 2015	July 26, 2014
Operating lease assets	$359	$362
Accumulated depreciation	(195)	(202)
Operating lease assets, net	$164	$160
Minimum future rentals on noncancelable operating leases at April 25, 2015 were approximately $0.1 billion for the remaining three months of fiscal 2015, $0.2 billion for fiscal 2016, and less than $0.1 billion per year for each of fiscal 2017 through fiscal 2019.

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

April 25, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$29,364	$59	$(1)	$29,422
U.S. government agency securities	3,257	6	(1)	3,262
Non-U.S. government and agency securities	1,184	2	—	1,186
Corporate debt securities	13,321	86	(13)	13,394
U.S. agency mortgage-backed securities	1,346	16	—	1,362
Total fixed income securities	48,472	169	(15)	48,626
Publicly traded equity securities	1,328	598	(3)	1,923
Total	$49,800	$767	$(18)	$50,549

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$31,717	$29	$(12)	$31,734
U.S. government agency securities	1,062	1	—	1,063
Non-U.S. government and agency securities	860	2	(1)	861
Corporate debt securities	9,092	74	(7)	9,159
U.S. agency mortgage-backed securities	574	5	—	579
Total fixed income securities	43,305	111	(20)	43,396
Publicly traded equity securities	1,314	648	(10)	1,952
Total	$44,619	$759	$(30)	$45,348
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Gross realized gains	$55	$75	$168	$267
Gross realized losses	(11)	(6)	(48)	(33)
Total	$44	$69	$120	$234
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Net gains on investments in publicly traded equity securities	$38	$55	$94	$199
Net gains on investments in fixed income securities	6	14	26	35
Total	$44	$69	$120	$234
There were no impairment charges on available-for-sale investments for the nine months ended April 25, 2015. For the three months ended April 26, 2014, there were no impairment charges on available-for-sale investments. For the nine months ended April 26, 2014, the Company had impairment charges of $11 million for publicly traded equity securities, which were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 25, 2015 and July 26, 2014 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 25, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$4,096	$(1)	$—	$—	$4,096	$(1)
U.S. government agency securities	702	(1)	—	—	702	(1)
Corporate debt securities	3,587	(12)	157	(1)	3,744	(13)
Total fixed income securities	8,385	(14)	157	(1)	8,542	(15)
Publicly traded equity securities	42	(3)	1	—	43	(3)
Total	$8,427	$(17)	$158	$(1)	$8,585	$(18)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,676	$(12)	$45	$—	$7,721	$(12)
Non-U.S. government and agency securities	361	(1)	22	—	383	(1)
Corporate debt securities	1,875	(3)	491	(4)	2,366	(7)
Total fixed income securities	9,912	(16)	558	(4)	10,470	(20)
Publicly traded equity securities	132	(10)	—	—	132	(10)
Total	$10,044	$(26)	$558	$(4)	$10,602	$(30)
As of April 25, 2015, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 25, 2015, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended April 25, 2015.
The Company has evaluated its publicly traded equity securities as of April 25, 2015 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at April 25, 2015 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,322	$16,332
Due in 1 to 2 years	14,969	15,006
Due in 2 to 5 years	15,610	15,697
Due after 5 years	1,571	1,591
Total	$48,472	$48,626

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 25, 2015 and April 26, 2014 was $0.5 billion and $1.4 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 25, 2015 and July 26, 2014, the Company had no outstanding securities lending transactions.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of April 25, 2015 and July 26, 2014, the amounts are summarized in the following table (in millions):

	April 25, 2015	July 26, 2014
Equity method investments	$561	$630
Cost method investments	312	269
Total	$873	$899
Variable Interest Entities
VCE Joint Venture VCE is a joint venture formed in fiscal 2010 between the Company and EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Capital Corporation ("Intel"). In October 2014, the Company, EMC, VMware, and Intel agreed to restructure VCE, and this transaction was completed in the second quarter of fiscal 2015. Prior to the restructuring, the Company’s cumulative gross investment in VCE was approximately $716 million inclusive of convertible notes and accrued interest on convertible notes. The Company recorded cumulative losses from VCE under the equity method of $691 million since inception. The Company ceased accounting for the VCE investment under the equity method in October 2014 and recorded no losses during the three months ended April 25, 2015, compared with losses of $52 million recorded for the three months ended April 26, 2014, and losses of $47 million and $163 million were recorded for the nine months ended April 25, 2015 and April 26, 2014, respectively. Under the terms of the restructuring, VCE paid $152 million to the Company for a portion of the outstanding principal balance of the convertible notes held by it and accrued interest on such notes, and the remaining principal balance of other such notes, and the accrued interest thereon, was cancelled. Pursuant to the restructuring, VCE also redeemed a portion of the Company’s equity interest in VCE, reducing the Company’s ownership interest in VCE from 35% prior to the restructuring to 10%.  In connection with this transaction, the Company has written this investment down to a book value of zero and has recognized a gain of $126 million for the nine months ended April 25, 2015.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of April 25, 2015 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of April 25, 2015 and July 26, 2014 were as follows (in millions):

	APRIL 25, 2015 FAIR VALUE MEASUREMENTS				JULY 26, 2014 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$2,307	$—	$—	$2,307	$4,935	$—	$—	$4,935
Corporate debt securities	—	1	—	1	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	29,422	—	29,422	—	31,734	—	31,734
U.S. government agency securities	—	3,262	—	3,262	—	1,063	—	1,063
Non-U.S. government and agency securities	—	1,186	—	1,186	—	861	—	861
Corporate debt securities	—	13,394	—	13,394	—	9,159	—	9,159
U.S. agency mortgage-backed securities	—	1,362	—	1,362	—	579	—	579
Publicly traded equity securities	1,923	—	—	1,923	1,952	—	—	1,952
Derivative assets	—	275	1	276	—	158	2	160
Total	$4,230	$48,902	$1	$53,133	$6,887	$43,554	$2	$50,443
Liabilities:
Derivative liabilities	$—	$131	$—	$131	$—	$67	$—	$67
Total	$—	$131	$—	$131	$—	$67	$—	$67
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company's assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	LOSSES FOR THE THREE MONTHS ENDED		LOSSES FOR THE NINE MONTHS ENDED
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Investments in privately held companies (impaired)	$(17)	$—	$(20)	$(10)
Purchased intangible assets (impaired)	(1)	—	(57)	—
Property held for sale—land and buildings	(5)	—	(5)	—
Total	$(23)	$—	$(82)	$(10)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $4 million as of April 25, 2015.
The fair value for purchased intangibles for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was zero as of April 25, 2015.
The fair value of property held for sale was measured with the assistance of third-party valuation models which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses. The remaining carrying value of property held for sale was $11 million as of April 25, 2015.

(d)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $312 million and $269 million as of April 25, 2015 and July 26, 2014, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of April 25, 2015 and July 26, 2014 was $1.9 billion and $2.1 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 25, 2015, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of April 25, 2015, the fair value of the Company’s senior notes and other long-term debt was $22.2 billion with a carrying amount of $20.5 billion. This compares to a fair value of $22.4 billion and a carrying amount of $20.9 billion as of July 26, 2014. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 25, 2015		July 26, 2014
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$3,914	2.47%	$500	3.11%
Commercial paper	500	0.16%	—	—
Other short-term debt	4	2.62%	8	2.67%
Total	$4,418		$508
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
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The outstanding commercial paper notes as of April 25, 2015 had original maturity dates of three months or less.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		April 25, 2015		July 26, 2014
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$850	0.41%	$850	0.35%
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	0.61%	1,000	0.56%
Three-month LIBOR plus 0.50%	March 1, 2019	500	0.82%	500	0.78%
Fixed-rate notes:
2.90%	November 17, 2014	—	—	500	3.11%
5.50%	February 22, 2016	3,000	3.06%	3,000	3.04%
1.10%	March 3, 2017	2,400	0.58%	2,400	0.56%
3.15%	March 14, 2017	750	0.83%	750	0.79%
4.95%	February 15, 2019	2,000	4.69%	2,000	4.69%
2.125%	March 1, 2019	1,750	0.79%	1,750	0.77%
4.45%	January 15, 2020	2,500	3.00%	2,500	2.98%
2.90%	March 4, 2021	500	0.95%	500	0.93%
3.625%	March 4, 2024	1,000	1.07%	1,000	1.05%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Other long-term debt		1	2.08%	4	2.39%
Total		20,251		20,754
Unaccreted discount		(59)		(63)
Hedge accounting fair value adjustments		308		210
Total		$20,500		$20,901

Reported as:
Current portion of long-term debt		$3,914		$500
Long-term debt		16,586		20,401
Total		$20,500		$20,901
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 25, 2015, the Company was in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 25, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2015 (remaining three months)	$—
2016	3,850
2017	4,151
2018	—
2019	4,250
Thereafter	8,000
Total	$20,251

(c)	Credit Facility
On May 15, 2015, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR or a comparable or successor rate which rate is approved by the Administrative Agent (“Eurocurrency Rate”) for an interest period of one-month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement.
The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. The Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
This credit facility replaces the Company’s prior credit facility that was entered into on February 17, 2012, which was terminated in connection with its entering into the new credit facility.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 25, 2015	July 26, 2014	Balance Sheet Line Item	April 25, 2015	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$1	$7	Other current liabilities	$48	$6
Interest rate derivatives	Other assets	270	148	Other long-term liabilities	—	3
Equity derivatives	Other current assets	—	—	Other current liabilities	76	56
Total		271	155		124	65
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	4	3	Other current liabilities	7	2
Equity derivatives	Other assets	1	2	Other long-term liabilities	—	—
Total		5	5		7	2
Total		$276	$160		$131	$67

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	April 25, 2015	April 26, 2014	Line Item in Statements of Operations	April 25, 2015	April 26, 2014
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(32)	$13	Operating expenses	$(50)	$13
			Cost of sales—service	(14)	3
Total	$(32)	$13		$(64)	$16

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$2	$(10)	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
	April 25, 2015	April 26, 2014	Line Item in Statements of Operations	April 25, 2015	April 26, 2014
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(163)	$47	Operating expenses	$(74)	$36
			Cost of sales—service	(20)	8
Total	$(163)	$47		$(94)	$44

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$46	$(13)	Other income (loss), net	$—	$—
As of April 25, 2015, the Company estimates that approximately $69 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Equity derivatives	Other income (loss), net	$(8)	$(8)	$8	$8
Interest rate derivatives	Interest expense	(9)	8	9	(8)
Total		$(17)	$—	$17	$—

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Equity derivatives	Other income (loss), net	$(20)	$(55)	$20	$55
Interest rate derivatives	Interest expense	122	(27)	(125)	26
Total		$102	$(82)	$(105)	$81
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Foreign currency derivatives	Other income (loss), net	$(56)	$36	$(165)	$16
Total return swaps—deferred compensation	Operating expenses	23	4	23	33
Equity derivatives	Other income (loss), net	6	9	10	33
Total		$(27)	$49	$(132)	$82
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 25, 2015	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$654	$1,618
Interest rate derivatives	10,400	10,400
Net investment hedging instruments	188	345
Equity derivatives	238	238
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,187	2,528
Total return swaps—deferred compensation	473	428
Total	$14,140	$15,557

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
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

	April 25, 2015
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$276	$—	$276	$(59)	$(159)	$58
Derivatives liabilities	$131	$—	$131	$(59)	$—	$72

	July 26, 2014
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$160	$—	$160	$(39)	$(60)	$61
Derivatives liabilities	$67	$—	$67	$(39)	$(1)	$27

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 25, 2015 and July 26, 2014, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

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
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. No such derivatives were in a net liability position as of April 25, 2015. The fair market value of such derivatives was $3 million as of July 26, 2014.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Norway, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 25, 2015 are as follows (in millions):

Fiscal Year	Amount
2015 (remaining three months)	$97
2016	304
2017	210
2018	153
2019	85
Thereafter	228
Total	$1,077

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that allow them to either procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 25, 2015 and July 26, 2014, the Company had total purchase commitments for inventory of $4,495 million and $4,169 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 25, 2015 and July 26, 2014, the liability for these purchase commitments was $153 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Compensation expense related to acquisitions	$72	$95	$264	$505
As of April 25, 2015, the Company estimated that future cash compensation expense of up to $366 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc., as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $51 million and $52 million during the three months ended April 25, 2015 and April 26, 2014, respectively, and $155 million and $363 million during the nine months ended April 25, 2015 and April 26, 2014, respectively, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $843 million (which includes the $571 million that has been expensed to date), net of forfeitures. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $247 million and $255 million as of April 25, 2015 and July 26, 2014, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 25, 2015	April 26, 2014
Balance at beginning of period	$446	$402
Provision for warranties issued	517	532
Payments	(512)	(504)
Balance at end of period	$451	$430
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.3 billion and $5.8 billion for the three months ended April 25, 2015 and April 26, 2014, respectively. The volume of channel partner financing was $19.0 billion and $17.9 billion for the nine months ended April 25, 2015 and April 26, 2014, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each April 25, 2015 and July 26, 2014.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $22 million and $44 million for the three months ended April 25, 2015 and April 26, 2014, respectively, and was $87 million and $89 million for the nine months ended April 25, 2015 and April 26, 2014, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 25, 2015 and July 26, 2014, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 25, 2015	July 26, 2014
Maximum potential future payments relating to financing guarantees:
Channel partner	$299	$263
End user	138	202
Total	$437	$465
Deferred revenue associated with financing guarantees:
Channel partner	$(122)	$(127)
End user	(113)	(166)
Total	$(235)	$(293)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$202	$172
Other Guarantees The Company’s other guarantee arrangements as of April 25, 2015 and July 26, 2014 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components are widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products are beyond the Company's warranty terms, the Company is proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarter of fiscal 2015, an adjustment of $164 million was recorded, which was a reduction to the liability to reflect net lower than estimated future costs to remediate the impacted customer products. The supplier component remediation liability as of April 25, 2015 and July 26, 2014 was $426 million and $670 million, respectively.

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
The Company has an obligation to indemnify certain expenses pursuant to such an agreement in, among other cases, a case involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) in the U.S. District Court for the District of Kansas filed on December 19, 2011 (including one case that was later transferred to the District of Delaware). Sprint alleges that the service providers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint is seeking monetary damages. Trial dates have been set for the first half of calendar year 2016 in the case proceeding in the District of Kansas. The trial in Delaware is scheduled for February 2017. The parties conducted mediations, and the Company participated through a mediation involving a service provider customer. Those particular mediations did not resolve the parties’ disputes, but the parties plan to engage in additional dispute resolution efforts, including participation by the Company. The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims and/or that the patents are invalid. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company, in accordance with its agreement, may have an obligation

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $291 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.3 billion for various penalties, all determined using an exchange rate as of April 25, 2015. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
During the nine months ended April 25, 2015, the Company declared and paid cash dividends of $0.59 per common share, or $3.0 billion, on the Company’s outstanding common stock. During the nine months ended April 26, 2014, the Company declared and paid cash dividends of $0.53 per common share, or $2.8 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 25, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $5.3 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 26, 2014	4,288	$20.63	$88,445
Repurchase of common stock under the stock repurchase program (1)	120	26.81	3,229
Cumulative balance at April 25, 2015	4,408	$20.80	$91,674
(1) Includes stock repurchases of $30 million, which were pending settlement as of April 25, 2015. There were $126 million of stock repurchases that were pending settlement as of July 26, 2014.
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
For the nine months ended April 25, 2015 and April 26, 2014, the Company repurchased approximately 17 million and 14 million shares, or $415 million and $345 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of April 25, 2015, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of April 25, 2015, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of April 25, 2015. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods.  Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020.  The Company issued 14 million shares under the Purchase Plan during each of the nine months ended April 25, 2015 and April 26, 2014. As of April 25, 2015, 161 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Cost of sales—product	$12	$12	$34	$34
Cost of sales—service	44	39	115	112
Share-based compensation expense in cost of sales	56	51	149	146
Research and development	114	106	338	306
Sales and marketing	147	144	408	408
General and administrative	50	52	151	153
Restructuring and other charges	—	—	(2)	(4)
Share-based compensation expense in operating expenses	311	302	895	863
Total share-based compensation expense	$367	$353	$1,044	$1,009
Income tax benefit for share-based compensation	$88	$86	$267	$246
As of April 25, 2015, the total compensation cost related to unvested share-based awards not yet recognized was $2.4 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 27, 2013	228
Restricted stock, stock units, and other share-based awards granted	(98)
Share-based awards canceled/forfeited/expired	36
Additional shares reserved	135
Shares withheld for taxes and not issued	6
Other	3
BALANCE AT JULY 26, 2014	310
Restricted stock, stock units, and other share-based awards granted	(79)
Share-based awards canceled/forfeited/expired	33
Shares withheld for taxes and not issued	23
Other	(2)
BALANCE AT APRIL 25, 2015	285
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregated Fair Market Value
UNVESTED BALANCE AT JULY 27, 2013	143	$18.80
Granted and assumed	72	20.85
Vested	(53)	19.55	$1,229
Canceled/forfeited	(13)	18.61
UNVESTED BALANCE AT JULY 26, 2014	149	19.54
Granted and assumed	52	24.68
Vested	(46)	19.57	$1,191
Canceled/forfeited	(14)	19.91
UNVESTED BALANCE AT APRIL 25, 2015	141	$21.40

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 27, 2013	276	$24.44
Assumed from acquisitions	6	3.60
Exercised	(78)	18.30
Canceled/forfeited/expired	(17)	27.53
BALANCE AT JULY 26, 2014	187	26.03
Assumed from acquisitions	1	2.72
Exercised	(64)	21.05
Canceled/forfeited/expired	(12)	29.55
BALANCE AT APRIL 25, 2015	112	$28.26

The following table summarizes significant ranges of outstanding and exercisable stock options as of April 25, 2015 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	5	4.6	$6.46	$116	4	$8.51	$69
$ 20.01 – 25.00	24	0.6	22.99	140	24	22.99	140
$ 25.01 – 30.00	15	1.3	26.79	33	15	26.79	33
$ 30.01 – 35.00	68	1.3	32.16	—	68	32.16	—
Total	112	1.3	$28.26	$289	111	$28.68	$242
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $28.82 as of April 24, 2015, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 25, 2015 was 41 million. As of July 26, 2014, 183 million outstanding stock options were exercisable, and the weighted-average exercise price was $26.50.

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

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Number of shares granted (in millions)	33	6	1	2
Grant date fair value per share	$25.31	$19.95	$25.87	$19.85
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	3.1%	3.0%	3.5%
Range of risk-free interest rates	0.0% – 1.4%	0.0% – 1.7%	0.0% – 1.4%	0.1% – 1.7%
Range of expected volatilities for index	N/A	N/A	N/A	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Nine Months Ended	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Number of shares granted (in millions)	44	53	8	6
Grant date fair value per share	$24.83	$20.50	$23.97	$21.73
Weighted-average assumptions/inputs:
Expected dividend yield	2.9%	3.1%	3.0%	2.7%
Range of risk-free interest rates	0.0% – 1.8%	0.0% – 1.7%	0.0% – 1.8%	0.0% – 1.7%
Range of expected volatilities for index	N/A	N/A	14.4% – 70.0%	17.4% – 70.5%
The PRSUs granted during the periods presented are contingent on the achievement of the Company’s financial performance metrics, its comparative market-based returns, or the achievement of financial and non-financial operating goals. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns and 0% to 100% of the target shares granted contingent on the achievement of non-financial operating goals.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Comprehensive Income

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the nine months ended April 25, 2015 and April 26, 2014 are summarized as follows (in millions):

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	111	(163)	(473)	(525)
(Gains) losses reclassified out of AOCI	(120)	94	—	(26)
Tax benefit (expense)	8	3	50	61
BALANCE AT APRIL 25, 2015	$423	$(78)	$(158)	$187

	Net Unrealized Gains on Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income
BALANCE AT JULY 27, 2013	$379	$8	$221	$608
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	339	46	32	417
(Gains) losses reclassified out of AOCI	(234)	(44)	—	(278)
Tax benefit (expense)	(43)	(2)	(5)	(50)
BALANCE AT APRIL 26, 2014	$441	$8	$248	$697

The net gains (losses) reclassified out of other comprehensive income into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments:
	$44	$69	$120	$234	Other income (loss), net

Net unrealized gains and (losses) on cash flow hedging instruments:
Foreign currency derivatives	(50)	13	(74)	36	Operating expenses
Foreign currency derivatives	(14)	3	(20)	8	Cost of sales—service
	(64)	16	(94)	44

Total amounts reclassified out of AOCI	$(20)	$85	$26	$278

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Income before provision for income taxes	$3,035	$2,642	$8,268	$6,937
Provision for income taxes	$598	$461	$1,606	$1,331
Effective tax rate	19.7%	17.4%	19.4%	19.2%

During the nine months ended April 25, 2015, the Tax Increase Prevention Act of 2014 reinstated the U.S. federal R&D tax credit for calendar year 2014 R&D expenses.  As a result, the effective tax rate for the nine months ended April 25, 2015 reflected tax benefits related to fiscal 2015 R&D expenses and a tax benefit of $91 million related to fiscal 2014 R&D expenses.
As of April 25, 2015, the Company had $2.0 billion of unrecognized tax benefits, of which $1.8 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. Accordingly, the Company estimates that it is reasonably possible that the unrecognized tax benefits at April 25, 2015 could be reduced in the next 12 months by approximately $900 million, a portion of which could increase earnings.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three and nine months ended April 25, 2015 and April 26, 2014, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Revenue:
Americas	$7,252	$6,689	$21,854	$20,465
EMEA	3,119	3,068	9,212	8,897
APJC	1,766	1,788	5,252	5,423
Total	$12,137	$11,545	$36,318	$34,785
Gross margin:
Americas	$4,560	$4,196	$13,776	$12,823
EMEA	1,949	1,967	5,774	5,725
APJC	1,080	1,076	3,157	3,148
Segment total	7,589	7,239	22,707	21,696
Unallocated corporate items	(64)	(233)	(759)	(1,332)
Total	$7,525	$7,006	$21,948	$20,364
Revenue in the United States was $6.4 billion and $5.9 billion for the three months ended April 25, 2015 and April 26, 2014, respectively, and was $19.1 billion and $17.9 billion for the nine months ended April 25, 2015 and April 26, 2014, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Revenue:
Switching	$3,560	$3,368	$11,022	$10,366
NGN Routing	1,999	1,925	5,712	5,681
Collaboration	973	909	2,912	2,859
Service Provider Video	914	961	2,561	2,905
Data Center	801	662	2,340	1,868
Wireless	611	560	1,827	1,624
Security	412	361	1,283	1,119
Other	56	74	182	218
Product	9,326	8,820	27,839	26,640
Service	2,811	2,725	8,479	8,145
Total	$12,137	$11,545	$36,318	$34,785
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of April 25, 2015 and July 26, 2014 were attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $51.8 billion and $47.4 billion as of April 25, 2015 and July 26, 2014, respectively, and the remaining $2.6 billion and $4.7 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 25, 2015	July 26, 2014
Property and equipment, net:
United States	$2,709	$2,697
International	567	555
Total	$3,276	$3,252

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Net income	$2,437	$2,181	$6,662	$5,606
Weighted-average shares—basic	5,102	5,143	5,110	5,271
Effect of dilutive potential common shares	46	37	44	40
Weighted-average shares—diluted	5,148	5,180	5,154	5,311
Net income per share—basic	$0.48	$0.42	$1.30	$1.06
Net income per share—diluted	$0.47	$0.42	$1.29	$1.06
Antidilutive employee share-based awards, excluded	75	240	156	331
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

A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance		April 25, 2015	April 26, 2014	Variance
Revenue	$12,137	$11,545	5.1%		$36,318	$34,785	4.4%
Gross margin percentage	62.0%	60.7%	1.3	pts	60.4%	58.5%	1.9	pts
Research and development	$1,547	$1,565	(1.2)%		$4,659	$4,701	(0.9)%
Sales and marketing	$2,449	$2,342	4.6%		$7,272	$7,030	3.4%
General and administrative	$510	$460	10.9%		$1,504	$1,426	5.5%
Total R&D, sales and marketing, general and administrative	$4,506	$4,367	3.2%		$13,435	$13,157	2.1%
Total as a percentage of revenue	37.1%	37.8%	(0.7)	pts	37.0%	37.8%	(0.8)	pts
Amortization of purchased intangible assets included in operating expenses	$70	$71	(1.4)%		$213	$207	2.9%
Restructuring and other charges	$24	$26	(7.7)%		$411	$336	22.3%
Operating income as a percentage of revenue	24.1%	22.0%	2.1	pts	21.7%	19.2%	2.5	pts
Income tax percentage	19.7%	17.4%	2.3	pts	19.4%	19.2%	0.2	pts
Net income	$2,437	$2,181	11.7%		$6,662	$5,606	18.8%
Net income as a percentage of revenue	20.1%	18.9%	1.2	pts	18.3%	16.1%	2.2	pts
Earnings per share—diluted	$0.47	$0.42	11.9%		$1.29	$1.06	21.7%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
In the third quarter of fiscal 2015, revenue increased by 5% as compared with the third quarter of fiscal 2014. Within the total revenue change, product revenue increased 6% while service revenue increased 3%. Total gross margin increased by 1.3 percentage points, as we experienced stable gross margins and a favorable impact from the supplier component remediation adjustment of $164 million, or 1.4 percentage points. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.7 percentage points. Operating income as a percentage of revenue increased by 2.1 percentage points. Diluted earnings per share increased by 12% from the prior year, driven by a 12% increase in net income.
In the third quarter of fiscal 2015, total revenue increased by $0.6 billion as compared with the third quarter of fiscal 2014. Revenue for the Americas increased by $0.6 billion, driven in large part by higher product revenue in the United States. EMEA revenue increased by $0.1 billion, led by higher product revenue in the United Kingdom. Revenue in our APJC segment decreased slightly, led by a product revenue decline in China. We experienced decreased product revenue in the emerging countries of China, Brazil and Russia and increased revenue in Mexico and India, as the “BRICM” countries experienced, in the aggregate, product revenue decline of 6%. We believe that the product revenue declines we experienced in various emerging countries reflected the impact of economic and geopolitical challenges in these countries.
From a customer market standpoint, in the third quarter of fiscal 2015 we experienced solid product revenue growth in the commercial and enterprise markets, while the public sector and service provider markets were relatively flat.
From a product category perspective, the product revenue increase of 6% year-over-year was driven by product revenue growth in our core Switching and NGN Routing products which grew 6% and 4%, respectively. We also experienced 21% revenue growth from Data Center products due to continued strong customer demand. Our other major product categories experienced revenue changes ranging from a 14% increase in Security to a 5% decrease in Service Provider Video. Service revenue increased by 3% year over year.
In summary, during the third quarter of fiscal 2015, we achieved solid and profitable revenue growth despite encountering similar challenges that we have experienced in recent quarters in service provider and certain emerging countries. While we expect that these challenges may continue for a few more quarters, we believe we are well positioned for an upturn in these areas.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Diluted earnings per share increased by 22% from the prior year, a result of both a 19% increase in net income and a decrease in diluted share count by 157 million shares. Revenue increased 4%, with product revenue increasing 5% and service revenue increasing 4%. Total gross margin increased by 1.9 percentage points driven in part by the $655 million (or 1.9 percentage points) supplier component remediation charge recorded in the second quarter of fiscal 2014. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 0.8 percentage points, driven by higher compensation expense recorded in the first nine months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme. Operating income as a percentage of revenue increased by 2.5 percentage points.

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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2015 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	April 25, 2015	July 26, 2014
Cash and cash equivalents and investments	$54,419	$52,074
Deferred revenue	$14,181	$14,142
DSO	37 days	38 days
Inventories	$1,760	$1,591
Annualized inventory turns	10.1	12.7

	Nine Months Ended
	April 25, 2015	April 26, 2014
Cash provided by operating activities	$8,414	$8,720
Repurchases of common stock—stock repurchase program	$3,229	$8,025
Dividends	$3,017	$2,784

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first nine months of fiscal 2015, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $4.9 billion and $4.5 billion as of April 25, 2015 and July 26, 2014, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance. Our deferred revenue for services was $9.2 billion and $9.6 billion as of April 25, 2015 and July 26, 2014, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 25, 2015	July 26, 2014
Allowance for doubtful accounts	$290	$265
Percentage of gross accounts receivable	5.6%	4.9%
Allowance for credit loss—lease receivables	$242	$233
Percentage of gross lease receivables(1)	6.9%	6.2%
Allowance for credit loss—loan receivables	$80	$98
Percentage of gross loan receivables	4.7%	5.8%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 25, 2015 and July 26, 2014 was $130 million and $135 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.8 billion and $1.6 billion as of April 25, 2015 and July 26, 2014, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 25, 2015, the liability for these purchase commitments was $153 million, compared with $162 million as of July 26, 2014, and was included in other current liabilities.
Our provision for inventory was $42 million and $53 million for the first nine months of fiscal 2015 and 2014, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $79 million and $94 million for the first nine months of fiscal 2015 and 2014, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
We have recorded a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. In February 2014, on the basis of the growing number of failures as described in Note 12 (f) to the Consolidated Financial Statements, we decided to expand our approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarter of fiscal 2015, we recorded an adjustment of $164 million, which was a reduction to the liability, to reflect net lower than estimated future costs to remediate the impacted customer products. Estimating this liability is complex and subjective, and if we experience changes in a number of underlying assumptions and estimates such as a change in claims compared with our expectations, or if the cost of servicing these claims is different than expected, our estimated liability may be impacted.
Our liability for product warranties, included in other current liabilities, was $451 million as of April 25, 2015, compared with $446 million as of July 26, 2014. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first nine months of fiscal 2015 and 2014 was $517 million and $532 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $50.5 billion as of April 25, 2015, compared with $45.3 billion as of July 26, 2014. Our fixed income investment portfolio as of April 25, 2015 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 25, 2015. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of April 25, 2015 and July 26, 2014.
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
There were no impairment charges on our investments in publicly traded equity securities in the first nine months of fiscal 2015, while $11 million of such impairment charges were recognized in earnings for the first nine months of fiscal 2014. There were no impairment charges on our investments in fixed income securities in the first nine months of fiscal 2015 and 2014. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We also have investments in privately held companies, some of which are in the startup or development stages. Our investments in privately held companies as of April 25, 2015 were $873 million, compared with $899 million as of July 26, 2014, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $20 million and $10 million for the first nine months of fiscal 2015 and 2014, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of April 25, 2015 and July 26, 2014 was $24.4 billion and $24.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2015 and 2014.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. For the first nine months of fiscal 2015, impairment charges of $57 million on purchased intangible assets were recognized in earnings, while there were no such impairment charges in the first nine months of fiscal 2014. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.7% and 17.4% in the third quarter of fiscal 2015 and 2014, respectively. Our effective tax rate was 19.4% and 19.2% in the first nine months of fiscal 2015 and 2014, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,326	$8,820	$506	5.7%	$27,839	$26,640	$1,199	4.5%
Percentage of revenue	76.8%	76.4%			76.7%	76.6%
Service	2,811	2,725	86	3.2%	8,479	8,145	334	4.1%
Percentage of revenue	23.2%	23.6%			23.3%	23.4%
Total	$12,137	$11,545	$592	5.1%	$36,318	$34,785	$1,533	4.4%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,252	$6,689	$563	8.4%	$21,854	$20,465	$1,389	6.8%
Percentage of revenue	59.7%	57.9%			60.2%	58.8%
EMEA	3,119	3,068	51	1.7%	9,212	8,897	315	3.5%
Percentage of revenue	25.7%	26.6%			25.4%	25.6%
APJC	1,766	1,788	(22)	(1.2)%	5,252	5,423	(171)	(3.2)%
Percentage of revenue	14.6%	15.5%			14.4%	15.6%
Total	$12,137	$11,545	$592	5.1%	$36,318	$34,785	$1,533	4.4%
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
For the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, total revenue increased by 5%. Product revenue increased by 6%, while service revenue increased by 3%. Our total revenue reflected growth in our Americas and EMEA geographic segments, while revenue declined in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a 6% product revenue decline, with declines in China, Russia and Brazil partially offset by increases in the other two BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. It is possible that our revenue in the third quarter of fiscal 2015 may have been adversely affected by the depreciation of the local currency relative to the U.S. dollar, although as noted above, such indirect effects are difficult to measure.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
For the first nine months of fiscal 2015, as compared with the first nine months of fiscal 2014, total revenue increased by 4%. Product revenue increased 5%, while service revenue increased by 4%. Our total revenue increase reflected revenue growth in our Americas and EMEA geographic segments, while revenue declined in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a 4% product revenue decline, with declines in China and Russia partially offset by increases in the other three BRICM countries.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,429	$4,925	$504	10.2%	$16,356	$15,134	$1,222	8.1%
Percentage of product revenue	58.2%	55.9%			58.8%	56.8%
EMEA	2,512	2,472	40	1.6%	7,388	7,181	207	2.9%
Percentage of product revenue	26.9%	28.0%			26.5%	27.0%
APJC	1,385	1,423	(38)	(2.7)%	4,095	4,325	(230)	(5.3)%
Percentage of product revenue	14.9%	16.1%			14.7%	16.2%
Total	$9,326	$8,820	$506	5.7%	$27,839	$26,640	$1,199	4.5%
Americas
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Product revenue in the Americas segment increased by 10%, led by strong growth in the commercial and enterprise markets, and to a lesser extent, growth in the service provider and public sector markets. The product revenue increase in the enterprise market was driven by strength in the U.S. enterprise. Product revenue increased in the U.S. public sector market, led by higher sales to the U.S. federal government. From a country perspective, product revenue increases of 10% in the United States and 48% in Mexico were partially offset by product revenue declines of 14% in Brazil and 3% in Canada.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
The increase in product revenue in the Americas segment of 8% was led by solid growth in the public sector, commercial and enterprise markets. The product revenue growth in the public sector market was due primarily to higher sales to the U.S. federal government and, to a lesser extent, higher sales to state and local governments. We experienced a product revenue decline in the service provider market. From a country perspective, product revenue increased by 8% in the United States, 28% in Mexico, and 10% in Brazil.
EMEA
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Product revenue in the EMEA segment increased by 2%, led by growth in the commercial and enterprise markets. We experienced product revenue declines in the service provider and public sector markets. Product revenue from emerging countries within EMEA increased by 9%, despite a product revenue decline of 14% in Russia, while product revenue for the remainder of EMEA, which primarily consists of countries in Western Europe, decreased slightly.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Product revenue in the EMEA segment increased by 3%, driven by growth in the commercial and enterprise markets and, to a lesser extent, in the service provider market. We experienced a slight product revenue decline in the public sector market. Product revenue from emerging countries within EMEA increased by 2% and product revenue for the remainder of EMEA grew by 3%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

APJC
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
The decrease in product revenue in the APJC segment of 3% was led by declines in the service provider and public sector markets and, to a lesser extent, in the enterprise market. These decreases were partially offset by solid growth in the commercial market. From a country perspective, we experienced year-over-year product revenue declines of 30% in China and 2% in Japan. These decreases were partially offset by product revenue growth of 55% in Australia, with the growth attributable in large part to the timing of pricing changes, and 24% in India.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Product revenue in the APJC segment decreased by 5%. The product revenue decline was led by a significant decline in the service provider market and, to a lesser degree, in the public sector market. These decreases were partially offset by growth in the commercial and enterprise markets. From a country perspective, product revenue decreased by 25% in China and 6% in Japan. We experienced product revenue growth of 24% in India and 10% in Australia.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,560	$3,368	$192	5.7%	$11,022	$10,366	$656	6.3%
Percentage of product revenue	38.2%	38.2%			39.6%	38.9%
NGN Routing	1,999	1,925	74	3.8%	5,712	5,681	31	0.5%
Percentage of product revenue	21.4%	21.8%			20.5%	21.3%
Collaboration	973	909	64	7.0%	2,912	2,859	53	1.9%
Percentage of product revenue	10.4%	10.3%			10.5%	10.7%
Service Provider Video	914	961	(47)	(4.9)%	2,561	2,905	(344)	(11.8)%
Percentage of product revenue	9.8%	10.9%			9.2%	10.9%
Data Center	801	662	139	21.0%	2,340	1,868	472	25.3%
Percentage of product revenue	8.6%	7.5%			8.4%	7.0%
Wireless	611	560	51	9.1%	1,827	1,624	203	12.5%
Percentage of product revenue	6.6%	6.3%			6.6%	6.1%
Security	412	361	51	14.1%	1,283	1,119	164	14.7%
Percentage of product revenue	4.4%	4.1%			4.6%	4.2%
Other	56	74	(18)	(24.3)%	182	218	(36)	(16.5)%
Percentage of product revenue	0.6%	0.9%			0.6%	0.9%
Total	$9,326	$8,820	$506	5.7%	$27,839	$26,640	$1,199	4.5%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Switching
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Revenue in our Switching product category increased by 6%, or $192 million, driven by a 10%, or $211 million, increase in revenue from our LAN fixed-configuration switches. Revenue from our LAN fixed-configuration switches increased due to the continued adoption of Cisco Catalyst 3850 Series Switches and Cisco Catalyst 3650 Series Switches. Higher revenue from fixed-configuration Cisco Nexus Series Switches also contributed to the increase. Partially offsetting these increase was a decrease in revenue from our modular switches of 2%, or $18 million, driven by lower sales of Cisco Nexus 7000 Series Switches and Cisco Catalyst 6500-E Series Switches. We also experienced a slight decrease in sales of storage products within this category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
The increase in revenue in our Switching product category of 6%, or $656 million, was driven by an 11%, or $718 million, increase in revenue from our LAN fixed-configuration switches and, to a lesser extent, a 31%, or $95 million, increase in sales of storage products. Revenue from LAN fixed-configuration switches increased due to higher sales of most of our Cisco Nexus Series Switches and Cisco Catalyst Series Switches within this category. We experienced a decrease in revenue from our modular switches of 4%, or $157 million, driven by lower sales of Cisco Catalyst 6500-E Series Switches and Cisco Nexus 7000 Series Switches.
NGN Routing
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
The increase in revenue in our NGN Routing product category of 4%, or $74 million, was driven by a 5%, or $62 million, increase in revenue from our high-end router products and a 4%, or $26 million, increase in revenue from our midrange and low-end router products. These increases were partially offset by a 9%, or $14 million, decrease in revenue from what we categorize as other NGN Routing products. Within the high-end router product category, we experienced increased sales of most of our products within our Cisco Aggregation Services Routers category and the adoption of our Cisco Network Convergence System platform and CRS-X, partially offset by lower sales of our legacy high-end router products. The increase in revenue from our midrange and low-end router products was due to higher sales of our Cisco Integrated Services Routers products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Revenue in our NGN Routing product category increased by 1%, or $31 million, driven by a 5%, or $158 million, increase in revenue from our high-end router products, partially offset by 27%, or $122 million, decrease in revenue from other NGN Routing products and a slight decrease in revenue from our midrange and low-end router products. Revenue from high-end router product increased due to an increase in revenue from most products within our Cisco Aggregation Services Routers category and the adoption of our Cisco Network Convergence System platform, partially offset by lower sales of Cisco Carrier Routing System products and our legacy high-end router products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products. The slight decrease in revenue from our midrange and low-end router products was due to lower sales of certain of our access products, partially offset by higher sales of our Cisco Integrated Services Routers products.
Collaboration
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Overall, revenue in our Collaboration product category increased by 7%, or $64 million, due to increased revenue from our Conferencing, Cisco TelePresence and Unified Communications products. Revenue from Cisco TelePresence products increased due to higher revenue in endpoint products as a result of new product introductions. The increase in Conferencing revenue was a result of higher recurring revenue and one-time usage fees. The increase in Unified Communications revenue was a result of higher software revenue partially offset by a decrease in revenue from phones. We continue to increase the amount of deferred revenue related to our Collaboration product category.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Revenue in our Collaboration product category increased by 2%, or $53 million, primarily due to increased revenue from our Unified Communications and conferencing products, partially offset by a slight decrease in revenue from our Cisco TelePresence products. Revenue from Unified Communication products increased as a result of higher software revenue partially offset by slightly lower revenue from phones. The increase in Conferencing revenue was a result of higher recurring revenue. Cisco TelePresence revenue was slightly lower due to lower software revenue partially offset by higher revenue from endpoints.
Service Provider Video
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Revenue in our Service Provider Video product category decreased by 5%, or $47 million, due to decreased revenue from Service Provider Video software and solutions, cable access products and Service Provider Video infrastructure products, the latter due primarily to lower sales of set-top boxes.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
The decrease in revenue from our Service Provider Video product category of 12%, or $344 million, was driven by a 17%, or $271 million, decrease in sales of our Service Provider Video infrastructure products, due primarily to lower sales of set-top boxes. We also experienced a decrease in revenue from cable access products within this product category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
We continued to experience solid growth in our Data Center product category, which grew by 21%, or $139 million, with sales growth of our Cisco Unified Computing System products occurring across all geographic segments and within most of our customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
We experienced solid growth in our Data Center product category, which grew by 25%, or $472 million, with sales growth of our Cisco Unified Computing System products occurring across all geographic segments and customer markets. The increase in this product category was driven by similar factors as discussed in the three month period immediately above.
Wireless
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Revenue in our Wireless product category increased by 9%, or $51 million, driven by continued growth in Meraki combined with continued strength in our 802.11ac portfolio. We continue to increase the proportion of recurring revenue in our Wireless product category.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Revenue in our Wireless product category increased by 13%, or $203 million, due primarily to higher sales of Meraki products and 802.11ac products.
Security
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Revenue in our Security product category experienced growth of 14%, or $51 million, driven by higher Network Security sales as a result of product integration with Sourcefire, which we acquired in the first quarter of fiscal 2014. This increase was partially offset by a slight decrease in revenue from our Content Security products due to lower sales of Web and E-mail security products. Our software and subscription sales continue to drive an increase in the proportion of recurring revenue in our Security product category.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Revenue in our Security product category was up 15%, or $164 million, driven primarily by sales of Sourcefire products and, to a lesser extent, by higher sales of our high-end Firewall products within our Network Security product portfolio. This increase was partially offset by slight decrease in revenue from our Content Security products due to lower sales of Web and E-mail security products.
Other Products
We experienced a year-over-year decrease in revenue in our Other Products category for the third quarter and first nine months of fiscal 2015 due in large part to the decrease in sales of our other networking products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,823	$1,764	$59	3.3%	$5,498	$5,331	$167	3.1%
Percentage of service revenue	64.8%	64.7%			64.9%	65.4%
EMEA	607	596	11	1.8%	1,824	1,716	108	6.3%
Percentage of service revenue	21.6%	21.9%			21.5%	21.1%
APJC	381	365	16	4.4%	1,157	1,098	59	5.4%
Percentage of service revenue	13.6%	13.4%			13.6%	13.5%
Total	$2,811	$2,725	$86	3.2%	$8,479	$8,145	$334	4.1%
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Service revenue increased across all of our geographic segments. Worldwide technical support services revenue increased by 3% and worldwide advanced services revenue increased by 5%, driven by growth in subscription revenues. Technical support service revenue experienced growth across all geographic segments, led by growth in our Americas and APJC segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, grew across all geographic segments, led by solid growth in our APJC segment.
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Service revenue grew by 4%, with growth across all of our geographic segments. Worldwide technical support services revenue and worldwide advanced services each experienced 4% revenue growth. Technical support services revenue grew across all geographic segments, led by growth in our APJC and EMEA segments. Advanced services revenue also grew across all geographic segments, led by solid growth in our EMEA segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Gross margin:
Product	$5,742	$5,225	61.6%	59.2%	$16,530	$14,975	59.4%	56.2%
Service	1,783	1,781	63.4%	65.4%	5,418	5,389	63.9%	66.2%
Total	$7,525	$7,006	62.0%	60.7%	$21,948	$20,364	60.4%	58.5%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2015 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2014	59.2%	56.2%
Productivity (1)	2.8%	2.8%
Supplier component remediation charge/adjustment	1.8%	3.1%
Amortization of purchased intangible assets	0.3%	(0.1)%
Product pricing	(1.9)%	(2.4)%
Mix of products sold	(0.6)%	0.5%
Rockstar patent portfolio charge	—%	(0.7)%
Fiscal 2015	61.6%	59.4%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Product gross margin increased by 2.4 percentage points as compared with the third quarter of fiscal 2014.
The increase in product gross margin was due to productivity improvements, which were driven by value engineering efforts; favorable component pricing; continued operational efficiency in manufacturing operations and lower warranty expense. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The increase was also due to the supplier component remediation adjustment. See Note 12 (f) to the Consolidated Financial Statements. Our product gross margin for the third quarter of fiscal 2015 also benefited from lower amortization expense of purchased intangible assets.
The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets, as well as the unfavorable impact of product mix. The mix of products sold was unfavorable primarily as a result of a revenue increase from our relatively lower margin Cisco Unified Computing System products and the mix impact within our core products, partially offset by a revenue decrease from our relatively lower margin Service Provider Video products.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Product gross margin increased by 3.2 percentage points as compared with the first nine months of fiscal 2014. The increase was driven by the $655 million charge to product cost of sales for the second quarter of fiscal 2014 related to the expected cost to remediate issues with a supplier component in certain products sold in prior fiscal years. As discussed in the three-month period immediately above, the $164 million adjustment recorded in the third quarter of fiscal 2015 also contributed to the increase in product gross margin.
Additionally, gross margin increased due to benefits from productivity improvements driven by similar factors as discussed in the three-month period immediately above, and also due to the mix of products sold. The favorable product mix impact was due to revenue decreases from our relatively lower margin Service Provider Video products and a revenue increase from certain of our higher margin core products, partially offset by increased revenue from our relatively lower margin Cisco Unified Computing System products. These factors were partially offset by unfavorable impacts from product pricing, the unfavorable impact of the $188 million charge to product cost of sales recorded in the first quarter fiscal 2015 related to the Rockstar patent portfolio, and impairment charges related to acquisition-related intangible assets.
Service Gross Margin
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
Our service gross margin percentage decreased by 2.0 percentage points compared with the third quarter of fiscal 2014 due to increased costs such as partner delivery cost, outside services and continued investments in security and cloud managed services. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services and, to a lesser extent efficiencies related to our restructuring actions.
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
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
Service gross margin percentage decreased by 2.3 percentage points as compared with the first nine months of fiscal 2014, driven by increased cost impacts such as partner delivery costs, headcount-related costs and outside services. Headcount-related costs increased due to continued investments in security and cloud managed services and higher variable compensation expense. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Gross margin:
Americas	$4,560	$4,196	62.9%	62.7%	$13,776	$12,823	63.0%	62.7%
EMEA	1,949	1,967	62.5%	64.1%	5,774	5,725	62.7%	64.3%
APJC	1,080	1,076	61.2%	60.2%	3,157	3,148	60.1%	58.0%
Segment total	7,589	7,239	62.5%	62.7%	22,707	21,696	62.5%	62.4%
Unallocated corporate items (1)	(64)	(233)			(759)	(1,332)
Total	$7,525	$7,006	62.0%	60.7%	$21,948	$20,364	60.4%	58.5%
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
Three Months Ended April 25, 2015 Compared with Three Months Ended April 26, 2014
The Americas segment experienced a gross margin percentage increase due to productivity improvements from lower overall manufacturing costs, partially offset by unfavorable impacts from pricing and mix. The unfavorable mix impact in this geographic segment was driven by the mix within our core products and an increase in revenue from our relatively lower margin Cisco Unified Computing System products.
The gross margin percentage decrease in our EMEA segment was due primarily to unfavorable impacts from pricing and mix. The unfavorable mix impact was driven by an increase in revenue from our relatively lower margin Cisco Unified Computing System products. Lower service gross margin also contributed to the decrease in the overall gross margin in this segment.
Our APJC segment gross margin percentage increased due to productivity improvements and favorable mix impact, partially offset by unfavorable impacts from pricing. The favorable mix impact was driven by a decrease in revenue from our relatively lower margin Service Provider Video products.
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
Nine Months Ended April 25, 2015 Compared with Nine Months Ended April 26, 2014
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and, to a lesser extent, a favorable mix impact, partially offset by unfavorable impacts from pricing. The favorable mix impact in this geographic segment was driven by lower sales of our relatively lower margin Service Provider Video products, partially offset by an increase in revenue from our relatively lower margin Cisco Unified Computing System products.
The gross margin percentage decrease in our EMEA segment was primarily due to negative impacts from pricing. Lower service gross margin also contributed to the decrease in the overall gross margin in this segment.
The APJC segment gross margin percentage increased due to productivity improvements and a favorable mix impact, partially offset by unfavorable impacts from pricing. The favorable mix impact was driven by a decrease in revenue from our relatively lower margin Service Provider Video products and an increase in revenue from certain of our higher margin core products. Lower service gross margin also contributed to the decrease in the overall gross margin in this segment.

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

	Three Months Ended				Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent	April 25, 2015	April 26, 2014	Variance in Dollars	Variance in Percent
Research and development	$1,547	$1,565	$(18)	(1.2)%	$4,659	$4,701	$(42)	(0.9)%
Percentage of revenue	12.7%	13.6%			12.8%	13.5%
Sales and marketing	2,449	2,342	107	4.6%	7,272	7,030	242	3.4%
Percentage of revenue	20.2%	20.3%			20.0%	20.2%
General and administrative	510	460	50	10.9%	1,504	1,426	78	5.5%
Percentage of revenue	4.2%	4.0%			4.1%	4.1%
Total	$4,506	$4,367	$139	3.2%	$13,435	$13,157	$278	2.1%
Percentage of revenue	37.1%	37.8%			37.0%	37.8%

R&D Expenses
R&D expenses decreased for the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, primarily due to lower headcount-related expenses driven by our restructuring actions. Lower acquisition related costs also contributed to the decrease.
The decrease in R&D expenses for the first nine months of fiscal 2015, as compared with the first nine months of fiscal 2014, was primarily due to higher compensation expense recorded in the first nine months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme, partially offset by higher contracted services and higher headcount-related expenses. The higher headcount-related expenses were due to increased variable compensation expense, partially offset by efficiencies related to our restructuring actions.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses increased for the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, due to higher headcount-related expenses and, to a lesser extent, higher contracted services. Higher headcount-related expenses were due primarily to increased variable compensation expense as a result of our financial performance.
Sales and marketing expenses increased for the first nine months of fiscal 2015, as compared with the first nine months of fiscal 2014, due to higher headcount-related expenses, driven by increased variable compensation expense, and higher discretionary spending, partially offset by higher compensation expense recorded in the first nine months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme.

G&A Expenses
G&A expenses increased in the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, primarily due to the timing of corporate-level expenses, which tend to vary from period to period, and higher acquisition-related costs.
G&A expenses increased in the first nine months of fiscal 2015, as compared with the corresponding period in fiscal 2014, primarily due to increased variable compensation expense as a result of our financial performance and timing of corporate-level expenses, which tend to vary from period to period, partially offset by higher compensation expense recorded in the first nine months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme.
Effect of Foreign Currency
In the third quarter of fiscal 2015, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $112 million, or approximately 2.6%, compared with the third quarter of fiscal 2014.

In the first nine months of fiscal 2015, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $168 million, or approximately 1.3%, compared with the first nine months of fiscal 2014.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Headcount
Our headcount increased by approximately 800 employees in the third quarter of fiscal 2015 and decreased by approximately 3,100 employees in the first nine months of fiscal 2015, as compared with the total headcount at the end of fiscal 2014. The increase in headcount for the third quarter of fiscal 2015 was due to targeted hiring in key growth areas in engineering, services and sales.
The decrease in headcount for the first nine months of fiscal 2015 was due to headcount reductions from our workforce reduction under the Fiscal 2015 Plan. These headcount reductions were partially offset by headcount additions from targeted hiring in engineering, services and sales, and also by headcount additions from our recent acquisitions.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Cost of sales—product	$12	$12	$34	$34
Cost of sales—service	44	39	115	112
Share-based compensation expense in cost of sales	56	51	149	146
Research and development	114	106	338	306
Sales and marketing	147	144	408	408
General and administrative	50	52	151	153
Restructuring and other charges	—	—	(2)	(4)
Share-based compensation expense in operating expenses	311	302	895	863
Total share-based compensation expense	$367	$353	$1,044	$1,009
The change in share-based compensation expense in the third quarter and first nine months of fiscal 2015, as compared with the corresponding periods in fiscal 2014, was due primarily to the timing of annual RSU grants, higher expense associated with PRSUs, and lower expense related to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Amortization of purchased intangible assets:
Cost of sales	$187	$190	$618	$553
Operating expenses	70	71	213	207
Total	$257	$261	$831	$760
Amortization of purchased intangible assets decreased slightly for the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, due to certain purchased intangible assets having become fully amortized, partially offset by amortization of purchased intangible assets from our recent acquisitions.
Amortization of purchased intangible assets increased for the first nine months of fiscal 2015, as compared with the corresponding period of fiscal 2014, primarily due to the impairment charges of approximately $57 million recorded in the first nine months of fiscal 2015. The impairment charges were primarily due to reductions in expected future cash flows related to certain of our technology intangible assets.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the third quarter and first nine months of fiscal 2015, we incurred within operating expenses restructuring and other charges of approximately $24 million and $411 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2015 Plan. We expect the remaining charges under this plan to be incurred during the remainder of fiscal 2015. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud. The overall cost savings from these restructuring actions were not material for the periods presented and are not expected to be material for future periods.
In the third quarter and first nine months of fiscal 2014, we incurred within operating expenses net restructuring and other charges of $26 million and $336 million, respectively, which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2014 Plan. See Note 5 to the Consolidated Financial Statements.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2015	April 26, 2014	April 25, 2015	April 26, 2014
Operating income	$2,925	$2,542	$7,889	$6,664
Operating income as a percentage of revenue	24.1%	22.0%	21.7%	19.2%
For the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, operating income increased by 15%, and as a percentage of revenue operating income increased by 2.1 percentage points. The increase resulted from an increase in revenue and a gross margin percentage increase, with the gross margin percentage positively affected by the supplier component remediation adjustment of $164 million (or 1.4 percentage points) recorded in the third quarter of fiscal 2015.
In the first nine months of fiscal 2015, as compared with the first nine months of fiscal 2014, operating income increased by 18%, and as a percentage of revenue operating income increased by 2.5 percentage points. The increase resulted from the following: an increase in revenue; a gross margin percentage increase, driven in part by the $655 million (or 1.9 percentage points) supplier component remediation charge recorded in the second quarter of fiscal 2014; and higher compensation expense recorded in the first nine months of fiscal 2014 in connection with our acquisition of the remaining interest in Insieme.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	April 25, 2015	April 26, 2014	Variance in Dollars
Interest income	$190	$170	$20	$558	$508	$50
Interest expense	(139)	(146)	7	(417)	(422)	5
Interest income (expense), net	$51	$24	$27	$141	$86	$55
For the third quarter and first nine months of fiscal 2015, interest income increased by 12% and 10%, respectively, compared with the corresponding periods in fiscal 2014, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments. Interest expense in the third quarter and first nine months of fiscal 2015, compared with the corresponding periods in fiscal 2014, decreased by 5% and 1%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 25, 2015	April 26, 2014	Variance in Dollars	April 25, 2015	April 26, 2014	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$38	$55	$(17)	$94	$199	$(105)
Fixed income securities	6	14	(8)	26	35	(9)
Total available-for-sale investments	44	69	(25)	120	234	(114)
Privately held companies	3	(10)	13	104	(76)	180
Net gains (losses) on investments	47	59	(12)	224	158	66
Other gains (losses), net	12	17	(5)	14	29	(15)
Other income (loss), net	$59	$76	$(17)	$238	$187	$51
The decrease in total net gains on available-for-sale investments in the third quarter and first nine months of fiscal 2015, as compared with the corresponding periods in fiscal 2014, was primarily attributable to lower gains on publicly traded equity securities in the current periods as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the third quarter of fiscal 2015, as compared with the third quarter of fiscal 2014, was primarily due to the absence of losses from VCE for the third quarter of fiscal 2015, partially offset by impairment charges on certain investments in privately held companies and lower realized gains from sales of various investments in privately held companies. The change in net gains (losses) on investments in privately held companies for the first nine months of fiscal 2015 as compared with the first nine months of fiscal 2014, was primarily due to a gain of $126 million related to the reorganization of our investments in VCE and lower losses related to this investment under the equity method. We ceased accounting for VCE under the equity method in October 2014.
The change in other gains (losses), net in the third quarter and first nine months of fiscal 2015, as compared with the corresponding periods in fiscal 2014, was driven by equity derivative impacts and higher donation expenses, partially offset by net favorable foreign exchange impacts.
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
The provision for income taxes resulted in an effective tax rate of 19.7% for the third quarter of fiscal 2015, compared with 17.4% for the third quarter of fiscal 2014, which resulted in a net 2.3 percentage point increase in the effective tax rate for the third quarter of fiscal 2015 as compared with the third quarter of fiscal 2014. The increase in the effective tax rates was primarily due to a decrease in foreign income taxed at lower than U.S. rates.
The provision for income taxes resulted in an effective tax rate of 19.4% for the first nine months of fiscal 2015, as compared with an effective tax rate of 19.2% for the first nine months of fiscal 2014, which resulted in a net 0.2 percentage point increase in the effective tax rate for the first nine months of fiscal 2015 as compared with the first nine months of fiscal 2014. The increase in the effective tax rates was primarily due to a decrease in foreign income taxed at lower than U.S. rates, partially offset by a decrease in non-deductible compensation.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 25, 2015	July 26, 2014	Increase (Decrease)
Cash and cash equivalents	$3,870	$6,726	$(2,856)
Fixed income securities	48,626	43,396	5,230
Publicly traded equity securities	1,923	1,952	(29)
Total	$54,419	$52,074	$2,345
The net increase in cash and cash equivalents and investments in the first nine months of fiscal 2015 was primarily the result of cash provided by operating activities of $8.4 billion and proceeds from the issuance of common stock of $1.6 billion pursuant to employee stock incentive plans. These sources of cash were partially offset by the repurchase of common stock of $3.3 billion under the stock repurchase program, cash dividends paid of $3.0 billion, capital expenditures of $0.9 billion and net cash paid for acquisitions of $0.2 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $51.8 billion and $47.4 billion as of April 25, 2015 and July 26, 2014, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of April 25, 2015 and July 26, 2014 was $2.6 billion and $4.7 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 25, 2015	April 26, 2014
Net cash provided by operating activities	$8,414	$8,720
Acquisition of property and equipment	(907)	(950)
Free cash flow	$7,507	$7,770
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2015
April 25, 2015	$0.21	$1,070	35	$28.39	$1,008	$2,078
January 24, 2015	$0.19	$974	44	$27.63	$1,208	$2,182
October 25, 2014	$0.19	$973	41	$24.58	$1,013	$1,986

Fiscal 2014
July 26, 2014	$0.19	$974	61	$25.11	$1,514	$2,488
April 26, 2014	$0.19	$974	90	$22.24	$2,005	$2,979
January 25, 2014	$0.17	$896	185	$21.73	$4,020	$4,916
October 26, 2013	$0.17	$914	84	$23.65	$2,000	$2,914
Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	April 25, 2015	July 26, 2014	Increase (Decrease)
Accounts receivable, net	$4,889	$5,157	$(268)
DSO	37	38	(1)
Our accounts receivable net, as of April 25, 2015 decreased by approximately 5% compared with the end of fiscal 2014. Our DSO as of April 25, 2015 was lower by one day compared with the end of fiscal 2014, primarily due to product and service billings being more linear in the third quarter of fiscal 2015 compared with the fourth quarter of fiscal 2014.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 25, 2015	July 26, 2014	Increase (Decrease)
Inventories	$1,760	$1,591	$169
Annualized inventory turns	10.1	12.7	(2.6)
Purchase commitments with contract manufacturers and suppliers	$4,495	$4,169	$326
Inventory as of April 25, 2015 increased by 11% from our inventory balance at the end of fiscal 2014, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 8%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 9% compared with the end of fiscal 2014.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 25, 2015, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
April 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables less unearned income	$3,312	$1,720	$3,081	$8,113	$299	$138	$437	$8,550
Allowance for credit loss	(242)	(80)	(37)	(359)	—	—	—	(359)
Deferred revenue	(7)	(14)	(1,520)	(1,541)	(122)	(113)	(235)	(1,776)
Net balance sheet exposure	$3,063	$1,626	$1,524	$6,213	$177	$25	$202	$6,415
Financing Receivables  Financing receivables less unearned income decreased by 4% compared with the end of fiscal 2014. The change was due to a 6% decrease in lease receivables and a 4% decrease in financed service contracts and other, partially offset by a 2% increase in loan receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services and advanced services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 25, 2015	July 26, 2014
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$850	$850
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	1,000
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Fixed-rate notes:
2.90%	November 17, 2014	—	500
5.50%	February 22, 2016	3,000	3,000
1.10%	March 3, 2017	2,400	2,400
3.15%	March 14, 2017	750	750
4.95%	February 15, 2019	2,000	2,000
2.125%	March 1, 2019	1,750	1,750
4.45%	January 15, 2020	2,500	2,500
2.90%	March 4, 2021	500	500
3.625%	March 4, 2024	1,000	1,000
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$20,250	$20,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 25, 2015.
On November 17, 2014, upon the maturity of our 2014 Fixed-Rate Notes (2.90%), we repaid an aggregate principal amount of $500 million.
Other Debt Other debt as of April 25, 2015 and July 26, 2014 included secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $5 million and $12 million as of April 25, 2015 and July 26, 2014, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. As of April 25, 2015, we had commercial paper notes of $500 million outstanding under this program, with original maturity dates of three months or less. We had no commercial paper notes outstanding as of July 26, 2014.
Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR or a comparable or successor rate which rate is approved by the Administrative Agent (“Eurocurrency Rate”) for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. The credit agreement requires that we comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. We were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
This credit facility replaces our prior credit facility that was entered into on February 17, 2012, which was terminated in connection with its entering into the new credit facility.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 25, 2015	July 26, 2014	Increase (Decrease)
Service	$9,236	$9,640	$(404)
Product	4,945	4,502	443
Total	$14,181	$14,142	$39
Reported as:
Current	$9,371	$9,478	$(107)
Noncurrent	4,810	4,664	146
Total	$14,181	$14,142	$39
The 4% decrease in deferred service revenue was driven by the timing of multiyear arrangements, an increase in customers paying technical support service contracts over time and the impact of ongoing amortization of deferred service revenue. The 10% increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and also was due, to a lesser extent, to an increase in shipments not having met revenue recognition criteria as of April 25, 2015.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Norway, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 25, 2015 were $1.1 billion.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the nine months ended April 25, 2015 and April 26, 2014, we recorded compensation expense of $155 million and $363 million, respectively, related to the fair value of the vested portion of amounts that are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $843 million (which includes the $571 million that has been expensed to date), net of forfeitures. The milestone payments, if earned, are expected to be paid primarily during fiscal 2016 and fiscal 2017.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $247 million as of April 25, 2015, compared with $255 million as of July 26, 2014.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of April 25, 2015 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 25, 2015 and April 26, 2014 was $0.5 billion and $1.4 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of April 25, 2015 and July 26, 2014, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 25, 2015. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of April 25, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of April 25, 2015, approximately 67% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 25, 2015, our financing receivables had a carrying value of $7.8 billion, compared with $8.1 billion as of July 26, 2014. As of April 25, 2015, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 25, 2015, we had $20.3 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $17.9 billion fixed-rate notes. The carrying amount of the senior notes was $20.5 billion, and the related fair value based on market prices was $22.2 billion. As of April 25, 2015, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $10.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 25, 2015 and July 26, 2014 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 25, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,110	$1,268	$1,427	$1,585	$1,744	$1,902	$2,061

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,144	$1,307	$1,471	$1,634	$1,797	$1,961	$2,124

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 25, 2015, the total carrying amount of our investments in privately held companies was $873 million, compared with $899 million at July 26, 2014. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 25, 2015		July 26, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,947	$(16)	$2,635	$(3)
Sold	$599	$(5)	$896	$2
Option contracts:
Purchased	$265	$—	$494	$5
Sold	$218	$(29)	$466	$(2)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2015, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $168 million, or approximately 1.3%, compared with the first nine months of fiscal 2014. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $291 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.3 billion for various penalties, all determined using an exchange rate as of April 25, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including the first three quarters of fiscal 2015, and we expect that this weakness will continue for at least a few quarters.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the third quarter of fiscal 2015, our level of product gross margins have declined in recent periods and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. At various times in the past including fiscal 2014 and the first three quarters of fiscal 2015, we experienced significant weakness in sales to service providers, sometimes lasting over extended periods of time as market conditions have fluctuated. We expect that the weakness we experienced in fiscal 2014 and the first three quarters of fiscal 2015 will continue for at least a few quarters. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income. For example, in the second quarter of fiscal 2014, we recorded a pre-tax charge of $655 million related to the expected remediation costs for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. The corresponding liability was reduced by $164 million related to an adjustment recorded in the third quarter of fiscal 2015.
DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and the first three quarters of fiscal 2015, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. We expect that the weakness we experienced in recent periods in several emerging countries will continue for at least a few quarters. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from the U.S. federal budget including the effect of the sequestration beginning in 2013; global central bank monetary policy; issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $291 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.3 billion for various penalties, all determined using an exchange rate as of April 25, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the third quarter of fiscal 2015, we have senior unsecured notes outstanding in an aggregate principal amount of $20.3 billion that mature at specific dates from calendar year 2015 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had commercial paper notes outstanding in an aggregate principal amount of $500 million under this program as of April 25, 2015. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.35 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 25, 2015 to February 21, 2015	11	$27.79	11	$6,030
February 22, 2015 to March 21, 2015	16	$29.01	16	$5,555
March 22, 2015 to April 25, 2015	8	$27.94	8	$5,326
Total	35	$28.39	35
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 25, 2015, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. As of April 25, 2015, we had repurchased and retired 4.4 billion shares of our common stock at an average price of $20.80 per share for an aggregate purchase price of $91.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $5.3 billion with no termination date.
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
The information below is reported in lieu of information that would be reported under Items 1.01, 1.02 and 2.03 under Form 8-K.
Entry into New Credit Facility:
On May 15, 2015, Cisco entered into a Credit Agreement (the “Credit Agreement”) by and among Cisco, certain lenders party thereto (the “Lenders”), and Bank of America, N.A., as administration agent, swing line lender and a letter of credit issuer (“Administrative Agent”). The Credit Agreement is the successor to the Prior Credit Facility (as defined below), which was terminated on May 15, 2015.
The Credit Agreement provides for a $3.0 billion unsecured revolving credit facility (the “Facility”) that is scheduled to expire on May 15, 2020. Cisco may also, upon the agreement of either the then existing Lenders or of additional lenders not currently parties to the Credit Agreement, increase the commitments under the Facility by up to an additional $2.0 billion, and/or extend the expiration date of the Facility up to May 15, 2022. Cisco has not borrowed any funds under the Credit Agreement.
The interest rate applicable to outstanding balances under the Credit Agreement will be based on either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, (c) the London interbank offered rate or a comparable or successor rate which rate is approved by the Administrative Agent (“Eurocurrency Rate”) for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate plus a margin that is based on Cisco’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. Cisco will pay an annual commitment fee during the term of the Credit Agreement which may vary depending on Cisco’s credit ratings.
The Credit Agreement contains customary representations and warranties as well as customary affirmative and negative covenants. Negative covenants include, among others, limitations on incurrence of liens and secured indebtedness, and limitations on incurrence of any indebtedness by Cisco’s subsidiaries. In addition, the Credit Agreement requires that Cisco maintain a ratio of consolidated EBITDA to consolidated interest expense of not less than 3.0 to 1.0.
The Credit Agreement also contains customary events of default. Upon the occurrence and during the continuance of an event of default, the Lenders may declare the outstanding loans and all other obligations under the Credit Agreement immediately due and payable.
Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC are acting as joint lead arrangers and joint book managers for the Facility.
Cisco and its affiliates maintain various commercial and service relationships with certain of the Lenders and their affiliates in the ordinary course of business. In the ordinary course of their respective businesses, certain of the Lenders and the other parties to the Credit Facility and their respective affiliates have engaged, and may in the future engage, in commercial banking, investment banking, financial advisory or other services with Cisco and its affiliates for which they have in the past and/or may in the future receive customary compensation and expense reimbursement.
The description of the Credit Agreement contained herein is qualified in its entirety by reference to the Credit Agreement, a copy of which is filed herewith as Exhibit 10.1 and is incorporated herein by reference.
Termination of Existing Credit Facility:
In connection with its entry into the Credit Agreement, Cisco terminated its five-year $3.0 billion unsecured revolving credit facility, dated February 17, 2012, with the lenders party thereto and Bank of America N.A., as administration agent, swing line lender and a letter of credit issuer, as amended (the “Prior Credit Facility”). No borrowings were outstanding at the termination of the Prior Credit Facility.
Cisco and its affiliates maintain various commercial and service relationships with certain of the lender parties under and the other parties to the Prior Credit Facility and their respective affiliates in the ordinary course of business. In the ordinary course of their respective businesses, certain of the lenders under and the other parties to the Prior Credit Facility and their respective affiliates have engaged, and may in the future engage, in commercial banking, investment banking, financial advisory or other services with Cisco and its affiliates for which they have in the past and/or may in the future receive customary compensation and expense reimbursement.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

10.1	Credit Agreement dated as of May 15, 2015, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	May 20, 2015	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Credit Agreement dated as of May 15, 2015, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document