Form 10-K
period 2015-07-25
CISCO SYSTEMS, INC.
filed 2015-09-08
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 25, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 23, 2015 as reported by the NASDAQ Global Select Market on that date: $143,712,018,680
Number of shares of the registrant’s common stock outstanding as of September 3, 2015: 5,061,293,291
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2015 Annual Meeting of Shareholders, to be held on November 19, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells broad lines of products, provides services and delivers integrated solutions to develop and connect networks around the world, building the Internet.  Over the last 30 plus years, we have been the world’s leader in connecting people, things and technologies - to each other and to the Internet - realizing our vision of changing the way the world works, lives, plays and learns.
Today, we have over 70,000 employees in over 400 offices worldwide who design, produce, sell, and deliver integrated products, services, and solutions. Over time, we have expanded to new markets that are a natural extension of our core networking business, as the network has become the platform for automating, orchestrating, integrating, and delivering an ever-increasing array of information technology (IT)–based products and services.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: The Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC). For revenue and other information regarding these segments, see Note 17 to the Consolidated Financial Statements.
Our products and technologies are grouped into the following categories: Switching; Next-Generation Network (NGN) Routing; Collaboration; Service Provider Video; Data Center; Wireless; Security; and Other Products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Increasingly, we are delivering our technology and services to our customers as solutions for their priorities including cloud, video, mobility, security, collaboration, and analytics. The network is at the center of these markets and technologies, and we are focused on delivering integrated solutions to help our customers achieve their desired business outcomes. Cisco customers include businesses of all sizes, public institutions, governments and communications service providers. They look to Cisco as a strategic partner to help them use IT to enable, differentiate or fundamentally define their business strategy and drive growth, improve productivity, reduce costs, mitigate risk, and gain a competitive advantage in an increasingly digital world.
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

Strategy and Focus Areas
We see our customers, in every industry, increasingly using technology—and, specifically, the network—to grow their business, drive efficiencies, and try to gain a competitive advantage. In this increasingly digital world, data is the most strategic asset and is increasingly distributed across every organization and ecosystem—on customer premises, at the edge of the network, and in the cloud. The network also plays an increasingly important role enabling our customers to aggregate, automate, and draw insights from this highly distributed data where there is a premium on security and speed. This is driving them to adopt entirely new IT architectures and organizational structures. We understand how technology can deliver the outcomes our customers want to achieve, and our strategy is to lead our customers in their digital transition with solutions including pervasive, industry-leading security that intelligently connect nearly everything that can be connected.
To deliver on our strategy, we are focused on providing highly secure, automated and intelligent solutions built on infrastructure that connects data that is highly distributed (globally dispersed across organizations). Together with our ecosystem of partners and developers, we aim to provide the technology, services, and solutions that we believe will enable our customers to gain insight and advantage from this distributed data with scale, security and agility.
Over the last few years, we have been transforming our business to move from selling individual products and services to selling products and services integrated into architectures and solutions. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology. We are focused on how we accelerate what is working and change what is not, simplify our business and our communication, drive operational rigor in everything we do, and invest in our culture and our talent.
We will strive to continue to lead the market transitions in our core markets and enter new markets where the network is foundational, in order to further our strategy. We continue to drive product transitions across many of our businesses, including the introduction of next-generation products that offer, in our view, better price-performance and architectural advantages compared with both our prior generation of products and the product offerings of our competitors. We believe that many of these product transitions are gaining momentum based on the strong year-over-year product revenue growth for certain of the new products. We do continue to manage through the transitions of several of our existing key product platforms, and we continue to see the impact of those transitions on our overall core performance. As we go forward, we plan to continue to deliver innovation across our portfolio, in order to sustain our leadership and strategic position with customers.
Market Transitions
We continue to seek to capitalize on market transitions as sources of future revenue opportunities as part of the continued transformation of our business, and we believe market transitions in the IT industry are occurring with greater frequency. Market transitions relating to the network are becoming, in our view, more significant as intelligent networks have moved from being a cost center issue—where the focus is on reducing network operating costs and increasing network-related productivity—to becoming a platform for revenue generation, business agility, and competitive advantage. Some examples of significant market transitions are as follows:
Digitization/Internet of Everything Globally, countries, cities, industries and businesses are becoming digital to capitalize on the next wave of the Internet - the Internet of Everything (IoE), which we define as the connection of people, processes, data and things. When people, processes, data and things are connected, we believe it creates an opportunity to deliver better customer experiences, create new revenue streams and operating models to drive efficiency and produce value.
Our goal is to be a strategic partner to our customers by providing the solutions, people, partners and experience as our customers move from traditional to digital businesses. We believe our customers’ journey to becoming digital businesses requires security, cloud, mobile, social and analytic technologies with a strong foundation of an intelligent network that is agile, simple and that provides real time business insight.
The move to digital is driving many of our customers to adopt entirely new IT architectures and organization structures. In our view, we are delivering the architectural approach and solution-based results to help them reduce complexity, accelerate and grow, and manage risk in a world that is increasingly virtualized, application centric, cloud-based, analytics-driven, and mobile.
Virtualization/Application Centricity We are focusing on a market transition involving the move toward more programmable, flexible, and virtual networks, sometimes called software defined networking (SDN) and network function virtualization (NFV).  This transition is focused on moving from a hardware-centric approach for networking to a virtualized network environment that is designed to enable flexible, application-driven customization of network infrastructures. We believe the successful products and solutions in this market will combine application-specific integrated circuits (ASICs) with hardware and software elements together to meet customers’ total cost of ownership, quality, security, scalability, and experience requirements. In our view, there is no single architecture that supports all customer requirements in this area.

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
Cloud Our cloud strategy is to connect private and public clouds working across hypervisors (software programs used to create and manage virtual environments), and utilizing OpenStack (an open source computing platform), to deliver integrated hybrid-cloud solutions.  We believe clouds need to be secure and support a rich ecosystem of network-enabled applications to deliver the data and analytics that support the digitization of our customers' environments. As part of our cloud strategy, we are delivering infrastructure, our Intercloud Fabric software, and our cloud services including WebEx and Meraki, among other applications.
We believe that customers and partners view our approach to the cloud as differentiated and unique, recognizing that we offer a solution to different cloud environments including federated, private, hybrid, and public clouds that enables them to move their cloud workloads across heterogeneous private and public clouds with the necessary policy, security, and management features.
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
• Cisco Nexus 5000 Series
• Cisco Nexus 6000 Series
Fixed-configuration switches are designed to cover a range of deployments in both large enterprises as well as in small and medium-sized businesses, providing a foundation for converged data, voice, and video services. Our fixed-configuration switches range from small, standalone switches to stackable models that function as a single, scalable switching unit.
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
We announced our ACI solution, Cisco ACI, in fiscal 2014. Cisco ACI consists of the Cisco Nexus 9000 Series Switches, a Cisco APIC and accompanying centralized policy management capability, integrated physical and virtual infrastructure, and an open ecosystem of network, storage, management, and orchestration vendors. During fiscal 2015, we have seen rapid adoption of both the Cisco Nexus 9000 Series Switches and Cisco ACI across all geographies and customer segments. As of the end of fiscal 2015, we have over 4,100 Cisco Nexus 9000 and Cisco ACI customers.
In fiscal 2015, we saw the continued adoption of Cisco’s Unified Access architecture based on the Unified Access Data Plane ASIC, which was first made available on the Cisco Catalyst 3850 and then added to the Cisco Catalyst 4500-E and the Cisco Catalyst 3650. The Unified Access platform has been adopted across all geographies and customer segments. During fiscal 2015, we announced an infrastructure initiative focused on bringing “network as a sensor” and “network as an enforcer” capabilities across the portfolio. With security as top of mind for many clients, these capabilities provide analytics and control through the network for threat mitigation before, during, and after an attack.
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
NGN Routing
NGN technology is fundamental to the foundation of the Internet. This category of technologies interconnects public and private wireline and mobile networks for mobile, data, voice, and video applications. Our NGN Routing portfolio of hardware and software solutions consists primarily of physical and virtual routers, and routing and optical systems. Our solutions are designed to meet the scale, reliability, and security needs of our customers. In our view, our portfolio is differentiated from those of our competitors through the advanced capabilities, which we sometimes refer to as “intelligence,” that our products provide at each layer of network infrastructure to deliver performance in the transmission of information and media-rich applications.
As to specific products, we offer a broad range of hardware and software solutions, from core network infrastructure and mobile network routing solutions for service providers and enterprises to access routers for branch offices and for telecommuters and consumers at home. Key product areas within our NGN Routing category are as follows:

High-End Routers	Midrange and Low-End Routers	Other NGN Routing
Cisco Aggregation Services Routers (ASRs):	Cisco Integrated Services Routers (ISRs):	Optical networking products:
• Cisco ASR 901, 902, and 903 Series	• Cisco 800 Series ISR	• Cisco NCS 2000 Series
• Cisco ASR 1000 Series	• Cisco 1900 Series ISR	• Cisco NCS 4000 Series
• Cisco ASR 5000 and 5500 Series	• Cisco 2900 Series ISR	• Cisco Cloud Services Router 1000V
• Cisco ASR 9000 Series	• Cisco 3900 Series ISR	• Other routing products
Cisco Carrier Routing Systems (CRS):	Cisco ISR-AX
• Cisco CRS-1
• Cisco CRS-3
• Cisco CRS-X
Cisco Network Convergence System (NCS):
• Cisco NCS 6000 Series
Cisco 7600 Series
Cisco 12000 Series
Cisco Quantum Software Suite
Small cell access routers

During fiscal 2014, we added a new platform in our high-end routers known as the Cisco Network Convergence System (NCS), and we also made several enhancements to our existing platforms such as the CRS-X product line, through our architectural approach, which consists of a programmable network at the foundation and a services platform that connects the network to applications and services. During fiscal 2015, we continued to enhance our routing portfolio, including products pertaining to service provider routing. We aligned our resources around the service provider routing customer market in order to develop solutions focused on the business outcomes and needs of our customers. In fiscal 2015, we started executing on the market transition to the 100 Gigabit Ethernet (100GE) data transfer standard as we continued to deploy products within each of our CRS, NCS and ASR 9000 routing portfolios. We also launched the XRv-9000, which brings the maturity and breadth of the Cisco IOS-XR Software operating system to the SDN/NFV virtual world.  These solutions are examples of our intent to continue to combine ASICs, systems, and software to develop NGN Routing products and services aligned with the needs of our customers.
Collaboration
Our Collaboration portfolio integrates voice, video, data, and mobile applications on fixed and mobile networks across a wide range of devices and related IT equipment such as mobile phones, tablets, desktop and laptop computers, and desktop virtualization clients—sometimes collectively referred to as “endpoints”—that people use to access networks. Within our various Collaboration offerings, we strive to create compelling, innovative collaboration technology through the combined power of software, hardware, and the network with delivery in the cloud, on premises, or in a hybrid solution.
Key product areas within our Collaboration category are as follows:

Unified Communications	Conferencing	Cisco TelePresence Systems	Enterprise Mobile Messaging
• IP phones	• Cisco WebEx Meeting Center	• Collaboration desk endpoints	• Cisco Spark
• Call control	• Cisco Collaboration Meeting Rooms	• Collaboration room endpoints
• Call center and messaging		• Immersive systems
• Software-based IM clients		• Cisco TelePresence Server
• Communication gateways and unified communication		• Cisco TelePresence Conductor
We include all of our revenue from WebEx within the Collaboration product category. During fiscal 2015, we expanded our Collaboration offerings to incorporate a new product category called Enterprise Mobile Messaging with the launch of the Cisco Spark cloud-based service including a downloadable application, or “app.” Additionally, we expanded our conferencing category with the addition of our Collaboration Meeting Rooms solution, which strives to bring high-quality web, video, and audio conferencing together in a single application that can be delivered in the cloud, on premises, or as a hybrid solution. We continued to innovate in Cisco TelePresence Systems, with the introduction of the MX800 Dual and the IX5000, the industry’s first three-screen room system to support the H.265 standard. Finally, we extended our Business Edition portfolio of packaged unified communications solutions at both the low end with the BE6000S and at the high end with the BE7000H.

Service Provider Video
Our end-to-end, digital video systems and digital interactive, subscriber devices and Data Over Cable System Interface Specification(DOCSIS) headend and access equipment enable service providers and content originators to deliver entertainment, information, and communication services to consumers and businesses around the world.  Key product areas within our Service Provider Video category are as follows:

Service Provider Video Infrastructure and Cable Access	Service Provider Video Software and Solutions
Set-top boxes:	• Content security systems
• Digital cable and IP set-top boxes	• Digital content management and distribution products
• Video gateways	• Digital headend products
• Digital transport adapters	• Virtualized video processing systems
Cable modems:	• Integration and customization offerings
• Data modems	• Cloud-based end-to-end video entertainment solutions
• Embedded media terminal adapters
• Wireless gateways
Connected Life platforms
Cable/Telecommunications Access Infrastructure:
• Cable modem termination systems (CMTSs)
• Hybrid fiber coaxial (HFC) access network products
• Quadrature amplitude modulation (QAM) products
During fiscal 2015, we began to transform our Service Provider Video portfolio. We began shipping our ultra-fast DOCSIS cable access platform, the cBR-8, which has the capability to scale to multi-gigabit broadband access speeds. We also began the transformation of our video software products to leverage cloud and virtualization technologies and open software. Also, in fiscal 2015, an increasing proportion of our in-home video and data access devices that were sold possessed the capability to run advanced, cloud-based and open software platforms.
On July 22, 2015, we entered into an exclusive agreement to sell the client premises equipment portion of our Service Provider Video connected devices business unit to French-based Technicolor. We will continue to refocus our investments in our Service Provider Video towards cloud, security and software-based services.

Data Center
Data Center has been our fastest growing major product category for each of the past five fiscal years. The Cisco Unified Computing System (UCS), enables Fast IT by combining computing, networking and storage infrastructure with management and virtualization to offer speed, simplicity and scale. Our architecture provides pools of policy-driven, composable infrastructure that customers can optimize for traditional workloads, data analytics and cloud-native applications, all within a common operating environment with an open application program interface (API) for broad interoperability and automation.

Key product areas within our Data Center product category are as follows:

Cisco Unified Computing System (UCS):
• Cisco UCS B-Series Blade Servers
• Cisco UCS C-Series Rack Servers
• Cisco UCS M-Series Modular Servers
• Cisco UCS C3160 Storage Optimized Rack Server
• Cisco UCS Mini branch/remote site computing solution
• Cisco UCS Fabric Interconnects
• Cisco UCS Manager and UCS Director Management Software
Private and Hybrid Cloud:
• Cisco ONE Enterprise Cloud Suite
• Cisco Intercloud Fabric
Server Access Virtualization:
• Cisco Nexus 1000V
During fiscal 2015, we significantly expanded the Cisco UCS portfolio into data-intensive, service provider clouds and edge computing environments. At the edge, Cisco UCS Mini is an all in one solution optimized for branch and remote office, point of scale locations and smaller IT environments. Incorporating Cisco System Link technology and policy based management, the Cisco UCS M-Series dense modular servers and Cisco UCS C3160 capacity optimized storage bring the Cisco UCS architecture advantages to highly parallelized workloads, including cloud and scale out applications. Additionally, we continued to invest in data center infrastructure management and automation software within our Cisco UCS Director product offering, and we introduced our Cisco ONE Enterprise Cloud Suite enabling private and hybrid clouds for enterprise customers. We also enabled cloud providers to offer hybrid cloud solutions to their customers with our Intercloud Fabric offering.
Our Data Center product innovations are designed to accelerate execution on our strategy, which is to enable customers to consolidate both physical and virtualized workloads—taking into account the customers’ unique application requirements—onto a single scalable, centrally managed, and automated system. We offer a portfolio of solutions designed to preserve customer choice, accelerate business initiatives, reduce risk, lower the cost of IT, and represent a comprehensive solution when deployed.
Wireless
Wireless access via wireless fidelity (Wi-Fi) is a fast-growing technology with organizations across the globe investing to provide indoor and outdoor coverage with seamless roaming for voice, video, and data applications. We aim to deliver an optimized user experience over Wi-Fi and leverage the intelligence of the network to solve business problems. Our wireless solutions include wireless access points; standalone, switch-converged, and cloud-managed solutions; and network managed services.  Our wireless solutions portfolio is enhanced with security and location-based services via our Mobility Services Engine (MSE) solution. Our offerings provide users with simplified management and mobile device troubleshooting features designed to reduce operational cost and maximize flexibility and reliability. We are also investing in customized chipset development toward the goal of delivering innovative radio frequency (RF) product functionality for our 802.11ac Wi-Fi. Our High Density Experience (HDX) suite of solutions including Cisco CleanAir proactive spectrum intelligence, our ClientLink solution for mobile devices, and our VideoStream video optimization technology are illustrations of ongoing investment activity in this area.
Key product areas within our Wireless category are as follows:

Cisco Aironet Series
Access Point modules for 3700 Series (802.11ac, 3G, WSSI, LTE/4G) and 3600 Series
Controllers (standalone and integrated)
Meraki wireless cloud solutions

In fiscal 2015, we completed our 802.11ac Access Point portfolio with a comprehensive set of indoor and outdoor access points. In addition, we released two new WLAN controllers, WLC 5520 and WLC 8540, designed to deliver higher capacity to customer networks as they move toward implementing 802.11ac wave 2 access points over the coming years. Our Connected Mobile Experience (CMX), a Wi-Fi based mobile engagement platform that we introduced in fiscal 2013, continued to experience positive momentum as customers seek to leverage Wi-Fi networks to deliver a richer customer experience, improve operational efficiencies and uncover new monetization opportunities. In addition, our fiscal 2013 acquisition of Meraki, Inc. (“Meraki”), a cloud-managed networking company, further strengthens our Unified Access platform by providing scalable, easy-to-deploy, on-premise networking solutions that can be centrally managed from the cloud.
Security
We believe that security is the top IT priority for many of our customers. We further believe that security solutions, when implemented correctly, not only can help to protect the digital economy but also can be a business enabler that safeguards business interests, protects customer experience and thereby creates competitive advantage. Cisco has invested in security through its build, buy, and partner strategy to embed security throughout the extended network from network to endpoint and data center to cloud.
Our security portfolio of products and services is designed to offer a comprehensive solution that collects and shares intelligence with a coordinated focus on threats across the entire attack continuum-before, during, and after an attack. These solutions include network and data center security, advanced threat protection, web and email security, access and policy, unified threat management, and advisory, integration, and managed services.
During fiscal 2015, we announced the industry’s first threat-focused next-generation firewall (NGFW) solution. We integrated our FirePOWER Services solution (Sourcefire’s NGIPS) within our Advanced Security Appliances (ASA) portfolio to create the industry’s first threat-centric NGFW solutions. Also, we introduced several new hardware platforms that can also be enabled with FirePOWER Services such as ASA 5506-X, 5508-X, 5516-X, 5506H and the high performance FirePOWER 9300.
In fiscal 2015, we continued to accelerate the delivery of solutions with new advanced threat protection capabilities. We integrated our Advanced Malware Protection (AMP) for networks solutions designed to deliver advanced protections as an option to our threat-centric NGFW. We also delivered ThreatGRID appliances based on the Cisco UCS platform. These platforms offer dynamic malware analysis and threat intelligence solutions. We also integrated our Cognitive Threat Analytics offering within our Cloud Web Security solution, which is designed to provide a sophisticated method for detecting advanced threats utilizing machine learning and advanced analytical techniques. We also announced several new offerings designed to embed security throughout the extended network—from the data center out to endpoints, branch offices and the cloud. These solutions include Cisco AnyConnect featuring Cisco AMP for Endpoints, FirePOWER Services solutions for Cisco Integrated Services Routers (ISRs), Ruggedized Cisco ASA with FirePOWER Services, Cloud Hosted Identity Service, and Adaptive Security Virtual Appliance for the Amazon Web Services platform.
In the fourth quarter of fiscal 2015, we announced our intent to acquire OpenDNS, a company whose solutions are designed to deliver security to any device, anytime, anywhere, and thereby help enable our customers to more confidently leverage cloud applications without compromising security or visibility.
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
Advanced services are part of a comprehensive program that is focused on providing responsive, preventive, and consultative support of our technologies for specific networking needs. We are investing in and expanding our advanced services in the areas of cloud, security, consulting and analytics which reflects our strategy of selling customer outcomes.  Further extending our operational capabilities, we announced our intent to acquire MaintenanceNet, a cloud-based software platform that uses data analytics and automation to manage renewals of recurring customer contracts.

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
Service Providers
Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. This customer market category includes regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also group media, broadcast, and content providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based services and content-based and application-based services. Service providers use a variety of our routing and switching, optical, security, video, mobility, and network management products, systems, and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the scale and complexity of their networks, which requirements are addressed, we believe, by our architectural approach.
Commercial
We define commercial businesses as companies which typically have fewer than 1,000 employees. The larger, or midmarket, customers within the commercial market are served by a combination of our direct salesforce and our channel partners. These customers typically require the latest advanced technologies that our enterprise customers demand, but with less complexity. Small businesses, or companies with fewer than 100 employees, require information technologies and communication products that are easy to configure, install, and maintain. These smaller companies within the commercial market are primarily served by our channel partners.
Public Sector
Public sector entities include federal governments, state and local governments, as well as educational institution customers. Many public sector entities have unique IT, collaboration, and networking needs within a multivendor environment. We sell to public sector entities through a network of third-party application and technology vendors and channel partners, as well as direct sales to these customers.

Sales Overview
As of the end of fiscal 2015, our worldwide sales and marketing departments consisted of approximately 25,000 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in 93 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other resellers, and distributors.
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
Channels financing arrangements
End-user financing arrangements
For additional information regarding these financing arrangements, see Note 7 to the Consolidated Financial Statements.
Product Backlog
Our product backlog at July 25, 2015, the last day of fiscal 2015, was approximately $5.1 billion, compared with product backlog of approximately $5.4 billion at July 26, 2014, the last day of fiscal 2014. The product backlog includes orders confirmed for products planned to be shipped within 90 days to customers with approved credit status. Because of the generally short cycle between order and shipment and occasional customer changes in delivery schedules or cancellation of orders (which are made without significant penalty), we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.

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
Accenture Ltd; Apple Inc.; AT&T Inc.; Cap Gemini S.A.; Citrix Systems, Inc.; EMC Corporation; Fujitsu Limited; Intel Corporation; International Business Machines Corporation; Italtel SpA; Johnson Controls Inc.; Microsoft Corporation; NetApp, Inc.; Nokia Siemens Networks; Oracle Corporation; Red Hat, Inc.; SAP AG; Sprint Nextel Corporation; Tata Consultancy Services Ltd.; VCE Company, LLC (“VCE”); VMware, Inc.; Wipro Limited; and others.
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
Our competitors include Alcatel-Lucent; Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Avaya Inc.; Blue Jeans Networks, Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Lenovo Group Limited; Microsoft Corporation; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Ruckus Wireless, Inc.; Symantec Corporation; Ubiquiti Networks and VMware, Inc.; among others.
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

Research and Development
We regularly seek to introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Switching, NGN Routing, Collaboration, Service Provider Video, Data Center, Wireless, Security, and Other Product technologies, for this purpose. Our research and development expenditures were $6.2 billion, $6.3 billion, and $5.9 billion in fiscal 2015, 2014, and 2013, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of increased focus include, but are not limited to, our core routing and switching products, collaboration, and products related to the data center. Our expenditures for research and development costs were expensed as incurred.
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
Employees
Employees are summarized as follows:

July 25, 2015
Employees by geography:
United States	36,222
Rest of world	35,611
Total	71,833
Employees by line item on the Consolidated Statements of Operations:
Cost of sales (1)	17,186
Research and development	22,542
Sales and marketing	24,762
General and administrative	7,343
Total	71,833
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
Executive Officers of the Registrant
The following table shows the name, age, and position as of August 31, 2015 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	49	Chief Executive Officer and Director
John T. Chambers	66	Executive Chairman
Mark Chandler	59	Senior Vice President, Legal Services, General Counsel and Secretary, and Chief Compliance Officer
Chris Dedicoat	58	Executive Vice President, Worldwide Sales
Rebecca Jacoby	53	Senior Vice President and Chief of Operations
Kelly A. Kramer	48	Executive Vice President and Chief Financial Officer
Pankaj Patel	61	Executive Vice President and Chief Development Officer, Global Engineering
Karen Walker	53	Senior Vice President and Chief Marketing Officer
Mr. Robbins has served as Chief Executive Officer since July 2015 and as a member of the Board of Directors since May 2015. He joined Cisco in December 1997, from which time until March 2002 he held a number of managerial positions within Cisco’s sales organization. Mr. Robbins was promoted to Vice President in March 2002, assuming leadership of Cisco’s U.S. channel sales organization. Additionally, in July 2005 he assumed leadership of Cisco’s Canada channel sales organization. In December 2007, Mr. Robbins was promoted to Senior Vice President, U.S. Commercial, and in August 2009 he was appointed Senior Vice President, U.S. Enterprise, Commercial and Canada. In July 2011, Mr. Robbins was named Senior Vice President, Americas. In October 2012, Mr. Robbins was promoted to Senior Vice President, Worldwide Field Operations, in which position he served until assuming the role of Chief Executive Officer.

Mr. Chambers has served as a member of the Board of Directors since November 1993. Mr. Chambers, who was appointed Executive Chairman in July 2015, served as Cisco’s Chief Executive Officer from January 1995 until July 2015, and he also served as President from January 1995 to November 2006. He joined Cisco as Senior Vice President in January 1991 and was promoted to Executive Vice President in June 1994, prior to assuming the roles of President and Chief Executive Officer in January 1995. Before joining Cisco, Mr. Chambers was employed by Wang Laboratories, Inc. for eight years, where, in his last role, he was the Senior Vice President of U.S. Operations.
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
Mr. Dedicoat joined Cisco in June 1995 and has held various leadership positions within Cisco’s sales organization. From June 1995 through April 1999, he served as a manager and then as a director within the United Kingdom portion of Cisco’s Europe sales organization, overseeing both commercial and enterprise accounts. In April 1999, Mr. Dedicoat was appointed Vice President, Europe, and in June 2003 he was promoted to Senior Vice President, Europe, serving as Cisco’s lead sales executive for Europe. In July 2011, Mr. Dedicoat was appointed Senior Vice President, EMEA (Europe, Middle East, and Africa). Mr. Dedicoat was appointed to his current position effective July 2015.
Ms. Jacoby joined Cisco in March 1995 and has held a number of leadership positions with Cisco. She served, successively, as a manager, director and vice president within Cisco’s global supply chain organization from March 1995 until November 2003. In November 2003, Ms. Jacoby assumed the role of Vice President, Customer Service and Operations Systems, serving in this capacity until October 2006 when she was appointed Senior Vice President and Chief Information Officer (CIO) of Cisco. Ms. Jacoby held the SVP/CIO position until being promoted to her current position effective July 2015. She is a member of the board of directors of McGraw Hill Financial, Inc.
Ms. Kramer joined Cisco in January 2012 as Senior Vice President, Corporate Finance. She served in that position until October 2014 and served as Cisco’s Senior Vice President, Business Technology and Operations Finance from October 2013 until December 2014. She was appointed to her current position effective January 2015. From January 2009 until she joined Cisco, Ms. Kramer served as Vice President and Chief Financial Officer of GE Healthcare Systems. Ms. Kramer served as Vice President and Chief Financial Officer of GE Healthcare Diagnostic Imaging from August 2007 to January 2009 and as Chief Financial Officer of GE Healthcare Biosciences from January 2006 to July 2007. Prior to that, Ms. Kramer held various leadership positions with GE corporate and other GE businesses.
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
Ms. Walker joined Cisco in November 2008 serving from November 2008 through January 2012 as Vice President, Services Marketing. From February 2012 to January 2013, Ms. Walker served as Senior Vice President, Segment, Services and Partner Marketing, and from February 2013 until May 2015 as Senior Vice President, Go To Market. In May 2015, Ms. Walker was promoted to her current position. Ms. Walker joined Cisco from Hewlett-Packard, where she held business and consumer leadership positions including Vice President of Alliances and Marketing for HP Services, and Vice President of Strategy and Marketing for both the Consumer Digital Entertainment and Personal Systems groups.

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
The global macroeconomic environment has been challenging and inconsistent. Instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world, the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, and we expect that this weakness will continue for at least a few quarters.
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
Our revenue may grow at a slower rate than in past periods or decline as it did in fiscal 2014 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the second half of fiscal 2015, our level of product gross margins have declined in recent periods and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Although sales to the service provide segment increased in the fourth quarter of fiscal 2015, at various times in the past, including in fiscal 2014 and the first three quarters of fiscal 2015, we experienced significant weakness in sales to service providers. We could again experience declines in sales to the service provide market and, as has been the case in the past, such sales weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product categories such as data center and collaboration and in key growth areas. For example, as products related to network programmability, such as software-defined-networking products, become more prevalent, we expect to face increased competition from companies that develop networking products based on commoditized hardware, referred to as "white box" hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.
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
The fact that we do not own or operate the bulk of our manufacturing facilities and that we are reliant on our extended supply chain could have an adverse impact on the supply of our products and on our business and operating results:

•	Any financial problems of either contract manufacturers or component suppliers could either limit supply or increase costs

•	Reservation of manufacturing capacity at our contract manufacturers by other companies, inside or outside of our industry, could either limit supply or increase costs

•	Industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, could either limit supply or increase costs
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand in the industry for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur in a period of demand uncertainties such as we are currently experiencing. There can be no assurance that we will not encounter these problems in the future. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
One such market transition we are focusing on is the move towards more programmable, flexible and virtual networks. In our view, this evolution is in its very early stages, and we believe the successful products and solutions in this market will combine ASICs, hardware and software elements together. Other examples include our focus on the IoE market transition, a potentially significant transition in the IT industry, and a transition in cloud where we are architecting the Cisco Intercloud solution.
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
Our strategy is to lead our customers in their digital transition with solutions including pervasive, industry-leading security that intelligently connect nearly everything that can be connected. Over the last few years, we have been transforming our business to move from selling individual products and services to selling products and services integrated into architectures and solutions. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, our business could be harmed.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-

offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings.
In August 2014, as part of our strategy of continuing to invest in growth, innovation and talent, while also managing costs and driving efficiencies, we announced a restructuring plan. We began taking action under this plan in the first quarter of fiscal 2015 and expect this plan to be substantially completed during the first half of fiscal 2016. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. We expect that the weakness we experienced in recent periods in several emerging countries will continue for at least a few quarters. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	Foreign currency exchange rates

•	Political or social unrest

•
Economic instability or weakness or natural disasters in a specific country or region, including the current economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $262 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.2 billion for various penalties, all determined using an exchange rate as of July 25, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 3, “Legal Proceedings,” contained in Part I of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
We had senior unsecured notes outstanding in an aggregate principal amount of $25.3 billion as of July 25, 2015 that mature at specific dates from calendar year 2015 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of July 25, 2015. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $3.25 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

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
Outside the United States our operations are conducted primarily in leased sites, such as our Globalisation Centre East campus in Bangalore, India. Other significant sites (in addition to the two non-U.S. headquarters locations) are located in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $262 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.2 billion for various penalties, all determined using an exchange rate as of July 25, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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

(a)
Cisco common stock is traded on the NASDAQ Global Select Market under the symbol CSCO. Information regarding quarterly cash dividends declared on Cisco’s common stock during fiscal 2015 and 2014 may be found in Supplementary Financial Data on page 121 of this report. There were 45,778 registered shareholders as of September 3, 2015. The high and low common stock sales prices per share for each period were as follows:

	FISCAL 2015		FISCAL 2014
Fiscal Quarter	High	Low	High	Low
First quarter	$26.01	$22.49	$26.49	$22.10
Second quarter	$28.70	$23.60	$24.00	$20.22
Third quarter	$30.31	$25.92	$23.64	$21.27
Fourth quarter	$29.90	$26.84	$26.08	$22.43

(b)	Not applicable.

(c)	Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 26, 2015 to May 23, 2015	13	$29.24	13	$4,953
May 24, 2015 to June 20, 2015	9	$28.91	9	$4,676
June 21, 2015 to July 25, 2015	13	$27.78	13	$4,321
Total	35	$28.62	35
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 25, 2015, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. During fiscal 2015, we repurchased and retired 155 million shares of our common stock at an average price of $27.22 per share for an aggregate purchase price of $4.2 billion. As of July 25, 2015, we had repurchased and retired 4.4 billion shares of our common stock at an average price of $20.86 per share for an aggregate purchase price of $92.7 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $4.3 billion with no termination date.
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
The following graph shows a five-year comparison of the cumulative total shareholder return on Cisco common stock with the cumulative total returns of the S&P 500 Index, and the S&P Information Technology Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on the date specified. Shareholder returns over the indicated period are based on historical data and should not be considered indicative of future shareholder returns.

Comparison of 5-Year Cumulative Total Return Among Cisco Systems, Inc.,
the S&P 500 Index, and the S&P Information Technology Index

	July 2010	July 2011	July 2012	July 2013	July 2014	July 2015
Cisco Systems, Inc.	$100.00	$69.73	$69.58	$116.48	$122.35	$137.82
S&P 500	$100.00	$119.65	$131.20	$163.75	$195.53	$209.77
S&P Information Technology	$100.00	$119.20	$134.33	$149.30	$195.90	$215.76

Item 6.	Selected Financial Data
Five Years Ended July 25, 2015 (in millions, except per-share amounts)

Years Ended	July 25, 2015 (3)	July 26, 2014 (1) (3)	July 27, 2013 (2) (3)	July 28, 2012 (3)	July 30, 2011 (3)
Revenue	$49,161	$47,142	$48,607	$46,061	$43,218
Net income	$8,981	$7,853	$9,983	$8,041	$6,490
Net income per share—basic	$1.76	$1.50	$1.87	$1.50	$1.17
Net income per share—diluted	$1.75	$1.49	$1.86	$1.49	$1.17
Shares used in per-share calculation—basic	5,104	5,234	5,329	5,370	5,529
Shares used in per-share calculation—diluted	5,146	5,281	5,380	5,404	5,563
Cash dividends declared per common share	$0.80	$0.72	$0.62	$0.28	$0.12
Net cash provided by operating activities	$12,552	$12,332	$12,894	$11,491	$10,079
	July 25, 2015	July 26, 2014	July 27, 2013	July 28, 2012	July 30, 2011
Cash and cash equivalents and investments	$60,416	$52,074	$50,610	$48,716	$44,585
Total assets	$113,481	$105,070	$101,138	$91,697	$87,026
Debt	$25,354	$20,845	$16,158	$16,266	$16,753
Deferred revenue	$15,183	$14,142	$13,423	$12,880	$12,207

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

(3)
Net income for the year ended July 30, 2011 included restructuring and other charges of $694 million, net of tax.  Cisco also incurred restructuring charges in fiscal 2012 through fiscal 2015. See Note 5 to the Consolidated Financial Statements.

No other factors materially affected the comparability of the information presented above.
In the fourth quarter of fiscal 2015, Cisco adopted Accounting Standards Update 2015-03 regarding simplifying the presentation of debt issuance costs. Cisco applied this update retrospectively to all periods presented in accordance with the provisions of the update.

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
OVERVIEW
Cisco designs and sells broad lines of products, provides services and delivers integrated solutions to develop and connect networks around the world, building the Internet.  Over the last 30 plus years, we have been the world’s leader in connecting people, things and technologies - to each other and to the Internet - realizing our vision of changing the way the world works, lives, plays and learns.
Today, we have over 70,000 employees in over 400 offices worldwide who design, produce, sell, and deliver integrated products, services, and solutions. Over time, we have expanded to new markets that are a natural extension of our core networking business, as the network has become the platform for automating, orchestrating, integrating, and delivering an ever-increasing array of information technology (IT)–based products and services.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 25, 2015	July 26, 2014	Variance		July 25, 2015	July 26, 2014	Variance
Revenue	$12,843	$12,357	3.9%		$49,161	$47,142	4.3%
Gross margin percentage	60.2%	59.9%	0.3	pts	60.4%	58.9%	1.5	pts
Research and development	$1,548	$1,593	(2.8)%		$6,207	$6,294	(1.4)%
Sales and marketing	$2,549	$2,473	3.1%		$9,821	$9,503	3.3%
General and administrative	$536	$508	5.5%		$2,040	$1,934	5.5%
Total R&D, sales and marketing, general and administrative	$4,633	$4,574	1.3%		$18,068	$17,731	1.9%
Total as a percentage of revenue	36.1%	37.0%	(0.9)	pts	36.8%	37.6%	(0.8)	pts
Amortization of purchased intangible assets included in operating expenses	$146	$68	114.7%		$359	$275	30.5%
Restructuring and other charges	$73	$82	(11.0)%		$484	$418	15.8%
Operating income as a percentage of revenue	22.4%	21.7%	0.7	pts	21.9%	19.8%	2.1	pts
Income tax percentage	20.9%	19.1%	1.8	pts	19.8%	19.2%	0.6	pts
Net income	$2,319	$2,247	3.2%		$8,981	$7,853	14.4%
Net income as a percentage of revenue	18.1%	18.2%	(0.1)	pts	18.3%	16.7%	1.6	pts
Earnings per share—diluted	$0.45	$0.43	4.7%		$1.75	$1.49	17.4%

Fiscal 2015 Compared with Fiscal 2014—Financial Performance
Total revenue increased by 4% as compared with fiscal 2014, with product and service revenue each increasing by 4%. Total gross margin increased by 1.5 percentage points, as we experienced stable gross margins and the absence in fiscal 2015 of a $655 million supplier component remediation charge recorded in fiscal 2014. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.8 percentage points, primarily as a result of higher acquisition-related compensation expense in fiscal 2014. Operating income as a percentage of revenue increased by 2.1 percentage points. Diluted earnings per share increased by 17% from the prior year, as a result of both a 14% increase in net income and a decrease in diluted share count by 135 million shares.
In fiscal 2015, revenue increased by $2.0 billion as compared with fiscal 2014. Revenue from the Americas increased by $1.9 billion, driven in large part by higher product revenue in the United States. EMEA revenue increased $0.3 billion, led by higher product revenue in the United Kingdom. Revenue in our APJC segment decreased $0.2 billion, led by a product revenue decline in China. We experienced decreased product revenue in the emerging countries of China and Russia and increased revenue in Mexico, India and Brazil, as the “BRICM” countries experienced, in the aggregate, a product revenue decline of 4%. We believe that the product revenue declines we experienced in various emerging countries reflected the impact of economic and geopolitical challenges in those countries.
From a customer market standpoint, in fiscal 2015 we experienced solid product revenue growth in the commercial, public sector and enterprise markets, while the service provider market continued to decline. The decline in service provider market was driven by the product revenue decline in our Service Provider Video category.
From a product category perspective, the product revenue increase of 4% year-over-year was driven in part by product revenue growth in our core Switching and NGN Routing products which grew 5% and 1%, respectively. We also experienced an increase in revenue from Data Center and Security products which grew 22% and 12%, respectively. Our other major product categories experienced revenue growth with the exception of Service Provider Video which decreased by 10%. Our deferred product revenue grew 21% year-over-year driven by subscription and software revenue arrangements, with strength in Collaboration, Security and Wireless. Service revenue increased by 4% year over year.
In summary, during fiscal 2015, we achieved solid and profitable revenue growth despite encountering challenges similar to those we experienced during fiscal 2014 in the service provider market and certain emerging countries.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2015, as compared with the corresponding period in fiscal 2014, total revenue grew 4%, as product and service revenue each increased by 4%. With regard to our geographic segment performance, on a year-over-year basis revenue in the Americas increased by 7%, while EMEA and APJC were both flat. From a product category perspective, product revenue growth was driven by growth from Collaboration and Data Center products, as each grew 14% year over year. Total gross margin increased by 0.3 percentage points. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 0.9 percentage points. Operating income as a percentage of revenue increased by 0.7 percentage points. Diluted earnings per share increased by 5% from the prior year, primarily as a result of both a 3% increase in net income and a decrease in our diluted share count by 41 million shares.
Strategy and Focus Areas
We see our customers, in every industry, increasingly using technology—and, specifically, the network—to grow their business, drive efficiencies, and try to gain a competitive advantage. In this increasingly digital world, data is the most strategic asset and is increasingly distributed across every organization and ecosystem—on customer premises, at the edge of the network, and in the cloud. The network also plays an increasingly important role enabling our customers to aggregate, automate, and draw insights from this highly distributed data where there is a premium on security and speed. This is driving them to adopt entirely new IT architectures and organizational structures. We understand how technology can deliver the outcomes our customers want to achieve, and our strategy is to lead our customers in their digital transition with solutions including pervasive, industry-leading security that intelligently connect nearly everything that can be connected.
To deliver on our strategy, we are focused on providing highly secure, automated and intelligent solutions built on infrastructure that connects data that is highly distributed (globally dispersed across organizations). Together with our ecosystem of partners and developers, we aim to provide the technology, services, and solutions that we believe will enable our customers to gain insight and advantage from this distributed data with scale, security and agility.
For a full discussion of our strategy and focus areas, see Item 1. Business.
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2015 compared with fiscal 2014 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	Fiscal 2015	Fiscal 2014
Cash and cash equivalents and investments	$60,416	$52,074
Cash provided by operating activities	$12,552	$12,332
Deferred revenue	$15,183	$14,142
Repurchases of common stock—stock repurchase program	$4,234	$9,539
Dividends	$4,086	$3,758
DSO	38 days	38 days
Inventories	$1,627	$1,591
Annualized inventory turns	12.1	12.7
Our product backlog at the end of fiscal 2015 was $5.1 billion, or 10% of fiscal 2015 total revenue, compared with $5.4 billion at the end of fiscal 2014, or 12% of fiscal 2014 total revenue.

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during fiscal 2015, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.
Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $5.4 billion and $4.5 billion as of July 25, 2015 and July 26, 2014, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance milestones. Our deferred revenue for services was $9.8 billion and $9.6 billion as of July 25, 2015 and July 26, 2014, respectively.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	July 25, 2015	July 26, 2014
Allowance for doubtful accounts	$302	$265
Percentage of gross accounts receivable	5.4%	4.9%
Allowance for credit loss—lease receivables	$259	$233
Percentage of gross lease receivables (1)	7.2%	6.2%
Allowance for credit loss—loan receivables	$87	$98
Percentage of gross loan receivables	4.9%	5.8%
(1) Calculated as allowance for credit loss on lease receivables as a percentage of gross lease receivables and residual value before unearned income.
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of July 25, 2015 and July 26, 2014 was $129 million and $135 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.6 billion as of each July 25, 2015 and July 26, 2014. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 25, 2015, the liability for these purchase commitments was $156 million, compared with $162 million as of July 26, 2014, and was included in other current liabilities.

Our provision for inventory was $54 million, $67 million, and $114 million in fiscal 2015, 2014, and 2013, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $102 million, $124 million, and $106 million in fiscal 2015, 2014, and 2013, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
We have recorded a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. In February 2014, on the basis of the growing number of failures as described in Note 12 (f) to the Consolidated Financial Statements, we decided to expand our approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarter of fiscal 2015, we recorded an adjustment to product cost of sales of $164 million to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. Estimating this liability is complex and subjective, and if we experience changes in a number of underlying assumptions and estimates such as a change in claims compared with our expectations, or if the cost of servicing these claims is different than expected, our estimated liability may be impacted.
Our liability for product warranties, included in other current liabilities, was $449 million as of July 25, 2015, compared with $446 million as of July 26, 2014. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during fiscal 2015, 2014, and 2013 was $696 million, $704 million, and $649 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $53.5 billion as of July 25, 2015, compared with $45.3 billion as of July 26, 2014. Our fixed income investment portfolio, as of July 25, 2015, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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

Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2015 and 2014, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of July 25, 2015. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of July 25, 2015 and July 26, 2014.
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
There were no impairment charges on our investments in publicly traded equity securities in fiscal 2015 and 2013, and we recognized $11 million of such impairment charges in earnings for fiscal 2014. There were no impairment charges on our investments in fixed income securities in fiscal 2015, 2014, and 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
We also have investments in privately held companies, some of which are in the startup or development stages. As of July 25, 2015, our investments in privately held companies were $897 million, compared with $899 million as of July 26, 2014, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $41 million, $23 million, and $33 million in fiscal 2015, 2014, and 2013, respectively.
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

The goodwill recorded in the Consolidated Balance Sheets as of July 25, 2015 and July 26, 2014 was $24.5 billion and $24.2 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill resulting from our annual impairment testing in fiscal 2015, 2014, and 2013. For the annual impairment testing in fiscal 2015, the excess of the fair value over the carrying value for each of our reporting units was $40.8 billion for the Americas, $32.6 billion for EMEA, and $12.9 billion for APJC. During the fourth quarter of fiscal 2015, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $175 million during fiscal 2015. There were no impairment charges related to purchased intangible assets during fiscal 2014 and fiscal 2013. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.8%, 19.2%, and 11.1% in fiscal 2015, 2014, and 2013, respectively.
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

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Years Ended			2015 vs. 2014		2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Revenue:
Product	$37,750	$36,172	$38,029	$1,578	4.4%	$(1,857)	(4.9)%
Percentage of revenue	76.8%	76.7%	78.2%
Service	11,411	10,970	10,578	441	4.0%	392	3.7%
Percentage of revenue	23.2%	23.3%	21.8%
Total	$49,161	$47,142	$48,607	$2,019	4.3%	$(1,465)	(3.0)%

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2015 vs. 2014		2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Revenue:
Americas	$29,655	$27,781	$28,639	$1,874	6.7%	$(858)	(3.0)%
Percentage of revenue	60.3%	58.9%	58.9%
EMEA	12,322	12,006	12,210	316	2.6%	(204)	(1.7)%
Percentage of revenue	25.1%	25.5%	25.1%
APJC	7,184	7,355	7,758	(171)	(2.3)%	(403)	(5.2)%
Percentage of revenue	14.6%	15.6%	16.0%
Total	$49,161	$47,142	$48,607	$2,019	4.3%	$(1,465)	(3.0)%
Fiscal 2015 Compared with Fiscal 2014
For fiscal 2015, as compared with fiscal 2014, total revenue increased by 4%, as product and service revenue each increased by 4%. Our total revenue grew in our Americas and EMEA geographic segments, while revenue declined in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a 4% product revenue decline, with declines in China and Russia partially offset by increases in the other three BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during fiscal 2015, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in fiscal 2015, and in particular our revenue for EMEA and APJC, was adversely affected by the depreciation of certain currencies relative to the U.S. dollar especially in certain emerging countries, although the indirect effects are difficult to measure.
In addition to the impact of macroeconomic factors, including a reduced IT spending environment and reductions in spending by government entities, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to our channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment. As has been the case in certain of our emerging countries from time to time, customers require greater levels of financing arrangements, service, and support, and these activities may occur in future periods, which may also impact the timing of the recognition of revenue.

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
Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2015 vs. 2014		2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$22,261	$20,631	$21,653	$1,630	7.9%	$(1,022)	(4.7)%
Percentage of product revenue	59.0%	57.0%	57.0%
EMEA	9,856	9,655	10,049	201	2.1%	(394)	(3.9)%
Percentage of product revenue	26.1%	26.7%	26.4%
APJC	5,633	5,886	6,327	(253)	(4.3)%	(441)	(7.0)%
Percentage of product revenue	14.9%	16.3%	16.6%
Total	$37,750	$36,172	$38,029	$1,578	4.4%	$(1,857)	(4.9)%
Americas
Fiscal 2015 Compared with Fiscal 2014
The increase in product revenue in the Americas segment of 8% was led by solid growth in the public sector, commercial and enterprise markets. The product revenue growth in the public sector market was due primarily to higher sales to the U.S. federal government and, to a lesser extent, higher sales to state and local governments. The product revenue growth in the enterprise and commercial markets was driven by strength in the United States. We experienced a product revenue decline in the service provider market in this segment. From a country perspective, product revenue increased by 8% in the United States, 34% in Mexico, and 2% in Brazil.
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
EMEA
Fiscal 2015 Compared with Fiscal 2014
Product revenue in the EMEA segment increased by 2%, driven by growth in the commercial, public sector and enterprise markets. Product revenue in the service provider market was flat. Product revenue from emerging countries within EMEA increased by 1% and product revenue for the remainder of EMEA grew by 2%.
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

APJC
Fiscal 2015 Compared with Fiscal 2014
The decrease in product revenue in the APJC segment of 4% was led by a significant decline in the service provider market and, to a lesser degree, in the public sector and enterprise markets. These decreases were partially offset by growth in the commercial market. From a country perspective, product revenue decreased by 21% in China and 5% in Japan. We experienced product revenue growth of 15% in India and 8% in Australia.
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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Years Ended			2015 vs. 2014		2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$14,741	$14,001	$14,711	$740	5.3%	$(710)	(4.8)%
Percentage of product revenue	39.1%	38.7%	38.7%
NGN Routing	7,704	7,609	8,168	95	1.2%	(559)	(6.8)%
Percentage of product revenue	20.4%	21.0%	21.5%
Collaboration	4,000	3,815	4,057	185	4.8%	(242)	(6.0)%
Percentage of product revenue	10.6%	10.5%	10.7%
Service Provider Video	3,555	3,969	4,855	(414)	(10.4)%	(886)	(18.2)%
Percentage of product revenue	9.4%	11.0%	12.8%
Data Center	3,220	2,640	2,074	580	22.0%	566	27.3%
Percentage of product revenue	8.5%	7.3%	5.5%
Wireless	2,542	2,293	2,257	249	10.9%	36	1.6%
Percentage of product revenue	6.7%	6.3%	5.9%
Security	1,747	1,566	1,348	181	11.6%	218	16.2%
Percentage of product revenue	4.6%	4.3%	3.5%
Other	241	279	559	(38)	(13.6)%	(280)	(50.1)%
Percentage of product revenue	0.7%	0.9%	1.4%
Total	$37,750	$36,172	$38,029	$1,578	4.4%	$(1,857)	(4.9)%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Switching
Fiscal 2015 Compared with Fiscal 2014
The increase in revenue in our Switching product category of 5%, or $740 million, was driven by a 9%, or $826 million, increase in revenue from our LAN fixed-configuration switches and, to a lesser extent, a 24%, or $102 million, increase in sales of storage products. Revenue from LAN fixed-configuration switches increased due to higher sales of most of our Cisco Nexus Series Switches and Cisco Catalyst Series Switches within this category. We experienced a decrease in revenue from our modular switches of 4%, or $188 million, driven by lower sales of Cisco Catalyst 6500-E Series Switches and Cisco Nexus 7000 Series Switches.
Fiscal 2014 Compared with Fiscal 2013
Revenue in our Switching product category decreased by 5%, or $710 million driven by a 12%, or $656 million, decrease in revenue from our modular switches. Revenue from our modular switches decreased due to lower sales of Cisco Catalyst 6000 Series Switches. We also experienced a 3% decrease in sales of storage products within this category. Revenue from our LAN fixed-configuration switches was relatively flat year over year, as lower sales of most of our fixed-configuration Cisco Catalyst Series Switches and fixed-configuration Cisco Nexus Series Switches were offset by the continued adoption of Cisco Catalyst 3850 Series Switches and Cisco Nexus 6000 Series Switches.

NGN Routing
Fiscal 2015 Compared with Fiscal 2014
Revenue in our NGN Routing product category increased by 1%, or $95 million, driven by a 6%, or $248 million, increase in revenue from our high-end router products and a slight increase in revenue from our midrange and low-end router products, partially offset by 28%, or $171 million, decrease in revenue from other NGN Routing products. Revenue from high-end router products increased due to an increase in revenue from most products within our Cisco ASR category and the adoption of our Cisco NCS platform and CRS-X, partially offset by lower sales of our legacy high-end router products. The slight increase in revenue from our midrange and low-end router products was due to higher sales of our Cisco ISR products, partially offset by lower sales of certain of our access products. Revenue from other NGN Routing products decreased primarily due to lower sales of certain optical networking products.
Fiscal 2014 Compared with Fiscal 2013
The decrease in revenue in our NGN Routing product category of 7%, or $559 million, was driven by a 6%, or $278 million, decrease in revenue from high-end router products; an 8%, or $227 million, decrease in revenue from our midrange and low-end router products; and an 8%, or $54 million, decrease in revenue from other NGN Routing products. Revenue from our high-end products decreased due to lower sales of Cisco CRS-3 Carrier Routing System products and our legacy high-end router products, partially offset by increased sales of our Cisco ASR edge products. The decrease in revenue from our midrange and low-end router products was driven by lower sales of our Cisco ISR products. Revenue from other NGN Routing products decreased due to lower sales of certain optical networking products.
Collaboration
Fiscal 2015 Compared with Fiscal 2014
Revenue in our Collaboration product category increased by 5%, or $185 million, due to increased revenue from our Unified Communications products as a result of higher software revenue and a slight increase in revenue from phones. Higher revenue from our Cisco TelePresence and conferencing products also contributed to the increase. Revenue from Cisco TelePresence products increased due to higher revenue in endpoint products as a result of new product introductions. The increase in conferencing revenue was a result of higher recurring revenue. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.
Fiscal 2014 Compared with Fiscal 2013
We continue to increase the proportion of recurring revenue in our Collaboration product category. Overall, revenue in our Collaboration product category decreased by 6%, or $242 million, primarily due to decreased revenue from our Cisco TelePresence and Unified Communications products, driven by weakness in endpoint products such as phones. These decreases were partially offset by higher revenue from our conferencing products.
Service Provider Video
Fiscal 2015 Compared with Fiscal 2014
The decrease in revenue from our Service Provider Video product category of 10%, or $414 million, was driven by a 16%, or $332 million, decrease in sales of our Service Provider Video infrastructure products, due primarily to lower sales of set-top boxes. We also experienced a decrease in revenue from cable access products within this product category.
On July 22, 2015, we entered into an exclusive agreement to sell the client premises equipment portion of our Service Provider Video connected devices business unit to French-based Technicolor. We will continue to refocus our investments in Service Provider Video towards cloud, security and software-based services.
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

Data Center
Fiscal 2015 Compared with Fiscal 2014
Revenue in our Data Center product category grew by 22%, or $580 million, with sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.
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
Wireless
Fiscal 2015 Compared with Fiscal 2014
Revenue in our Wireless product category increased by 11%, or $249 million, driven by continued growth in sales of Meraki products combined with continued strength in our 802.11ac portfolio. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.
Fiscal 2014 Compared with Fiscal 2013
We continue to increase the proportion of recurring revenue in our Wireless product category. Revenue in our Wireless product category increased by 2%, or $36 million, due to an increase in sales of Meraki products, which we acquired in the second quarter of fiscal 2013, partially offset by lower sales of other wireless products.
Security
Fiscal 2015 Compared with Fiscal 2014
Revenue in our Security product category was up 12%, or $181 million, driven primarily by sales of Sourcefire products and, to a lesser extent, by higher sales of our high-end firewall products within our network security product portfolio. This increase was partially offset by a slight decrease in revenue from our content security products due to lower sales of web and e-mail security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
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
Other Products
We experienced a year-over-year decrease in revenue in our Other Products category for fiscal 2015 due in large part to the decrease in sales of our other networking products. The year-over-year decrease in revenue in our Other Products category for fiscal 2014 was due in large part to the sale of our Linksys product line in the third quarter of fiscal 2013.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Years Ended			2015 vs. 2014		2014 vs. 2013
Years Ended	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$7,394	$7,150	$6,986	$244	3.4%	$164	2.3%
Percentage of service revenue	64.8%	65.2%	66.1%
EMEA	2,466	2,351	2,161	115	4.9%	190	8.8%
Percentage of service revenue	21.6%	21.4%	20.4%
APJC	1,551	1,469	1,431	82	5.6%	38	2.7%
Percentage of service revenue	13.6%	13.4%	13.5%
Total	$11,411	$10,970	$10,578	$441	4.0%	$392	3.7%
Fiscal 2015 Compared with Fiscal 2014
Service revenue increased across all of our geographic segments. Worldwide technical support services revenue increased by 3% and worldwide advanced services revenue increased by 6%, driven by growth in subscription revenues. Technical support services revenue experienced relatively balanced growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to consulting support services for specific customer network needs, grew across all geographic segments.
Fiscal 2014 Compared with Fiscal 2013
Service revenue continued to experience slower growth than in prior fiscal years, with varying levels of growth across our geographic segments. Worldwide technical support services revenue increased by 4% while worldwide advanced services revenue experienced 3% growth. Technical support services revenue experienced growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, slightly declined in the Americas segment but had solid growth in the EMEA and APJC segments due to growth in subscription revenues.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 25, 2015	July 26, 2014	July 27, 2013	July 25, 2015	July 26, 2014	July 27, 2013
Gross margin:
Product	$22,373	$20,531	$22,488	59.3%	56.8%	59.1%
Service	7,308	7,238	6,952	64.0%	66.0%	65.7%
Total	$29,681	$27,769	$29,440	60.4%	58.9%	60.6%
Product Gross Margin
Fiscal 2015 Compared with Fiscal 2014
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2014 to fiscal 2015:

Product Gross Margin Percentage
Fiscal 2014	56.8%
Productivity (1)	2.8%
Supplier component remediation charge/adjustment	2.2%
Mix of products sold	0.3%
Product pricing	(2.3)%
Rockstar patent portfolio charge	(0.5)%
Fiscal 2015	59.3%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin increased by 2.5 percentage points compared with fiscal 2014. The increase in product gross margin was due to productivity improvements, which were driven by value engineering efforts; favorable component pricing; continued operational efficiency in manufacturing operations and lower warranty expense. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The increase was also due to the $655 million charge to product cost of sales in fiscal 2014 related to the expected cost to remediate issues with a supplier component in certain products sold in prior fiscal years and an associated $164 million favorable adjustment recorded in fiscal 2015.
Additionally, gross margin increased due to the mix of products sold. The favorable product mix impact was due to revenue decreases from our relatively lower margin Service Provider Video products and a revenue increase from certain of our higher margin core products, partially offset by increased revenue from our relatively lower margin Cisco Unified Computing System products. The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets, as well as the unfavorable impact of a $188 million charge to product cost of sales recorded in fiscal 2015 related to the Rockstar patent portfolio, see Note 4(b) to the Consolidated Financial Statements.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in fiscal 2015, fiscal 2014 and fiscal 2013, may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

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
Product gross margin decreased by 2.3 percentage points compared with fiscal 2013. The decrease in product gross margin was driven by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. The decrease was also due, in part, to the supplier component remediation charge of $655 million to product cost of sales recorded in fiscal 2014 discussed above. In addition, the shift in the mix of products sold decreased our product gross margin, primarily as a result of a revenue increase in our Cisco Unified Computing System products and decreased revenue from our higher margin core products, partially offset by decreased revenue from our Service Provider Video products. Our product gross margin for fiscal 2014 was also negatively impacted by higher amortization expense of purchased intangible assets. For further explanation of the increase in amortization of purchased intangible assets, see “Amortization of Purchased Intangible Assets” below.
These amounts were partially offset by productivity benefits and the absence of charges related to the TiVo patent litigation settlement which we incurred in the fourth quarter of fiscal 2013. The productivity benefits we experienced in fiscal 2014 were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations.
Service Gross Margin
Fiscal 2015 Compared with Fiscal 2014
Service gross margin percentage decreased by 2.0 percentage points for fiscal 2015, as compared with fiscal 2014, driven by increased cost impacts such as partner delivery costs, headcount-related costs and outside services. Headcount-related costs increased due to continued investments in security and cloud managed services and higher variable compensation expense. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
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

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 25, 2015	July 26, 2014	July 27, 2013	July 25, 2015	July 26, 2014	July 27, 2013
Gross margin:
Americas	$18,670	$17,379	$17,887	63.0%	62.6%	62.5%
EMEA	7,705	7,700	7,876	62.5%	64.1%	64.5%
APJC	4,307	4,252	4,637	60.0%	57.8%	59.8%
Segment total	30,682	29,331	30,400	62.4%	62.2%	62.5%
Unallocated corporate items (1)	(1,001)	(1,562)	(960)
Total	$29,681	$27,769	$29,440	60.4%	58.9%	60.6%
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
Fiscal 2015 Compared with Fiscal 2014
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements partially offset by unfavorable impacts from pricing. The product mix was flat in this geographic segment as the impact of decreased revenue from our relatively lower margin Service Provider Video products offset the increase in revenue from our relatively lower margin Cisco Unified Computing System products.
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
Fiscal 2014 Compared with Fiscal 2013
The Americas segment experienced a slight gross margin percentage increase due to the impact of productivity improvements in this geographic segment. Partially offsetting this favorable impact to gross margin were negative impacts from pricing and an unfavorable mix. The unfavorable mix impact was driven by revenue increases in our Cisco Unified Computing System products and lower sales of our higher margin core products, partially offset by decreased revenue from our Service Provider Video products.
The gross margin percentage decrease in our EMEA segment was due primarily to the unfavorable impacts from pricing, as well as an unfavorable mix impact, partially offset by productivity improvements in this geographic segment. The unfavorable mix impact was driven by an increase in revenue from our Cisco Unified Computing System products.
Our APJC segment gross margin percentage decreased primarily as a result of unfavorable impacts from pricing, and also as a result of an unfavorable mix. The unfavorable mix impact was driven by an increase in revenue from our Cisco Unified Computing System products. Partially offsetting these factors were impacts from productivity improvements and higher service gross margin in this geographic segment.

Factors That May Impact Revenue and Gross Margin
Product revenue may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced IT-related capital spending in certain segments within our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our NGN Routing sales and sales of certain products within our Collaboration, Service Provider Video and Data Center product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the revenue related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter revenue and operating results.
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

	Years Ended			2015 vs. 2014		2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Research and development	$6,207	$6,294	$5,942	$(87)	(1.4)%	$352	5.9%
Percentage of revenue	12.6%	13.4%	12.2%
Sales and marketing	9,821	9,503	9,538	318	3.3%	(35)	(0.4)%
Percentage of revenue	20.0%	20.2%	19.6%
General and administrative	2,040	1,934	2,264	106	5.5%	(330)	(14.6)%
Percentage of revenue	4.1%	4.1%	4.7%
Total	$18,068	$17,731	$17,744	$337	1.9%	$(13)	(0.1)%
Percentage of revenue	36.8%	37.6%	36.5%
R&D Expenses
Fiscal 2015 Compared with Fiscal 2014
The decrease in R&D expenses for fiscal 2015, as compared with fiscal 2014, was primarily due to higher compensation expense recorded in fiscal 2014 in connection with our acquisition of the remaining interest in Insieme. See Note 12 to the Consolidated Financial Statements. Efficiencies arising from our restructuring action announced in August 2014 also contributed to the decrease. These decreases were partially offset by higher contracted services and higher share-based compensation expense.
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
Sales and Marketing Expenses
Fiscal 2015 Compared with Fiscal 2014
Sales and marketing expenses increased for fiscal 2015, as compared with fiscal 2014, due to higher headcount-related expenses, driven by increased variable compensation expense and higher discretionary spending, partially offset by lower compensation expense from acquisitions.
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
G&A Expenses
Fiscal 2015 Compared with Fiscal 2014
G&A expenses increased in fiscal 2015, as compared with fiscal 2014, primarily due to increased variable compensation expense as a result of our financial performance, higher share-based compensation expense and the timing of corporate-level expenses. Corporate-level expenses, which tend to vary from period to period, included operational infrastructure activities such as IT project implementations, which included investments in our global data center infrastructure, and investments related to operational and financial systems.
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

Effect of Foreign Currency
In fiscal 2015, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $278 million, or 1.6%, compared with fiscal 2014. In fiscal 2014, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $153 million, or 0.9%, compared with fiscal 2013.
Headcount
Fiscal 2015 Compared with Fiscal 2014
The decrease in headcount of approximately 2,200 employees in fiscal 2015 was due to headcount reductions from attrition and from our restructuring plan announced in August 2014. These headcount reductions were partially offset by headcount additions from targeted hiring in engineering and services, and also by headcount additions from our recent acquisitions.
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
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Cost of sales—product	$50	$45	$40
Cost of sales—service	157	150	138
Share-based compensation expense in cost of sales	207	195	178
Research and development	448	411	286
Sales and marketing	559	549	484
General and administrative	228	198	175
Restructuring and other charges	(2)	(5)	(3)
Share-based compensation expense in operating expenses	1,233	1,153	942
Total share-based compensation expense	$1,440	$1,348	$1,120
The increase in share-based compensation expense for fiscal 2015, as compared with fiscal 2014, was due primarily to higher expense associated with performance-based restricted stock units and charges associated with severance arrangements with certain executives, partially offset by lower expense related to equity awards assumed with respect to our recent acquisitions.
The increase in share-based compensation expense for fiscal 2014, as compared with fiscal 2013, was due primarily to share-based compensation expense attributable to equity awards assumed with respect to our recent acquisitions and higher forfeiture credits in fiscal 2013.

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Amortization of purchased intangible assets:
Cost of sales	$814	$742	$606
Operating expenses	359	275	395
Total	$1,173	$1,017	$1,001
Amortization of purchased intangible assets increased in fiscal 2015, compared with fiscal 2014, primarily due to the impairment charges of approximately $175 million recorded in fiscal 2015. The impairment charges were primarily due to declines in estimated fair value resulting from reductions in or the elimination of expected future cash flows associated with certain of our technology and IPR&D intangible assets.
Amortization of purchased intangible assets increased in fiscal 2014 as compared with fiscal 2013, primarily due to amortization of purchased intangible assets from our recent acquisitions partially offset by certain purchased intangible assets having become fully amortized.
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
Restructuring and Other Charges
Fiscal 2015 Plan
In connection with a restructuring action announced in August 2014 (“Fiscal 2015 Plan”), we incurred restructuring and other charges of $489 million during fiscal 2015, which were related primarily to severance and other one-time termination benefits and other associated costs. We expect this plan to be substantially completed during the first half of fiscal 2016. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud. The overall cost savings from these restructuring actions were not material for the periods presented and are not expected to be material for future periods.
Fiscal 2014 Plan and Fiscal 2011 Plans
In connection with a restructuring action announced in August 2013 (“Fiscal 2014 Plan”), we incurred restructuring and other charges of approximately $418 million during fiscal 2014 which were related primarily to employee severance charges for employees impacted by our workforce reduction under the Fiscal 2014 Plan. We completed the Fiscal 2014 Plan at the end of fiscal 2014. With regard to the Fiscal 2011 Plans (see Note 5 to the Consolidated Financial Statements), we incurred restructuring and other charges of $105 million during fiscal 2013, which were related primarily to employee severance charges for employees impacted by our workforce reduction under these plans.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Operating income	$10,770	$9,345	$11,196
Operating income as a percentage of revenue	21.9%	19.8%	23.0%
For fiscal 2015, as compared with fiscal 2014, operating income increased by 15%, and as a percentage of revenue operating income increased by 2.1 percentage points. The increase resulted from the following: an increase in revenue; a gross margin percentage increase, driven in part by the $655 million supplier component remediation charge (or 1.4 percentage points of fiscal 2014 revenue) recorded in fiscal 2014; and higher compensation expense recorded in fiscal 2014 in connection with our acquisition of the remaining interest in Insieme.

For fiscal 2014, as compared with fiscal 2013, operating income decreased by 17%, and as a percentage of revenue operating income decreased by 3.2 percentage points. The decrease resulted from the following: a decrease in revenue; a gross margin percentage decline, driven in part by the $655 million supplier component remediation charge (or 1.4 percentage points of fiscal 2014 revenue); the $416 million compensation expense recorded in fiscal 2014 in connection with our acquisition of the remaining interest in Insieme; and an increase in restructuring and other charges related to the workforce reduction under the Fiscal 2014 Plan.
Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2015 vs. 2014	2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Dollars
Interest income	$769	$691	$654	$78	$37
Interest expense	(566)	(564)	(583)	(2)	19
Interest income (expense), net	$203	$127	$71	$76	$56
Fiscal 2015 Compared with Fiscal 2014
Interest income increased in fiscal 2015 as compared with fiscal 2014, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments. Interest expense in fiscal 2015 as compared with the prior fiscal year increased slightly, driven by additional interest expense due to the net increase in long-term debt in fiscal 2015.
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
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2015 vs. 2014	2014 vs. 2013
	July 25, 2015	July 26, 2014	July 27, 2013	Variance in Dollars	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$116	$253	$17	$(137)	$236
Fixed income securities	41	47	31	(6)	16
Total available-for-sale investments	157	300	48	(143)	252
Privately held companies	82	(60)	(57)	142	(3)
Net gains (losses) on investments	239	240	(9)	(1)	249
Other gains (losses), net	(11)	3	(31)	(14)	34
Other income (loss), net	$228	$243	$(40)	$(15)	$283
Fiscal 2015 Compared with Fiscal 2014
The decrease in total net gains on available-for-sale investments in fiscal 2015 compared with fiscal 2014 was primarily attributable to lower gains on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the fiscal 2015 as compared with fiscal 2014 was primarily due to a $126 million gain recorded in fiscal 2015 related to the reorganization of our investments in VCE and lower losses related to this investment under the equity method. We ceased accounting for VCE under the equity method in October 2014. These favorable items were partially offset by higher impairment charges and lower realized gains from sales of various investments in privately held companies.
The change in other gains (losses), net in fiscal 2015 as compared with fiscal 2014 was driven by equity derivative impacts and higher donation expenses, partially offset by net favorable foreign exchange impacts in fiscal 2015.

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
Fiscal 2015 Compared with Fiscal 2014
The provision for income taxes resulted in an effective tax rate of 19.8% for fiscal 2015, compared with 19.2% for fiscal 2014. The net 0.6 percentage point increase in the effective tax rate between fiscal years was primarily due to a decrease in foreign income taxed at lower than U.S. rates, partially offset by an increase in U.S. federal R&D tax credit.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 25, 2015	July 26, 2014	Increase (Decrease)
Cash and cash equivalents	$6,877	$6,726	$151
Fixed income securities	51,974	43,396	8,578
Publicly traded equity securities	1,565	1,952	(387)
Total	$60,416	$52,074	$8,342
The net increase in cash and cash equivalents and investments from fiscal 2014 to fiscal 2015 was primarily the result of cash provided by operating activities of $12.6 billion, a net increase in debt of $4.5 billion and the net issuance of common stock of $1.5 billion pursuant to employee stock incentive and purchase plans. These sources of cash were partially offset by the repurchase of common stock of $4.3 billion under the stock repurchase program, cash dividends paid of $4.1 billion, capital expenditures of $1.2 billion and net cash paid for acquisitions of $0.3 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $53.4 billion and $47.4 billion as of July 25, 2015 and July 26, 2014, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of July 25, 2015 and July 26, 2014 was $7.0 billion and $4.7 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Net cash provided by operating activities	$12,552	$12,332	$12,894
Acquisition of property and equipment	(1,227)	(1,275)	(1,160)
Free cash flow	$11,325	$11,057	$11,734
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 25, 2015	$0.80	$4,086	155	$27.22	$4,234	$8,320
July 26, 2014	$0.72	$3,758	420	$22.71	$9,539	$13,297
July 27, 2013	$0.62	$3,310	128	$21.63	$2,773	$6,083
Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	July 25, 2015	July 26, 2014	Increase (Decrease)
Accounts receivable, net	$5,344	$5,157	$187
DSO	38	38	—
Our accounts receivable net, as of July 25, 2015 increased by approximately 4% compared with the end of fiscal 2014. Our DSO as of July 25, 2015 was flat compared with the end of fiscal 2014, as factors that drive DSO such as shipment linearity and collections were similar for the periods presented.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	July 25, 2015	July 26, 2014	Increase (Decrease)
Inventories	$1,627	$1,591	$36
Annualized inventory turns	12.1	12.7	(0.6)
Purchase commitments with contract manufacturers and suppliers	$4,078	$4,169	$(91)
Inventory as of July 25, 2015 increased by 2% from our inventory balance at the end of fiscal 2014, and for the same period purchase commitments with contract manufacturers and suppliers decreased by approximately 2%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 1% compared with the end of fiscal 2014. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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

Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of July 25, 2015, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
July 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$3,395	$1,763	$3,573	$8,731	$288	$129	$417	$9,148
Allowance for credit loss	(259)	(87)	(36)	(382)	—	—	—	(382)
Deferred revenue	(5)	(13)	(1,853)	(1,871)	(127)	(107)	(234)	(2,105)
Net balance sheet exposure	$3,131	$1,663	$1,684	$6,478	$161	$22	$183	$6,661
Financing Receivables  Financing receivables less unearned income increased by 4% compared with the end of fiscal 2014. The change was primarily due to an 11% increase in financed service contracts and other, and a 5% increase in loan receivables, partially offset by a 4% decrease in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. The volume of channel partner financing was $25.9 billion, $24.6 billion, and $23.8 billion in fiscal 2015, 2014, and 2013, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each of July 25, 2015 and July 26, 2014. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.
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

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		July 25, 2015	July 26, 2014
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015		$850	$850
Three-month LIBOR plus 0.28%	March 3, 2017		1,000	1,000
Three-month LIBOR plus 0.31%	June 15, 2018	(1)	900	—
Three-month LIBOR plus 0.50%	March 1, 2019		500	500
Fixed-rate notes:
2.90%	November 17, 2014		—	500
5.50%	February 22, 2016		3,000	3,000
1.10%	March 3, 2017		2,400	2,400
3.15%	March 14, 2017		750	750
1.65%	June 15, 2018	(1)	1,600	—
4.95%	February 15, 2019		2,000	2,000
2.125%	March 1, 2019		1,750	1,750
4.45%	January 15, 2020		2,500	2,500
2.45%	June 15, 2020	(1)	1,500	—
2.90%	March 4, 2021		500	500
3.00%	June 15, 2022	(1)	500	—
3.625%	March 4, 2024		1,000	1,000
3.50%	June 15, 2025	(1)	500	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$25,250	$20,750
(1) In June 2015, we issued senior notes with an aggregate principal amount of $5.0 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of July 25, 2015.
We repaid the fixed-rate notes (2.90%) due on November 17, 2014, for an aggregate principal amount of $500 million upon maturity.
We repaid the floating-rate notes due on September 3, 2015 for an aggregate principal amount of $850 million upon maturity.
Other Debt Other debt as of July 25, 2015 and July 26, 2014 includes secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $4 million and $12 million as of July 25, 2015 and July 26, 2014, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of July 25, 2015 and July 26, 2014.
Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. The credit agreement requires that we comply with certain covenants, including that it maintains an interest coverage ratio as defined in the agreement.

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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 25, 2015	July 26, 2014	Increase (Decrease)
Service	$9,757	$9,640	$117
Product	5,426	4,502	924
Total	$15,183	$14,142	$1,041
Reported as:
Current	$9,824	$9,478	$346
Noncurrent	5,359	4,664	695
Total	$15,183	$14,142	$1,041
Deferred product revenue increased 21% primarily due to increased deferrals related to subscription and software revenue arrangements and also, to a lesser extent, to an increase in shipments not having met revenue recognition criteria as of July 25, 2015. The product categories of Collaboration, Security, and Wireless were the key contributors to the increase. The increase in deferred service revenue in fiscal 2015 was driven by the timing of multiyear arrangements, an increase in customers paying technical support service contracts over time and the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 25, 2015 (in millions):

	PAYMENTS DUE BY PERIOD
July 25, 2015	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,142	$346	$435	$178	$183
Purchase commitments with contract manufacturers and suppliers	4,078	4,078	—	—	—
Other purchase obligations	2,012	604	815	536	57
Long-term debt including the current portion	25,251	3,850	6,651	8,250	6,500
Other long-term liabilities	1,213	—	350	72	791
Total by period	$33,696	$8,878	$8,251	$9,036	$7,531
Other long-term liabilities (uncertainty in the timing of future payments)	2,122
Total	$35,818
Operating Leases   For more information on our operating leases, see Note 12 to the Consolidated Financial Statements.
Purchase Commitments with Contract Manufacturers and Suppliers   We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. A significant portion of our reported estimated purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.” As of July 25, 2015, the liability for these purchase commitments was $156 million and is recorded in other current liabilities and is not included in the preceding table.

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
Other Long-Term Liabilities   Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, noncurrent deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1,876 million and noncurrent deferred tax liabilities of $246 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions (see Note 16 to the Consolidated Financial Statements).
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During fiscal 2015 and 2014, we recorded compensation expense of $207 million and $416 million, respectively, related to the fair value of the vested portion of amounts that were earned or expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $843 million (which includes the $623 million that has been expensed to date), net of forfeitures. The milestone payments, to the extent earned, are expected to be paid primarily during the first half of each of fiscal 2016 and fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $205 million as of July 25, 2015, compared with $255 million as of July 26, 2014.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of July 25, 2015 there were no material unconsolidated variable interest entities.
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

Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2015 and 2014 was $0.4 billion and $1.5 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of July 25, 2015 and July 26, 2014, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of July 25, 2015. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of July 25, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of July 25, 2015, approximately 65% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our fixed income securities, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), plus 100 BPS, and plus 150 BPS. Due to the low interest rate environment at the end of each of fiscal 2015 and fiscal 2014, we did not believe a parallel shift of minus 100 BPS or minus 150 BPS was relevant. The hypothetical fair values as of July 25, 2015 and July 26, 2014 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 25, 2015	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$52,366	$51,974	$51,582	$51,189	$50,797

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	N/A	N/A	$43,721	$43,396	$43,071	$42,747	$42,422
Financing Receivables As of July 25, 2015, our financing receivables had a carrying value of $8.3 billion, compared with $8.1 billion as of July 26, 2014. As of July 25, 2015, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 25, 2015, we had $25.3 billion in principal amount of senior notes outstanding, which consisted of $3.3 billion floating-rate notes and $22.0 billion fixed-rate notes. The carrying amount of the senior notes was $25.4 billion, and the related fair value based on market prices was $26.6 billion. As of July 25, 2015, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $11.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.

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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of July 25, 2015 and July 26, 2014 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,096	$1,252	$1,409	$1,565	$1,722	$1,878	$2,035

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 26, 2014	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,144	$1,307	$1,471	$1,634	$1,797	$1,961	$2,124
Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of July 25, 2015, the total carrying amount of our investments in privately held companies was $897 million, compared with $899 million at July 26, 2014. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 25, 2015		July 26, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,988	$(5)	$2,635	$(3)
Sold	$614	$2	$896	$2
Option contracts:
Purchased	$422	$6	$494	$5
Sold	$392	$(3)	$466	$(2)
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during fiscal 2015, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations.
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2015, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $278 million, or 1.6%, compared with fiscal 2014. In fiscal 2014, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $153 million, or 0.9% as compared with fiscal 2013. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Cisco Systems, Inc.:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of cash flows and of equity present fairly, in all material respects, the financial position of Cisco Systems, Inc. and its subsidiaries at July 25, 2015 and July 26, 2014, and the results of their operations and their cash flows for each of the three years in the period ended July 25, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
September 8, 2015

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
We are committed to enhancing shareholder value and fully understand and embrace our fiduciary oversight responsibilities. We are dedicated to ensuring that our high standards of financial accounting and reporting, as well as our underlying system of internal controls, are maintained. Our culture demands integrity, and we have the highest confidence in our processes, our internal controls and our people, who are objective in their responsibilities and who operate under the highest level of ethical standards.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for Cisco. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 25, 2015. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding page.

/S/ CHARLES H. ROBBINS	/S/ KELLY A. KRAMER

Charles H. Robbins	Kelly A. Kramer
Chief Executive Officer and Director	Executive Vice President and Chief Financial Officer
September 8, 2015	September 8, 2015

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 25, 2015	July 26, 2014
ASSETS
Current assets:
Cash and cash equivalents	$6,877	$6,726
Investments	53,539	45,348
Accounts receivable, net of allowance for doubtful accounts of $302 at July 25, 2015 and $265 at July 26, 2014	5,344	5,157
Inventories	1,627	1,591
Financing receivables, net	4,491	4,153
Deferred tax assets	2,915	2,808
Other current assets	1,490	1,331
Total current assets	76,283	67,114
Property and equipment, net	3,332	3,252
Financing receivables, net	3,858	3,918
Goodwill	24,469	24,239
Purchased intangible assets, net	2,376	3,280
Other assets	3,163	3,267
TOTAL ASSETS	$113,481	$105,070
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,897	$508
Accounts payable	1,104	1,032
Income taxes payable	62	159
Accrued compensation	3,049	3,181
Deferred revenue	9,824	9,478
Other current liabilities	5,687	5,451
Total current liabilities	23,623	19,809
Long-term debt	21,457	20,337
Income taxes payable	1,876	1,851
Deferred revenue	5,359	4,664
Other long-term liabilities	1,459	1,748
Total liabilities	53,774	48,409
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,085 and 5,107 shares issued and outstanding at July 25, 2015 and July 26, 2014, respectively	43,592	41,884
Retained earnings	16,045	14,093
Accumulated other comprehensive income	61	677
Total Cisco shareholders’ equity	59,698	56,654
Noncontrolling interests	9	7
Total equity	59,707	56,661
TOTAL LIABILITIES AND EQUITY	$113,481	$105,070
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
REVENUE:
Product	$37,750	$36,172	$38,029
Service	11,411	10,970	10,578
Total revenue	49,161	47,142	48,607
COST OF SALES:
Product	15,377	15,641	15,541
Service	4,103	3,732	3,626
Total cost of sales	19,480	19,373	19,167
GROSS MARGIN	29,681	27,769	29,440
OPERATING EXPENSES:
Research and development	6,207	6,294	5,942
Sales and marketing	9,821	9,503	9,538
General and administrative	2,040	1,934	2,264
Amortization of purchased intangible assets	359	275	395
Restructuring and other charges	484	418	105
Total operating expenses	18,911	18,424	18,244
OPERATING INCOME	10,770	9,345	11,196
Interest income	769	691	654
Interest expense	(566)	(564)	(583)
Other income (loss), net	228	243	(40)
Interest and other income (loss), net	431	370	31
INCOME BEFORE PROVISION FOR INCOME TAXES	11,201	9,715	11,227
Provision for income taxes	2,220	1,862	1,244
NET INCOME	$8,981	$7,853	$9,983

Net income per share:
Basic	$1.76	$1.50	$1.87
Diluted	$1.75	$1.49	$1.86
Shares used in per-share calculation:
Basic	5,104	5,234	5,329
Diluted	5,146	5,281	5,380

Cash dividends declared per common share	$0.80	$0.72	$0.62
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Net income	$8,981	$7,853	$9,983
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $14, $(146), and $(2) for fiscal 2015, 2014, and 2013, respectively	(12)	233	(6)
Net gains reclassified into earnings, net of tax expense (benefit) of $57, $111, and $17 for fiscal 2015, 2014, and 2013, respectively	(100)	(189)	(31)
	(112)	44	(37)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1, $0, and $(1) for fiscal 2015, 2014, and 2013, respectively	(158)	48	73
Net (gains) losses reclassified into earnings	154	(68)	(12)
	(4)	(20)	61
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $63, $(5), and $(1) for fiscal 2015, 2014, and 2013, respectively	(498)	44	(84)
Other comprehensive income (loss)	(614)	68	(60)
Comprehensive income	8,367	7,921	9,923
Comprehensive (income) loss attributable to noncontrolling interests	(2)	1	7
Comprehensive income attributable to Cisco Systems, Inc.	$8,365	$7,922	$9,930
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Cash flows from operating activities:
Net income	$8,981	$7,853	$9,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,442	2,439	2,460
Share-based compensation expense	1,440	1,348	1,120
Provision for receivables	134	79	44
Deferred income taxes	(23)	(678)	(37)
Excess tax benefits from share-based compensation	(128)	(118)	(92)
(Gains) losses on investments and other, net	(258)	(299)	(91)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(413)	340	(1,001)
Inventories	(116)	(109)	218
Financing receivables	(634)	(119)	(723)
Other assets	(370)	26	(36)
Accounts payable	87	(23)	164
Income taxes, net	53	191	(239)
Accrued compensation	7	(42)	134
Deferred revenue	1,275	659	598
Other liabilities	75	785	392
Net cash provided by operating activities	12,552	12,332	12,894
Cash flows from investing activities:
Purchases of investments	(43,975)	(36,317)	(36,608)
Proceeds from sales of investments	20,237	18,193	14,799
Proceeds from maturities of investments	15,293	15,660	17,909
Acquisition of businesses, net of cash and cash equivalents acquired	(326)	(2,989)	(6,766)
Purchases of investments in privately held companies	(222)	(384)	(225)
Return of investments in privately held companies	288	213	209
Acquisition of property and equipment	(1,227)	(1,275)	(1,160)
Proceeds from sales of property and equipment	22	232	141
Other	(178)	24	(67)
Net cash used in investing activities	(10,088)	(6,643)	(11,768)
Cash flows from financing activities:
Issuances of common stock	2,016	1,907	3,338
Repurchases of common stock - repurchase program	(4,324)	(9,413)	(2,773)
Shares repurchased for tax withholdings on vesting of restricted stock units	(502)	(430)	(330)
Short-term borrowings, original maturities less than 90 days, net	(4)	(2)	(20)
Issuances of debt	4,981	7,981	24
Repayments of debt	(508)	(3,276)	(16)
Excess tax benefits from share-based compensation	128	118	92
Dividends paid	(4,086)	(3,758)	(3,310)
Other	(14)	(15)	(5)
Net cash used in financing activities	(2,313)	(6,888)	(3,000)
Net increase (decrease) in cash and cash equivalents	151	(1,199)	(1,874)
Cash and cash equivalents, beginning of fiscal year	6,726	7,925	9,799
Cash and cash equivalents, end of fiscal year	$6,877	$6,726	$7,925

Supplemental cash flow information:
Cash paid for interest	$760	$682	$682
Cash paid for income taxes, net	$2,190	$2,349	$1,519
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2012	5,298	$39,271	$11,354	$661	$51,286	$15	$51,301
Net income			9,983		9,983		9,983
Other comprehensive income (loss)				(53)	(53)	(7)	(60)
Issuance of common stock	235	3,338			3,338		3,338
Repurchase of common stock	(128)	(961)	(1,812)		(2,773)		(2,773)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(330)			(330)		(330)
Cash dividends declared ($0.62 per common share)			(3,310)		(3,310)		(3,310)
Tax effects from employee stock incentive plans		(204)			(204)		(204)
Share-based compensation expense		1,120			1,120		1,120
Purchase acquisitions and other		63			63		63
BALANCE AT JULY 27, 2013	5,389	$42,297	$16,215	$608	$59,120	$8	$59,128
Net income			7,853		7,853		7,853
Other comprehensive income (loss)				69	69	(1)	68
Issuance of common stock	156	1,907			1,907		1,907
Repurchase of common stock	(420)	(3,322)	(6,217)		(9,539)		(9,539)
Shares repurchased for tax withholdings on vesting of restricted stock units	(18)	(430)			(430)		(430)
Cash dividends declared ($0.72 per common share)			(3,758)		(3,758)		(3,758)
Tax effects from employee stock incentive plans		35			35		35
Share-based compensation expense		1,348			1,348		1,348
Purchase acquisitions and other		49			49		49
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			8,981		8,981		8,981
Other comprehensive income (loss)				(616)	(616)	2	(614)
Issuance of common stock	153	2,016			2,016		2,016
Repurchase of common stock	(155)	(1,291)	(2,943)		(4,234)		(4,234)
Shares repurchased for tax withholdings on vesting of restricted stock units	(20)	(502)			(502)		(502)
Cash dividends declared ($0.80 per common share)			(4,086)		(4,086)		(4,086)
Tax effects from employee stock incentive plans		41			41		41
Share-based compensation expense		1,440			1,440		1,440
Purchase acquisitions and other		4			4		4
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 25, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,443	$22,615	$70,064	$92,679
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2015, fiscal 2014, and fiscal 2013 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(g) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $1.1 billion, $1.2 billion, and $1.2 billion for fiscal 2015, 2014, and 2013, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	10 years
Leasehold improvements	Shorter of remaining lease term or up to 10 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term
Furniture and fixtures	5 years
(h) Business Combinations The Company allocates the fair value of the purchase consideration of its acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.
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
(o) Revenue Recognition   The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. For hosting arrangements, the Company recognizes subscription revenue ratably over the subscription period, while usage revenue is recognized based on utilization. Software subscription revenue is deferred and recognized ratably over the subscription term upon delivery of the first product and commencement of the term. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Advanced services revenue is recognized upon delivery or completion of performance milestones.
The Company uses distributors that stock inventory and typically sell to systems integrators, service providers, and other resellers. The Company refers to this as its two-tier system of sales to the end customer. Revenue from distributors is recognized based on a sell-through method using information provided by them. Distributors and other partners participate in various rebate, cooperative marketing, and other programs, and the Company maintains estimated accruals and allowances for these programs. The ending liability for these programs was included in other current liabilities, and the balance as of each of July 25, 2015 and July 26, 2014 was $1.3 billion. The Company accrues for warranty costs, sales returns, and other allowances based on its historical experience. Shipping and handling fees billed to customers are included in revenue, with the associated costs included in cost of sales.

Many of the Company’s products have both software and non-software components that function together to deliver the products’ essential functionality. The Company’s product offerings fall into the following categories: Switching, Next-Generation Network (NGN) Routing, Collaboration, Service Provider Video, Data Center, Wireless, Security, and Other Products. The Company also provides technical support and advanced services. The Company has a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, and commercial customers. The Company and its salesforce are not organized by product divisions, and the Company’s products and services can be sold standalone or together in various combinations across the Company’s geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, and other product technologies along with technical support and advanced services. The Company’s enterprise and commercial arrangements are unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems products along with technical support services.
The Company enters into revenue arrangements that may consist of multiple deliverables of its product and service offerings due to the needs of its customers. For example, a customer may purchase routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors purchase products or technical support services on a standalone basis for resale to an end user or for purposes of stocking certain products, and these transactions would not result in a multiple-element arrangement. The Company considers several factors when reviewing multiple purchases made by the same customer within a short time frame in order to identify multiple-element arrangements, including whether the deliverables are closely interrelated, whether the deliverables are essential to each other’s functionality, whether payment terms are linked, whether the customer is entitled to a refund or concession if another purchase is not completed satisfactorily, and/or whether the purchases were negotiated together as one overall arrangement.
In many instances, products are sold separately in standalone arrangements as customers may support the products themselves or purchase support on a time-and-materials basis. Advanced services are sometimes sold in standalone engagements such as general consulting, network management, or security advisory projects, and technical support services are sold separately through renewals of annual contracts. The Company determines its vendor-specific objective evidence (VSOE) based on its normal pricing and discounting practices for products or services when sold separately. VSOE determination requires that a substantial majority of the historical standalone transactions has the selling prices for a product or service that fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In addition, the Company considers the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.
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
The Company’s arrangements with multiple deliverables may include one or more software deliverables that are subject to the software revenue recognition guidance. In these cases, revenue for the software is generally recognized upon shipment or electronic delivery and granting of the license. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. In the circumstances where the Company cannot determine VSOE or

TPE of the selling price for all of the deliverables in the arrangement, including the software deliverables, ESP is used for the purposes of performing this allocation. VSOE is required to allocate the revenue between multiple software deliverables. If VSOE is available for the undelivered software elements, the Company applies the residual method; where VSOE is not available, software revenue is either recognized when all software elements have been delivered or recognized ratably when post-contract support is the only undelivered software element remaining.
(p) Advertising Costs   The Company expenses all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $202 million, $196 million, and $218 million for fiscal 2015, 2014, and 2013, respectively.
(q) Share-Based Compensation Expense   The Company measures and recognizes the compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), and employee stock purchases related to the Employee Stock Purchase Plan (“Employee Stock Purchase Rights”) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (“Lattice-Binomial Model”) or the Black-Scholes model, and for employee stock purchase rights the Company estimates the fair value using the Black-Scholes model. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Share-based compensation expense is reduced for forfeitures.
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
In April 2014, the FASB issued an accounting standard update that changes the criteria for reporting discontinued operations. This accounting standard update raises the threshold for a disposal transaction to qualify as a discontinued operation and requires additional disclosures about discontinued operations and disposals of individually significant components that do not qualify as discontinued operations. The Company adopted this accounting standard update in the second quarter of fiscal 2015, and applied the revised criteria for reporting discontinued operations with respect to transactions subsequent to this date.
In April 2015, the FASB issued an accounting standard update requiring debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt, consistent with debt discounts. In the fourth quarter of 2015, we adopted the accounting standard update, which was reflected in the balance sheet and cash flow statement. The change was applied to all periods presented, and it did not have a material impact on the Company's Consolidated Financial Statements.
(x) Recent Accounting Standards or Updates Not Yet Effective
In May 2014, the FASB issued an accounting standard update related to revenue from contracts with customers, which will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption.  Early adoption is permitted, but no earlier than fiscal 2018. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Acquisitions and Divestitures

(a)	Acquisition Summary
The Company completed six business combinations during fiscal 2015. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2015	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
Metacloud	$149	$(7)	$29	$127
All others (five in total)	185	(13)	70	128
Total acquisitions	$334	$(20)	$99	$255
On September 29, 2014, the Company completed its acquisition of Metacloud, Inc. ("Metacloud"), a provider of private clouds for global organizations. With its acquisition of Metacloud, the Company aims to advance its Intercloud strategy to deliver a globally distributed, highly secure cloud platform. Revenue from the Metacloud acquisition has been included in the Company's Service category.
The total purchase consideration related to the Company’s business combinations completed during fiscal 2015 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $5 million.
Fiscal 2014 and 2013 Business Combinations
Allocation of the purchase consideration for business combinations completed in fiscal 2014 is summarized as follows (in millions):

Fiscal 2014	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Composite Software	$160	$(10)	$75	$95
Sourcefire	2,449	81	577	1,791
WhipTail	351	(34)	105	280
Tail-f	167	(7)	61	113
All others (four in total)	54	(5)	20	39
Total acquisitions	$3,181	$25	$838	$2,318
The Company acquired privately held Composite Software, Inc. (“Composite Software”) in the first quarter of fiscal 2014. Prior to its acquisition, Composite Software provided data virtualization software and services that connect many types of data from across the network and make it appear as if the data is in one place. With its acquisition of Composite Software, the Company intends to extend its next-generation services platform by connecting data and infrastructure. The Company has included revenue from the Composite Software acquisition, subsequent to the acquisition date, in the Company's Service category.
The Company acquired Sourcefire, Inc. (“Sourcefire”) in the first quarter of fiscal 2014. Prior to its acquisition, Sourcefire delivered innovative, highly automated security through continuous awareness, threat detection, and protection across its portfolio, including next-generation intrusion prevention systems, next-generation firewalls, and advanced malware protection. With its acquisition of Sourcefire, the Company aims to accelerate its security strategy of defending, discovering, and remediating advanced threats to provide continuous security solutions to the Company’s customers in more places across the network. The Company has included revenue from the Sourcefire acquisition in its Security product category.
The Company acquired privately held WhipTail Technologies, Inc. (“WhipTail”) in the second quarter of fiscal 2014. Prior to its acquisition, WhipTail was a provider of high-performance, scalable solid state memory systems. In the fourth quarter of fiscal 2015, the Company announced the end-of-sale and end-of-life dates for the Cisco UCS Invicta Series in connection with the decision to shut down the WhipTail unit.
The Company acquired privately held Tail-f Systems AB ("Tail-f") in the fourth quarter of fiscal 2014. Prior to its acquisitions, Tail-f was a provider of multi-vendor network service orchestration solutions for traditional and virtualized networks. With its acquisition of Tail-f, the Company intends to advance its cloud virtualization strategy. The Company has included revenue from the Tail-f acquisition in the Company's cloud and virtualization offerings within the Other products.

The total purchase consideration related to the Company’s business combinations completed during fiscal 2014 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $134 million.
Allocation of the purchase consideration for business combinations completed in fiscal 2013 is summarized as follows (in millions):

Fiscal 2013	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
NDS	$5,005	$(185)	$1,746	$3,444
Meraki	974	(59)	289	744
Intucell	360	(23)	106	277
Ubiquisys	280	(30)	123	187
All others (nine in total)	363	(25)	127	261
Total acquisitions	$6,982	$(322)	$2,391	$4,913
The Company completed its acquisition of NDS Group Limited (“NDS”) in the first quarter of fiscal 2013. Prior to its acquisition, NDS was a provider of video software and content security solutions that enable service providers and media companies to securely deliver and monetize new video entertainment experiences. With the acquisition of NDS, the Company enhances its comprehensive content delivery platform that enables service providers and media companies to deliver next-generation entertainment experiences. The Company has included revenue from the NDS acquisition, subsequent to the acquisition date, in its Service Provider Video product category.
The Company acquired privately held Meraki, Inc. (“Meraki”) in the second quarter of fiscal 2013. Prior to its acquisition, Meraki offered mid-market customers on-premise networking solutions centrally managed from the cloud. With its acquisition of Meraki, the Company addresses the shift to cloud networking as a key part of the Company’s overall strategy to accelerate the adoption of software-based business models that provide new consumption options for customers and revenue opportunities for partners. The Company has included revenue from the Meraki acquisition, subsequent to the acquisition date, in its Wireless product category.
The Company acquired privately held Intucell, Ltd. (“Intucell”) in the third quarter of fiscal 2013. Prior to its acquisition, Intucell provided advanced self-optimizing network software for mobile carriers. With its acquisition of Intucell, the Company enhances its commitment to global service providers by adding a critical network intelligence layer to manage and optimize spectrum, coverage, and capacity, and ultimately the quality of the mobile experience. The Company has included revenue from the Intucell acquisition, subsequent to the acquisition date, in its NGN Routing product category.
The Company acquired privately held Ubiquisys Limited (“Ubiquisys”) in the fourth quarter of fiscal 2013. Prior to its acquisition, Ubiquisys offered service providers intelligent 3G and long-term evolution (LTE) small-cell technologies for seamless connectivity across mobile networks. With its acquisition of Ubiquisys, the Company strengthens its commitment to global service providers by enabling a comprehensive small-cell solution that supports the transition to next-generation radio access networks. The Company has included revenue from the Ubiquisys acquisition, subsequent to the acquisition date, in its NGN Routing product category.
The total purchase consideration related to the Company’s business combinations completed during fiscal 2013 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these business combinations was approximately $156 million.

(b)	Pending Acquisitions and Divestitures
Acquisition of OpenDNS On August 26, 2015, the Company completed its acquisition of privately held OpenDNS, Inc. ("OpenDNS"). Under the terms of the agreement, the Company paid approximately $635 million in cash and share-based awards assumed to acquire OpenDNS. OpenDNS provides advanced threat protection for endpoint devices. With the OpenDNS acquisition, the Company aims to strengthen its security offerings by adding broad visibility and threat intelligence delivered through a software-as-a-service platform. Revenue from the OpenDNS acquisition will be included in the Company's Security product category. The Company expects that most of the purchase price will be allocated to goodwill and purchased intangible assets.

Pending Divestiture On July 22, 2015, the Company entered into an exclusive agreement to sell the client premises equipment portion of its Service Provider Video connected devices business unit to French-based Technicolor for approximately $600 million in cash and stock subject to certain adjustments provided for in the agreement.  In connection with this transaction, the Company had tangible assets of approximately $190 million which were held for sale (of which the most significant component is inventories of approximately $160 million), and current liabilities of approximately $125 million (primarily comprised of supply chain-related liabilities, warranties, rebates and other accrued liabilities), which were held for sale. The Company estimates that approximately $150 million of goodwill is attributable to this business, based on its relative fair value. The Company expects the transaction to close at the end of the second quarter of fiscal 2016, subject to customary closing conditions, including regulatory approvals.

(c)	Other Acquisition and Divestiture Information
Total transaction costs related to the Company’s acquisitions during fiscal 2015, 2014, and 2013 were $10 million, $7 million, and $40 million, respectively. These transaction costs were expensed as incurred in general and administrative (G&A) expenses in the Consolidated Statements of Operations.
The Company’s purchase price allocation for acquisitions completed during recent periods are preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information, which existed as of the acquisition date but at that time was unknown to the Company, may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from the Company’s acquisitions completed during fiscal 2015 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the fiscal years presented have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
During the third quarter of fiscal 2013, the Company completed the sale of its Linksys product line to a third party. The financial statement impact of the Company’s Linksys product line and its resulting sale were not material for any of the fiscal years presented.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following tables present the goodwill allocated to the Company’s reportable segments as of July 25, 2015 and July 26, 2014, as well as the changes to goodwill during fiscal 2015 and 2014 (in millions):

	Balance at July 26, 2014	Acquisitions	Other	Balance at July 25, 2015
Americas	$15,080	$145	$(13)	$15,212
EMEA	5,715	84	(8)	5,791
APJC	3,444	26	(4)	3,466
Total	$24,239	$255	$(25)	$24,469

	Balance at July 27, 2013	Acquisitions	Other	Balance at July 26, 2014
Americas	$13,800	$1,275	$5	$15,080
EMEA	5,037	681	(3)	5,715
APJC	3,082	362	—	3,444
Total	$21,919	$2,318	$2	$24,239
“Other” in the tables above primarily consists of purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following tables present details of the Company’s intangible assets acquired through business combinations completed during fiscal 2015 and 2014 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2015	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Metacloud	3.0	$24	5.0	$3	0.0	$—	$2	$29
All others (five in total)	4.7	48	7.8	12	5.8	6	4	70
Total		$72		$15		$6	$6	$99

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2014	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Composite Software	6.0	$60	3.9	$14	0.0	$—	$1	$75
Sourcefire	7.0	400	5.0	129	3.0	26	22	577
WhipTail	5.0	63	5.0	1	2.7	3	38	105
Tail-f	7.0	55	6.8	6	0.0	—	—	61
All others (four in total)	3.6	18	4.0	2	0.0	—	—	20
Total		$596		$152		$29	$61	$838

The following tables present details of the Company’s purchased intangible assets (in millions):

July 25, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,418	$(1,818)	$1,600
Customer relationships	1,699	(971)	728
Other	55	(24)	31
Total purchased intangible assets with finite lives	5,172	(2,813)	2,359
In-process research and development, with indefinite lives	17	—	17
Total	$5,189	$(2,813)	$2,376

July 26, 2014	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$4,100	$(1,976)	$2,124
Customer relationships	1,706	(720)	986
Other	51	(13)	38
Total purchased intangible assets with finite lives	5,857	(2,709)	3,148
In-process research and development, with indefinite lives	132	—	132
Total	$5,989	$(2,709)	$3,280
Purchased intangible assets include intangible assets acquired through business combinations as well as through direct purchases or licenses. In fiscal 2015, the Company, along with a number of other companies, entered into an agreement to obtain a license to the patents owned by the Rockstar Consortium, and the Company paid approximately $300 million, of which $188 million was expensed to product cost of sales related to the settlement of patent infringement claims, and the remainder was capitalized as an intangible asset to be amortized over its estimated useful life.
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Amortization of purchased intangible assets:
Cost of sales	$814	$742	$606
Operating expenses	359	275	395
Total	$1,173	$1,017	$1,001
Amortization of purchased intangible assets for fiscal 2015 included impairment charges of approximately $175 million as a result of declines in estimated fair value resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets. There were no impairment charges related to purchased intangible assets during fiscal 2014 and 2013.
The estimated future amortization expense of purchased intangible assets with finite lives as of July 25, 2015 is as follows (in millions):

Fiscal Year	Amount
2016	$770
2017	596
2018	453
2019	357
2020	140
Thereafter	43
Total	$2,359

5.	Restructuring and Other Charges
Fiscal 2015 Plan The Company announced a restructuring action in August 2014 (the "Fiscal 2015 Plan"), in order to realign its workforce towards key growth areas of its business such as data center, software, security, and cloud. In connection with the Fiscal 2015 Plan, the Company incurred charges of $489 million during fiscal 2015. The Company estimates that it will recognize aggregate pretax charges pursuant to the restructuring of approximately $700 million, consisting of severance and other one-time termination benefits and other associated costs. These charges are primarily cash-based, and the Company expects the Fiscal 2015 Plan to be substantially completed during the first half of fiscal 2016.
Fiscal 2014 Plan and Fiscal 2011 Plans In connection with a restructuring action announced in August 2013 (the "Fiscal 2014 Plan"), the Company incurred cumulative charges of approximately $418 million. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The Fiscal 2011 Plans consist primarily of the realignment and restructuring of the Company’s business announced in July 2011 and of certain consumer product lines as announced during April 2011. The Company completed the Fiscal 2011 Plans at the end of fiscal 2013, with a total $105 million of charges having been incurred in fiscal 2013. The Company incurred cumulative charges of approximately $1.1 billion in connection with these plans.
The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2014 AND FISCAL 2011 PLANS		FISCAL 2015 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2012	$83	$27	$—	$—	$110
Charges	111	(6)	—	—	105
Cash payments	(173)	(11)	—	—	(184)
Non-cash items	—	(3)	—	—	(3)
Liability as of July 27, 2013	21	7	—	—	28
Charges	366	52	—	—	418
Cash payments	(345)	(7)	—	—	(352)
Non-cash items	(2)	(23)	—	—	(25)
Liability as of July 26, 2014	40	29	—	—	69
Charges	—	—	464	20	484
Cash payments	(29)	(14)	(413)	(3)	(459)
Non-cash items	—	(1)	(2)	(2)	(5)
Liability as of July 25, 2015	$11	$14	$49	$15	$89
During fiscal 2015, in addition to the above amounts, the Company incurred $5 million of restructuring and other charges within cost of sales.

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	July 25, 2015	July 26, 2014
Inventories:
Raw materials	$114	$77
Work in process	2	5
Finished goods:
Distributor inventory and deferred cost of sales	610	595
Manufactured finished goods	593	606
Total finished goods	1,203	1,201
Service-related spares	258	273
Demonstration systems	50	35
Total	$1,627	$1,591

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,495	$4,468
Computer equipment and related software	1,310	1,425
Production, engineering, and other equipment	5,753	5,756
Operating lease assets	372	362
Furniture and fixtures	497	509
Total gross property and equipment	12,427	12,520
Less: accumulated depreciation and amortization	(9,095)	(9,268)
Total	$3,332	$3,252

Other assets:
Deferred tax assets	$1,648	$1,700
Investments in privately held companies	897	899
Other	618	668
Total	$3,163	$3,267

Deferred revenue:
Service	$9,757	$9,640
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,766	3,924
Cash receipts related to unrecognized revenue from two-tier distributors	660	578
Total product deferred revenue	5,426	4,502
Total	$15,183	$14,142
Reported as:
Current	$9,824	$9,478
Noncurrent	5,359	4,664
Total	$15,183	$14,142

7.	Financing Receivables and Operating Leases

(a)	Financing Receivables
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
A summary of the Company's financing receivables is presented as follows (in millions):

July 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,361	$1,763	$3,573	$8,697
Residual value	224	—	—	224
Unearned income	(190)	—	—	(190)
Allowance for credit loss	(259)	(87)	(36)	(382)
Total, net	$3,136	$1,676	$3,537	$8,349
Reported as:
Current	$1,468	$856	$2,167	$4,491
Noncurrent	1,668	820	1,370	3,858
Total, net	$3,136	$1,676	$3,537	$8,349

July 26, 2014	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,532	$1,683	$3,210	$8,425
Residual value	233	—	—	233
Unearned income	(238)	—	—	(238)
Allowance for credit loss	(233)	(98)	(18)	(349)
Total, net	$3,294	$1,585	$3,192	$8,071
Reported as:
Current	$1,476	$728	$1,949	$4,153
Noncurrent	1,818	857	1,243	3,918
Total, net	$3,294	$1,585	$3,192	$8,071
As of July 25, 2015 and July 26, 2014, the deferred service revenue related to "Financed Service Contracts and Other" was $1,853 million and $1,843 million, respectively.
Future minimum lease payments to be received as of July 25, 2015 are summarized as follows (in millions):

Fiscal Year	Amount
2016	$1,613
2017	999
2018	503
2019	202
2020	44
Total	$3,361
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables
Gross receivables less unearned income categorized by the Company’s internal credit risk rating as of July 25, 2015 and July 26, 2014 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
July 25, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,688	$1,342	$141	$3,171
Loan receivables	788	823	152	1,763
Financed service contracts and other	2,133	1,389	51	3,573
Total	$4,609	$3,554	$344	$8,507

	INTERNAL CREDIT RISK RATING
July 26, 2014	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,615	$1,538	$141	$3,294
Loan receivables	953	593	137	1,683
Financed service contracts and other	1,744	1,367	99	3,210
Total	$4,312	$3,498	$377	$8,187
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of July 25, 2015 and July 26, 2014 were $2,253 million and $2,220 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,731 million and $8,420 million as of their respective period ends.
The following tables present the aging analysis of gross receivables less unearned income as of July 25, 2015 and July 26, 2014 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2015	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$90	$27	$185	$302	$2,869	$3,171	$73	$73
Loan receivables	21	3	25	49	1,714	1,763	32	32
Financed service contracts and other	396	152	414	962	2,611	3,573	29	9
Total	$507	$182	$624	$1,313	$7,194	$8,507	$134	$114

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2014	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$63	$46	$202	$311	$2,983	$3,294	$48	$41
Loan receivables	3	21	27	51	1,632	1,683	19	19
Financed service contracts and other	268	230	220	718	2,492	3,210	12	9
Total	$334	$297	$449	$1,080	$7,107	$8,187	$79	$69
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $496 million and $334 million as of July 25, 2015 and July 26, 2014, respectively.
As of July 25, 2015, the Company had financing receivables of $70 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $78 million as of July 26, 2014.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	45	(8)	20	57
Recoveries (write-offs), net	(7)	1	(1)	(7)
Foreign exchange and other	(12)	(4)	(1)	(17)
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Financing receivables as of July 25, 2015 (1)	$3,395	$1,763	$3,573	$8,731

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Provisions	4	9	1	14
Recoveries (write-offs), net	(11)	5	(3)	(9)
Foreign exchange and other	2	(2)	—	—
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Financing receivables as of July 26, 2014 (1)	$3,527	$1,683	$3,210	$8,420

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 28, 2012	$247	$122	$11	$380
Provisions	21	(20)	10	11
Recoveries (write-offs), net	(30)	(15)	(1)	(46)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of July 27, 2013	$238	$86	$20	$344
Financing receivables as of July 27, 2013 (1)	$3,507	$1,649	$3,136	$8,292
(1) Total financing receivables before allowance for credit loss.

(d)	Operating Leases
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	July 25, 2015	July 26, 2014
Operating lease assets	$372	$362
Accumulated depreciation	(205)	(202)
Operating lease assets, net	$167	$160
Minimum future rentals on non-cancelable operating leases at July 25, 2015 are approximately $0.2 billion for fiscal 2016, $0.1 billion for fiscal 2017, and less than $0.1 billion per year for each of fiscal 2018 through fiscal 2020.

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

July 25, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$29,904	$41	$(6)	$29,939
U.S. government agency securities	3,662	2	(1)	3,663
Non-U.S. government and agency securities	1,128	1	(1)	1,128
Corporate debt securities	15,802	34	(53)	15,783
U.S. agency mortgage-backed securities	1,456	8	(3)	1,461
Total fixed income securities	51,952	86	(64)	51,974
Publicly traded equity securities	1,092	480	(7)	1,565
Total	$53,044	$566	$(71)	$53,539

July 26, 2014	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$31,717	$29	$(12)	$31,734
U.S. government agency securities	1,062	1	—	1,063
Non-U.S. government and agency securities	860	2	(1)	861
Corporate debt securities	9,092	74	(7)	9,159
U.S. agency mortgage-backed securities	574	5	—	579
Total fixed income securities	43,305	111	(20)	43,396
Publicly traded equity securities	1,314	648	(10)	1,952
Total	$44,619	$759	$(30)	$45,348
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Gross realized gains	$221	$341	$264
Gross realized losses	(64)	(41)	(216)
Total	$157	$300	$48
The following table presents the realized net gains related to the Company’s available-for-sale investments by security type (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Net gains on investments in publicly traded equity securities	$116	$253	$17
Net gains on investments in fixed income securities	41	47	31
Total	$157	$300	$48
There were no impairment charges on available-for-sale investments for fiscal 2015. For fiscal 2014, the realized net gains related to the Company's available-for-sale investments included impairment charges of $11 million. These impairment charges related to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for fiscal 2013.

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at July 25, 2015 and July 26, 2014 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$6,412	$(6)	$—	$—	$6,412	$(6)
U.S. government agency securities	1,433	(1)	—	—	1,433	(1)
Non-U.S. government and agency securities	515	(1)	4	—	519	(1)
Corporate debt securities	9,552	(49)	312	(4)	9,864	(53)
U.S. agency mortgage-backed securities	579	(3)	—	—	579	(3)
Total fixed income securities	18,491	(60)	316	(4)	18,807	(64)
Publicly traded equity securities	108	(7)	2	—	110	(7)
Total	$18,599	$(67)	$318	$(4)	$18,917	$(71)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2014	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,676	$(12)	$45	$—	$7,721	$(12)
Non-U.S. government and agency securities	361	(1)	22	—	383	(1)
Corporate debt securities	1,875	(3)	491	(4)	2,366	(7)
Total fixed income securities	9,912	(16)	558	(4)	10,470	(20)
Publicly traded equity securities	132	(10)	—	—	132	(10)
Total	$10,044	$(26)	$558	$(4)	$10,602	$(30)
As of July 25, 2015, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments, and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of July 25, 2015, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the year ended July 25, 2015.
The Company has evaluated its publicly traded equity securities as of July 25, 2015 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at July 25, 2015 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,534	$16,540
Due in 1 to 2 years	15,264	15,279
Due in 2 to 5 years	18,501	18,499
Due after 5 years	1,653	1,656
Total	$51,952	$51,974

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2015 and 2014 was $0.4 billion and $1.5 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 25, 2015 and July 26, 2014, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of July 25, 2015 and July 26, 2014, the amounts are summarized in the following table (in millions):

	July 25, 2015	July 26, 2014
Equity method investments	$578	$630
Cost method investments	319	269
Total	$897	$899
Variable Interest Entities
VCE Joint Venture VCE is a joint venture formed in fiscal 2010 between the Company and EMC Corporation (“EMC”), with investments from VMware, Inc. (“VMware”) and Intel Capital Corporation ("Intel"). In October 2014, the Company, EMC, VMware, and Intel agreed to restructure VCE, and this transaction was completed in the second quarter of fiscal 2015. Prior to the restructuring, the Company’s cumulative gross investment in VCE was approximately $716 million, inclusive of convertible notes and accrued interest on convertible notes. The Company recorded cumulative losses from VCE under the equity method of $691 million since inception. The Company ceased accounting for the VCE investment under the equity method in October 2014, and losses of $47 million, $223 million and $183 million were recorded for the fiscal years ended July 25, 2015, July 26, 2014, and July 27, 2013, respectively. Under the terms of the restructuring, VCE paid $152 million to the Company for a portion of the outstanding principal balance of the convertible notes held by it and accrued interest on such notes, and the remaining principal balance of other such notes, and the accrued interest thereon, was cancelled. Pursuant to the restructuring, VCE also redeemed a portion of the Company’s equity interest in VCE, reducing the Company’s ownership interest in VCE from 35% prior to the restructuring to 10%.  In connection with this transaction, the Company has written this investment down to a book value of zero and has recognized a gain in other income (loss), net of $126 million for the fiscal year ended July 25, 2015.
Other Variable Interest Entities In the ordinary course of business, the Company has investments in other privately held companies and provides financing to certain customers. These other privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these other privately held companies and its customer financings and has determined that as of July 25, 2015 there were no other variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

9.	Fair Value

(a)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of July 25, 2015 and July 26, 2014 were as follows (in millions):

	JULY 25, 2015				JULY 26, 2014
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,336	$—	$—	$5,336	$4,935	$—	$—	$4,935
Corporate debt securities	—	14	—	14	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	29,939	—	29,939	—	31,734	—	31,734
U.S. government agency securities	—	3,663	—	3,663	—	1,063	—	1,063
Non-U.S. government and agency securities	—	1,128	—	1,128	—	861	—	861
Corporate debt securities	—	15,783	—	15,783	—	9,159	—	9,159
U.S. agency mortgage-backed securities	—	1,461	—	1,461	—	579	—	579
Publicly traded equity securities	1,565	—	—	1,565	1,952	—	—	1,952
Derivative assets	—	214	4	218	—	158	2	160
Total	$6,901	$52,202	$4	$59,107	$6,887	$43,554	$2	$50,443
Liabilities:
Derivative liabilities	$—	$12	$—	$12	$—	$67	$—	$67
Total	$—	$12	$—	$12	$—	$67	$—	$67
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

(b)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE YEARS ENDED
	July 25, 2015	July 26, 2014	July 27, 2013
Investments in privately held companies (impaired)	$(38)	$(21)	$(31)
Purchased intangible assets (impaired)	(175)	—	—
Property held for sale—land and buildings	—	—	(1)
Gains (losses) on assets no longer held at end of fiscal year	(8)	(2)	75
Total gains (losses) for nonrecurring measurements	$(221)	$(23)	$43

These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $36 million as of July 25, 2015.
The fair value for purchased intangibles assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was $5 million as of July 25, 2015.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses.

(c)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $319 million and $269 million as of July 25, 2015 and July 26, 2014, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of July 25, 2015 and July 26, 2014 was $2.2 billion and $2.1 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of July 25, 2015 and July 26, 2014, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of July 25, 2015, the fair value of the Company’s senior notes and other long-term debt was $26.6 billion, with a carrying amount of $25.4 billion. This compares to a fair value of $22.4 billion and a carrying amount of $20.8 billion as of July 26, 2014. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	July 25, 2015		July 26, 2014
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$3,894	2.48%	$500	3.11%
Other notes and borrowings	3	2.44%	8	2.67%
Total short-term debt	$3,897		$508
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
The Company repaid the fixed-rate notes (2.90%) due on November 17, 2014 for an aggregate principal amount of $500 million upon maturity.

The Company repaid the floating-rate notes due on September 3, 2015 for an aggregate principal amount of $850 million upon maturity.
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company did not have any commercial paper notes outstanding as of each of July 25, 2015 and July 26, 2014.

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			July 25, 2015		July 26, 2014
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015		$850	0.43%	$850	0.35%
Three-month LIBOR plus 0.28%	March 3, 2017		1,000	0.63%	1,000	0.56%
Three-month LIBOR plus 0.31%	June 15, 2018	(1)	900	0.65%	—	—
Three-month LIBOR plus 0.50%	March 1, 2019		500	0.84%	500	0.78%
Fixed-rate notes:
2.90%	November 17, 2014		—	—	500	3.11%
5.50%	February 22, 2016		3,000	3.07%	3,000	3.04%
1.10%	March 3, 2017		2,400	0.59%	2,400	0.56%
3.15%	March 14, 2017		750	0.85%	750	0.79%
1.65%	June 15, 2018	(1)	1,600	1.72%	—	—
4.95%	February 15, 2019		2,000	4.70%	2,000	4.69%
2.125%	March 1, 2019		1,750	0.80%	1,750	0.77%
4.45%	January 15, 2020		2,500	3.01%	2,500	2.98%
2.45%	June 15, 2020	(1)	1,500	2.54%	—	—
2.90%	March 4, 2021		500	0.96%	500	0.93%
3.00%	June 15, 2022	(1)	500	1.21%	—	—
3.625%	March 4, 2024		1,000	1.08%	1,000	1.05%
3.50%	June 15, 2025	(1)	500	1.37%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Other long-term debt			1	2.08%	4	2.39%
Total			25,251		20,754
Unaccreted discount/issuance costs			(131)		(127)
Hedge accounting fair value adjustments			231		210
Total			$25,351		$20,837

Reported as:
Current portion of long-term debt			$3,894		$500
Long-term debt			21,457		20,337
Total			$25,351		$20,837
(1) In June 2015, the Company issued senior notes for an aggregate principal amount of $5.0 billion.
To achieve its interest rate risk management objectives, the Company entered into interest rate swaps in prior periods with an aggregate notional amount of $11.4 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 11.
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 25, 2015, the Company was in compliance with all debt covenants.
As of July 25, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2016	$3,850
2017	4,151
2018	2,500
2019	4,250
2020	4,000
Thereafter	6,500
Total	$25,251

(c)	Credit Facility
On May 15, 2015, the Company entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one-month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on the Company’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. The credit agreement requires the Company to comply with certain covenants, including that it maintain an interest coverage ratio as defined in the agreement.
The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. As of July 25, 2015, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.
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

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 25, 2015	July 26, 2014	Balance Sheet Line Item	July 25, 2015	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$10	$7	Other current liabilities	$11	$6
Interest rate derivatives	Other assets	202	148	Other long-term liabilities	—	3
Equity derivatives	Other current assets	—	—	Other current liabilities	—	56
Total		212	155		11	65
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	3	Other current liabilities	1	2
Equity derivatives	Other assets	4	2	Other long-term liabilities	—	—
Total		6	5		1	2
Total		$218	$160		$12	$67
The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE YEARS ENDED (EFFECTIVE PORTION)				GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE YEARS ENDED (EFFECTIVE PORTION)
	July 25, 2015	July 26, 2014	July 27, 2013	Line Item in Statements of Operations	July 25, 2015	July 26, 2014	July 27, 2013
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(159)	$48	$73	Operating expenses	$(121)	$55	$10
				Cost of sales—service	(33)	13	2
Total	$(159)	$48	$73	Total	$(154)	$68	$12

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$42	$(15)	$(1)	Other income (loss), net	$—	$—	$—
As of July 25, 2015, the Company estimates that approximately $5 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE YEARS ENDED			GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE YEARS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	July 25, 2015	July 26, 2014	July 27, 2013	July 25, 2015	July 26, 2014	July 27, 2013
Equity derivatives	Other income (loss), net	$56	$(72)	$(155)	$(56)	$72	$155
Interest rate derivatives	Interest expense	54	(2)	(78)	(57)	—	78
Total		$110	$(74)	$(233)	$(113)	$72	$233

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 25, 2015	July 26, 2014	July 27, 2013
Foreign currency derivatives	Other income (loss), net	$(173)	$23	$(74)
Total return swaps—deferred compensation	Operating expenses	19	47	61
Equity derivatives	Other income (loss), net	27	34	—
Total		$(127)	$104	$(13)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	July 25, 2015	July 26, 2014
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$1,201	$1,618
Interest rate derivatives	11,400	10,400
Net investment hedging instruments	192	345
Equity derivatives	—	238
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,023	2,528
Total return swaps—deferred compensation	462	428
Total	$15,278	$15,557

(b)	Offsetting of Derivative Instruments
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

	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEET			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEET BUT WITH LEGAL RIGHTS TO OFFSET
July 25, 2015	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$218	$—	$218	$(12)	$(124)	$82
Derivatives liabilities	$12	$—	$12	$(12)	$—	$—

	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEET			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEET BUT WITH LEGAL RIGHTS TO OFFSET
July 26, 2014	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$160	$—	$160	$(39)	$(60)	$61
Derivatives liabilities	$67	$—	$67	$(39)	$(1)	$27

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of July 25, 2015 and July 26, 2014, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt  In fiscal 2015 and 2014, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due on various dates from 2017 through 2025. In the periods prior to fiscal 2013, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in 2016 and 2017. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other long-term liabilities.

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
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. The fair market value of these derivatives that are in a net liability position as of July 25, 2015 and July 26, 2014 were $0 million and $3 million, respectively.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 25, 2015 are as follows (in millions):

Fiscal Year	Amount
2016	$346
2017	254
2018	181
2019	99
2020	79
Thereafter	183
Total	$1,142
Rent expense for office space and equipment totaled $394 million, $413 million, and $416 million in fiscal 2015, 2014, and 2013, respectively.

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of July 25, 2015 and July 26, 2014, the Company had total purchase commitments for inventory of $4,078 million and $4,169 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of July 25, 2015 and July 26, 2014, the liability for these purchase commitments was $156 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s business combinations, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 25, 2015	July 26, 2014	July 27, 2013
Compensation expense related to acquisitions	$334	$607	$123

As of July 25, 2015, the Company estimated that future cash compensation expense of up to $296 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc., as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $207 million and $416 million during fiscal 2015 and 2014, respectively, related to the fair value of the vested portion of amounts that were earned or expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $843 million (which includes the $623 million that has been expensed to date), net of forfeitures. The milestone payments, to the extent earned, are expected to be paid primarily during the first half of each of fiscal 2016 and fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $205 million and $255 million as of July 25, 2015 and July 26, 2014, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 25, 2015	July 26, 2014	July 27, 2013
Balance at beginning of fiscal year	$446	$402	$373
Provision for warranties issued	696	704	649
Payments	(693)	(660)	(620)
Balance at end of fiscal year	$449	$446	$402
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $25.9 billion, $24.6 billion, and $23.8 billion in fiscal 2015, 2014, and 2013, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each of July 25, 2015 and July 26, 2014.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $107 million, $129 million, and $185 million in fiscal 2015, 2014, and 2013, respectively.

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at July 25, 2015 and July 26, 2014, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 25, 2015	July 26, 2014
Maximum potential future payments relating to financing guarantees:
Channel partner	$288	$263
End user	129	202
Total	$417	$465
Deferred revenue associated with financing guarantees:
Channel partner	$(127)	$(127)
End user	(107)	(166)
Total	$(234)	$(293)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$183	$172
Other Guarantees The Company’s other guarantee arrangements as of July 25, 2015 and July 26, 2014 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components were widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products was beyond the Company's warranty terms, the Company has been proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarter of fiscal 2015, an adjustment to product cost of sales of $164 million was recorded to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. The supplier component remediation liability was $408 million and $670 million as of July 25, 2015 and July 26, 2014, respectively.

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
The Company has an obligation to indemnify certain expenses pursuant to such an agreement in, among other cases, cases involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) in the U.S. District Court for the District of Kansas filed on December 19, 2011 (including one case that was later transferred to the District of Delaware). Sprint alleges that the service provider customers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint seeks monetary damages. Sprint’s cases in Kansas include claims against Comcast and Time Warner Cable, service provider customers of the Company. Although trial dates were originally set for the first half of calendar year 2016 in the case proceeding in the District of Kansas, at the request of Sprint and Comcast, the judge in Sprint’s Kansas action ordered a six-month stay of the patent litigation between those parties for them to pursue a resolution of their dispute. In addition, on May 15, 2015 the judge in Sprint's Delaware action against the Company’s service provider customer Cox Communications (“Cox”) granted defendant Cox’s motion for partial summary judgment that six patents owned by Sprint are invalid. Cox then asked the judge to enter a final judgment on those six patents in order to conclude the district court proceedings on those patents and to allow the parties to pursue any appeals. In May 2015, the Company filed two declaratory judgment actions against Sprint seeking declarations that the patents Sprint asserted against the Company’s customers are invalid and/or not infringed. On August 27, 2015 the judge in Delaware granted Cox’s request and entered a final judgment of invalidity on those six patents; the Company expects Sprint to pursue an appeal.

The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims and/or that the remaining patents are invalid. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company, in accordance with its agreement, may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $262 million for the alleged evasion of import and other taxes, approximately $1.1 billion for interest, and approximately $1.2 billion for various penalties, all determined using an exchange rate as of July 25, 2015. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission (SEC) and the U.S. Department of Justice, the Company is conducting an investigation into allegations that the Company and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of the Company's operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of the Company’s products in those countries.  The Company takes any such allegations very seriously and is fully cooperating with and sharing the results of its investigation with the SEC and the Department of Justice.  While the outcome of the Company's investigation is currently not determinable, the Company does not expect that it will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than 2% of the Company’s revenues.
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
During fiscal 2015, the Company declared and paid cash dividends of $0.80 per common share, or $4.1 billion, on the Company’s outstanding common stock. During fiscal 2014, the Company declared and paid cash dividends of $0.72 per common share, or $3.8 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of July 25, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $4.3 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 27, 2013	3,868	$20.40	$78,906
Repurchase of common stock under the stock repurchase program (1)	420	22.71	9,539
Cumulative balance at July 26, 2014	4,288	20.63	88,445
Repurchase of common stock under the stock repurchase program (2)	155	27.22	4,234
Cumulative balance at July 25, 2015	4,443	$20.86	$92,679
(1) Includes stock repurchases of $126 million, which were pending settlement as of July 26, 2014.
(2) Includes stock repurchases of $36 million, which were pending settlement as of July 25, 2015.
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
For the years ended July 25, 2015 and July 26, 2014, the Company repurchased approximately 20 million and 18 million shares, or $502 million and $430 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

(d)	Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of July 25, 2015, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of July 25, 2015, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, and RSUs, the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date.
The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant on each of the first through fifth or fourth anniversaries of the date of the grant, respectively. The majority of the performance-based and market-based RSUs vests at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. Other performance-based RSUs, that are based on the achievement of financial and/or non-financial operating goals typically award RSUs upon the achievement of milestones (and may require subsequent service periods), with overall vesting of the shares underlying the award ranging from six months to three years. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of July 25, 2015. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 27 million, 27 million, and 36 million shares under the Purchase Plan in fiscal 2015, 2014, and 2013, respectively. As of July 25, 2015, 148 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Cost of sales—product	$50	$45	$40
Cost of sales—service	157	150	138
Share-based compensation expense in cost of sales	207	195	178
Research and development	448	411	286
Sales and marketing	559	549	484
General and administrative	228	198	175
Restructuring and other charges	(2)	(5)	(3)
Share-based compensation expense in operating expenses	1,233	1,153	942
Total share-based compensation expense	$1,440	$1,348	$1,120
Income tax benefit for share-based compensation	$373	$324	$285
As of July 25, 2015, the total compensation cost related to unvested share-based awards not yet recognized was $2.4 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Balance at beginning of fiscal year	310	228	218
Restricted stock, stock units, and other share-based awards granted	(101)	(98)	(102)
Share-based awards canceled/forfeited/expired	40	36	115
Additional shares reserved	—	135	—
Shares withheld for taxes and not issued	27	6	—
Other	—	3	(3)
Balance at end of fiscal year	276	310	228
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 28, 2012	128	$19.46
Granted and assumed	72	18.52
Vested	(46)	20.17	$932
Canceled/forfeited	(11)	18.91
UNVESTED BALANCE AT JULY 27, 2013	143	18.80
Granted and assumed	72	20.85
Vested	(53)	19.55	$1,229
Canceled/forfeited	(13)	18.61
UNVESTED BALANCE AT JULY 26, 2014	149	19.54
Granted and assumed	67	25.29
Vested	(57)	19.82	$1,517
Canceled/forfeited	(16)	20.17
UNVESTED BALANCE AT JULY 25, 2015	143	$22.08

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 28, 2012	520	$22.68
Assumed from acquisitions	10	0.77
Exercised	(154)	18.51
Canceled/forfeited/expired	(100)	22.18
BALANCE AT JULY 27, 2013	276	24.44
Assumed from acquisitions	6	3.60
Exercised	(78)	18.30
Canceled/forfeited/expired	(17)	27.53
BALANCE AT JULY 26, 2014	187	26.03
Assumed from acquisitions	1	2.60
Exercised	(71)	21.15
Canceled/forfeited/expired	(14)	29.68
BALANCE AT JULY 25, 2015	103	$28.68
The total pretax intrinsic value of stock options exercised during fiscal 2015, 2014, and 2013 was $434 million, $458 million, and $661 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of July 25, 2015 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	4	5.0	$4.96	$97	3	$6.15	$63
$ 20.01 – 25.00	19	0.3	23.03	101	19	23.03	101
$ 25.01 – 30.00	14	1.0	26.83	24	14	26.82	24
$ 30.01 – 35.00	66	1.1	32.16	—	66	32.16	—
Total	103	1.1	$28.68	$222	102	$29.02	$188
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $28.40 as of July 24, 2015, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of July 25, 2015 was 34 million. As of July 26, 2014 , 183 million outstanding stock options were exercisable and the weighted-average exercise price was $26.50.

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and PRSUs that are based on the Company’s financial performance metrics or non-financial operating goals are valued using the market value of the Company’s common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, the Company estimated the fair value of the total shareholder return (TSR) component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Number of shares granted (in millions)	55	56	64
Grant date fair value per share	$25.30	$20.61	$18.39
Weighted-average assumptions/inputs:
Expected dividend yield	2.9%	3.1%	3.0%
Range of risk-free interest rates	0.0% – 1.8%	0.0% – 1.7%	0.0% – 1.1%

	PERFORMANCE RESTRICTED STOCK UNITS
Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Number of shares granted (in millions)	11	7	4
Grant date fair value per share	$24.85	$21.90	$19.73
Weighted-average assumptions/inputs:
Expected dividend yield	3.0%	3.0%	2.9%
Range of risk-free interest rates	0.0% – 1.8%	0.0% – 1.7%	0.1% – 0.7%
Range of expected volatilities for index	14.3% – 70.0%	14.2% – 70.5%	18.3% – 78.3%
The PRSUs granted during fiscal 2015, 2014, and 2013 are contingent on the achievement of the Company’s financial performance metrics, its comparative market-based returns, or the achievement of financial and non-financial operating goals. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on the Company’s TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of the Company's financial performance metrics or its comparative market-based returns, and 0% to 100% of the target shares granted contingent on the achievement of non-financial operating goals.

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Weighted-average assumptions:
Expected volatility	26.0%	25.1%	28.7%
Risk-free interest rate	0.3%	0.1%	0.4%
Expected dividend	2.8%	2.8%	1.5%
Expected life (in years)	1.8	0.8	1.8
Weighted-average estimated grant date fair value per share	$6.54	$5.54	$4.68
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
The Company sponsors the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for its employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. The Company matches pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that the Company may allocate to each participant’s account will not exceed $11,925 for the 2015 calendar year due to the $265,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. The Company’s matching contributions to the Plan totaled $244 million, $236 million, and $234 million in fiscal 2015, 2014, and 2013, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2015, 2014, and 2013.
The Company also sponsors other 401(k) plans as a result of acquisitions of other companies. The Company’s contributions to these plans were not material to the Company on either an individual or aggregate basis for any of the fiscal years presented.

(i)	Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of the Company’s management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by the Company, up to the maximum percentages for each deferral election as described in the plan. The Company may also, at its discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2015 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2015. The deferred compensation liability under the Deferred Compensation Plan, together with a deferred compensation plan assumed from Scientific-Atlanta, was approximately $536 million and $509 million as of July 25, 2015 and July 26, 2014, respectively, and was recorded primarily in other long-term liabilities.

15.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, are summarized as follows (in millions):

	Net Unrealized Gains on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income
BALANCE AT JULY 28, 2012	$409	$(53)	$305	$661
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	3	74	(83)	(6)
(Gains) losses reclassified out of AOCI	(48)	(12)	—	(60)
Tax benefit (expense)	15	(1)	(1)	13
BALANCE AT JULY 27, 2013	379	8	221	608
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	380	48	49	477
(Gains) losses reclassified out of AOCI	(300)	(68)	—	(368)
Tax benefit (expense)	(35)	—	(5)	(40)
BALANCE AT JULY 26, 2014	424	(12)	265	677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(28)	(159)	(563)	(750)
(Gains) losses reclassified out of AOCI	(157)	154	2	(1)
Tax benefit (expense)	71	1	63	135
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	July 25, 2015	July 26, 2014	July 27, 2013
Comprehensive Income Components	Income Before Taxes			Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$157	$300	$48	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(121)	55	10	Operating expenses
Foreign currency derivatives	(33)	13	2	Cost of sales—service
	(154)	68	12

Cumulative translation adjustment and actuarial gains and losses
	(2)	—	—	Operating expenses

Total amounts reclassified out of AOCI	$1	$368	$60

16.	Income Taxes

(a)	Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Federal:
Current	$1,583	$1,672	$601
Deferred	43	(383)	152
	1,626	1,289	753
State:
Current	130	176	81
Deferred	(20)	(64)	48
	110	112	129
Foreign:
Current	530	692	599
Deferred	(46)	(231)	(237)
	484	461	362
Total	$2,220	$1,862	$1,244

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
United States	$3,570	$2,734	$3,716
International	7,631	6,981	7,511
Total	$11,201	$9,715	$11,227
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.8	0.5	0.8
Foreign income at other than U.S. rates	(15.2)	(16.4)	(16.4)
Tax credits	(1.2)	(0.7)	(1.6)
Domestic manufacturing deduction	(0.7)	(0.9)	(1.0)
Nondeductible compensation	2.0	3.3	1.3
Tax audit settlement	—	—	(7.1)
Other, net	(0.9)	(1.6)	0.1
Total	19.8%	19.2%	11.1%
During fiscal 2015, the Tax Increase Prevention Act of 2014 reinstated the U.S. federal R&D tax credit for calendar year 2014 R&D expenses. As a result, the tax provision in fiscal 2015 included a tax benefit of $138 million related to the U.S. R&D tax credit, of which $78 million was attributable to fiscal 2014.
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

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $58.0 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2015. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, the Company would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Determination of the amount of unrecognized deferred income tax liability related to these earnings is not practicable.
As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates and in some cases is wholly exempt from taxes. A portion of these incentives expired at the end of fiscal 2015. The majority of the remaining tax incentives will expire at the end of fiscal 2025. The gross income tax benefit attributable to tax incentives was estimated to be $1.4 billion ($0.28 per diluted share) in fiscal 2015, of which approximately $0.5 billion ($0.10 per diluted share) is based on tax incentives that expired at the end of fiscal 2015. As of the end of fiscal 2014 and fiscal 2013, the gross income tax benefits attributable to tax incentives were estimated to be $1.3 billion and $1.4 billion ($0.25 and $0.26 per diluted share) for the respective years. The gross income tax benefits were partially offset by accruals of U.S. income taxes on undistributed earnings.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Beginning balance	$1,938	$1,775	$2,819
Additions based on tax positions related to the current year	276	262	138
Additions for tax positions of prior years	137	64	187
Reductions for tax positions of prior years	(30)	(13)	(1,027)
Settlements	(165)	(17)	(199)
Lapse of statute of limitations	(127)	(133)	(143)
Ending balance	$2,029	$1,938	$1,775
As of July 25, 2015, $1.7 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2015 the Company recognized $27 million of net interest expense and $3 million of penalties. During fiscal 2014, the Company recognized $29 million of net interest expense and $8 million of penalties. During fiscal 2013, the Company recognized $115 million of net interest expense and $2 million of penalties. The Company’s total accrual for interest and penalties was $274 million, $304 million, and $268 million as of the end of fiscal 2015, 2014, and 2013, respectively. The Company is no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2007. With limited exceptions, the Company is no longer subject to foreign, state, or local income tax audits for returns covering tax years through fiscal 2002.
The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at July 25, 2015 could be reduced by approximately $900 million in the next 12 months, a portion of which could increase earnings.

(b)	Deferred Tax Assets and Liabilities
The following table presents the breakdown between current and noncurrent net deferred tax assets (in millions):

	July 25, 2015	July 26, 2014
Deferred tax assets—current	$2,915	$2,808
Deferred tax liabilities—current	(212)	(134)
Deferred tax assets—noncurrent	1,648	1,700
Deferred tax liabilities—noncurrent	(246)	(369)
Total net deferred tax assets	$4,105	$4,005

The components of the deferred tax assets and liabilities are as follows (in millions):

	July 25, 2015	July 26, 2014
ASSETS
Allowance for doubtful accounts and returns	$417	$464
Sales-type and direct-financing leases	266	231
Inventory write-downs and capitalization	345	307
Investment provisions	112	212
IPR&D, goodwill, and purchased intangible assets	134	135
Deferred revenue	1,795	1,689
Credits and net operating loss carryforwards	746	796
Share-based compensation expense	520	661
Accrued compensation	467	496
Other	670	676
Gross deferred tax assets	5,472	5,667
Valuation allowance	(84)	(114)
Total deferred tax assets	5,388	5,553
LIABILITIES
Purchased intangible assets	(950)	(1,229)
Depreciation	(143)	(48)
Unrealized gains on investments	(175)	(245)
Other	(15)	(26)
Total deferred tax liabilities	(1,283)	(1,548)
Total net deferred tax assets	$4,105	$4,005
As of July 25, 2015, the Company’s federal, state, and foreign net operating loss carryforwards for income tax purposes were $204 million, $536 million, and $697 million, respectively. A significant amount of the federal net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal net operating loss will begin to expire in fiscal 2018, and the state and foreign net operating loss carryforwards will begin to expire in fiscal 2018 and 2016, respectively. The Company has provided a valuation allowance of $68 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.
As of July 25, 2015, the Company’s federal, state, and foreign tax credit carryforwards for income tax purposes were approximately $7 million, $700 million, and $26 million, respectively. The federal and foreign tax credit carryforwards will begin to expire in fiscal 2017 and 2018, respectively. The majority of state and foreign tax credits can be carried forward indefinitely. The Company has provided a valuation allowance of $16 million for deferred tax assets related to state and foreign tax credits that are not expected to be realized.

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
Summarized financial information by segment for fiscal 2015, 2014, and 2013, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Revenue:
Americas	$29,655	$27,781	$28,639
EMEA	12,322	12,006	12,210
APJC	7,184	7,355	7,758
Total	$49,161	$47,142	$48,607
Gross margin:
Americas	$18,670	$17,379	$17,887
EMEA	7,705	7,700	7,876
APJC	4,307	4,252	4,637
Segment total	30,682	29,331	30,400
Unallocated corporate items	(1,001)	(1,562)	(960)
Total	$29,681	$27,769	$29,440
Revenue in the United States was $26.0 billion, $24.3 billion, and $24.6 billion for fiscal 2015, 2014, and 2013, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Revenue:
Switching	$14,741	$14,001	$14,711
NGN Routing	7,704	7,609	8,168
Collaboration	4,000	3,815	4,057
Service Provider Video	3,555	3,969	4,855
Data Center	3,220	2,640	2,074
Wireless	2,542	2,293	2,257
Security	1,747	1,566	1,348
Other	241	279	559
Product	37,750	36,172	38,029
Service	11,411	10,970	10,578
Total	$49,161	$47,142	$48,607

The Company has made certain reclassifications to the product revenue amounts for prior years to conform to the current year’s presentation.

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, as of July 25, 2015 and July 26, 2014 was attributable to its U.S. operations. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $53.4 billion and $47.4 billion as of July 25, 2015 and July 26, 2014, respectively, and the remaining $7.0 billion and $4.7 billion at the respective fiscal year ends were available in the United States. In fiscal 2015, 2014, and 2013, no single customer accounted for 10% or more of the Company’s revenue.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 25, 2015	July 26, 2014	July 27, 2013
Property and equipment, net:
United States	$2,733	$2,697	$2,780
International	599	555	542
Total	$3,332	$3,252	$3,322

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 25, 2015	July 26, 2014	July 27, 2013
Net income	$8,981	$7,853	$9,983
Weighted-average shares—basic	5,104	5,234	5,329
Effect of dilutive potential common shares	42	47	51
Weighted-average shares—diluted	5,146	5,281	5,380
Net income per share—basic	$1.76	$1.50	$1.87
Net income per share—diluted	$1.75	$1.49	$1.86
Antidilutive employee share-based awards, excluded	183	254	407
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

Supplementary Financial Data (Unaudited)
(in millions, except per-share amounts)

Quarters Ended	July 25, 2015	April 25, 2015	January 24, 2015	October 25, 2014
Revenue	$12,843	$12,137	$11,936	$12,245
Gross margin	$7,733	$7,525	$7,090	$7,333
Operating income	$2,881	$2,925	$2,622	$2,342
Net income	$2,319	$2,437	$2,397	$1,828
Net income per share - basic	$0.46	$0.48	$0.47	$0.36
Net income per share - diluted	$0.45	$0.47	$0.46	$0.35
Cash dividends declared per common share	$0.21	$0.21	$0.19	$0.19
Cash and cash equivalents and investments	$60,416	$54,419	$53,022	$52,107

Quarters Ended	July 26, 2014	April 26, 2014	January 25, 2014 (1)	October 26, 2013
Revenue	$12,357	$11,545	$11,155	$12,085
Gross margin	$7,405	$7,006	$5,951	$7,407
Operating income	$2,681	$2,542	$1,667	$2,455
Net income	$2,247	$2,181	$1,429	$1,996
Net income per share - basic	$0.44	$0.42	$0.27	$0.37
Net income per share - diluted	$0.43	$0.42	$0.27	$0.37
Cash dividends declared per common share	$0.19	$0.19	$0.17	$0.17
Cash and cash equivalents and investments	$52,074	$50,469	$47,065	$48,201

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
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1: Election of Directors—General,” “—Business Experience and Qualifications of Nominees,” and “—Board Meetings and Committees—Nomination and Governance Committee” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Proposal No. 1: Election of Directors—Board Meetings and Committees” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Ownership of Securities—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is entitled “Special Ethics Obligations for Employees with Financial Reporting Responsibilities: Financial Officer Code of Ethics” and is posted on our website. The Internet address for our website is www.cisco.com, and this code of ethics may be found from our main webpage by clicking first on “About Cisco” and then on “Corporate Governance” under “Investor Relations,” and finally on “Financial Officer Code of Ethics”.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Code of Business Conduct” as specified above.

Item 11.	Executive Compensation
The information appearing under the headings “Proposal No. 1: Election of Directors—Director Compensation” and “Executive Compensation and Related Information” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Ownership of Securities— Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Related Transactions,” and the information required by this item relating to director independence is included under the caption “Proposal No. 1: Election of Directors—Independent Directors,” in each case in our Proxy Statement related to the 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the captions “Proposal No. 3: Ratification of Independent Registered Public Accounting Firm—Principal Accountant Fees and Services” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2015 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
See the “Index to Consolidated Financial Statements” on page 70 of this report.

2.	Financial Statement Schedule
See “Schedule II—Valuation and Qualifying Accounts” (below) within Item 15 of this report.

3.	Exhibits
See the “Index to Exhibits” immediately following the signature page of this report.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Allowances For
	Financing Receivables	Accounts Receivable
Year ended July 27, 2013:
Balance at beginning of fiscal year	$380	$207
Provisions	11	33
(Write-offs) recoveries, net	(46)	(12)
Foreign exchange and other	(1)	—
Balance at end of fiscal year	$344	$228
Year ended July 26, 2014:
Balance at beginning of fiscal year	$344	$228
Provisions	14	65
(Write-offs) recoveries, net	(9)	(28)
Balance at end of fiscal year	$349	$265
Year ended July 25, 2015:
Balance at beginning of fiscal year	$349	$265
Provisions	57	77
(Write-offs) recoveries, net	(7)	(40)
Foreign exchange and other	(17)	—
Balance at end of fiscal year	$382	$302

Foreign exchange and other includes the impact of foreign exchange and certain immaterial reclassifications.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2015	CISCO SYSTEMS, INC.

/S/ CHARLES H. ROBBINS
Charles H. Robbins
Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles H. Robbins and Kelly A. Kramer, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chief Executive Officer and Director	September 8, 2015
Charles H. Robbins	(Principal Executive Officer)

/S/ KELLY A. KRAMER	Executive Vice President and Chief Financial Officer	September 8, 2015
Kelly A. Kramer	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President, Corporate Controller and	September 8, 2015
Prat S. Bhatt	Chief Accounting Officer
(Principal Accounting Officer)

/S/ JOHN T. CHAMBERS	Executive Chairman	September 8, 2015
John T. Chambers

/S/ CAROL A. BARTZ	Lead Independent Director	September 8, 2015
Carol A. Bartz

Signature	Title	Date

/S/ M. MICHELE BURNS	Director	September 8, 2015
M. Michele Burns

/S/ MICHAEL D. CAPELLAS	Director	September 8, 2015
Michael D. Capellas

/S/ BRIAN L. HALLA	Director	September 8, 2015
Brian L. Halla

/S/ JOHN L. HENNESSY	Director	September 8, 2015
Dr. John L. Hennessy

/S/ KRISTINA M. JOHNSON	Director	September 8, 2015
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 8, 2015
Roderick C. McGeary

/S/ ARUN SARIN	Director	September 8, 2015
Arun Sarin

/S/ STEVEN M. WEST	Director	September 8, 2015
Steven M. West

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	10/4/2012
4.1	Indenture, dated February 22, 2006, between Cisco Systems, Inc. and Deutsche Bank Trust Company Americas, as trustee	8-K	000-18225	4.1	2/22/2006
4.2	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.3	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.4	Indenture, dated March 16, 2011, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/16/2011
4.5	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.6	Forms of Global Note for the registrant’s 5.50% Senior Notes due 2016	8-K	000-18225	4.1	2/22/2006
4.7	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.8	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.9	Forms of Global Note for the Company’s 3.150% Senior Notes due 2017	8-K	000-18225	4.1	3/16/2011
4.10	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
4.11	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Amended and Restated 1996 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.2	9/21/2010
10.3*	Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (amends and restates the 2003 Long-Term Incentive Plan of Scientific-Atlanta) (including related form agreements)	10-K	000-18225	10.4	9/18/2007
10.4*	Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan. (amends and restates the WebEx Communications, Inc. Amended and Restated 2000 Stock Incentive Plan) (including related form agreements)	10-K	000-18225	10.5	9/18/2007
10.5*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.1	11/24/2014
10.6*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	000-18225	10.5	2/18/2015
10.7*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.1	11/16/2012

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.8*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004
10.9*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004
10.10*	Relocation Agreement between Cisco Systems, Inc. and Charles Robbins	10-Q	000-18225	10.2	11/22/2013
10.11*	Letter Agreement by and between Cisco Systems, Inc. and Kelly A. Kramer	8-K	000-18225	10.2	11/24/2014
10.12*	Transition and Separation Agreement by and between Cisco Systems, Inc. and Frank A. Calderoni	8-K	000-18225	10.3	11/24/2014
10.13*	Separation Agreement by and between Cisco Systems, Inc. and Robert W. Lloyd	8-K	000-18225	10.1	6/1/2015
10.14*	Separation Agreement by and between Cisco Systems, Inc. and Gary B. Moore	8-K	000-18225	10.2	6/1/2015
10.15	Credit Agreement dated as of May 15, 2015, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	10-Q	000-18225	10.1	5/20/2015
10.16	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011
10.17	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 124 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.