Form 10-Q
period 2015-10-24
CISCO SYSTEMS, INC.
filed 2015-11-19
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 13, 2015: 5,076,079,317
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 24, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 24, 2015	July 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,758	$6,877
Investments	53,349	53,539
Accounts receivable, net of allowance for doubtful accounts of $300 at October 24, 2015 and $302 at July 25, 2015	4,712	5,344
Inventories	1,482	1,627
Financing receivables, net	4,506	4,491
Deferred tax assets	2,706	2,915
Other current assets	1,433	1,490
Total current assets	73,946	76,283
Property and equipment, net	3,346	3,332
Financing receivables, net	4,037	3,858
Goodwill	24,882	24,469
Purchased intangible assets, net	2,292	2,376
Other assets	3,270	3,163
TOTAL ASSETS	$111,773	$113,481
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,027	$3,897
Accounts payable	1,119	1,104
Income taxes payable	122	62
Accrued compensation	2,611	3,049
Deferred revenue	9,821	9,824
Other current liabilities	5,400	5,687
Total current liabilities	22,100	23,623
Long-term debt	21,594	21,457
Income taxes payable	1,490	1,876
Deferred revenue	5,341	5,359
Other long-term liabilities	1,263	1,459
Total liabilities	51,788	53,774
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,082 and 5,085 shares issued and outstanding at October 24, 2015 and July 25, 2015, respectively	43,643	43,592
Retained earnings	16,586	16,045
Accumulated other comprehensive income (loss)	(252)	61
Total Cisco shareholders’ equity	59,977	59,698
Noncontrolling interests	8	9
Total equity	59,985	59,707
TOTAL LIABILITIES AND EQUITY	$111,773	$113,481
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 24, 2015	October 25, 2014
REVENUE:
Product	$9,844	$9,435
Service	2,838	2,810
Total revenue	12,682	12,245
COST OF SALES:
Product	3,853	3,919
Service	997	993
Total cost of sales	4,850	4,912
GROSS MARGIN	7,832	7,333
OPERATING EXPENSES:
Research and development	1,560	1,583
Sales and marketing	2,443	2,515
General and administrative	539	504
Amortization of purchased intangible assets	69	71
Restructuring and other charges	142	318
Total operating expenses	4,753	4,991
OPERATING INCOME	3,079	2,342
Interest income	225	179
Interest expense	(159)	(139)
Other income (loss), net	(8)	(22)
Interest and other income (loss), net	58	18
INCOME BEFORE PROVISION FOR INCOME TAXES	3,137	2,360
Provision for income taxes	707	532
NET INCOME	$2,430	$1,828

Net income per share:
Basic	$0.48	$0.36
Diluted	$0.48	$0.35
Shares used in per-share calculation:
Basic	5,080	5,112
Diluted	5,113	5,156

Cash dividends declared per common share	$0.21	$0.19
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 24, 2015	October 25, 2014
Net income	$2,430	$1,828
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $56 and $14 for the three months ended October 24, 2015 and October 25, 2014, respectively	(100)	(22)
Net gains reclassified into earnings, net of tax expense of $0 and $2 for the three months ended October 24, 2015 and October 25, 2014, respectively	1	(5)
	(99)	(27)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $2 and $3 for the three months ended October 24, 2015 and October 25, 2014, respectively	(2)	(53)
Net (gains) losses reclassified into earnings	3	4
	1	(49)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(39) and $11 for the three months ended October 24, 2015 and October 25, 2014, respectively	(216)	(150)
Other comprehensive income (loss)	(314)	(226)
Comprehensive income	2,116	1,602
Comprehensive (income) loss attributable to noncontrolling interests	1	—
Comprehensive income attributable to Cisco Systems, Inc.	$2,117	$1,602
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 24, 2015	October 25, 2014
Cash flows from operating activities:
Net income	$2,430	$1,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	507	599
Share-based compensation expense	376	369
Provision for receivables	7	43
Deferred income taxes	193	236
Excess tax benefits from share-based compensation	(73)	(71)
(Gains) losses on investments and other, net	(4)	29
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	631	723
Inventories	130	(107)
Financing receivables	(206)	(2)
Other assets	129	2
Accounts payable	4	(5)
Income taxes, net	(315)	(398)
Accrued compensation	(434)	(495)
Deferred revenue	(19)	(328)
Other liabilities	(590)	68
Net cash provided by operating activities	2,766	2,491
Cash flows from investing activities:
Purchases of investments	(10,823)	(9,761)
Proceeds from sales of investments	6,675	3,450
Proceeds from maturities of investments	4,133	3,906
Acquisition of businesses, net of cash and cash equivalents acquired	(614)	(184)
Purchases of investments in privately held companies	(78)	(50)
Return of investments in privately held companies	24	42
Acquisition of property and equipment	(262)	(285)
Proceeds from sales of property and equipment	6	3
Other	(11)	2
Net cash used in investing activities	(950)	(2,877)
Cash flows from financing activities:
Issuances of common stock	385	353
Repurchases of common stock—repurchase program	(1,210)	(1,088)
Shares repurchased for tax withholdings on vesting of restricted stock units	(382)	(342)
Short-term borrowings, original maturities less than 90 days, net	(4)	(4)
Repayments of debt	(852)	(3)
Excess tax benefits from share-based compensation	73	71
Dividends paid	(1,068)	(973)
Other	123	33
Net cash used in financing activities	(2,935)	(1,953)
Net decrease in cash and cash equivalents	(1,119)	(2,339)
Cash and cash equivalents, beginning of period	6,877	6,726
Cash and cash equivalents, end of period	$5,758	$4,387

Supplemental cash flow information:
Cash paid for interest	$264	$263
Cash paid for income taxes, net	$828	$694
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			2,430		2,430		2,430
Other comprehensive income (loss)				(313)	(313)	(1)	(314)
Issuance of common stock	57	385			385		385
Repurchase of common stock	(45)	(386)	(821)		(1,207)		(1,207)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(382)			(382)		(382)
Cash dividends declared ($0.21 per common share)			(1,068)		(1,068)		(1,068)
Tax effects from employee stock incentive plans		39			39		39
Share-based compensation expense		376			376		376
Purchase acquisitions and other		19			19		19
BALANCE AT OCTOBER 24, 2015	5,082	$43,643	$16,586	$(252)	$59,977	$8	$59,985

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			1,828		1,828		1,828
Other comprehensive income (loss)				(226)	(226)	—	(226)
Issuance of common stock	57	353			353		353
Repurchase of common stock	(41)	(338)	(675)		(1,013)		(1,013)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(342)			(342)		(342)
Cash dividends declared ($0.19 per common share)			(973)		(973)		(973)
Tax effects from employee stock incentive plans		55			55		55
Share-based compensation expense		369			369		369
Purchase acquisitions and other		3			3		3
BALANCE AT OCTOBER 25, 2014	5,109	$41,984	$14,273	$451	$56,708	$7	$56,715

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 24, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,488	$23,001	$70,885	$93,886
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2016 is a 53-week fiscal year and fiscal 2015 was a 52-week fiscal year. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The accompanying financial data as of October 24, 2015 and for the three months ended October 24, 2015 and October 25, 2014 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2015 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2015.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 24, 2015; the results of operations, statements of comprehensive income, cash flows and equity for the three months ended October 24, 2015 and October 25, 2014, as applicable, have been made. The results of operations for the three months ended October 24, 2015 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions and Divestitures
The Company completed three acquisitions during the three months ended October 24, 2015. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
MaintenanceNet	$105	$(21)	$65	$61
OpenDNS	545	(9)	61	493
Other	6	(1)	4	3
Total	$656	$(31)	$130	$557
On August 6, 2015, the Company completed its acquisition of privately held MaintenanceNet, Inc. ("MaintenanceNet"), a provider of a cloud-based software platform that uses data analytics and automation to manage renewals of recurring customer contracts. This acquisition is a component of the Company's strategy for its Services organization to simplify and digitize its business processes.
On August 26, 2015, the Company completed its acquisition of privately held OpenDNS, Inc. ("OpenDNS"), a provider of advanced threat protection for endpoint devices. With the OpenDNS acquisition, the Company aims to strengthen its security offerings by adding broad visibility and threat intelligence delivered through a software-as-a-service platform. Revenue from the OpenDNS acquisition has been included in the Company's Security product category.
The total purchase consideration related to the Company’s acquisitions completed during the three months ended October 24, 2015 consisted of cash consideration and the assumption of vested share-based awards. The total cash and cash equivalents acquired from these business combinations was approximately $9 million. Total transaction costs related to the Company’s acquisition activities were $5 million and $2 million for the three months ended October 24, 2015 and October 25, 2014, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
The Company’s purchase price allocation for acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from the Company’s acquisitions completed during the three months ended October 24, 2015 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 24, 2015 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
Pending Divestiture On July 22, 2015, the Company entered into an exclusive agreement to sell the client premises equipment portion of its Service Provider Video connected devices business to French-based Technicolor for approximately $600 million in cash and stock subject to certain adjustments provided for in the agreement.  In connection with this transaction, the Company had tangible assets of approximately $100 million which were held for sale (of which the most significant component is inventories of approximately $80 million), and current liabilities of approximately $120 million (primarily comprised of supply chain-related liabilities, warranties, rebates and other accrued liabilities), which were held for sale as of October 24, 2015. The Company estimates that approximately $150 million of goodwill is attributable to this business, based on its relative fair value. The Company is working to close the transaction during the second quarter of fiscal 2016, subject to customary closing conditions including the receipt of certain regulatory approvals.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 24, 2015 (in millions):

	Balance at			Balance at
	July 25, 2015	Acquisitions	Other	October 24, 2015
Americas	$15,212	$361	$(90)	$15,483
EMEA	5,791	141	(34)	5,898
APJC	3,466	55	(20)	3,501
Total	$24,469	$557	$(144)	$24,882
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the three months ended October 24, 2015 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
MaintenanceNet	5.0	$50	5.0	$2	2.0	$2	$11	$65
OpenDNS	5.0	43	7.0	15	1.0	2	1	$61
Other	5.0	4	0.0	—	0.0	—	—	$4
Total		$97		$17		$4	$12	$130
The following tables present details of the Company’s purchased intangible assets (in millions):

October 24, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,454	$(1,902)	$1,552
Customer relationships	1,716	(1,036)	680
Other	58	(27)	31
Total purchased intangible assets with finite lives	5,228	(2,965)	2,263
In-process research and development, with indefinite lives	29	—	29
Total	$5,257	$(2,965)	$2,292

July 25, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,418	$(1,818)	$1,600
Customer relationships	1,699	(971)	728
Other	55	(24)	31
Total purchased intangible assets with finite lives	5,172	(2,813)	2,359
In-process research and development, with indefinite lives	17	—	17
Total	$5,189	$(2,813)	$2,376

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses. In fiscal 2015, the Company, along with a number of other companies, entered into an agreement to obtain a license to the patents owned by the Rockstar Consortium, and the Company paid approximately $300 million, of which $188 million was expensed to product cost of sales in the first quarter of fiscal 2015 related to the settlement of patent infringement claims, and the remainder was capitalized as an intangible asset to be amortized over its estimated useful life.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Amortization of purchased intangible assets:
Cost of sales	$146	$189
Operating expenses	69	71
Total	$215	$260
There were no impairment charges related to purchased intangible assets during the periods presented.
The estimated future amortization expense of purchased intangible assets with finite lives as of October 24, 2015 is as follows (in millions):

Fiscal Year	Amount
2016 (remaining nine months)	$574
2017	619
2018	476
2019	379
2020	162
Thereafter	53
Total	$2,263

5.	Restructuring and Other Charges
Fiscal 2015 Plan The Company announced a restructuring action in August 2014 (the "Fiscal 2015 Plan"), in order to realign its workforce towards key growth areas of its business such as data center, software, security, and cloud. The Company's aggregate pre-tax estimated charges pursuant to the restructuring are expected to be approximately $700 million, consisting of severance and other one-time termination benefits and other associated costs, and the Company has incurred cumulative charges of approximately $630 million in connection with this plan through October 24, 2015. The Company incurred charges of $141 million, net of a $1 million credit to cost of sales, and $318 million for the three months ended October 24, 2015 and October 25, 2014, respectively. These charges are primarily cash-based, and the Company expects the Fiscal 2015 Plan to be substantially completed during the first half of fiscal 2016.
Fiscal 2014 Plan In connection with a restructuring action announced in August 2013 (the "Fiscal 2014 Plan"), the Company incurred cumulative charges of approximately $418 million. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges as discussed above (in millions):

	FISCAL 2014 PLAN		FISCAL 2015 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2015	$11	$14	$49	$15	$89
Charges	—	—	125	17	142
Cash payments	(4)	(1)	(119)	(5)	(129)
Non-cash items	—	—	—	(16)	(16)
Liability as of October 24, 2015	$7	$13	$55	$11	$86

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 24, 2015	July 25, 2015
Inventories:
Raw materials	$107	$114
Work in process	1	2
Finished goods:
Distributor inventory and deferred cost of sales	631	610
Manufactured finished goods	464	593
Total finished goods	1,095	1,203
Service-related spares	240	258
Demonstration systems	39	50
Total	$1,482	$1,627

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,561	$4,495
Computer equipment and related software	1,276	1,310
Production, engineering, and other equipment	5,742	5,753
Operating lease assets	372	372
Furniture and fixtures	502	497
Total gross property and equipment	12,453	12,427
Less: accumulated depreciation and amortization	(9,107)	(9,095)
Total	$3,346	$3,332

Other assets:
Deferred tax assets	$1,583	$1,648
Investments in privately held companies	928	897
Other	759	618
Total	$3,270	$3,163

Deferred revenue:
Service	$9,689	$9,757
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,888	4,766
Cash receipts related to unrecognized revenue from two-tier distributors	585	660
Total product deferred revenue	5,473	5,426
Total	$15,162	$15,183
Reported as:
Current	$9,821	$9,824
Noncurrent	5,341	5,359
Total	$15,162	$15,183

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
A summary of the Company's financing receivables is presented as follows (in millions):

October 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,317	$1,963	$3,598	$8,878
Residual value	225	—	—	225
Unearned income	(182)	—	—	(182)
Allowance for credit loss	(255)	(90)	(33)	(378)
Total, net	$3,105	$1,873	$3,565	$8,543
Reported as:
Current	$1,447	$931	$2,128	$4,506
Noncurrent	1,658	942	1,437	4,037
Total, net	$3,105	$1,873	$3,565	$8,543

July 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,361	$1,763	$3,573	$8,697
Residual value	224	—	—	224
Unearned income	(190)	—	—	(190)
Allowance for credit loss	(259)	(87)	(36)	(382)
Total, net	$3,136	$1,676	$3,537	$8,349
Reported as:
Current	$1,468	$856	$2,167	$4,491
Noncurrent	1,668	820	1,370	3,858
Total, net	$3,136	$1,676	$3,537	$8,349
As of October 24, 2015 and July 25, 2015, the deferred service revenue related to "Financed Service Contracts and Other" was $1,911 million and $1,853 million, respectively.
Future minimum lease payments at October 24, 2015 are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining nine months)	$1,307
2017	1,079
2018	606
2019	254
2020	70
Thereafter	1
Total	$3,317
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables less unearned income categorized by the Company’s internal credit risk rating as of October 24, 2015 and July 25, 2015 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 24, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,670	$1,336	$129	$3,135
Loan receivables	1,039	783	141	1,963
Financed service contracts and other	2,111	1,437	50	3,598
Total	$4,820	$3,556	$320	$8,696

	INTERNAL CREDIT RISK RATING
July 25, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,688	$1,342	$141	$3,171
Loan receivables	788	823	152	1,763
Financed service contracts and other	2,133	1,389	51	3,573
Total	$4,609	$3,554	$344	$8,507
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of October 24, 2015 and July 25, 2015 were $2,308 million and $2,253 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,921 million and $8,731 million as of their respective period ends.
The following tables present the aging analysis of gross receivables less unearned income as of October 24, 2015 and July 25, 2015 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 24, 2015	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$100	$51	$176	$327	$2,808	$3,135	$83	$72
Loan receivables	22	85	69	176	1,787	1,963	17	17
Financed service contracts and other	152	50	249	451	3,147	3,598	26	6
Total	$274	$186	$494	$954	$7,742	$8,696	$126	$95

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2015	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$90	$27	$185	$302	$2,869	$3,171	$73	$73
Loan receivables	21	3	25	49	1,714	1,763	32	32
Financed service contracts and other	396	152	414	962	2,611	3,573	29	9
Total	$507	$182	$624	$1,313	$7,194	$8,507	$134	$114
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $333 million and $496 million as of October 24, 2015 and July 25, 2015, respectively.
As of October 24, 2015, the Company had financing receivables of $119 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status as they are well-secured and in the process of collection. Such balance was $70 million as of July 25, 2015.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions	—	4	—	4
Recoveries (write-offs), net	(4)	—	(3)	(7)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of October 24, 2015	$255	$90	$33	$378
Financing receivables as of October 24, 2015 (1)	$3,360	$1,963	$3,598	$8,921

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	22	(13)	19	28
Recoveries (write-offs), net	(4)	1	—	(3)
Foreign exchange and other	(3)	(2)	(1)	(6)
Allowance for credit loss as of October 25, 2014	$248	$84	$36	$368
Financing receivables as of October 25, 2014 (1)	$3,509	$1,744	$3,071	$8,324
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 24, 2015 and July 25, 2015, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 24, 2015	July 25, 2015
Operating lease assets	$372	$372
Accumulated depreciation	(207)	(205)
Operating lease assets, net	$165	$167
Minimum future rentals on noncancelable operating leases at October 24, 2015 were approximately $0.1 billion for the remaining nine months of fiscal 2016, $0.1 billion for fiscal 2017, and less than $0.1 billion per year for each of fiscal 2018 through fiscal 2020.

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

October 24, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$27,409	$63	$(1)	$27,471
U.S. government agency securities	3,606	11	—	3,617
Non-U.S. government and agency securities	1,133	3	—	1,136
Corporate debt securities	18,314	70	(78)	18,306
U.S. agency mortgage-backed securities	1,454	15	—	1,469
Total fixed income securities	51,916	162	(79)	51,999
Publicly traded equity securities	1,094	268	(12)	1,350
Total	$53,010	$430	$(91)	$53,349

July 25, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$29,904	$41	$(6)	$29,939
U.S. government agency securities	3,662	2	(1)	3,663
Non-U.S. government and agency securities	1,128	1	(1)	1,128
Corporate debt securities	15,802	34	(53)	15,783
U.S. agency mortgage-backed securities	1,456	8	(3)	1,461
Total fixed income securities	51,952	86	(64)	51,974
Publicly traded equity securities	1,092	480	(7)	1,565
Total	$53,044	$566	$(71)	$53,539
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Gross realized gains	$35	$21
Gross realized losses	(36)	(14)
Total	$(1)	$7

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Net losses on investments in publicly traded equity securities	$(9)	$(4)
Net gains on investments in fixed income securities	8	11
Total	$(1)	$7
There were no impairment charges on available-for-sale investments for the periods presented.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 24, 2015 and July 25, 2015 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 24, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,566	$(1)	$—	$—	$2,566	$(1)
U.S. government agency securities	80	—	—	—	80	—
Non-U.S. government and agency securities	57	—	10	—	67	—
Corporate debt securities	7,421	(66)	1,048	(12)	8,469	(78)
U.S. agency mortgage-backed securities	77	—	—	—	77	—
Total fixed income securities	10,201	(67)	1,058	(12)	11,259	(79)
Publicly traded equity securities	103	(11)	2	(1)	105	(12)
Total	$10,304	$(78)	$1,060	$(13)	$11,364	$(91)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$6,412	$(6)	$—	$—	$6,412	$(6)
U.S. government agency securities	1,433	(1)	—	—	1,433	(1)
Non-U.S. government and agency securities	515	(1)	4	—	519	(1)
Corporate debt securities	9,552	(49)	312	(4)	9,864	(53)
U.S. agency mortgage-backed securities	579	(3)	—	—	579	(3)
Total fixed income securities	18,491	(60)	316	(4)	18,807	(64)
Publicly traded equity securities	108	(7)	2	—	110	(7)
Total	$18,599	$(67)	$318	$(4)	$18,917	$(71)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 24, 2015, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 24, 2015, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 24, 2015.
The Company has evaluated its publicly traded equity securities as of October 24, 2015 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at October 24, 2015 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$17,274	$17,276
Due in 1 to 2 years	15,914	15,950
Due in 2 to 5 years	17,105	17,138
Due after 5 years	1,623	1,635
Total	$51,916	$51,999

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 24, 2015 and October 25, 2014 was $0.5 billion and $1.0 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 24, 2015 and July 25, 2015, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of October 24, 2015 and July 25, 2015, the amounts are summarized in the following table (in millions):

	October 24, 2015	July 25, 2015
Equity method investments	$619	$578
Cost method investments	309	319
Total	$928	$897
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of October 24, 2015 there were no variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of October 24, 2015 and July 25, 2015 were as follows (in millions):

	OCTOBER 24, 2015 FAIR VALUE MEASUREMENTS				JULY 25, 2015 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,317	$—	$—	$4,317	$5,336	$—	$—	$5,336
Corporate debt securities	—	25	—	25	—	14	—	14
Available-for-sale investments:
U.S. government securities	—	27,471	—	27,471	—	29,939	—	29,939
U.S. government agency securities	—	3,617	—	3,617	—	3,663	—	3,663
Non-U.S. government and agency securities	—	1,136	—	1,136	—	1,128	—	1,128
Corporate debt securities	—	18,306	—	18,306	—	15,783	—	15,783
U.S. agency mortgage-backed securities	—	1,469	—	1,469	—	1,461	—	1,461
Publicly traded equity securities	1,350	—	—	1,350	1,565	—	—	1,565
Derivative assets	—	340	3	343	—	214	4	218
Total	$5,667	$52,364	$3	$58,034	$6,901	$52,202	$4	$59,107
Liabilities:
Derivative liabilities	$—	$14	$—	$14	$—	$12	$—	$12
Total	$—	$14	$—	$14	$—	$12	$—	$12
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company's assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	LOSSES FOR THE THREE MONTHS ENDED
	October 24, 2015	October 25, 2014
Investments in privately held companies (impaired)	$(17)	$(1)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $6 million as of October 24, 2015.

(d)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $309 million and $319 million as of October 24, 2015 and July 25, 2015, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of October 24, 2015 and July 25, 2015 was $2.4 billion and $2.2 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 24, 2015, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of October 24, 2015, the fair value of the Company’s senior notes and other long-term debt was $26.0 billion with a carrying amount of $24.6 billion. This compares to a fair value of $26.6 billion and a carrying amount of $25.4 billion as of July 25, 2015. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 24, 2015		July 25, 2015
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$3,025	3.09%	$3,894	2.48%
Other short-term debt	2	2.08%	3	2.44%
Total	$3,027		$3,897

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On September 3, 2015, the Company repaid an aggregate principal amount of $850 million upon the maturity of its 2015 Floating-Rate Notes.
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of October 24, 2015 and July 25, 2015.

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		October 24, 2015		July 25, 2015
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$—	—	$850	0.43%
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	0.68%	1,000	0.63%
Three-month LIBOR plus 0.31%	June 15, 2018	900	0.71%	900	0.65%
Three-month LIBOR plus 0.50%	March 1, 2019	500	0.88%	500	0.84%
Fixed-rate notes:
5.50%	February 22, 2016	3,000	3.09%	3,000	3.07%
1.10%	March 3, 2017	2,400	0.60%	2,400	0.59%
3.15%	March 14, 2017	750	0.90%	750	0.85%
1.65%	June 15, 2018	1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019	2,000	4.70%	2,000	4.70%
2.125%	March 1, 2019	1,750	0.81%	1,750	0.80%
4.45%	January 15, 2020	2,500	3.02%	2,500	3.01%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.90%	March 4, 2021	500	0.97%	500	0.96%
3.00%	June 15, 2022	500	1.22%	500	1.21%
3.625%	March 4, 2024	1,000	1.09%	1,000	1.08%
3.50%	June 15, 2025	500	1.38%	500	1.37%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Other long-term debt		—		1	2.08%
Total		24,400		25,251
Unaccreted discount/issuance costs		(128)		(131)
Hedge accounting fair value adjustments		347		231
Total		$24,619		$25,351

Reported as:
Current portion of long-term debt		$3,025		$3,894
Long-term debt		21,594		21,457
Total		$24,619		$25,351
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
The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount and issuance costs, and, if applicable, adjustments related to hedging. Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 24, 2015, the Company was in compliance with all debt covenants.
As of October 24, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining nine months)	$3,000
2017	4,150
2018	2,500
2019	4,250
2020	4,000
Thereafter	6,500
Total	$24,400

(c)	Credit Facility
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
The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. As of October 24, 2015, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 24, 2015	July 25, 2015	Balance Sheet Line Item	October 24, 2015	July 25, 2015
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$9	$10	Other current liabilities	$11	$11
Interest rate derivatives	Other assets	330	202	Other long-term liabilities	—	—
Total		339	212		11	11
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	2	Other current liabilities	3	1
Equity derivatives	Other assets	3	4	Other long-term liabilities	—	—
Total		4	6		3	1
Total		$343	$218		$14	$12

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	October 24, 2015	October 25, 2014	Line Item in Statements of Operations	October 24, 2015	October 25, 2014
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(4)	$(56)	Operating expenses	$(2)	$(3)
			Cost of sales—service	(1)	(1)
Total	$(4)	$(56)		$(3)	$(4)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$—	$20	Other income (loss), net	$—	$—
As of October 24, 2015, the Company estimates that approximately $7 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income/loss (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Equity derivatives	Other income (loss), net	$—	$6	$—	$(6)
Interest rate derivatives	Interest expense	127	73	(125)	(73)
Total		$127	$79	$(125)	$(79)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 24, 2015	October 25, 2014
Foreign currency derivatives	Other income (loss), net	$4	$(58)
Total return swaps—deferred compensation	Operating expenses	(16)	(13)
Equity derivatives	Other income (loss), net	10	(4)
Total		$(2)	$(75)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 24, 2015	July 25, 2015
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$1,083	$1,201
Interest rate derivatives	11,400	11,400
Net investment hedging instruments	219	192
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,244	2,023
Total return swaps—deferred compensation	473	462
Total	$15,419	$15,278

(b)	Offsetting of Derivative Instruments
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

	October 24, 2015
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$343	$—	$343	$(14)	$(225)	$104
Derivatives liabilities	$14	$—	$14	$(14)	$—	$—

	July 25, 2015
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$218	$—	$218	$(12)	$(124)	$82
Derivatives liabilities	$12	$—	$12	$(12)	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 24, 2015 and July 25, 2015, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt   In fiscal 2016, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal years 2016 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other long-term liabilities.

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
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. No such derivatives were in a net liability position as of October 24, 2015 or July 25, 2015.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland, and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 24, 2015 are as follows (in millions):

Fiscal Year	Amount
2016 (remaining nine months)	$266
2017	263
2018	189
2019	105
2020	83
Thereafter	189
Total	$1,095

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 24, 2015 and July 25, 2015, the Company had total purchase commitments for inventory of $4,028 million and $4,078 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 24, 2015 and July 25, 2015, the liability for these purchase commitments was $178 million and $156 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Compensation expense related to acquisitions	$73	$98

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 24, 2015, the Company estimated that future cash compensation expense of up to $253 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. ("Insieme"), as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $51 million and $53 million during the three months ended October 24, 2015 and October 25, 2014, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $841 million (which includes the $674 million that has been expensed to date), net of forfeitures.
The former noncontrolling interest holders earned the maximum amount related to the first milestone payment and were paid approximately $291 million for a portion of this amount during the first quarter of fiscal 2016. The balance of the first milestone payment is expected to be paid primarily through the end of fiscal 2016. The second milestone payment, to the extent earned, is expected to be paid primarily during the first half of fiscal 2017.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $192 million and $205 million as of October 24, 2015 and July 25, 2015, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Balance at beginning of period	$449	$446
Provision for warranties issued	150	143
Payments	(166)	(153)
Balance at end of period	$433	$436
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.9 billion and $6.3 billion for the three months

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ended October 24, 2015 and October 25, 2014, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each October 24, 2015 and July 25, 2015.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $23 million and $26 million for the three months ended October 24, 2015 and October 25, 2014, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 24, 2015 and July 25, 2015, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 24, 2015	July 25, 2015
Maximum potential future payments relating to financing guarantees:
Channel partner	$250	$288
End user	124	129
Total	$374	$417
Deferred revenue associated with financing guarantees:
Channel partner	$(96)	$(127)
End user	(100)	(107)
Total	$(196)	$(234)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$178	$183
Other Guarantees The Company’s other guarantee arrangements as of October 24, 2015 and July 25, 2015 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components were widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products was beyond the Company's warranty terms, the Company has been proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarter of fiscal 2015, an adjustment to product cost of sales of $164 million was recorded to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. The supplier component remediation liability as of October 24, 2015 and July 25, 2015 was $391 million and $408 million, respectively.

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
The Company is providing such indemnifications, among other cases, in matters involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) now pending in Kansas and Delaware. Sprint alleges that the service provider customers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint seeks monetary damages. Sprint’s cases in Kansas include claims against Comcast and Time Warner Cable, and the case in Delaware for which the Company is providing indemnification involves Cox Communications. At the request of Sprint and Comcast, on August 5, 2015, the judge in Sprint’s Kansas action ordered a six-month stay of the patent litigation between those

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

parties for them to pursue a resolution of their dispute. In addition, on May 15, 2015, the judge in Sprint's Delaware action against Cox ruled invalid six of the patents that Sprint asserted Cox had infringed and a final judgment was entered on August 27, 2015, of invalidity, which Sprint appealed on October 1, 2015. In May 2015 the Company filed two declaratory judgment actions against Sprint seeking declarations that the patents Sprint asserted against the Company’s customers are invalid and/or not infringed. Cox has filed a motion for summary judgment of non-infringement for the five remaining Sprint patents that are actively being litigated against Cox in Delaware, Comcast has also won a judgment of non-infringement, now being appealed by Sprint, in a separate case brought against it by Sprint in Delaware. In light of the invalidity rulings against Sprint in Delaware, on October 8, 2015, the judge in Sprint’s Kansas actions ordered an additional stay of Sprint’s Kansas actions including the case against Time Warner Cable, pending resolution of Sprint’s appeal of the Delaware Judge’s judgment of invalidity in the Cox case.
The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims and/or that Sprint's patents are invalid. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company, in accordance with its agreement, may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $222 million for the alleged evasion of import and other taxes, approximately $1.0 billion for interest, and approximately $1.0 billion for various penalties, all determined using an exchange rate as of October 24, 2015. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
During the three months ended October 24, 2015, the Company declared and paid cash dividends of $0.21 per common share, or $1.1 billion, on the Company’s outstanding common stock. During the three months ended October 25, 2014, the Company declared and paid cash dividends of $0.19 per common share, or $973 million, on the Company’s outstanding common stock.
On November 18, 2015, the Company's Board of Directors declared a quarterly dividend of $0.21 per common share to be paid on January 20, 2016 to all shareholders of record as of the close of business on January 6, 2016. Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 24, 2015, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program, and the remaining authorized repurchase amount was $3.1 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2015	4,443	$20.86	$92,679
Repurchase of common stock under the stock repurchase program (1)	45	26.83	1,207
Cumulative balance at October 24, 2015	4,488	$20.92	$93,886
(1) Includes stock repurchases of $33 million, which were pending settlement as of October 24, 2015. There were $36 million of stock repurchases that were pending settlement as of July 25, 2015.
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
For the three months ended October 24, 2015 and October 25, 2014, the Company repurchased approximately 15 million and 14 million shares, or $382 million and $342 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 24, 2015, the Company had four stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the 1996 Stock Incentive Plan (the “1996 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of October 24, 2015, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the number of any shares underlying awards outstanding on November 15, 2007 under the 1996 Plan, the SA Acquisition

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, and restricted stock units ("RSUs"), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date.
The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant annually over the vesting period. The majority of the performance-based and market-based RSUs vests at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. Certain performance-based RSUs, that are based on the achievement of financial and/or non-financial operating goals, typically vest upon the achievement of milestones (and may require subsequent service periods), with overall vesting of the shares underlying the award ranging from six months to three years. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of October 24, 2015. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods.  Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020.  No shares were issued under the Purchase Plan during

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

each of the three months ended October 24, 2015 and October 25, 2014. As of October 24, 2015, 148 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Cost of sales—product	$13	$11
Cost of sales—service	38	37
Share-based compensation expense in cost of sales	51	48
Research and development	114	119
Sales and marketing	139	147
General and administrative	57	59
Restructuring and other charges	15	(4)
Share-based compensation expense in operating expenses	325	321
Total share-based compensation expense	$376	$369
Income tax benefit for share-based compensation	$95	$94
As of October 24, 2015, the total compensation cost related to unvested share-based awards not yet recognized was $2.3 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 26, 2014	310
Restricted stock, stock units, and other share-based awards granted	(101)
Share-based awards canceled/forfeited/expired	40
Shares withheld for taxes and not issued	27
BALANCE AT JULY 25, 2015	276
Restricted stock, stock units, and other share-based awards granted	(23)
Share-based awards canceled/forfeited/expired	8
Shares withheld for taxes and not issued	22
Other	1
BALANCE AT OCTOBER 24, 2015	284
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 26, 2014	149	$19.54
Granted and assumed	67	25.29
Vested	(57)	19.82	$1,517
Canceled/forfeited	(16)	20.17
UNVESTED BALANCE AT JULY 25, 2015	143	22.08
Granted and assumed	15	24.07
Vested	(37)	20.24	$970
Canceled/forfeited	(5)	22.10
UNVESTED BALANCE AT OCTOBER 24, 2015	116	$22.93

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 26, 2014	187	$26.03
Assumed from acquisitions	1	2.60
Exercised	(71)	21.15
Canceled/forfeited/expired	(14)	29.68
BALANCE AT JULY 25, 2015	103	28.68
Assumed from acquisitions	3	2.13
Exercised	(17)	22.10
Canceled/forfeited/expired	(5)	30.15
BALANCE AT OCTOBER 24, 2015	84	$29.09
The following table summarizes significant ranges of outstanding and exercisable stock options as of October 24, 2015 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	5	6.1	$3.88	$150	2	$5.14	$76
$ 20.01 – 25.00	3	0.9	23.12	16	3	23.12	16
$ 25.01 – 30.00	13	0.8	26.84	32	13	26.85	32
$ 30.01 – 35.00	63	0.9	32.16	—	63	32.16	—
Total	84	1.2	$29.09	$198	81	$29.99	$124
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $29.35 as of October 23, 2015, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 24, 2015 was 18 million. As of July 25, 2015, 102 million outstanding stock options were exercisable and the weighted-average exercise price was $29.02.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and performance-based restricted stock units ("PRSUs") that are based on the Company’s financial performance metrics or non-financial operating goals are valued using the market value of the Company’s common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, the Company estimated the fair value of the total shareholder return (TSR) component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Number of shares granted (in millions)	9	9	4	6
Grant date fair value per share	$24.02	$23.10	$24.61	$23.31
Weighted-average assumptions/inputs:
Expected dividend yield	3.2%	3.0%	3.2%	3.0%
Range of risk-free interest rates	0.0% – 1.1%	0.0% – 1.8%	0.0% – 1.1%	0.0% – 1.8%
Range of expected volatilities for index	N/A	N/A	15.3% – 54.3%	15.1% – 70.0%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the three months ended October 24, 2015 and October 25, 2014 are summarized as follows (in millions):

	Net Unrealized Gains on Available-for-Sale Investments	Net Unrealized Losses Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(155)	(4)	(178)	(337)
(Gains) losses reclassified out of AOCI	1	3	1	5
Tax benefit (expense)	56	2	(39)	19
BALANCE AT OCTOBER 24, 2015	$212	$(15)	$(449)	$(252)

	Net Unrealized Gains on Available-for-Sale Investments	Net Unrealized Losses Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(36)	(56)	(161)	(253)
(Gains) losses reclassified out of AOCI	(7)	4	—	(3)
Tax benefit (expense)	16	3	11	30
BALANCE AT OCTOBER 25, 2014	$397	$(61)	$115	$451

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$(1)	$7	Other income (loss), net

Net unrealized losses on cash flow hedging instruments
Foreign currency derivatives	(2)	(3)	Operating expenses
Foreign currency derivatives	(1)	(1)	Cost of sales—service
	(3)	(4)

Cumulative translation adjustment and actuarial gains and losses
	(1)	—	Operating expenses

Total amounts reclassified out of AOCI	$(5)	$3

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014
Income before provision for income taxes	$3,137	$2,360
Provision for income taxes	$707	$532
Effective tax rate	22.5%	22.5%
As of October 24, 2015, the Company had $2.1 billion of unrecognized tax benefits, of which $1.8 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. Accordingly, the Company estimates that it is reasonably possible that the unrecognized tax benefits at October 24, 2015 could be reduced in the next 12 months by approximately $825 million, a portion of which could increase earnings.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three months ended October 24, 2015 and October 25, 2014, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Revenue:
Americas	$7,799	$7,501
EMEA	3,087	3,002
APJC	1,796	1,742
Total	$12,682	$12,245
Gross margin:
Americas	$4,950	$4,810
EMEA	1,982	1,915
APJC	1,078	1,025
Segment total	8,010	7,750
Unallocated corporate items	(178)	(417)
Total	$7,832	$7,333
Revenue in the United States was $6.9 billion and $6.5 billion for the three months ended October 24, 2015 and October 25, 2014, respectively.

(b)	Revenue for Groups of Similar Products and Services
The Company designs and sells broad lines of products, provides services and delivers integrated solutions to develop and connect networks around the world, building the Internet. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Collaboration, Data Center, Service Provider Video, Wireless, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Revenue:
Switching	$4,022	$3,846
NGN Routing	1,793	1,949
Collaboration	1,115	950
Data Center	859	692
Service Provider Video	850	871
Wireless	645	605
Security	485	455
Other	75	67
Product	9,844	9,435
Service	2,838	2,810
Total	$12,682	$12,245
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, were attributable to its U.S. operations as of each of October 24, 2015 and July 25, 2015. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $54.1 billion and $53.4 billion as of October 24, 2015 and July 25, 2015, respectively, and the remaining $5.0 billion and $7.0 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 24, 2015	July 25, 2015
Property and equipment, net:
United States	$2,727	$2,733
International	619	599
Total	$3,346	$3,332

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 24, 2015	October 25, 2014
Net income	$2,430	$1,828
Weighted-average shares—basic	5,080	5,112
Effect of dilutive potential common shares	33	44
Weighted-average shares—diluted	5,113	5,156
Net income per share—basic	$0.48	$0.36
Net income per share—diluted	$0.48	$0.35
Antidilutive employee share-based awards, excluded	86	114
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” "momentum," “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

OVERVIEW
Cisco designs and sells broad lines of products, provides services and delivers integrated solutions to develop and connect networks around the world, building the Internet.  Over the last 30-plus years, we have been the world’s leader in connecting people, things and technologies - to each other and to the Internet - realizing our vision of changing the way the world works, lives, plays and learns.
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance
Revenue	$12,682	$12,245	3.6%
Gross margin percentage	61.8%	59.9%	1.9	pts
Research and development	$1,560	$1,583	(1.5)%
Sales and marketing	$2,443	$2,515	(2.9)%
General and administrative	$539	$504	6.9%
Total research and development, sales and marketing, general and administrative	$4,542	$4,602	(1.3)%
Total as a percentage of revenue	35.8%	37.6%	(1.8)	pts
Amortization of purchased intangible assets included in operating expenses	$69	$71	(2.8)%
Restructuring and other charges included in operating expenses	$142	$318	(55.3)%
Operating income as a percentage of revenue	24.3%	19.1%	5.2	pts
Income tax percentage	22.5%	22.5%	—	pts
Net income	$2,430	$1,828	32.9%
Net income as a percentage of revenue	19.2%	14.9%	4.3	pts
Earnings per share—diluted	$0.48	$0.35	37.1%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
In the first quarter of fiscal 2016, revenue increased by 4% as compared with the first quarter of fiscal 2015. Within the total revenue change, product revenue increased 4% while service revenue increased 1%. Total gross margin increased by 1.9 percentage points, driven in large part by the $188 million charge to product cost of sales recorded in the first quarter of fiscal 2015 related to the Rockstar patent portfolio. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 1.8 percentage points. Operating income as a percentage of revenue increased by 5.2 percentage points, driven by the factors discussed above, as well as a decrease in restructuring and other charges. Diluted earnings per share increased by 37% from the prior year, driven by a 33% increase in net income.
In the first quarter of fiscal 2016, total revenue increased by $0.4 billion compared with the first quarter of fiscal 2015. Revenue from the Americas increased by $0.3 billion, driven in part by higher product revenue in the United States. EMEA revenue increased $0.1 billion, led by higher product revenue in the United Kingdom. Revenue in our APJC segment increased $0.1 billion, led by product revenue growth in China. We saw improvements in our revenue from many emerging countries, and in particular we experienced increased product revenue in the emerging countries of Mexico, China and India. These increases were partially offset by decreased product revenue in Russia and Brazil, as the “BRICM” countries experienced, in the aggregate, product revenue growth of 4%.
From a customer market standpoint, in the first quarter of fiscal 2016 we experienced solid product revenue growth in the commercial, public sector and enterprise markets. Although our revenue in the enterprise market increased, we experienced declining business momentum in the enterprise market, driven by weakness outside of the United States largely due to, we believe, the uncertainty of the macro environment and currency impacts. Conversely, while our revenue declined in the service provider market, during the first quarter of fiscal 2016, we experienced some positive business momentum in this customer market.
During the prior two fiscal years we encountered challenges in the service provider market and certain emerging countries. Although we saw positive business momentum in these areas during the first quarter of fiscal 2016, we continue to assess the sustainability of improvements in these areas.
From a product category perspective, the product revenue increase of 4% year-over-year was led by product revenue growth in Data Center and Collaboration products which grew 24% and 17%, respectively. We also experienced an increase in revenue from our core Switching products which grew 5%. Our other major product categories experienced revenue changes ranging from a 7% increase in each of Security and Wireless to an 8% decrease in NGN Routing. Service revenue increased by 1% year over year, reflecting slower growth compared to prior quarters.

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
For a full discussion of our strategy and focus areas, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 25, 2015.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2016 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	October 24, 2015	July 25, 2015
Cash and cash equivalents and investments	$59,107	$60,416
Deferred revenue	$15,162	$15,183
DSO	34 days	38 days
Inventories	$1,482	$1,627
Annualized inventory turns	12.5	12.1

	Three Months Ended
	October 24, 2015	October 25, 2014
Cash provided by operating activities	$2,766	$2,491
Repurchases of common stock—stock repurchase program	$1,207	$1,013
Dividends	$1,068	$973

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 25, 2015, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first quarter of fiscal 2016, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $5.5 billion and $5.4 billion as of October 24, 2015 and July 25, 2015, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance milestones. Our deferred revenue for services was $9.7 billion and $9.8 billion as of October 24, 2015 and July 25, 2015, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 24, 2015	July 25, 2015
Allowance for doubtful accounts	$300	$302
Percentage of gross accounts receivable	6.0%	5.4%
Allowance for credit loss—lease receivables	$255	$259
Percentage of gross lease receivables(1)	7.2%	7.2%
Allowance for credit loss—loan receivables	$90	$87
Percentage of gross loan receivables	4.6%	4.9%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 24, 2015 and July 25, 2015 was $127 million and $129 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.5 billion and $1.6 billion as of October 24, 2015 and July 25, 2015, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 24, 2015, the liability for these purchase commitments was $178 million, compared with $156 million as of July 25, 2015, and was included in other current liabilities.
Our provision for inventory was $27 million and $11 million for the first quarter of fiscal 2016 and 2015, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $41 million and $32 million for the first quarter of fiscal 2016 and 2015, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
Our liability for product warranties, included in other current liabilities, was $433 million as of October 24, 2015, compared with $449 million as of July 25, 2015. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first quarter of fiscal 2016 and 2015 was $150 million and $143 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $53.3 billion as of October 24, 2015, compared with $53.5 billion as of July 25, 2015. Our fixed income investment portfolio as of October 24, 2015 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 24, 2015. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of October 24, 2015 and July 25, 2015.
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
There were no impairment charges on our investments in publicly traded equity securities and fixed income securities in the first quarters of fiscal 2016 and 2015. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We also have investments in privately held companies, some of which are in the startup or development stages. Our investments in privately held companies as of October 24, 2015 were $928 million, compared with $897 million as of July 25, 2015, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $17 million and $1 million for the first quarters of fiscal 2016 and 2015, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of October 24, 2015 and July 25, 2015 was $24.9 billion and $24.5 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarters of fiscal 2016 and 2015.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. There were no impairment charges related to purchased intangible assets for the first quarters of fiscal 2016 and 2015. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 22.5% for each of the first quarters of fiscal 2016 and 2015.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit or domestic manufacturing deduction laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 34 countries, including the United States, has recently made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,844	$9,435	$409	4.3%
Percentage of revenue	77.6%	77.1%
Service	2,838	2,810	28	1.0%
Percentage of revenue	22.4%	22.9%
Total	$12,682	$12,245	$437	3.6%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,799	$7,501	$298	4.0%
Percentage of revenue	61.5%	61.3%
EMEA	3,087	3,002	85	2.8%
Percentage of revenue	24.3%	24.5%
APJC	1,796	1,742	54	3.1%
Percentage of revenue	14.2%	14.2%
Total	$12,682	$12,245	$437	3.6%
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
For the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015, total revenue increased by 4%. Product revenue increased by 4%, while service revenue increased by 1%. Our total revenue reflected growth across each of our geographic segments. The emerging countries of BRICM, in the aggregate, experienced a 4% product revenue growth, with growth in Mexico, China and India partially offset by decreases in the other two BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during the first quarter of fiscal 2016, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in the first quarter of fiscal 2016 was adversely affected by the depreciation of certain currencies relative to the U.S. dollar and especially currencies in certain emerging countries, although the indirect effects are difficult to measure.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,954	$5,684	$270	4.8%
Percentage of product revenue	60.4%	60.2%
EMEA	2,476	2,396	80	3.3%
Percentage of product revenue	25.2%	25.4%
APJC	1,414	1,355	59	4.4%
Percentage of product revenue	14.4%	14.4%
Total	$9,844	$9,435	$409	4.3%
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
Americas
The increase in product revenue in the Americas segment of 5% was led by solid growth in the enterprise, commercial and public sector markets. The product revenue growth in the public sector market was due primarily to higher sales to state and local governments and higher sales to the U.S. federal government. The product revenue growth in the enterprise and commercial markets was driven by solid growth in the United States. We experienced a product revenue decline in the service provider market in this geographic segment. From a country perspective, product revenue increased by 8% in the United States and 44% in Mexico, partially offset by decreases of 34% in Brazil and 28% in Canada.
EMEA
Product revenue in the EMEA segment increased by 3%, driven by solid growth in the commercial market and, to a lesser extent, in the public sector market. These increases were partially offset by product revenue declines in the service provider and enterprise markets. Product revenue in EMEA other than from emerging countries within EMEA, which primarily consists of countries in Western Europe, grew 5%, while product revenue from the emerging countries within EMEA was flat, as a product revenue decline in Russia of 40% offset the collective product revenue growth in the rest of the emerging countries within EMEA.
APJC
The increase in product revenue in the APJC segment of 4% was led by solid growth in the service provider market and, to a lesser extent, in the commercial market. These increases were partially offset by declines in the enterprise and public sector markets. From a country perspective, product revenue increased by 17% in China and 13% in India. We experienced product revenue declines of 9% in Japan and 8% in Australia.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Data Center; Service Provider Video (infrastructure, video software, and solutions and cable access); Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$4,022	$3,846	$176	4.6%
Percentage of product revenue	40.9%	40.8%
NGN Routing	1,793	1,949	(156)	(8.0)%
Percentage of product revenue	18.2%	20.7%
Collaboration	1,115	950	165	17.4%
Percentage of product revenue	11.3%	10.1%
Data Center	859	692	167	24.1%
Percentage of product revenue	8.7%	7.3%
Service Provider Video	850	871	(21)	(2.4)%
Percentage of product revenue	8.6%	9.2%
Wireless	645	605	40	6.6%
Percentage of product revenue	6.6%	6.4%
Security	485	455	30	6.6%
Percentage of product revenue	4.9%	4.8%
Other	75	67	8	11.9%
Percentage of product revenue	0.8%	0.7%
Total	$9,844	$9,435	$409	4.3%
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
Switching
The increase in revenue in our Switching product category of 5%, or $176 million, was driven by a 10%, or $243 million, increase in revenue from our LAN fixed-configuration switches partially offset by a 42%, or $66 million, decrease in sales of storage products. Revenue from LAN fixed-configuration switches increased due to higher sales of our Cisco Catalyst 3850 Series Switches, Cisco Catalyst 3650 Series Switches, and Cisco Nexus 9300 Series Switches. Revenue from our modular switches was flat as higher sales of Cisco Catalyst Series Switches and Cisco Nexus 9500 Series Switches within this product category were offset by lower sales of other Cisco Nexus Series Switches within this product category.

NGN Routing
Revenue in our NGN Routing product category decreased by 8%, or $156 million, driven by an 18%, or $212 million, decrease in revenue from our high-end router products partially offset by a 47%, or $52 million, increase in revenue from what we categorize as other NGN Routing products and a 1%, or $5 million, increase in revenue from our midrange and low-end router products. Within the high-end router product category, we experienced lower sales of most of our legacy high-end router products, lower sales within our Cisco Aggregation Services Router category and Cisco Network Convergence System platform, partially offset by increased in sales of our CRS-X products. Revenue from other NGN Routing products increased due to higher sales of certain optical networking products. The increase in revenue from our midrange and low-end router products was due to higher sales of our Cisco Integrated Services Router products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Collaboration
Revenue in our Collaboration product category increased by 17%, or $165 million, due to increased revenue from our Cisco TelePresence, Conferencing and Unified Communications products. Revenue from Cisco TelePresence products grew due to higher revenue in endpoint products as momentum continued as a result of new product introductions. The growth in Conferencing revenue was a result of higher usage and recurring revenue. The increase in Unified Communications revenue was driven by higher software revenue and increased revenue from phones due to customer migration to our newer endpoints. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.

Data Center
Revenue in our Data Center product category grew by 24%, or $167 million, with sales growth of our Cisco Unified Computing System products across all geographic segments and customer markets. The increase was due in large part to the continued momentum we are experiencing in both data center and cloud environments, as current customers increase their data center build-outs and as new customers deploy these offerings.

Service Provider Video
The decrease in revenue from our Service Provider Video product category of 2%, or $21 million, was driven by an 11%, or $52 million, decrease in sales of our Service Provider Video infrastructure products, due primarily to lower sales of set-top boxes. These decreases were partially offset by increase in revenue from cable access and Service Provider Video software and solutions products.
On July 22, 2015, we entered into an exclusive agreement to sell the client premises equipment portion of our Service Provider Video connected devices business unit to French-based Technicolor. We are working to close the transaction during the second quarter of fiscal 2016, subject to customary closing conditions, including the receipt of certain regulatory approvals. We plan to continue to refocus our investments in Service Provider Video towards cloud, security and software-based services.

Wireless
Revenue in our Wireless product category increased by 7%, or $40 million, driven by continued growth in sales of Meraki products and, to a lesser extent, growth in sales of our access point products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.

Security
Revenue in our Security product category was up 7%, or $30 million, driven by higher sales of advance threat security and unified threat management products, partially offset by a slight decrease in revenue from our traditional firewall products and e-mail products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.

Other Products
We experienced a year-over-year increase in revenue in our Other Products category for the first quarter of fiscal 2016, due in large part to the increase in sales of our other networking products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,845	$1,817	$28	1.5%
Percentage of service revenue	65.0%	64.6%
EMEA	611	606	5	0.8%
Percentage of service revenue	21.5%	21.6%
APJC	382	387	(5)	(1.3)%
Percentage of service revenue	13.5%	13.8%
Total	$2,838	$2,810	$28	1.0%
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
Service revenue increased in the Americas and EMEA geographic segments, while service revenue declined in the APJC segment. Worldwide technical support services revenue decreased by 1% and worldwide advanced services revenue increased by 9%, driven by growth in transaction revenues. Technical support services revenue experienced declines across all geographic segments, driven by weakness in the service provider market. Advanced services revenue, which relates to professional services for specific customer network needs, grew across all geographic segments, led by solid growth in our Americas segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Gross margin:
Product	$5,991	$5,516	60.9%	58.5%
Service	1,841	1,817	64.9%	64.7%
Total	$7,832	$7,333	61.8%	59.9%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2016 as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2015	58.5%
Productivity (1)	3.7%
Rockstar patent portfolio charge	2.0%
Amortization of purchased intangible assets	0.6%
Product pricing	(2.2)%
Mix of products sold	(1.7)%
Fiscal 2016	60.9%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
Product gross margin increased by 2.4 percentage points as compared with the first quarter of fiscal 2015.
The increase in product gross margin was due in large part to the favorable impact of a $188 million charge to product cost of sales recorded in the first quarter of fiscal 2015 related to the Rockstar patent portfolio, see Note 4 to the Consolidated Financial Statements. The increase was also due to the productivity improvements, which were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Our product gross margin also benefited from lower amortization expense of purchased intangible assets.
The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets, and unfavorable mix of products sold. The unfavorable product mix impact was due to increased revenue from our relatively lower margin Cisco Unified Computing System products and unfavorable mix within our NGN routing products.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in the first quarter of fiscal 2016 and in fiscal 2015, may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Gross Margin
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
Our service gross margin percentage increased by 0.2 percentage points as compared with the first quarter of fiscal 2015 driven by lower headcount-related costs and, to a lesser extent, higher sales volume. These benefits to gross margin were partially offset by increased partner delivery costs and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for the first quarter of fiscal 2016, as compared with first quarter of fiscal 2015.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 24, 2015	October 25, 2014	October 24, 2015	October 25, 2014
Gross margin:
Americas	$4,950	$4,810	63.5%	64.1%
EMEA	1,982	1,915	64.2%	63.8%
APJC	1,078	1,025	60.0%	58.8%
Segment total	8,010	7,750	63.2%	63.3%
Unallocated corporate items (1)	(178)	(417)
Total	$7,832	$7,333	61.8%	59.9%
(1) The unallocated corporate items for the periods presented include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, significant litigation and other contingencies, charges related to asset impairments and restructurings, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Three Months Ended October 24, 2015 Compared with Three Months Ended October 25, 2014
The Americas segment experienced a gross margin percentage decrease due primarily to unfavorable pricing and mix impacts, partially offset by productivity improvements in this geographic segment. The unfavorable mix impact was driven by revenue decreases from certain of our higher margin core products and an increase in revenue from our lower margin Cisco Unified Computing System products.
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment. Partially offsetting this favorable impact to gross margin were negative impacts from pricing and an unfavorable mix. The unfavorable mix impact was driven by revenue decreases from certain of our higher margin core products and an increase in revenue from our lower margin Cisco Unified Computing System products. Higher service gross margin also contributed to the increase in the overall gross margin in this segment.
Our APJC segment gross margin percentage increased primarily due to the impact of productivity improvements in this geographic segment. Partially offsetting this favorable impact to gross margin were negative impacts from pricing and an unfavorable mix. The unfavorable mix impact was driven by revenue increases in our relatively lower margin Service Provider Video and Cisco Unified Computing System products. Revenue decreases from certain of our higher margin core products also contributed to the unfavorable mix impact. Higher service gross margin also contributed to the increase in the overall gross margin in this segment.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Factors That May Impact Revenue and Gross Margin
Product revenue may continue to be affected by factors, including global economic downturns and related market uncertainty, that have resulted in reduced IT-related capital spending in certain segments within our enterprise, service provider, public sector, and commercial markets; changes in the geopolitical environment and global economic conditions; competition, including price-focused competitors from Asia, especially from China; new product introductions; sales cycles and product implementation cycles; changes in the mix of our customers between service provider and enterprise markets; changes in the mix of direct sales and indirect sales; variations in sales channels; and final acceptance criteria of the product, system, or solution as specified by the customer. Sales to the service provider market have been and may be in the future characterized by large and sporadic purchases, especially relating to our NGN Routing sales and sales of certain products within our Collaboration, Data Center, and Service Provider Video product categories. In addition, service provider customers typically have longer implementation cycles; require a broader range of services, including network design services; and often have acceptance provisions that can lead to a delay in revenue recognition. Certain of our customers in certain emerging countries also tend to make large and sporadic purchases, and the revenue related to these transactions may similarly be affected by the timing of revenue recognition. As we focus on new market opportunities, customers may require greater levels of financing arrangements, service, and support, especially in certain emerging countries, which in turn may result in a delay in the timing of revenue recognition. To improve customer satisfaction, we continue to focus on managing our manufacturing lead-time performance, which may result in corresponding reductions in order backlog. A decline in backlog levels could result in more variability and less predictability in our quarter-to-quarter revenue and operating results.
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

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars	Variance in Percent
Research and development	$1,560	$1,583	$(23)	(1.5)%
Percentage of revenue	12.3%	12.9%
Sales and marketing	2,443	2,515	(72)	(2.9)%
Percentage of revenue	19.3%	20.5%
General and administrative	539	504	35	6.9%
Percentage of revenue	4.3%	4.1%
Total	$4,542	$4,602	$(60)	(1.3)%
Percentage of revenue	35.8%	37.6%

R&D Expenses
R&D expenses decreased for the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015, primarily due to lower acquisition-related costs and lower contracted services. Lower share-based compensation expense also contributed to the decrease.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses decreased for the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015, due to lower headcount-related expenses and, to a lesser extent, lower share-based compensation expense and lower contracted services. Lower headcount-related expenses were due primarily to efficiencies related to our restructuring actions.

G&A Expenses
G&A expenses increased in the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015, primarily due to the timing of corporate-level expenses, which tend to vary from period to period, higher headcount-related expenses and higher acquisition-related costs. Corporate-level expenses included operational infrastructure activities such as IT project implementations, which included investments in our global data center infrastructure, and investments related to operational and financial systems.

Effect of Foreign Currency
In the first quarter of fiscal 2016, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $208 million, or approximately 4.5%, compared with the first quarter of fiscal 2015.

Headcount
The increase in headcount of approximately 230 employees in the first quarter of fiscal 2016 as compared with the total headcount at the end of fiscal 2015 was due to targeted hiring in key growth areas in engineering, services and sales, and headcount additions from our recent acquisitions. These headcount additions were partially offset by headcount reductions from attrition and from our restructuring plan announced in August 2014.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Cost of sales—product	$13	$11
Cost of sales—service	38	37
Share-based compensation expense in cost of sales	51	48
Research and development	114	119
Sales and marketing	139	147
General and administrative	57	59
Restructuring and other charges	15	(4)
Share-based compensation expense in operating expenses	325	321
Total share-based compensation expense	$376	$369
The slight increase in share-based compensation expense in the first quarter of fiscal 2016, as compared with the corresponding period in fiscal 2015, was due primarily to the higher expense associated with accelerated and modified awards and the timing of RSU grants, partially offset by lower expense related to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Amortization of purchased intangible assets:
Cost of sales	$146	$189
Operating expenses	69	71
Total	$215	$260
Amortization of purchased intangible assets decreased for the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015, due to certain purchased intangible assets having become fully amortized or impaired, partially offset by amortization of purchased intangible assets from our recent acquisitions.
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
Restructuring and Other Charges
In the first quarter of fiscal 2016, we incurred restructuring and other charges of approximately $141 million net of a $1 million credit to cost of sales, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014. We expect this plan to be substantially completed during the first half of fiscal 2016. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud. The overall cost savings from these restructuring actions were not material for the periods presented and are not expected to be material for future periods.
In the first quarter of fiscal 2015, we incurred restructuring and other charges of $318 million which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014. See Note 5 to the Consolidated Financial Statements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 24, 2015	October 25, 2014
Operating income	$3,079	$2,342
Operating income as a percentage of revenue	24.3%	19.1%
For the first quarter of fiscal 2016, as compared with the first quarter of fiscal 2015, operating income increased by 31%, and as a percentage of revenue operating income increased by 5.2 percentage points. The increase resulted from the following: an increase in revenue; a gross margin percentage increase, driven in part by the Rockstar patent portfolio charge of $188 million (or 1.5 percentage points of the prior period revenue); and a decrease in restructuring and other charges related to the restructuring action announced in August 2014.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars
Interest income	$225	$179	$46
Interest expense	(159)	(139)	(20)
Interest income (expense), net	$66	$40	$26
For the first quarter of fiscal 2016, interest income increased by 26% compared with the corresponding period in fiscal 2015, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio of cash and investments. Interest expense in the first quarter of fiscal 2016, compared with the corresponding period in fiscal 2015, increased by 14%, driven by additional interest expense due to the net increase in debt.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$(9)	$(4)	$(5)
Fixed income securities	8	11	(3)
Total available-for-sale investments	(1)	7	(8)
Privately held companies	(11)	(33)	22
Net gains (losses) on investments	(12)	(26)	14
Other gains (losses), net	4	4	—
Other income (loss), net	$(8)	$(22)	$14
The decrease in total net gains on available-for-sale investments in the first quarter of fiscal 2016, as compared with the corresponding period in fiscal 2015, was primarily attributable to lower gains on publicly traded equity securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the first quarter of fiscal 2016 as compared with the first quarter of fiscal 2015, was primarily due to the absence of losses from VCE Company, LLC for the first quarter of fiscal 2016, partially offset by higher impairment charges on certain investments in privately held companies and lower realized gains from various investments in privately held companies.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other gains (losses), net was flat in the first quarter of fiscal 2016, as compared with the corresponding period in fiscal 2015, as the favorable impacts from equity derivatives were offset by net unfavorable foreign exchange impacts and higher donation expenses.
Provision for Income Taxes
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates, higher than anticipated in countries that have higher tax rates, and expiration of or lapses in tax incentives. Our provision for income taxes does not include provisions for U.S. income taxes and foreign withholding taxes associated with the repatriation of undistributed earnings of certain foreign subsidiaries that we intend to reinvest indefinitely in our foreign subsidiaries. If these earnings were distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes.
The provision for income taxes resulted in an effective tax rate of 22.5% for each of the first quarters of fiscal 2016 and 2015. The effective tax rate was unchanged largely because a decrease in foreign income taxed at lower than U.S. rates was offset by a decrease in non-deductible compensation.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 24, 2015	July 25, 2015	Increase (Decrease)
Cash and cash equivalents	$5,758	$6,877	$(1,119)
Fixed income securities	51,999	51,974	25
Publicly traded equity securities	1,350	1,565	(215)
Total	$59,107	$60,416	$(1,309)
The net decrease in cash and cash equivalents and investments in the first quarter of fiscal 2016 was driven by cash returned to shareholders in the form of repurchase of common stock of $1.2 billion under the stock repurchase program and cash dividends of $1.1 billion. Other significant uses of cash in the first quarter of fiscal 2016 included repayment of debt of $0.9 billion, net cash paid for acquisitions of $0.6 billion, and capital expenditures of $0.3 billion. Partially offsetting these cash outflows were cash provided by operating activities of $2.8 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $54.1 billion and $53.4 billion as of October 24, 2015 and July 25, 2015, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of October 24, 2015 and July 25, 2015 was $5.0 billion and $7.0 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 24, 2015	October 25, 2014
Net cash provided by operating activities	$2,766	$2,491
Acquisition of property and equipment	(262)	(285)
Free cash flow	$2,504	$2,206
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2016
October 24, 2015	$0.21	$1,068	45	$26.83	$1,207	$2,275

Fiscal 2015
July 25, 2015	$0.21	$1,069	35	$28.62	$1,005	$2,074
April 25, 2015	$0.21	$1,070	35	$28.39	$1,008	$2,078
January 24, 2015	$0.19	$974	44	$27.63	$1,208	$2,182
October 25, 2014	$0.19	$973	41	$24.58	$1,013	$1,986
On November 18, 2015, our Board of Directors declared a quarterly dividend of $0.21 per common share to be paid on January 20, 2016 to all shareholders of record as of the close of business on January 6, 2016. Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	October 24, 2015	July 25, 2015	Increase (Decrease)
Accounts receivable, net	$4,712	$5,344	$(632)
DSO	34	38	(4)
Our accounts receivable net, as of October 24, 2015 decreased by approximately 12% compared with the end of fiscal 2015. Our DSO as of October 24, 2015 was lower by four days as compared with the end of fiscal 2015, primarily due to product and service billings being more linear in the first quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 24, 2015	July 25, 2015	Increase (Decrease)
Inventories	$1,482	$1,627	$(145)
Annualized inventory turns	12.5	12.1	0.4
Purchase commitments with contract manufacturers and suppliers	$4,028	$4,078	$(50)
Inventory as of October 24, 2015 decreased by 9% from our inventory balance at the end of fiscal 2015, and for the same period purchase commitments with contract manufacturers and suppliers decreased by approximately 1%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 3% compared with the end of fiscal 2015. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of October 24, 2015, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
October 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$3,360	$1,963	$3,598	$8,921	$250	$124	$374	$9,295
Allowance for credit loss	(255)	(90)	(33)	(378)	—	—	—	(378)
Deferred revenue	(7)	(12)	(1,911)	(1,930)	(96)	(100)	(196)	(2,126)
Net balance sheet exposure	$3,098	$1,861	$1,654	$6,613	$154	$24	$178	$6,791
Financing Receivables  Financing receivables less unearned income increased by 2% compared with the end of fiscal 2015. The change was due to an 11% increase in loan receivables and, to a lesser extent, a 1% increase in financed service contracts and other, partially offset by a 1% decrease in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. The volume of channel partner financing was $6.9 billion and $6.3 billion for the three months ended October 24, 2015 and October 25, 2014, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each October 24, 2015 and July 25, 2015. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 24, 2015	July 25, 2015
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$—	$850
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	1,000
Three-month LIBOR plus 0.31%	June 15, 2018	900	900
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Fixed-rate notes:
5.50%	February 22, 2016	3,000	3,000
1.10%	March 3, 2017	2,400	2,400
3.15%	March 14, 2017	750	750
1.65%	June 15, 2018	1,600	1,600
4.95%	February 15, 2019	2,000	2,000
2.125%	March 1, 2019	1,750	1,750
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.90%	March 4, 2021	500	500
3.00%	June 15, 2022	500	500
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$24,400	$25,250
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 24, 2015.
We repaid the floating-rate notes due on September 3, 2015 for an aggregate principal amount of $850 million upon maturity.
Other Debt Other debt as of October 24, 2015 and July 25, 2015 includes secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $2 million and $4 million as of October 24, 2015 and July 25, 2015, respectively.
Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of October 24, 2015 and July 25, 2015.

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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 24, 2015	July 25, 2015	Increase (Decrease)
Service	$9,689	$9,757	$(68)
Product	5,473	5,426	47
Total	$15,162	$15,183	$(21)
Reported as:
Current	$9,821	$9,824	$(3)
Noncurrent	5,341	5,359	(18)
Total	$15,162	$15,183	$(21)
The 1% decrease in deferred service revenue in the first quarter of fiscal 2016 as compared with the fourth quarter of fiscal 2015 reflects what, in our view, is a typical seasonal decline as we tend to experience higher service initiations as well as renewals in our fiscal fourth quarter. The 1% increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and also was due, to a lesser extent, to an increase in shipments not having met revenue recognition criteria as of October 24, 2015, partially offset by lower deferred revenue related to two-tier distributors.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland, and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 24, 2015 were $1.1 billion.
Other Commitments
In connection with our acquisitions and asset purchases, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three months ended October 24, 2015 and October 25, 2014,

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

we recorded compensation expense of $51 million and $53 million, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $841 million (which includes the $674 million that has been expensed to date), net of forfeitures.
The former noncontrolling interest holders earned the maximum amount related to the first milestone payment and were paid approximately $291 million for a portion of this amount during the first quarter of fiscal 2016. The balance of the first milestone payment is expected to be paid primarily through the end of fiscal 2016. The second milestone payment, to the extent earned, is expected to be paid primarily during the first half of fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $192 million as of October 24, 2015, compared with $205 million as of July 25, 2015.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of October 24, 2015 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 24, 2015 and October 25, 2014 was $0.5 billion and $1.0 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of October 24, 2015 and July 25, 2015, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, pending acquisitions, principal and interest payments on debt, future customer financings, and other liquidity requirements associated with our operations. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 24, 2015. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of October 24, 2015. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of October 24, 2015, approximately 60% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 24, 2015, our financing receivables had a carrying value of $8.5 billion, compared with $8.3 billion as of July 25, 2015. As of October 24, 2015, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 24, 2015, we had $24.4 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $22.0 billion fixed-rate notes. The carrying amount of the senior notes was $24.6 billion, and the related fair value based on market prices was $26.0 billion. As of October 24, 2015, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $11.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 24, 2015 and July 25, 2015 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 24, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$945	$1,080	$1,215	$1,350	$1,485	$1,620	$1,755

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,096	$1,252	$1,409	$1,565	$1,722	$1,878	$2,035

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 24, 2015, the total carrying amount of our investments in privately held companies was $928 million, compared with $897 million at July 25, 2015. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 24, 2015		July 25, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,137	$(7)	$1,988	$(5)
Sold	$617	$(2)	$614	$2
Option contracts:
Purchased	$413	$6	$422	$6
Sold	$379	$(1)	$392	$(3)
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during the first quarter of fiscal 2016, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations.
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2016, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $208 million, or approximately 4.5%, compared with the first quarter of fiscal 2015. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $222 million for the alleged evasion of import and other taxes, approximately $1.0 billion for interest, and approximately $1.0 billion for various penalties, all determined using an exchange rate as of October 24, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 25, 2015.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, and although we did see improvement in sales in several of our emerging countries in the first quarter of fiscal 2016, we continue to assess the sustainability of improvements in these countries.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the second half of fiscal 2015 and in the first quarter of fiscal 2016, our level of product gross margins have declined in certain prior periods and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Sales to the service provider segment decreased in the first quarter of fiscal 2016, and at various times in the past, including in fiscal 2014 and fiscal 2015, we experienced significant weakness in sales to service providers. We could again experience declines in sales to the service provider market and, as has been the case in the past, such sales weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Alcatel-Lucent; Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Avaya Inc.; Blue Jeans Networks, Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Lenovo Group Limited; Microsoft Corporation; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Ruckus Wireless, Inc.; Symantec Corporation; Ubiquiti Networks and VMware, Inc.; among others.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. Many of our strategic initiatives and investments we have made, and our architectural approach, are designed to enable the increased use of the network as the platform for automating, orchestrating, integrating, and delivering an ever-increasing array of information technology (IT)-based products and services. For example, several years ago we launched our Cisco Unified Computing System (UCS), our next-generation enterprise data center platform architected to unite computing, network, storage access and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. While our Cisco UCS offering remains a significant focus area for us, several market transitions are also shaping our strategies and investments.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. Although we saw positive business momentum in certain of emerging countries during the first quarter of fiscal 2016, we continue to assess the sustainability of improvements in these countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to approximately $222 million for the alleged evasion of import and other taxes, approximately $1.0 billion for interest, and approximately $1.0 billion for various penalties, all determined using an exchange rate as of October 24, 2015. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by expiration of or lapses in the R&D tax credit or domestic manufacturing deduction laws; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 34 countries, including the United States, has recently made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
OUR BUSINESS AND OPERATIONS ARE ESPECIALLY SUBJECT TO THE RISKS OF EARTHQUAKES, FLOODS, AND OTHER NATURAL CATASTROPHIC EVENTS
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that have been or may be affected by earthquake, tsunami and flooding activity which in the past has disrupted, and in the future could disrupt, the flow of components and delivery of products. A significant natural disaster, such as an earthquake, a hurricane, volcano, or a flood, could have a material adverse impact on our business, operating results, and financial condition.
MAN-MADE PROBLEMS SUCH AS CYBER-ATTACKS, DATA PROTECTION BREACHES, COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS, HARM OUR OPERATING RESULTS AND DAMAGE OUR REPUTATION, AND CYBER-ATTACKS OR DATA PROTECTION BREACHES ON OUR CUSTOMERS’ NETWORKS, OR IN CLOUD-BASED SERVICES PROVIDED BY OR ENABLED BY US, COULD RESULT IN LIABILITY FOR US, DAMAGE OUR REPUTATION OR OTHERWISE HARM OUR BUSINESS
Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in liability for us, damage our reputation or otherwise harm our business.
In addition, the continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to the economies of the United States and other countries and create further uncertainties or otherwise materially harm our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the first quarter of fiscal 2016, we have senior unsecured notes outstanding in an aggregate principal amount of $24.4 billion that mature at specific dates from calendar year 2016 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of October 24, 2015. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.4 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 26, 2015 to August 22, 2015	20	$27.85	20	$3,768
August 23, 2015 to September 19, 2015	15	$25.41	15	$3,394
September 20, 2015 to October 24, 2015	10	$26.89	10	$3,114
Total	45	$26.83	45
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 24, 2015, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. As of October 24, 2015, we had repurchased and retired 4.5 billion shares of our common stock at an average price of $20.92 per share for an aggregate purchase price of $93.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $3.1 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as Exhibits to this report:

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 10-K (File No. 000-18225) filed September 8, 2015)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 19, 2015	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 10-K (File No. 000-18225) filed September 8, 2015)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document