Form 10-Q
period 2016-01-23
CISCO SYSTEMS, INC.
filed 2016-02-18
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 12, 2016: 5,032,121,234
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 23, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 23, 2016	July 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$6,314	$6,877
Investments	54,061	53,539
Accounts receivable, net of allowance for doubtful accounts of $325 at January 23, 2016 and $302 at July 25, 2015	4,302	5,344
Inventories	1,362	1,627
Financing receivables, net	4,514	4,491
Deferred tax assets	2,834	2,915
Other current assets	1,618	1,490
Total current assets	75,005	76,283
Property and equipment, net	3,386	3,332
Financing receivables, net	3,903	3,858
Goodwill	24,958	24,469
Purchased intangible assets, net	2,322	2,376
Other assets	3,068	3,163
TOTAL ASSETS	$112,642	$113,481
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,008	$3,897
Accounts payable	962	1,104
Income taxes payable	370	62
Accrued compensation	2,667	3,049
Deferred revenue	9,796	9,824
Other current liabilities	5,996	5,687
Total current liabilities	22,799	23,623
Long-term debt	21,591	21,457
Income taxes payable	706	1,876
Deferred revenue	5,389	5,359
Other long-term liabilities	1,279	1,459
Total liabilities	51,764	53,774
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,052 and 5,085 shares issued and outstanding at January 23, 2016 and July 25, 2015, respectively	43,857	43,592
Retained earnings	17,821	16,045
Accumulated other comprehensive income (loss)	(807)	61
Total Cisco shareholders’ equity	60,871	59,698
Noncontrolling interests	7	9
Total equity	60,878	59,707
TOTAL LIABILITIES AND EQUITY	$112,642	$113,481
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
REVENUE:
Product	$8,983	$9,078	$18,827	$18,513
Service	2,944	2,858	5,782	5,668
Total revenue	11,927	11,936	24,609	24,181
COST OF SALES:
Product	3,480	3,806	7,333	7,725
Service	1,015	1,040	2,012	2,033
Total cost of sales	4,495	4,846	9,345	9,758
GROSS MARGIN	7,432	7,090	15,264	14,423
OPERATING EXPENSES:
Research and development	1,509	1,529	3,069	3,112
Sales and marketing	2,286	2,308	4,729	4,823
General and administrative	176	490	715	994
Amortization of purchased intangible assets	71	72	140	143
Restructuring and other charges	96	69	238	387
Total operating expenses	4,138	4,468	8,891	9,459
OPERATING INCOME	3,294	2,622	6,373	4,964
Interest income	237	189	462	368
Interest expense	(162)	(139)	(321)	(278)
Other income (loss), net	(63)	201	(71)	179
Interest and other income (loss), net	12	251	70	269
INCOME BEFORE PROVISION FOR INCOME TAXES	3,306	2,873	6,443	5,233
Provision for income taxes	159	476	866	1,008
NET INCOME	$3,147	$2,397	$5,577	$4,225

Net income per share:
Basic	$0.62	$0.47	$1.10	$0.83
Diluted	$0.62	$0.46	$1.09	$0.82
Shares used in per-share calculation:
Basic	5,070	5,117	5,075	5,115
Diluted	5,097	5,160	5,106	5,159

Cash dividends declared per common share	$0.21	$0.19	$0.42	$0.38
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Net income	$3,147	$2,397	$5,577	$4,225
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $149 and $205 for the three and six months ended January 23, 2016, respectively, and $9 and $23 for the corresponding periods of fiscal 2015, respectively	(212)	30	(312)	8
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(7) for each of the three and six months ended January 23, 2016, and $24 and $26 for the corresponding periods of fiscal 2015, respectively	12	(45)	13	(50)
	(200)	(15)	(299)	(42)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0 and $2 for the three and six months ended January 23, 2016, respectively, and $0 and $3 for the corresponding periods of fiscal 2015, respectively	(20)	(75)	(22)	(128)
Net (gains) losses reclassified into earnings	5	26	8	30
	(15)	(49)	(14)	(98)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $5 and $(34) for the three and six months ended January 23, 2016, respectively, and $26 and $36 for the corresponding periods of fiscal 2015, respectively	(341)	(193)	(557)	(343)
Other comprehensive income (loss)	(556)	(257)	(870)	(483)
Comprehensive income	2,591	2,140	4,707	3,742
Comprehensive (income) loss attributable to noncontrolling interests	1	(8)	2	(8)
Comprehensive income attributable to Cisco Systems, Inc.	$2,592	$2,132	$4,709	$3,734
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 23, 2016	January 24, 2015
Cash flows from operating activities:
Net income	$5,577	$4,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,005	1,229
Share-based compensation expense	706	677
Provision for receivables	31	62
Deferred income taxes	274	385
Excess tax benefits from share-based compensation	(82)	(83)
(Gains) losses on divestitures, investments and other, net	(260)	(182)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	988	501
Inventories	153	(340)
Financing receivables	(171)	74
Other assets	(181)	(223)
Accounts payable	(147)	(32)
Income taxes, net	(764)	(528)
Accrued compensation	(348)	(390)
Deferred revenue	69	26
Other liabilities	(162)	(27)
Net cash provided by operating activities	6,688	5,374
Cash flows from investing activities:
Purchases of investments	(19,089)	(20,061)
Proceeds from sales of investments	10,247	9,948
Proceeds from maturities of investments	7,955	7,212
Acquisition of businesses, net of cash and cash equivalents acquired	(1,089)	(217)
Proceeds from business divestiture	372	—
Purchases of investments in privately held companies	(166)	(91)
Return of investments in privately held companies	35	227
Acquisition of property and equipment	(576)	(550)
Proceeds from sales of property and equipment	11	5
Other	(87)	(109)
Net cash used in investing activities	(2,387)	(3,636)
Cash flows from financing activities:
Issuances of common stock	701	1,162
Repurchases of common stock—repurchase program	(2,344)	(2,196)
Shares repurchased for tax withholdings on vesting of restricted stock units	(412)	(369)
Short-term borrowings, original maturities less than 90 days, net	(4)	(4)
Repayments of debt	(862)	(506)
Excess tax benefits from share-based compensation	82	83
Dividends paid	(2,133)	(1,947)
Other	108	110
Net cash used in financing activities	(4,864)	(3,667)
Net decrease in cash and cash equivalents	(563)	(1,929)
Cash and cash equivalents, beginning of period	6,877	6,726
Cash and cash equivalents, end of period	$6,314	$4,797

Supplemental cash flow information:
Cash paid for interest	$426	$383
Cash paid for income taxes, net	$1,355	$1,152
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			5,577		5,577		5,577
Other comprehensive income (loss)				(868)	(868)	(2)	(870)
Issuance of common stock	76	701			701		701
Repurchase of common stock	(93)	(801)	(1,668)		(2,469)		(2,469)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(412)			(412)		(412)
Cash dividends declared ($0.42 per common share)			(2,133)		(2,133)		(2,133)
Tax effects from employee stock incentive plans		28			28		28
Share-based compensation expense		706			706		706
Purchase acquisitions		43			43		43
BALANCE AT JANUARY 23, 2016	5,052	$43,857	$17,821	$(807)	$60,871	$7	$60,878

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			4,225		4,225		4,225
Other comprehensive income (loss)				(491)	(491)	8	(483)
Issuance of common stock	100	1,162			1,162		1,162
Repurchase of common stock	(85)	(697)	(1,524)		(2,221)		(2,221)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(369)			(369)		(369)
Cash dividends declared ($0.38 per common share)			(1,947)		(1,947)		(1,947)
Tax effects from employee stock incentive plans		25			25		25
Share-based compensation expense		677			677		677
Purchase acquisitions		3			3		3
BALANCE AT JANUARY 24, 2015	5,107	$42,685	$14,847	$186	$57,718	$15	$57,733

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 23, 2016, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program with no termination date. On February 10, 2016, the Company's Board of Directors authorized a $15 billion increase to the stock repurchase program with no termination date. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,536	$23,416	$71,732	$95,148
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
The accompanying financial data as of January 23, 2016 and for the three and six months ended January 23, 2016 and January 24, 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2015 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2015.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of January 23, 2016; the results of operations and the statements of comprehensive income for the three and six months ended January 23, 2016 and January 24, 2015; and the statements of cash flows and equity for the six months ended January 23, 2016 and January 24, 2015, as applicable, have been made. The results of operations for the three and six months ended January 23, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements
Recent Accounting Standards or Updates Not Yet Effective In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update related to revenue from contracts with customers, which will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2018. The Company is currently evaluating the timing of its adoption and impact of this accounting standard update on its Consolidated Financial Statements.
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

In November 2015, the FASB issued an accounting standard update that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018, and early adoption is permitted. The accounting standard update is a change in balance sheet presentation only.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Acquisitions and Divestitures
The Company completed seven acquisitions during the six months ended January 23, 2016. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Liabilities Assumed	Purchased Intangible Assets	Goodwill
MaintenanceNet	$105	$(21)	$65	$61
OpenDNS	545	(9)	61	493
Lancope	410	(34)	121	323
Others (four in total)	108	(17)	62	63
Total	$1,168	$(81)	$309	$940
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
On December 21, 2015, the Company completed its acquisition of privately held Lancope, Inc. ("Lancope"), a provider of network behavior analytics, threat visibility and security intelligence. With the Lancope acquisition, the Company aims to advance its "security everywhere" strategy with an additional capability of network behavior analytics that extend protection further into the network. Revenue from the Lancope acquisition has been included in the Company's Security product category.
The total purchase consideration related to the Company’s acquisitions completed during the six months ended January 23, 2016 consisted of cash consideration and the assumption of vested share-based awards. The total cash and cash equivalents acquired from these business combinations was approximately $10 million. Total transaction costs related to the Company’s acquisition activities were $14 million and $5 million for the six months ended January 23, 2016 and January 24, 2015, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s acquisitions completed during the six months ended January 23, 2016 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 23, 2016 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Acquisition of Acano On January 29, 2016, the Company completed its acquisition of privately held Acano Limited ("Acano"), a collaboration infrastructure and conferencing software provider. Under the terms of the agreement, the Company paid approximately $550 million in cash and share-based awards assumed to acquire Acano. With the Acano acquisition, the Company aims to enhance its collaboration strategy to deliver video across both cloud and hybrid environments. Revenue from the Acano acquisition will be included in the Company's Collaboration product category. The Company expects that most of the purchase price will be allocated to goodwill and purchased intangible assets.
Pending Acquisition of Jasper On February 3, 2016, the Company announced its intent to acquire privately held Jasper Technologies, Inc. ("Jasper"), a provider of a cloud-based Internet of Things (IoT) software-as-a-service platform to help enterprises and service providers launch, manage and monetize IoT services on a global scale. Under the terms of the agreement, the Company will pay approximately $1.4 billion in cash and share-based awards assumed to acquire Jasper. With the Jasper acquisition, the Company aims to offer a complete IoT solution that is interoperable across devices and works with IoT service providers, application developers and an ecosystem of partners.
Divestiture of SP Video CPE Business On November 20, 2015, the Company completed the sale of the assets comprising the customer premises equipment portion of its Service Provider Video connected devices business ("SP Video CPE Business") to Technicolor SA. As a result of the transaction, the Company received aggregate consideration of $542 million consisting of $372 million in cash and $170 million in Technicolor stock (as of the divestiture date) and the transaction resulted in a gain of $286 million, net of certain transaction costs incurred in prior periods.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 23, 2016 (in millions):

	Balance at				Balance at
	July 25, 2015	Acquisitions	Divestiture	Other	January 23, 2016
Americas	$15,212	$672	$(126)	$(194)	$15,564
EMEA	5,791	195	(12)	(73)	5,901
APJC	3,466	73	(3)	(43)	3,493
Total	$24,469	$940	$(141)	$(310)	$24,958
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the six months ended January 23, 2016 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
MaintenanceNet	5.0	$50	5.0	$2	2.0	$2	$11	$65
OpenDNS	5.0	43	7.0	15	1.0	2	1	61
Lancope	5.0	79	6.0	29	3.0	3	10	121
Others (four in total)	4.2	56	6.3	6	0.0	—	—	62
Total		$228		$52		$7	$22	$309

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present details of the Company’s purchased intangible assets (in millions):

January 23, 2016	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,842	$(1,232)	$1,610
Customer relationships	1,740	(1,093)	647
Other	61	(31)	30
Total purchased intangible assets with finite lives	4,643	(2,356)	2,287
In-process research and development, with indefinite lives	35	—	35
Total	$4,678	$(2,356)	$2,322

July 25, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,418	$(1,818)	$1,600
Customer relationships	1,699	(971)	728
Other	55	(24)	31
Total purchased intangible assets with finite lives	5,172	(2,813)	2,359
In-process research and development, with indefinite lives	17	—	17
Total	$5,189	$(2,813)	$2,376
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
Impairment charges related to purchased intangible assets for the three and six months ended January 23, 2016 and January 24, 2015 were approximately $37 million and $56 million, respectively.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Amortization of purchased intangible assets:
Cost of sales	$139	$242	$285	$431
Operating expenses	71	72	140	143
Total	$210	$314	$425	$574

The estimated future amortization expense of purchased intangible assets with finite lives as of January 23, 2016 is as follows (in millions):

Fiscal Year	Amount
2016 (remaining six months)	$386
2017	663
2018	519
2019	435
2020	209
Thereafter	75
Total	$2,287

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
Fiscal 2015 Plan The Company announced a restructuring action in August 2014 (the "Fiscal 2015 Plan"), in order to realign its workforce towards key growth areas of its business such as data center, software, security, and cloud. The Company's aggregate pre-tax estimated charges pursuant to the restructuring plan are expected to be approximately $750 million, consisting of severance and other one-time termination benefits and other associated costs, and the Company has incurred cumulative charges of approximately $725 million in connection with this plan, which is substantially complete. The Company incurred charges of $95 million, net of a $1 million credit to cost of sales, and $69 million for the three months ended January 23, 2016 and January 24, 2015, respectively, and $236 million, net of a $2 million credit to cost of sales, and $387 million for the six months ended January 23, 2016 and January 24, 2015, respectively.
Fiscal 2014 Plan In connection with a restructuring action announced in August 2013 (the "Fiscal 2014 Plan"), the Company incurred cumulative charges of approximately $418 million. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges as discussed above (in millions):

	FISCAL 2014 PLAN		FISCAL 2015 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2015	$11	$14	$49	$15	$89
Charges	—	—	206	32	238
Cash payments	(10)	(2)	(177)	(8)	(197)
Non-cash items	—	—	—	(21)	(21)
Liability as of January 23, 2016	$1	$12	$78	$18	$109

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	January 23, 2016	July 25, 2015
Inventories:
Raw materials	$99	$114
Work in process	1	2
Finished goods:
Distributor inventory and deferred cost of sales	564	610
Manufactured finished goods	446	593
Total finished goods	1,010	1,203
Service-related spares	224	258
Demonstration systems	28	50
Total	$1,362	$1,627

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,573	$4,495
Computer equipment and related software	1,344	1,310
Production, engineering, and other equipment	5,640	5,753
Operating lease assets	324	372
Furniture and fixtures	501	497
Total gross property and equipment	12,382	12,427
Less: accumulated depreciation and amortization	(8,996)	(9,095)
Total	$3,386	$3,332

Other assets:
Deferred tax assets	$1,371	$1,648
Investments in privately held companies	964	897
Other	733	618
Total	$3,068	$3,163

Deferred revenue:
Service	$9,657	$9,757
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,974	4,766
Cash receipts related to unrecognized revenue from two-tier distributors	554	660
Total product deferred revenue	5,528	5,426
Total	$15,185	$15,183
Reported as:
Current	$9,796	$9,824
Noncurrent	5,389	5,359
Total	$15,185	$15,183

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
A summary of the Company's financing receivables is presented as follows (in millions):

January 23, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,176	$2,177	$3,405	$8,758
Residual value	201	—	—	201
Unearned income	(177)	—	—	(177)
Allowance for credit loss	(248)	(80)	(37)	(365)
Total, net	$2,952	$2,097	$3,368	$8,417
Reported as:
Current	$1,460	$978	$2,076	$4,514
Noncurrent	1,492	1,119	1,292	3,903
Total, net	$2,952	$2,097	$3,368	$8,417

July 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,361	$1,763	$3,573	$8,697
Residual value	224	—	—	224
Unearned income	(190)	—	—	(190)
Allowance for credit loss	(259)	(87)	(36)	(382)
Total, net	$3,136	$1,676	$3,537	$8,349
Reported as:
Current	$1,468	$856	$2,167	$4,491
Noncurrent	1,668	820	1,370	3,858
Total, net	$3,136	$1,676	$3,537	$8,349
As of January 23, 2016 and July 25, 2015, the deferred service revenue related to "Financed Service Contracts and Other" was $1,714 million and $1,853 million, respectively.
Future minimum lease payments at January 23, 2016 are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining six months)	$822
2017	1,234
2018	693
2019	316
2020	104
Thereafter	7
Total	$3,176
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of January 23, 2016 and July 25, 2015 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 23, 2016	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,640	$1,245	$114	$2,999
Loan receivables	1,224	811	142	2,177
Financed service contracts and other	2,156	1,204	45	3,405
Total	$5,020	$3,260	$301	$8,581

	INTERNAL CREDIT RISK RATING
July 25, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,688	$1,342	$141	$3,171
Loan receivables	788	823	152	1,763
Financed service contracts and other	2,133	1,389	51	3,573
Total	$4,609	$3,554	$344	$8,507
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of January 23, 2016 and July 25, 2015 were $2,097 million and $2,253 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,782 million and $8,731 million as of their respective period ends.
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of January 23, 2016 and July 25, 2015 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 23, 2016	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$93	$41	$176	$310	$2,689	$2,999	$71	$64
Loan receivables	91	40	48	179	1,998	2,177	43	43
Financed service contracts and other	245	45	171	461	2,944	3,405	29	9
Total	$429	$126	$395	$950	$7,631	$8,581	$143	$116

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2015	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$90	$27	$185	$302	$2,869	$3,171	$73	$73
Loan receivables	21	3	25	49	1,714	1,763	32	32
Financed service contracts and other	396	152	414	962	2,611	3,573	29	9
Total	$507	$182	$624	$1,313	$7,194	$8,507	$134	$114
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $177 million and $496 million as of January 23, 2016 and July 25, 2015, respectively.
As of January 23, 2016, the Company had financing receivables of $187 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status as they are well-secured and in the process of collection. Such balance was $70 million as of July 25, 2015.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three months ended January 23, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of October 24, 2015	$255	$90	$33	$378
Provisions	(4)	(10)	5	(9)
Recoveries (write-offs), net	—	—	(1)	(1)
Foreign exchange and other	(3)	—	—	(3)
Allowance for credit loss as of January 23, 2016	$248	$80	$37	$365

	CREDIT LOSS ALLOWANCES
Six months ended January 23, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions	(4)	(6)	5	(5)
Recoveries (write-offs), net	(4)	—	(4)	(8)
Foreign exchange and other	(3)	(1)	—	(4)
Allowance for credit loss as of January 23, 2016	$248	$80	$37	$365

	CREDIT LOSS ALLOWANCES
Three months ended January 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of October 25, 2014	$248	$84	$36	$368
Provisions	7	3	4	14
Recoveries (write-offs), net	(1)	—	—	(1)
Foreign exchange and other	(4)	(2)	—	(6)
Allowance for credit loss as of January 24, 2015	$250	$85	$40	$375

	CREDIT LOSS ALLOWANCES
Six months ended January 24, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	29	(10)	23	42
Recoveries (write-offs), net	(5)	1	—	(4)
Foreign exchange and other	(7)	(4)	(1)	(12)
Allowance for credit loss as of January 24, 2015	$250	$85	$40	$375
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

any accrued interest, will be assessed and fully reserved at the customer level. The Company’s internal credit risk ratings are categorized as 1 through 10, with the lowest credit risk rating representing the highest quality financing receivables.
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of January 23, 2016 and July 25, 2015, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	January 23, 2016	July 25, 2015
Operating lease assets	$324	$372
Accumulated depreciation	(181)	(205)
Operating lease assets, net	$143	$167
Minimum future rentals on noncancelable operating leases at January 23, 2016 were approximately $0.1 billion for the remaining six months of fiscal 2016, $0.1 billion for fiscal 2017, and less than $0.1 billion per year for each of fiscal 2018 through fiscal 2020.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

January 23, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$28,242	$18	$(16)	$28,244
U.S. government agency securities	3,492	3	(2)	3,493
Non-U.S. government and agency securities	1,152	1	(1)	1,152
Corporate debt securities	18,410	29	(158)	18,281
U.S. agency mortgage-backed securities	1,452	9	(1)	1,460
Total fixed income securities	52,748	60	(178)	52,630
Publicly traded equity securities	1,318	176	(63)	1,431
Total	$54,066	$236	$(241)	$54,061

July 25, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$29,904	$41	$(6)	$29,939
U.S. government agency securities	3,662	2	(1)	3,663
Non-U.S. government and agency securities	1,128	1	(1)	1,128
Corporate debt securities	15,802	34	(53)	15,783
U.S. agency mortgage-backed securities	1,456	8	(3)	1,461
Total fixed income securities	51,952	86	(64)	51,974
Publicly traded equity securities	1,092	480	(7)	1,565
Total	$53,044	$566	$(71)	$53,539
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Gross realized gains	$16	$92	$51	$113
Gross realized losses	(35)	(23)	(71)	(37)
Total	$(19)	$69	$(20)	$76
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Net gains/(losses) on investments in publicly traded equity securities	$2	$60	$(7)	$56
Net gains/(losses) on investments in fixed income securities	(21)	9	(13)	20
Total	$(19)	$69	$(20)	$76
For the three and six months ended January 23, 2016, the realized net losses related to the Company's available-for-sale investments included impairment charges of $3 million for fixed income securities, due to a decline in the fair value of those securities below

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for the corresponding periods in fiscal 2015.
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 23, 2016 and July 25, 2015 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 23, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$15,432	$(16)	$3	$—	$15,435	$(16)
U.S. government agency securities	1,793	(2)	—	—	1,793	(2)
Non-U.S. government and agency securities	645	(1)	17	—	662	(1)
Corporate debt securities	11,565	(136)	1,252	(22)	12,817	(158)
U.S. agency mortgage-backed securities	387	(1)	—	—	387	(1)
Total fixed income securities	29,822	(156)	1,272	(22)	31,094	(178)
Publicly traded equity securities	694	(62)	2	(1)	696	(63)
Total	$30,516	$(218)	$1,274	$(23)	$31,790	$(241)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$6,412	$(6)	$—	$—	$6,412	$(6)
U.S. government agency securities	1,433	(1)	—	—	1,433	(1)
Non-U.S. government and agency securities	515	(1)	4	—	519	(1)
Corporate debt securities	9,552	(49)	312	(4)	9,864	(53)
U.S. agency mortgage-backed securities	579	(3)	—	—	579	(3)
Total fixed income securities	18,491	(60)	316	(4)	18,807	(64)
Publicly traded equity securities	108	(7)	2	—	110	(7)
Total	$18,599	$(67)	$318	$(4)	$18,917	$(71)
As of January 23, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 23, 2016, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the six months ended January 23, 2016.
The Company has evaluated its publicly traded equity securities as of January 23, 2016 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities at January 23, 2016 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$17,569	$17,555
Due in 1 to 2 years	16,105	16,081
Due in 2 to 5 years	17,423	17,345
Due after 5 years	1,651	1,649
Total	$52,748	$52,630

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for each of the six months ended January 23, 2016 and January 24, 2015 was $0.6 billion. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 23, 2016 and July 25, 2015, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of January 23, 2016 and July 25, 2015, the amounts are summarized in the following table (in millions):

	January 23, 2016	July 25, 2015
Equity method investments	$605	$578
Cost method investments	359	319
Total	$964	$897
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of January 23, 2016, except as disclosed herein, there were no variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of January 23, 2016 and July 25, 2015 were as follows (in millions):

	JANUARY 23, 2016 FAIR VALUE MEASUREMENTS				JULY 25, 2015 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,731	$—	$—	$4,731	$5,336	$—	$—	$5,336
Corporate debt securities	—	9	—	9	—	14	—	14
U.S. government securities	—	31	—	31	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	28,244	—	28,244	—	29,939	—	29,939
U.S. government agency securities	—	3,493	—	3,493	—	3,663	—	3,663
Non-U.S. government and agency securities	—	1,152	—	1,152	—	1,128	—	1,128
Corporate debt securities	—	18,281	—	18,281	—	15,783	—	15,783
U.S. agency mortgage-backed securities	—	1,460	—	1,460	—	1,461	—	1,461
Publicly traded equity securities	1,431	—	—	1,431	1,565	—	—	1,565
Derivative assets	—	318	3	321	—	214	4	218
Total	$6,162	$52,988	$3	$59,153	$6,901	$52,202	$4	$59,107
Liabilities:
Derivative liabilities	$—	$19	$—	$19	$—	$12	$—	$12
Total	$—	$19	$—	$19	$—	$12	$—	$12
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company's recognized losses for the indicated periods, for assets that were measured at fair value on a nonrecurring basis (in millions):

	LOSSES FOR THE THREE MONTHS ENDED		LOSSES FOR THE SIX MONTHS ENDED
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Investments in privately held companies (impaired)	$(39)	$(2)	$(56)	$(3)
Purchased intangible assets (impaired)	(37)	(56)	(37)	(56)
Total	$(76)	$(58)	$(93)	$(59)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $11 million and $1 million as of January 23, 2016 and January 24, 2015, respectively.
The fair value for purchased intangibles for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was zero and $5 million as of January 23, 2016 and January 24, 2015, respectively.

(d)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $359 million and $319 million as of January 23, 2016 and July 25, 2015, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of January 23, 2016 and July 25, 2015 was $2.4 billion and $2.2 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 23, 2016, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of January 23, 2016, the fair value of the Company’s senior notes and other long-term debt was $25.8 billion with a carrying amount of $24.6 billion. This compares to a fair value of $26.6 billion and a carrying amount of $25.4 billion as of July 25, 2015. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	January 23, 2016		July 25, 2015
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$3,006	3.12%	$3,894	2.48%
Other short-term debt	2	2.08%	3	2.44%
Total	$3,008		$3,897
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
In fiscal 2011, the Company established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of January 23, 2016 and July 25, 2015.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		January 23, 2016		July 25, 2015
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$—	—	$850	0.43%
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	0.77%	1,000	0.63%
Three-month LIBOR plus 0.31%	June 15, 2018	900	0.89%	900	0.65%
Three-month LIBOR plus 0.50%	March 1, 2019	500	0.97%	500	0.84%
Fixed-rate notes:
5.50%	February 22, 2016	3,000	3.12%	3,000	3.07%
1.10%	March 3, 2017	2,400	0.83%	2,400	0.59%
3.15%	March 14, 2017	750	1.07%	750	0.85%
1.65%	June 15, 2018	1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019	2,000	4.76%	2,000	4.70%
2.125%	March 1, 2019	1,750	1.04%	1,750	0.80%
4.45%	January 15, 2020	2,500	3.20%	2,500	3.01%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.90%	March 4, 2021	500	1.20%	500	0.96%
3.00%	June 15, 2022	500	1.45%	500	1.21%
3.625%	March 4, 2024	1,000	1.32%	1,000	1.08%
3.50%	June 15, 2025	500	1.61%	500	1.37%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Other long-term debt		—		1	2.08%
Total		24,400		25,251
Unaccreted discount/issuance costs		(123)		(131)
Hedge accounting fair value adjustments		320		231
Total		$24,597		$25,351

Reported as:
Current portion of long-term debt		$3,006		$3,894
Long-term debt		21,591		21,457
Total		$24,597		$25,351
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 23, 2016, the Company was in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of January 23, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining six months)	$3,000
2017	4,150
2018	2,500
2019	4,250
2020	4,000
Thereafter	6,500
Total	$24,400

(c)	Credit Facility
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 23, 2016	July 25, 2015	Balance Sheet Line Item	January 23, 2016	July 25, 2015
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$1	$10	Other current liabilities	$16	$11
Interest rate derivatives	Other assets	313	202	Other long-term liabilities	—	—
Total		314	212		16	11
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	4	2	Other current liabilities	3	1
Equity derivatives	Other assets	3	4	Other long-term liabilities	—	—
Total		7	6		3	1
Total		$321	$218		$19	$12

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	January 23, 2016	January 24, 2015	Line Item in Statements of Operations	January 23, 2016	January 24, 2015
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(20)	$(75)	Operating expenses	$(4)	$(21)
			Cost of sales—service	(1)	(5)
Total	$(20)	$(75)		$(5)	$(26)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$11	$24	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)
	January 23, 2016	January 24, 2015	Line Item in Statements of Operations	January 23, 2016	January 24, 2015
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(24)	$(131)	Operating expenses	$(6)	$(24)
			Cost of sales—service	(2)	(6)
Total	$(24)	$(131)		$(8)	$(30)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$11	$44	Other income (loss), net	$—	$—

As of January 23, 2016, the Company estimates that approximately $21 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income/loss (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Equity derivatives	Other income (loss), net	$—	$(18)	$—	$18
Interest rate derivatives	Interest expense	(16)	61	18	(61)
Total		$(16)	$43	$18	$(43)

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE SIX MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE SIX MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Equity derivatives	Other income (loss), net	$—	$(12)	$—	$12
Interest rate derivatives	Interest expense	111	131	(107)	(134)
Total		$111	$119	$(107)	$(122)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Foreign currency derivatives	Other income (loss), net	$(58)	$(51)	$(54)	$(109)
Total return swaps—deferred compensation	Operating expenses	(38)	13	(54)	—
Equity derivatives	Other income (loss), net	3	8	13	4
Total		$(93)	$(30)	$(95)	$(105)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	January 23, 2016	July 25, 2015
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$684	$1,201
Interest rate derivatives	11,400	11,400
Net investment hedging instruments	283	192
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,469	2,023
Total return swaps—deferred compensation	432	462
Total	$15,268	$15,278

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
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

	January 23, 2016
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$321	$—	$321	$(15)	$(255)	$51
Derivatives liabilities	$19	$—	$19	$(15)	$—	$4

	July 25, 2015
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$218	$—	$218	$(12)	$(124)	$82
Derivatives liabilities	$12	$—	$12	$(12)	$—	$—

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 23, 2016 and July 25, 2015, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

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
In addition, certain derivative instruments are executed under agreements that have provisions requiring the Company and the counterparty to maintain a specified credit rating from certain credit-rating agencies. Under such agreements, if the Company’s or the counterparty’s credit rating falls below a specified credit rating, either party has the right to request collateral on the derivatives’ net liability position. No such derivatives were in a net liability position as of January 23, 2016 or July 25, 2015.

12.	Commitments and Contingencies

(a)	Operating Leases
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 23, 2016 are as follows (in millions):

Fiscal Year	Amount
2016 (remaining six months)	$184
2017	268
2018	204
2019	117
2020	96
Thereafter	222
Total	$1,091

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 23, 2016 and July 25, 2015, the Company had total purchase commitments for inventory of $3,435 million and $4,078 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 23, 2016 and July 25, 2015, the liability for these purchase commitments was $180 million and $156 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Compensation expense related to acquisitions	$71	$94	$144	$192
As of January 23, 2016, the Company estimated that future cash compensation expense of up to $230 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. ("Insieme"), as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $50 million and $51 million during the three months ended January 23, 2016 and January 24, 2015, respectively, and $101 million and $104 million during the six months ended January 23, 2016 and January 24, 2015, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $839 million (which includes the $724 million that has been expensed to date), net of forfeitures.
The former noncontrolling interest holders earned the maximum amount related to the first milestone payment and were paid approximately $354 million for a portion of this amount during the six months ended January 23, 2016. The balance of the first milestone payment is expected to be paid primarily through the end of fiscal 2016. The second milestone payment, to the extent earned, is expected to be paid primarily during the first half of fiscal 2017.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $188 million and $205 million as of January 23, 2016 and July 25, 2015, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 23, 2016	January 24, 2015
Balance at beginning of period	$449	$446
Provision for warranties issued	322	355
Payments	(340)	(327)
Acquisition/divestitures	(28)	—
Balance at end of period	$403	$474
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.5 billion and $6.2 billion for the three months ended January 23, 2016 and January 24, 2015, respectively and was $13.4 billion and $12.5 billion for the six months ended January 23, 2016 and January 24, 2015, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each of January 23, 2016 and July 25, 2015, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $16 million and $39 million for the three months ended January 23, 2016 and January 24, 2015, respectively, and was $39 million and $65 million for the six months ended January 23, 2016 and January 24, 2015, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 23, 2016 and July 25, 2015, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 23, 2016	July 25, 2015
Maximum potential future payments relating to financing guarantees:
Channel partner	$244	$288
End user	113	129
Total	$357	$417
Deferred revenue associated with financing guarantees:
Channel partner	$(100)	$(127)
End user	(90)	(107)
Total	$(190)	$(234)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$167	$183

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Guarantees The Company’s other guarantee arrangements as of January 23, 2016 and July 25, 2015 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components were widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event. Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products was beyond the Company's warranty terms, the Company has been proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarter of fiscal 2015, an adjustment to product cost of sales of $164 million was recorded to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. The supplier component remediation liability as of January 23, 2016 and July 25, 2015 was $375 million and $408 million, respectively.

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
The Company is providing such indemnifications, among other cases, in matters involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) now pending in Kansas and Delaware. Sprint alleges that the service provider customers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint seeks monetary damages. Sprint’s cases in Kansas include claims against Comcast and Time Warner Cable, and the case in Delaware for which the Company is providing indemnification involves Cox Communications. At the request of Sprint and Comcast, on August 5, 2015, the judge in Sprint’s Kansas action ordered a six-month stay of the patent litigation between those parties for them to pursue a resolution of their dispute. In addition, on May 15, 2015, the judge in Sprint's Delaware action against Cox ruled invalid six of the patents that Sprint asserted Cox had infringed and a final judgment was entered on August 27, 2015, of invalidity, which Sprint appealed on October 1, 2015. In May 2015 the Company filed two declaratory judgment actions against Sprint seeking declarations that the patents Sprint asserted against the Company’s customers are invalid and/or not infringed. Cox has filed a motion for summary judgment of non-infringement for the five remaining Sprint patents that are actively being litigated against Cox in Delaware, and Comcast has also won a judgment of non-infringement, now being appealed by Sprint, in a separate case brought against it by Sprint in Delaware. In light of the invalidity rulings against Sprint in Delaware, on October 8, 2015, the judge in Sprint’s Kansas actions ordered an additional stay of Sprint’s Kansas actions including the case against Time Warner Cable, pending resolution of Sprint’s appeal of the Delaware Judge’s judgment of invalidity in the Cox case.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $209 million for the alleged evasion of import and other taxes, $942 million for interest, and $929 million for various penalties, all determined using an exchange rate as of January 23, 2016. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
During the six months ended January 23, 2016, the Company declared and paid cash dividends of $0.42 per common share, or $2.1 billion, on the Company’s outstanding common stock. During the six months ended January 24, 2015, the Company declared and paid cash dividends of $0.38 per common share, or $1.9 billion, on the Company’s outstanding common stock.
On February 10, 2016, the Company's Board of Directors declared a quarterly dividend of $0.26 per common share to be paid on April 27, 2016 to all shareholders of record as of the close of business on April 6, 2016. Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 23, 2016, the Company’s Board of Directors had authorized an aggregate repurchase of up to $97 billion of common stock under this program.
On February 10, 2016, the Company’s Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $16.9 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2015	4,443	$20.86	$92,679
Repurchase of common stock under the stock repurchase program (1)	93	26.46	2,469
Cumulative balance at January 23, 2016	4,536	$20.97	$95,148
(1) Includes stock repurchases of $161 million, which were pending settlement as of January 23, 2016. There were $36 million of stock repurchases that were pending settlement as of July 25, 2015.
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
For the six months ended January 23, 2016 and January 24, 2015, the Company repurchased approximately 16 million and 15 million shares, or $412 million and $369 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of January 23, 2016, the Company had three stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. Since the inception of the stock incentive plans, the Company has granted share-based awards to a significant percentage of its employees, and the majority has been granted to employees below the vice president level. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of January 23, 2016, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the 1996 Stock Incentive Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
Pursuant to an amendment approved by the Company’s shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding under the 1996 Stock Incentive Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, and restricted stock units ("RSUs"), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of January 23, 2016. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 14 million shares under the Purchase Plan during each of the six months ended January 23, 2016 and January 24, 2015. As of January 23, 2016, 134 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Cost of sales—product	$16	$11	$29	$22
Cost of sales—service	35	34	73	71
Share-based compensation expense in cost of sales	51	45	102	93
Research and development	107	105	221	224
Sales and marketing	126	114	265	261
General and administrative	47	42	104	101
Restructuring and other charges	(1)	2	14	(2)
Share-based compensation expense in operating expenses	279	263	604	584
Total share-based compensation expense	$330	$308	$706	$677
Income tax benefit for share-based compensation	$103	$85	$198	$179
As of January 23, 2016, the total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 26, 2014	310
Restricted stock, stock units, and other share-based awards granted	(101)
Share-based awards canceled/forfeited/expired	40
Shares withheld for taxes and not issued	27
BALANCE AT JULY 25, 2015	276
Restricted stock, stock units, and other share-based awards granted	(64)
Share-based awards canceled/forfeited/expired	18
Shares withheld for taxes and not issued	23
Other	2
BALANCE AT JANUARY 23, 2016	255
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 26, 2014	149	$19.54
Granted and assumed	67	25.29
Vested	(57)	19.82	$1,517
Canceled/forfeited	(16)	20.17
UNVESTED BALANCE AT JULY 25, 2015	143	22.08
Granted and assumed	43	24.80
Vested	(40)	20.24	$1,050
Canceled/forfeited	(9)	22.57
UNVESTED BALANCE AT JANUARY 23, 2016	137	$23.45

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 26, 2014	187	$26.03
Assumed from acquisitions	1	2.60
Exercised	(71)	21.15
Canceled/forfeited/expired	(14)	29.68
BALANCE AT JULY 25, 2015	103	28.68
Assumed from acquisitions	5	2.07
Exercised	(20)	21.63
Canceled/forfeited/expired	(10)	29.00
BALANCE AT JANUARY 23, 2016	78	$28.75
The following table summarizes significant ranges of outstanding and exercisable stock options as of January 23, 2016 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	7	6.2	$3.32	$135	4	$4.01	$70
$ 20.01 – 25.00	2	0.9	23.02	1	2	23.02	1
$ 25.01 – 30.00	10	0.7	26.82	—	10	26.82	—
$ 30.01 – 35.00	59	0.6	32.16	—	59	32.16	—
Total	78	1.1	$28.75	$136	75	$29.83	$71
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $23.37 as of January 22, 2016, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 23, 2016 was 4 million. As of July 25, 2015, 102 million outstanding stock options were exercisable and the weighted-average exercise price was $29.02.

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

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Number of shares granted (in millions)	27	1	1	1
Grant date fair value per share	$25.25	$25.07	$25.32	$25.39
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	2.8%	3.1%	2.8%
Range of risk-free interest rates	0.1% – 1.2%	0.0% – 1.6%	0.0% – 1.2%	0.0% – 1.6%
Range of expected volatilities for index	N/A	N/A	15.3% – 54.3%	14.4% – 63.7%

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Six Months Ended	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Number of shares granted (in millions)	36	11	5	7
Grant date fair value per share	$24.93	$23.34	$24.71	$23.70
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	3.0%	3.2%	3.0%
Range of risk-free interest rates	0.0% – 1.2%	0.0% – 1.8%	0.0% – 1.2%	0.0% – 1.8%
Range of expected volatilities for index	N/A	N/A	15.3% – 54.3%	14.4% – 70.0%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the six months ended January 23, 2016 and January 24, 2015 are summarized as follows (in millions):

	Net Unrealized Gains on Available-for-Sale Investments	Net Unrealized Losses Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(515)	(24)	(524)	(1,063)
(Gains) losses reclassified out of AOCI	20	8	1	29
Tax benefit (expense)	198	2	(34)	166
BALANCE AT JANUARY 23, 2016	$13	$(30)	$(790)	$(807)

	Net Unrealized Gains on Available-for-Sale Investments	Net Unrealized Losses Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(23)	(131)	(379)	(533)
(Gains) losses reclassified out of AOCI	(76)	30	—	(46)
Tax benefit (expense)	49	3	36	88
BALANCE AT JANUARY 24, 2015	$374	$(110)	$(78)	$186

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$(19)	$69	$(20)	$76	Other income (loss), net

Net unrealized losses on cash flow hedging instruments
Foreign currency derivatives	(4)	(21)	(6)	(24)	Operating expenses
Foreign currency derivatives	(1)	(5)	(2)	(6)	Cost of sales—service
	(5)	(26)	(8)	(30)

Cumulative translation adjustment and actuarial gains and losses
	—	—	(1)	—	Operating expenses

Total amounts reclassified out of AOCI	$(24)	$43	$(29)	$46

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Income before provision for income taxes	$3,306	$2,873	$6,443	$5,233
Provision for income taxes	$159	$476	$866	$1,008
Effective tax rate	4.8%	16.6%	13.4%	19.3%
As discussed further below, the effective tax rate for the three and six months ended January 23, 2016 reflected the Company's recognition of total benefits of approximately $523 million related to a tax settlement with the Internal Revenue Service ("IRS") and the reinstatement of the U.S. federal research and development ("R&D") tax credit on December 18, 2015.
In the second quarter of fiscal 2016, the Protecting Americans from Tax Hikes Act of 2015 reinstated the U.S. federal R&D tax credit permanently. As a result, the effective tax rate for the three and six months ended January 23, 2016 reflected a tax benefit of $72 million related to fiscal 2016 R&D expenses and a tax benefit of $84 million related to fiscal 2015 R&D expenses.
In the second quarter of fiscal 2016, the IRS and the Company settled all outstanding items related to the audit of the Company's federal income tax returns for the fiscal years ended July 26, 2008 through July 31, 2010. As a result of the settlement, the Company recognized a net benefit to the provision for income taxes of $367 million, which included a reduction in interest expense of $21 million. The Company is no longer subject to U.S. federal income tax audit through fiscal 2010.
As a result of the IRS tax settlement, the amount of gross unrecognized tax benefits was reduced in the second quarter of fiscal 2016 by approximately $563 million, of which $188 million became certain as a result of completing the audit. As of January 23, 2016, the Company had $1.6 billion of unrecognized tax benefits, of which $1.3 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at January 23, 2016 could be reduced by approximately $200 million in the next 12 months.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three and six months ended January 23, 2016 and January 24, 2015, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Revenue:
Americas	$6,912	$7,101	$14,711	$14,602
EMEA	3,088	3,091	6,175	6,093
APJC	1,927	1,744	3,723	3,486
Total	$11,927	$11,936	$24,609	$24,181
Gross margin:
Americas	$4,412	$4,406	$9,362	$9,216
EMEA	2,005	1,910	3,987	3,825
APJC	1,189	1,052	2,267	2,077
Segment total	7,606	7,368	15,616	15,118
Unallocated corporate items	(174)	(278)	(352)	(695)
Total	$7,432	$7,090	$15,264	$14,423
Revenue in the United States was $6.1 billion and $6.0 billion for the three months ended January 23, 2016 and January 24, 2015, respectively, and was $13.0 billion and $12.6 billion for the six months ended January 23, 2016 and January 24, 2015, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Revenue:
Switching	$3,483	$3,615	$7,505	$7,461
NGN Routing	1,845	1,764	3,638	3,713
Collaboration	1,019	991	2,134	1,941
Data Center	822	846	1,681	1,538
Service Provider Video (1)	662	776	1,512	1,647
Wireless	613	611	1,258	1,216
Security	462	416	947	871
Other	77	59	152	126
Product	8,983	9,078	18,827	18,513
Service	2,944	2,858	5,782	5,668
Total	$11,927	$11,936	$24,609	$24,181
(1) Includes SP Video CPE Business revenue of $93 million (one month of operations) and $361 million for the second quarter of fiscal 2016 and 2015, respectively and $504 million and $840 million for the first six months of fiscal 2016 and 2015, respectively.
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, were attributable to its U.S. operations as of each of January 23, 2016 and July 25, 2015. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $56.5 billion and $53.4 billion as of January 23, 2016 and July 25, 2015, respectively, and the remaining $3.9 billion and $7.0 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 23, 2016	July 25, 2015
Property and equipment, net:
United States	$2,779	$2,733
International	607	599
Total	$3,386	$3,332

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Net income	$3,147	$2,397	$5,577	$4,225
Weighted-average shares—basic	5,070	5,117	5,075	5,115
Effect of dilutive potential common shares	27	43	31	44
Weighted-average shares—diluted	5,097	5,160	5,106	5,159
Net income per share—basic	$0.62	$0.47	$1.10	$0.83
Net income per share—diluted	$0.62	$0.46	$1.09	$0.82
Antidilutive employee share-based awards, excluded	98	83	133	156
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

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance		January 23, 2016	January 24, 2015	Variance
Revenue (1)	$11,927	$11,936	(0.1)%		$24,609	$24,181	1.8%
Gross margin percentage	62.3%	59.4%	2.9	pts	62.0%	59.6%	2.4	pts
Research and development	$1,509	$1,529	(1.3)%		$3,069	$3,112	(1.4)%
Sales and marketing	$2,286	$2,308	(1.0)%		$4,729	$4,823	(1.9)%
General and administrative	$176	$490	(64.1)%		$715	$994	(28.1)%
Total research and development, sales and marketing, general and administrative	$3,971	$4,327	(8.2)%		$8,513	$8,929	(4.7)%
Total as a percentage of revenue	33.3%	36.3%	(3.0)	pts	34.6%	36.9%	(2.3)	pts
Amortization of purchased intangible assets included in operating expenses	$71	$72	(1.4)%		$140	$143	(2.1)%
Restructuring and other charges included in operating expenses	$96	$69	39.1%		$238	$387	(38.5)%
Operating income as a percentage of revenue	27.6%	22.0%	5.6	pts	25.9%	20.5%	5.4	pts
Income tax percentage	4.8%	16.6%	(11.8)	pts	13.4%	19.3%	(5.9)	pts
Net income	$3,147	$2,397	31.3%		$5,577	$4,225	32.0%
Net income as a percentage of revenue	26.4%	20.1%	6.3	pts	22.7%	17.5%	5.2	pts
Earnings per share—diluted	$0.62	$0.46	34.8%		$1.09	$0.82	32.9%
(1) During the second quarter of fiscal 2016, we completed the sale of the Customer Premises Equipment portion of our Service Provider Video Connected Devices business ("SP Video CPE Business"). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $93 million (one month of operations) and $361 million for the second quarter of fiscal 2016 and 2015, respectively and $504 million and $840 million for the first six months of fiscal 2016 and 2015, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
In the second quarter of fiscal 2016, revenue was flat as compared with the second quarter of fiscal 2015. Within total revenue, product revenue decreased 1% while service revenue increased 3%. On November 20, 2015, we completed the sale of our SP Video CPE Business. Total company revenue, not including revenue from SP Video CPE products, for the second quarter of fiscal 2016 increased 2%. Total gross margin increased by 2.9 percentage points, driven by the sale of the lower margin SP Video CPE Business, lower amortization of purchased intangible assets, and productivity improvements. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 3.0 percentage points, reflecting the recognition of an approximate $0.3 billion pre-tax gain from the sale of our SP Video CPE Business and benefits from foreign exchange. Operating income as a percentage of revenue increased by 5.6 percentage points, driven by the factors discussed above. Diluted earnings per share increased by 35% from the prior year, driven by a 31% increase in net income. In addition to the preceding items, a significant portion of the increase in net income was attributable to certain tax benefits of approximately $0.5 billion. These tax benefits relate to our settlement with the IRS of all outstanding items related to the audit of our federal income tax returns covering the period from fiscal 2008 through fiscal 2010 and the permanent reinstatement of the U.S. federal R&D tax credit.
In the second quarter of fiscal 2016, revenue from the Americas decreased by $0.2 billion compared with the second quarter of fiscal 2015, driven in large part by the sale of the SP Video CPE Business which also led to lower product revenue in the United States. Revenue in our APJC segment increased $0.2 billion, led by product revenue growth in China. EMEA revenue was flat. We saw improvements in our revenue from many emerging countries, and in particular we experienced increased product revenue in the emerging countries of China, India and Mexico of 51%, 33% and 25%, respectively. Overall, the “BRICM” countries experienced, in the aggregate, product revenue growth of 15%, despite decreased product revenue in Brazil and Russia of 49% and 27%, respectively.
From a customer market standpoint, in the second quarter of fiscal 2016 we experienced product revenue declines in the public sector and enterprise markets. We believe our sales in the enterprise market were impacted by uncertainty in the macro environment, which led to a slowdown in customer spending, and by currency impacts. Our product revenue in the commercial market increased, which we believe was also impacted, to a lesser degree, by the uncertainty in the macro environment and currency impacts. Our product revenue in the service provider market was flat, as the impact of the sale of the SP Video CPE Business was offset by increased sales of our other products to this customer market.
During the prior two fiscal years we have encountered business challenges in the service provider market and certain emerging countries. Although we saw positive business momentum in these areas during the first half of fiscal 2016, we continue to monitor and assess the sustainability of improvements in these areas.
From a product category perspective, total company product revenue, not including SP Video CPE products, increased 2% year over year. This increase was led by product revenue growth in Security, NGN Routing and Collaboration products which grew 11%, 5% and 3%, respectively. Offsetting these increases, we experienced a 4% decrease in sales of Switching products and a 3% decrease in our Data Center products. We believe the decline in sales of our Switching products used in campus environments (which comprises the majority of this product category) and Data Center products were largely driven by the uncertainty in the macro environment, which led to a slowdown in customer spending.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Diluted earnings per share increased by 33% from the prior year, a result of a 32% increase in net income. Revenue increased 2%, with product and service revenue each increasing 2%. Total gross margin increased by 2.4 percentage points driven in part by the Rockstar patent portfolio charge of $188 million (or 0.8 percentage points of the prior period revenue) recorded in the first quarter of fiscal 2015. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 2.3 percentage points. Operating income as a percentage of revenue increased by 5.4 percentage points. Net income for the first six months of fiscal 2016 benefited from a lower effective tax rate, from the tax benefits discussed above.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Strategy and Focus Areas
We see our customers, in every industry, increasingly using technology—and, specifically, the network—to grow their business, drive efficiencies, and try to gain a competitive advantage. In this increasingly digital world, data is the most strategic asset and is increasingly distributed across every organization and ecosystem—on customer premises, at the edge of the network, and in the cloud. The network also plays an increasingly important role enabling our customers to aggregate, automate, and draw insights from this highly distributed data where there is a premium on security and speed. This is driving them to adopt entirely new IT architectures and organizational structures. We understand how technology can deliver the outcomes our customers want to achieve, and our strategy is to lead our customers in their digital transition with solutions, including pervasive, industry-leading security and analytics, that intelligently connect nearly everything that can be connected.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2016 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	January 23, 2016	July 25, 2015
Cash and cash equivalents and investments	$60,375	$60,416
Deferred revenue	$15,185	$15,183
DSO	33 days	38 days
Inventories	$1,362	$1,627
Annualized inventory turns	12.6	12.1

	Six Months Ended
	January 23, 2016	January 24, 2015
Cash provided by operating activities	$6,688	$5,374
Repurchases of common stock—stock repurchase program	$2,469	$2,221
Dividends	$2,133	$1,947

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first six months of fiscal 2016, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $5.5 billion and $5.4 billion as of January 23, 2016 and July 25, 2015, respectively. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance milestones. Our deferred revenue for services was $9.7 billion and $9.8 billion as of January 23, 2016 and July 25, 2015, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	January 23, 2016	July 25, 2015
Allowance for doubtful accounts	$325	$302
Percentage of gross accounts receivable	7.0%	5.4%
Allowance for credit loss—lease receivables	$248	$259
Percentage of gross lease receivables(1)	7.3%	7.2%
Allowance for credit loss—loan receivables	$80	$87
Percentage of gross loan receivables	3.7%	4.9%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 23, 2016 and July 25, 2015 was $118 million and $129 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.4 billion and $1.6 billion as of January 23, 2016 and July 25, 2015, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 23, 2016, the liability for these purchase commitments was $180 million, compared with $156 million as of July 25, 2015, and was included in other current liabilities.
Our provision for inventory was $41 million and $21 million for the first six months of fiscal 2016 and 2015, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $94 million and $59 million for the first six months of fiscal 2016 and 2015, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
Our liability for product warranties, included in other current liabilities, was $403 million as of January 23, 2016, compared with $449 million as of July 25, 2015. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first six months of fiscal 2016 and 2015 was $322 million and $355 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $54.1 billion as of January 23, 2016, compared with $53.5 billion as of July 25, 2015. Our fixed income investment portfolio as of January 23, 2016 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 23, 2016. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of January 23, 2016 and July 25, 2015.
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
There were no impairment charges on our investments in publicly traded equity securities in the first six months of fiscal 2016 and 2015. For the first six months of fiscal 2016, we recognized impairment charges of $3 million on our investments in fixed income securities, while there were no such impairment charges recognized in the first six months of fiscal 2015. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We also have investments in privately held companies, some of which are in the startup or development stages. Our investments in privately held companies as of January 23, 2016 were $964 million, compared with $897 million as of July 25, 2015, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $56 million and $3 million for the first six months of fiscal 2016 and 2015, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of January 23, 2016 and July 25, 2015 was $25.0 billion and $24.5 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first six months of fiscal 2016 and 2015.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges on purchased intangible assets were $37 million and $56 million for the first six months of fiscal 2016 and 2015, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 4.8% and 16.6% in the second quarter of fiscal 2016 and 2015, respectively. Our effective tax rate was 13.4% and 19.3% in the first six months of fiscal 2016 and 2015, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 34 countries, including the United States, has recently made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,983	$9,078	$(95)	(1.0)%	$18,827	$18,513	$314	1.7%
Percentage of revenue	75.3%	76.1%			76.5%	76.6%
Service	2,944	2,858	86	3.0%	5,782	5,668	114	2.0%
Percentage of revenue	24.7%	23.9%			23.5%	23.4%
Total	$11,927	$11,936	$(9)	(0.1)%	$24,609	$24,181	$428	1.8%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent
Revenue:
Americas	$6,912	$7,101	$(189)	(2.7)%	$14,711	$14,602	$109	0.7%
Percentage of revenue	57.9%	59.5%			59.8%	60.4%
EMEA	3,088	3,091	(3)	(0.1)%	6,175	6,093	82	1.3%
Percentage of revenue	25.9%	25.9%			25.1%	25.2%
APJC	1,927	1,744	183	10.5%	3,723	3,486	237	6.8%
Percentage of revenue	16.2%	14.6%			15.1%	14.4%
Total	$11,927	$11,936	$(9)	(0.1)%	$24,609	$24,181	$428	1.8%
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
For the second quarter of fiscal 2016, as compared with the second quarter of fiscal 2015, total revenue was flat. Total company revenue not including SP Video CPE products increased 2%. Product revenue decreased by 1% in total, but increased by 2% for total company product revenue not including SP Video CPE products. Service revenue increased by 3%. Our total revenue grew in our APJC geographic segment, while revenue declined in the Americas segment. The total revenue in our EMEA geographic segment was flat. The emerging countries of BRICM, in the aggregate, experienced a 15% product revenue growth, with growth in China, India and Mexico, partially offset by decreases in the other two BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during the second quarter of fiscal 2016, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in the second quarter of fiscal 2016 was adversely affected by the depreciation of certain currencies relative to the U.S. dollar and especially currencies in certain emerging countries, although the indirect effects are difficult to measure.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
For the first six months of fiscal 2016, as compared with the first six months of fiscal 2015, total revenue increased by 2%. Product and service revenue each increased by 2%. Our total revenue reflected growth across each of our geographic segments. The emerging countries of BRICM, in the aggregate, experienced 9% product revenue growth, with revenue growth in China, Mexico and India partially offset by decreases in the other two BRICM countries.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$4,991	$5,243	$(252)	(4.8)%	$10,945	$10,927	$18	0.2%
Percentage of product revenue	55.6%	57.8%			58.1%	59.1%
EMEA	2,454	2,480	(26)	(1.0)%	4,930	4,876	54	1.1%
Percentage of product revenue	27.3%	27.3%			26.2%	26.3%
APJC	1,538	1,355	183	13.5%	2,952	2,710	242	8.9%
Percentage of product revenue	17.1%	14.9%			15.7%	14.6%
Total	$8,983	$9,078	$(95)	(1.0)%	$18,827	$18,513	$314	1.7%

Americas
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
The decrease in product revenue for the Americas segment was driven in large part by a decline of $227 million in product sales related to our SP Video CPE Business, which we sold during the second quarter of fiscal year 2016. As a result, the second quarter of fiscal 2016 includes only one month of product revenue from our SP Video CPE Business. From a customer markets perspective, the decrease in product revenue in the Americas segment of 5% was led by declines in the public sector, service provider and enterprise markets. The product revenue decline in the public sector market was due primarily to lower sales to the U.S. federal government, partially offset by higher sales to state and local governments. The decline in sales to the service provider market was due to the sale of the SP Video CPE Business. We experienced product revenue growth in the commercial market in this geographic segment. From a country perspective, product revenue decreased by 1% in the United States, 49% in Brazil and 23% in Canada, partially offset by an increase of 25% in Mexico.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
The slight increase in product revenue in the Americas segment was led by growth in the commercial and enterprise markets and to a lesser extent, in the public sector market. These product revenue increases were partially offset by the decline in the service provider market in this segment. The decline in sales to the service provider market was due to lower revenue from SP Video CPE products, due to the sale of this business. From a country perspective, product revenue increased by 3% in the United States and 34% in Mexico, partially offset by decreases of 42% in Brazil and 26% in Canada.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EMEA
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
The decrease in product revenue for the EMEA segment was driven by a decline of $28 million in sales related to our SP Video CPE Business. From a customer markets perspective, product revenue in the EMEA segment decreased by 1%, driven by declines in the service provider, enterprise and public sector markets, partially offset by product revenue growth in the commercial market. The decline in sales to the service provider market was due primarily to the sale of the SP Video CPE Business. Product revenue from the emerging countries within EMEA decreased by 4%, led by a decline in Russia of 27%. Product revenue for the remainder of the EMEA, which primarily consists of countries in Western Europe, was flat.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
The increase in product revenue in the EMEA segment of 1% was led by growth in the commercial market and, to a lesser extent, in the public sector market. We experienced product revenue declines in the service provider and enterprise markets in this segment. Product revenue from outside the group of emerging countries within EMEA grew by 2%, while product revenue from the emerging countries within EMEA declined by 3%, led by a 33% decrease in Russia.
APJC
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
The increase in product revenue in the APJC segment of 14% was led by strong growth in the service provider market and, to a lesser extent, in the public sector and commercial markets. These increases were partially offset by a decline in the enterprise market. From a country perspective, product revenue increased by 51% in China (driven by higher sales of Service Provider Video products), 33% in India and 20% in Australia partially offset by a product revenue decrease of 12% in Japan. Product sales for this geographic segment were adversely impacted by a $13 million decrease in sales related to our SP Video CPE Business.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Product revenue in the APJC segment increased by 9%. The product revenue growth was led by solid growth in the service provider market and, to a lesser extent, in the commercial and public sector markets. These increases were partially offset by a decline in the enterprise market. From a country perspective, product revenue increased by 34% in China, 22% in India and 6% in Australia. We experienced product revenue decline of 10% in Japan.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Data Center; Wireless; Service Provider Video (video software and solutions, and cable access); Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,483	$3,615	$(132)	(3.7)%	$7,505	$7,461	$44	0.6%
Percentage of product revenue	38.8%	39.8%			39.9%	40.3%
NGN Routing	1,845	1,764	81	4.6%	3,638	3,713	(75)	(2.0)%
Percentage of product revenue	20.5%	19.4%			19.3%	20.1%
Collaboration	1,019	991	28	2.8%	2,134	1,941	193	9.9%
Percentage of product revenue	11.3%	10.9%			11.3%	10.5%
Data Center	822	846	(24)	(2.8)%	1,681	1,538	143	9.3%
Percentage of product revenue	9.2%	9.3%			8.9%	8.3%
Wireless	613	611	2	0.3%	1,258	1,216	42	3.5%
Percentage of product revenue	6.8%	6.7%			6.7%	6.6%
Service Provider Video (1)	662	776	(114)	(14.7)%	1,512	1,647	(135)	(8.2)%
Percentage of product revenue	7.4%	8.6%			8.0%	8.9%
Security	462	416	46	11.1%	947	871	76	8.7%
Percentage of product revenue	5.1%	4.6%			5.0%	4.7%
Other	77	59	18	30.5%	152	126	26	20.6%
Percentage of product revenue	0.9%	0.7%			0.9%	0.6%
Total	$8,983	$9,078	$(95)	(1.0)%	$18,827	$18,513	$314	1.7%
(1) Includes SP Video CPE Business revenue of $93 million (one month of operations) and $361 million for the second quarter of fiscal 2016 and 2015, respectively and $504 million and $840 million for the first six months of fiscal 2016 and 2015, respectively.
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Switching
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
We believe, the decrease in revenue in our Switching product category of 4%, or $132 million was driven in large part by the uncertainty in the macro environment which led to a slowdown of customer spending, impacting sales for our Switching products used in campus environments which comprise the majority of this portfolio. This impact was partially offset by strength in our Application Centric Infrastructure portfolio.
In terms of subcategories, the decrease was driven by a 13%, or $147 million, decrease in revenue from our modular switches and, to a lesser extent, a 19%, or $29 million, decrease in sales of storage products. Revenue from our modular switches decreased due primarily to lower sales of most of the Cisco Catalyst Series Switches and Cisco Nexus 7000 Series Switches, partially offset by growth in Cisco Nexus 9500 Series Switches within this product category. We experienced an increase in revenue from LAN fixed-configuration switches of 2%, or $44 million, driven primarily by higher sales of our Cisco Catalyst 3850 Series Switches, Cisco Catalyst 3650 Series Switches, Cisco Nexus 9300 Series Switches, and Cisco Nexus 3000 Series Switches, partially offset by a decrease in sales of certain other products in this portfolio.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Revenue in our Switching product category increased by 1%, or $44 million, driven by a 6%, or $287 million, increase in revenue from our LAN fixed-configuration switches partially offset by a 6%, or $148 million, decrease in revenue from our modular switches and a 31%, or $95 million, decrease in sales of storage products. Revenue from LAN fixed-configuration switches increased due to higher sales of our Cisco Catalyst 3850 Series Switches, Cisco Catalyst 3650 Series Switches, Cisco Nexus 9300 Series Switches, and Cisco Nexus 3000 Series Switches. Revenue from our modular switches decreased driven by lower sales of Cisco Catalyst 6500-E Series Switches and Cisco Nexus 7000 Series Switches.

NGN Routing
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Revenue in our NGN Routing product category increased by 5%, or $81 million, driven by a 5%, or $56 million, increase in revenue from our high-end router products and a 6%, or $33 million, increase in revenue from our midrange and low-end router products. These increases were partially offset by a 9%, or $8 million, decrease in revenue from what we categorize as other NGN Routing products. The increase in revenue from our high-end router product was driven by increased in sales of our Cisco Carrier Routing Systems platform and, to a lesser extent, increased in sales within our Cisco Aggregation Services Router category. Revenue from our midrange and low-end router products increased due to higher sales of our Cisco Integrated Services Routers products and certain of our access products. The decrease in revenue from other NGN Routing products was due in large part to lower sales of certain optical networking products.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
The decrease in revenue in our NGN Routing product category of 2%, or $75 million, was driven by a 7%, or $156 million, decrease in revenue from our high-end router products partially offset by a 21%, or $44 million, increase in revenue from other NGN Routing products and a 3%, or $37 million, increase in revenue from our midrange and low-end router products. Revenue from high-end router products decreased due to a decrease in revenue from most of our products within our Cisco Aggregation Services Routers category and our Cisco Network Convergence System platform, partially offset by higher sales of our CRS-X products. Revenue from other NGN Routing products increased due to higher sales of certain optical networking products. The increase in revenue from our midrange and low-end router products was due to higher sales of our Cisco Integrated Services Routers products and certain of our access products.

Collaboration
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Revenue from our Collaboration product category increased by 3%, or $28 million, due primarily to increased revenue from our Conferencing products and, to a lesser extent, a slight increase in revenue from our Cisco TelePresence products, partially offset by decreased revenue from our Unified Communications products. The growth in Conferencing revenue was a result of higher usage and recurring revenue from WebEx. Revenue from our Telepresence products increased slightly due to higher revenue from our infrastructure products as a result of new offerings. The revenue decline in Unified Communications was due to lower sales of phones. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Revenue in our Collaboration product category increased by 10%, or $193 million, driven by growth across the entire portfolio within this product category. The growth in Conferencing revenue was a result of higher usage and recurring revenue. Revenue from Cisco TelePresence products grew due to higher revenue in endpoint products as momentum continued as a result of new product introductions. The increase in Unified Communications revenue was driven by higher software revenue and increased revenue from phones due to customer migration to our newer endpoints.

Data Center
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
The decrease in revenue in our Data Center product category of 3%, or $24 million, was primarily driven by a decrease in sales of our Cisco Unified Computing System products, with declines in the public sector, service provider and enterprise markets. We believe the uncertainty in the macro environment which led to a slowdown of customer spending adversely impacted sales of this product category.

Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Revenue in our Data Center product category grew by 9%, or $143 million, with sales growth of our Cisco Unified Computing System products occurring across all geographic segments and customer markets.

Wireless
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Revenue in our Wireless product category was flat as continued growth in sales of Meraki products within this product category was offset by the decrease in sales of our controllers and access point products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Revenue in our Wireless product category increased by 3%, or $42 million, due primarily to higher sales of Meraki products within this product category and, to a lesser extent, growth in sales of certain of our access point products.

Service Provider Video
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
The decrease in revenue from our Service Provider Video product category of 15%, or $114 million, was driven by a decrease in sales of $268 million related to our SP Video CPE Business which we sold during the second quarter of fiscal 2016. This decrease was partially offset by an increase in revenue from our video software and solutions and cable access products, driven largely by strength in APJC, particularly in China.

Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Revenue from our Service Provider Video product category decreased by 8%, or $135 million, due to a decrease in sales related to the SP Video CPE Business, partially offset by an increase in revenue from Service Provider Video software and solutions and cable access products.

Security
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Revenue in our Security product category was up 11%, or $46 million, driven by higher sales of advanced threat security, unified threat management and web security products, partially offset by a decrease in revenue from our traditional firewall products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Revenue from our Security product category grew 9%, or $76 million, driven by similar factors as discussed in the three-month period immediately above.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,921	$1,858	$63	3.4%	$3,766	$3,675	$91	2.5%
Percentage of service revenue	65.3%	65.0%			65.2%	64.8%
EMEA	634	611	23	3.8%	1,245	1,217	28	2.3%
Percentage of service revenue	21.5%	21.4%			21.5%	21.5%
APJC	389	389	—	—%	771	776	(5)	(0.6)%
Percentage of service revenue	13.2%	13.6%			13.3%	13.7%
Total	$2,944	$2,858	$86	3.0%	$5,782	$5,668	$114	2.0%
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Service revenue grew 3%, with revenue increasing in the EMEA and Americas geographic segments, while in the APJC segment service revenue was flat. Worldwide technical support services revenue increased by 2% and worldwide advanced services revenue increased by 5%, driven by growth in transaction revenues. Technical support services revenue experienced growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to professional services for specific customer network needs, grew in the Americas and EMEA segments.
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Service revenue increased in the Americas and EMEA geographic segments, while service revenue declined in the APJC segment. Worldwide technical support services revenue increased slightly and worldwide advanced services experienced 7% revenue growth. Technical support services revenue grew slightly in our EMEA segment and was flat in the Americas and APJC segments. Advanced services revenue grew in the Americas and EMEA segments but declined in the APJC segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Gross margin:
Product	$5,503	$5,272	61.3%	58.1%	$11,494	$10,788	61.1%	58.3%
Service	1,929	1,818	65.5%	63.6%	3,770	3,635	65.2%	64.1%
Total	$7,432	$7,090	62.3%	59.4%	$15,264	$14,423	62.0%	59.6%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2016 as compared with the corresponding prior year period:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2015	58.1%	58.3%
Productivity (1)	3.7%	3.7%
Rockstar patent portfolio charge	—%	1.0%
Amortization of purchased intangible assets	1.2%	0.9%
SP Video CPE Business impact	1.2%	0.7%
Product pricing	(2.1)%	(2.1)%
Mix of products sold	(0.8)%	(1.4)%
Fiscal 2016	61.3%	61.1%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Product gross margin increased by 3.2 percentage points as compared with the second quarter of fiscal 2015. The increase in product gross margin was due to productivity improvements, which were driven by value engineering efforts; favorable component pricing; continued operational efficiency in manufacturing operations and lower warranty expense. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Our product gross margin also benefited from lower amortization expense/impairment charges related to acquisition-related intangible assets, and the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business. The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets and unfavorable mix of products sold. The unfavorable mix of products sold was primarily driven by higher sales of Service Provider Video products (not including the CPE Business) and lower sales of Switching products.
Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in the first six months of fiscal 2016 and in fiscal 2015, may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Product gross margin increased by 2.8 percentage points as compared with the first six months of fiscal 2015. The increase was due to productivity improvements driven by similar factors as discussed in the three-month period immediately above. Additionally, gross margin increased due to the impact of a $188 million charge to product cost of sales recorded in the first quarter of fiscal 2015 related to the Rockstar patent portfolio, the impact of impairment charges recorded in second quarter of fiscal 2015, lower amortization expense related to acquisition-related intangible assets, and the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business. These factors were partially offset by unfavorable impacts from product pricing and unfavorable mix of products sold. The unfavorable product mix impact was due to increased revenue from our relatively lower margin Cisco Unified Computing System products, an unfavorable mix impact from our core products, and higher sales from our Service Provider Video products (not including the CPE Business).
Service Gross Margin
Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
Our service gross margin percentage increased by 1.9 percentage points as compared with the second quarter of fiscal 2015 due to lower headcount-related costs, higher sales volume and, to a lesser extent, lower outside services costs. These benefits to gross margin were partially offset by increased partner delivery costs and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for the second quarter of fiscal 2016, as compared with second quarter of fiscal 2015.
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
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
Service gross margin percentage increased by 1.1 percentage points as compared with the first six months of fiscal 2015, due to decreased headcount-related costs and higher sales volume. These benefits to gross margin were partially offset by increased partner delivery costs and unfavorable mix. The mix impacts were driven by similar factors as discussed in the three month period immediately above.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Gross margin:
Americas	$4,412	$4,406	63.8%	62.0%	$9,362	$9,216	63.6%	63.1%
EMEA	2,005	1,910	64.9%	61.8%	3,987	3,825	64.6%	62.8%
APJC	1,189	1,052	61.7%	60.3%	2,267	2,077	60.9%	59.6%
Segment total	7,606	7,368	63.8%	61.7%	15,616	15,118	63.5%	62.5%
Unallocated corporate items (1)	(174)	(278)			(352)	(695)
Total	$7,432	$7,090	62.3%	59.4%	$15,264	$14,423	62.0%	59.6%
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 23, 2016 Compared with Three Months Ended January 24, 2015
The Americas segment experienced a gross margin percentage increase due primarily to the sale of the lower margin SP Video CPE Business. In this geographic segment, productivity improvements were substantially offset by unfavorable impacts from pricing and product mix.
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment and the sale of the SP Video CPE Business. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and an unfavorable product mix. Higher service gross margin also contributed to the increase in the overall gross margin in this segment.
Our APJC segment gross margin percentage increased primarily due to the impact of productivity improvements partially offset by unfavorable impacts from pricing and mix. The unfavorable mix impact was driven primarily by an increase in revenue from Service Provider Video products (not including the CPE Business).
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
Six Months Ended January 23, 2016 Compared with Six Months Ended January 24, 2015
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and the sale of the SP Video CPE Business, partially offset by unfavorable impacts from pricing and mix. The unfavorable mix impact in this geographic segment was driven by an increase in revenue from our relatively lower margin Cisco Unified Computing System products and an unfavorable mix from our NGN Routing products.
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment and the sale of the lower margin SP Video CPE Business. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and an unfavorable product mix. Higher service gross margin also contributed to the increase in the overall gross margin in this segment.
The APJC segment gross margin percentage increased due to productivity improvements partially offset by unfavorable impacts from pricing and mix. The unfavorable mix impact was driven by an increase in revenue from our Service Provider Video products (not including the CPE Business) and an unfavorable mix within our NGN routing products.

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

	Three Months Ended				Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent	January 23, 2016	January 24, 2015	Variance in Dollars	Variance in Percent
Research and development	$1,509	$1,529	$(20)	(1.3)%	$3,069	$3,112	$(43)	(1.4)%
Percentage of revenue	12.7%	12.8%			12.5%	12.9%
Sales and marketing	2,286	2,308	(22)	(1.0)%	4,729	4,823	(94)	(1.9)%
Percentage of revenue	19.2%	19.3%			19.2%	19.9%
General and administrative	176	490	(314)	(64.1)%	715	994	(279)	(28.1)%
Percentage of revenue	1.5%	4.1%			2.9%	4.1%
Total	$3,971	$4,327	$(356)	(8.2)%	$8,513	$8,929	$(416)	(4.7)%
Percentage of revenue	33.3%	36.3%			34.6%	36.9%

R&D Expenses
R&D expenses decreased for the second quarter and first six months of fiscal 2016, as compared with the corresponding periods of fiscal 2015, primarily due to lower acquisition-related costs and, to a lesser extent, lower discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses decreased for the second quarter of fiscal 2016, as compared with the second quarter of fiscal 2015, due to lower contracted services. For the first six months of fiscal 2016, as compared with the first six months of fiscal 2015, sales and marketing expenses decreased due to lower discretionary spending, lower contracted services and lower headcount-related expenses.

G&A Expenses
G&A expenses decreased in the second quarter and first six months of fiscal 2016, as compared with the corresponding periods of fiscal 2015, primarily due to the $286 million pre-tax gain from the sale of our SP Video CPE Business. Lower contracted services and timing of corporate-level expenses, which tend to vary from period to period, also contributed to the decrease. Corporate-level expenses included operational infrastructure activities such as IT project implementations, which included investments in our global data center infrastructure, and investments related to operational and financial systems.

Effect of Foreign Currency
In the second quarter of fiscal 2016, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $149 million, or approximately 3.4%, compared with the second quarter of fiscal 2015.

In the first six months of fiscal 2016, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $356 million, or approximately 4.0%, compared with the first six months of fiscal 2015.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Headcount
Our headcount as of January 23, 2016 was 71,657, which represents a decrease of 406 employees in the second quarter of fiscal 2016 and a decrease of 176 employees in the first six months of fiscal 2016, as compared with the total headcount at the end of fiscal 2015. The decrease for both periods was due to headcount reductions from the sale of the SP Video CPE Business, from attrition and from our restructuring plan announced in August 2014. These headcount reductions were partially offset by headcount additions from targeted hiring in key growth areas in engineering, services and sales, and headcount additions from our recent acquisitions.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Cost of sales—product	$16	$11	$29	$22
Cost of sales—service	35	34	73	71
Share-based compensation expense in cost of sales	51	45	102	93
Research and development	107	105	221	224
Sales and marketing	126	114	265	261
General and administrative	47	42	104	101
Restructuring and other charges	(1)	2	14	(2)
Share-based compensation expense in operating expenses	279	263	604	584
Total share-based compensation expense	$330	$308	$706	$677
The increase in share-based compensation expense in the second quarter of fiscal 2016, as compared with the second quarter of fiscal 2015, was due primarily to the timing of the RSU grants. The increase in share-based compensation expense in the first six months of fiscal 2016, as compared with the first six months of fiscal 2015, was due primarily to the timing of the RSU grants and higher expense associated with accelerated and modified awards, partially offset by lower expense related to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Amortization of purchased intangible assets:
Cost of sales	$139	$242	$285	$431
Operating expenses	71	72	140	143
Total	$210	$314	$425	$574
Amortization of purchased intangible assets decreased for the second quarter and first six months of fiscal 2016, as compared with the corresponding periods of fiscal 2015, due to certain purchased intangible assets having become fully amortized or impaired and impairment charges recorded in the second quarter of fiscal 2015, partially offset by amortization of purchased intangible assets from our recent acquisitions.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the second quarter and first six months of fiscal 2016, we incurred restructuring and other charges of approximately $95 million net of a $1 million credit to cost of sales and $236 million net of a $2 million credit to cost of sales, respectively. These charges were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014, which is substantially complete. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud. The overall cost savings from these restructuring actions were not material for the periods presented and are not expected to be material for future periods.
In the second quarter and first six months of fiscal 2015, we incurred restructuring and other charges of approximately $69 million and $387 million, respectively, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014. See Note 5 to the Consolidated Financial Statements.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 23, 2016	January 24, 2015	January 23, 2016	January 24, 2015
Operating income	$3,294	$2,622	$6,373	$4,964
Operating income as a percentage of revenue	27.6%	22.0%	25.9%	20.5%
For the second quarter of fiscal 2016, as compared with the second quarter of fiscal 2015, operating income increased by 26%, and as a percentage of revenue operating income increased by 5.6 percentage points. The increase in absolute dollars and as a percentage of revenue resulted primarily from a gross margin increase driven by impairment charges recorded in the second quarter of fiscal 2015, lower amortization expense related to acquisition-related intangible assets, and the $286 million pre-tax gain from the sale of our SP Video CPE Business. The increase as a percentage of revenue was also driven by the sale of the lower margin SP Video CPE Business during the second quarter of fiscal 2016.
For the first six months of fiscal 2016, as compared with the first six months of fiscal 2015, operating income increased by 28%, and as a percentage of revenue operating income increased by 5.4 percentage points. The increase resulted from the following: an increase in revenue; a gross margin percentage increase, driven in part by the Rockstar patent portfolio charge of $188 million (or 0.8 percentage points of the prior period revenue), impairment charges recorded in the second quarter of fiscal 2015, and lower amortization expense related to acquisition-related intangible assets; the $286 million pre-tax gain from the sale of our SP Video CPE Business and a decrease in restructuring and other charges related to the restructuring action announced in August 2014.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	January 23, 2016	January 24, 2015	Variance in Dollars
Interest income	$237	$189	$48	$462	$368	$94
Interest expense	(162)	(139)	(23)	(321)	(278)	(43)
Interest income (expense), net	$75	$50	$25	$141	$90	$51
For the second quarter and first six months of fiscal 2016, interest income increased by 25% and 26%, respectively, compared with the corresponding periods in fiscal 2015, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio of cash and investments. Interest expense in the second quarter and first six months of fiscal 2016, compared with the corresponding periods in fiscal 2015, was higher driven by higher average debt balances.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 23, 2016	January 24, 2015	Variance in Dollars	January 23, 2016	January 24, 2015	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$2	$60	$(58)	$(7)	$56	$(63)
Fixed income securities	(21)	9	(30)	(13)	20	(33)
Total available-for-sale investments	(19)	69	(88)	(20)	76	(96)
Privately held companies	(36)	134	(170)	(47)	101	(148)
Net gains (losses) on investments	(55)	203	(258)	(67)	177	(244)
Other gains (losses), net	(8)	(2)	(6)	(4)	2	(6)
Other income (loss), net	$(63)	$201	$(264)	$(71)	$179	$(250)
The change in total net gains (losses) on available-for-sale investments in the second quarter and first six months of fiscal 2016, as compared with the corresponding periods in fiscal 2015, was primarily attributable to lower realized gains on publicly traded equity securities in the current periods as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the second quarter and first six months of fiscal 2016, as compared with the corresponding periods in fiscal 2015, was primarily due to a gain of $126 million related to the reorganization of our investment in VCE Company, LLC, which was recorded in the second quarter of fiscal 2015, higher impairment charges on certain investments in privately held companies, and lower realized gains from various investments in privately held companies.
The change in other gains (losses), net in the second quarter and first six months of fiscal 2016, as compared with the corresponding periods in fiscal 2015, was driven by net unfavorable foreign exchange impacts, higher donation expenses and impacts from equity derivatives.
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
The provision for income taxes resulted in an effective tax rate of 4.8% for the second quarter of fiscal 2016 compared with 16.6% for the second quarter of fiscal 2015, which resulted in a net 11.8 percentage point decrease in the effective tax rate for the second quarter of fiscal 2016 as compared with the second quarter of fiscal 2015. The provision for income taxes resulted in an effective tax rate of 13.4% for the first six months of fiscal 2016, as compared with an effective tax rate of 19.3% for the first six months of fiscal 2015, which resulted in a net 5.9 percentage point decrease in the effective tax rate for the first six months of fiscal 2016 as compared with the first six months of fiscal 2015. The decrease in the effective tax rates for both the second quarter and first six months of fiscal 2016, as compared with the second quarter and first six months of fiscal 2015, was primarily due to the recognition of a net benefit to the provision for income taxes of approximately $367 million related to our settlement with the IRS of all outstanding items covering fiscal 2008 through fiscal 2010 and a tax benefit of $156 million related to permanent reinstatement of the U.S. federal R&D tax credit, of which $84 million related to fiscal 2015 R&D expenses. See Note 16 to the Consolidated Financial Statements.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 23, 2016	July 25, 2015	Increase (Decrease)
Cash and cash equivalents	$6,314	$6,877	$(563)
Fixed income securities	52,630	51,974	656
Publicly traded equity securities	1,431	1,565	(134)
Total	$60,375	$60,416	$(41)
The slight net decrease in cash and cash equivalents and investments in the first six months of fiscal 2016 was driven by cash returned to shareholders in the form of repurchase of common stock of $2.3 billion under the stock repurchase program and cash dividends of $2.1 billion. Other significant uses of cash in the first six months of fiscal 2016 included net cash paid for acquisitions and investments in privately-held companies of $1.2 billion, repayment of debt of $0.9 billion, and capital expenditures of $0.6 billion. Partially offsetting these cash outflows were cash provided by operating activities of $6.7 billion and proceeds from the sale of our SP Video CPE Business of $0.4 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $56.5 billion and $53.4 billion as of January 23, 2016 and July 25, 2015, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of January 23, 2016 and July 25, 2015 was $3.9 billion and $7.0 billion, respectively. In the third quarter of fiscal 2016, we announced that we entered into a definitive agreement to acquire Jasper. This acquisition will reduce our current balance of cash and cash equivalents and investments available in the United States by approximately $1.4 billion upon completion. See Note 3 to the Consolidated Financial Statements.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 23, 2016	January 24, 2015
Net cash provided by operating activities	$6,688	$5,374
Acquisition of property and equipment	(576)	(550)
Free cash flow	$6,112	$4,824
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2016
January 23, 2016	$0.21	$1,065	48	$26.12	$1,262	$2,327
October 24, 2015	$0.21	$1,068	45	$26.83	$1,207	$2,275

Fiscal 2015
July 25, 2015	$0.21	$1,069	35	$28.62	$1,005	$2,074
April 25, 2015	$0.21	$1,070	35	$28.39	$1,008	$2,078
January 24, 2015	$0.19	$974	44	$27.63	$1,208	$2,182
October 25, 2014	$0.19	$973	41	$24.58	$1,013	$1,986
On February 10, 2016, our Board of Directors declared a quarterly dividend of $0.26 per common share to be paid on April 27, 2016 to all shareholders of record as of the close of business on April 6, 2016. Any future dividends will be subject to the approval of our Board of Directors.
On February 10, 2016, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $16.9 billion, with no termination date.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	January 23, 2016	July 25, 2015	Increase (Decrease)
Accounts receivable, net	$4,302	$5,344	$(1,042)
DSO	33	38	(5)
Our accounts receivable net, as of January 23, 2016 decreased by approximately 19% compared with the end of fiscal 2015. Our DSO as of January 23, 2016 was lower by five days as compared with the end of fiscal 2015, primarily due to product and service billings being more linear in the second quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 23, 2016	July 25, 2015	Increase (Decrease)
Inventories	$1,362	$1,627	$(265)
Annualized inventory turns	12.6	12.1	0.5
Purchase commitments with contract manufacturers and suppliers	$3,435	$4,078	$(643)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory and purchase commitments with contract manufacturers and suppliers as of January 23, 2016 each decreased by approximately 16% compared with the end of fiscal 2015. The decrease in inventory and purchase commitments with contract manufacturers and suppliers was in part due to the sale of the SP Video CPE Business. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of January 23, 2016, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
January 23, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$3,377	$2,177	$3,405	$8,959	$244	$113	$357	$9,316
Unearned income	(177)	—	—	(177)	—	—	—	(177)
Allowance for credit loss	(248)	(80)	(37)	(365)	—	—	—	(365)
Deferred revenue	(5)	(13)	(1,714)	(1,732)	(100)	(90)	(190)	(1,922)
Net balance sheet exposure	$2,947	$2,084	$1,654	$6,685	$144	$23	$167	$6,852
Financing Receivables  Financing receivables less unearned income increased by 1% compared with the end of fiscal 2015. The change was due to a 23% increase in loan receivables partially offset by a 6% decrease in lease receivables and a 5% decrease in financed service contracts and other. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The volume of channel partner financing was $6.5 billion and $6.2 billion for the three months ended January 23, 2016 and January 24, 2015, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each of January 23, 2016 and July 25, 2015, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.
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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 23, 2016	July 25, 2015
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015	$—	$850
Three-month LIBOR plus 0.28%	March 3, 2017	1,000	1,000
Three-month LIBOR plus 0.31%	June 15, 2018	900	900
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Fixed-rate notes:
5.50%	February 22, 2016	3,000	3,000
1.10%	March 3, 2017	2,400	2,400
3.15%	March 14, 2017	750	750
1.65%	June 15, 2018	1,600	1,600
4.95%	February 15, 2019	2,000	2,000
2.125%	March 1, 2019	1,750	1,750
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.90%	March 4, 2021	500	500
3.00%	June 15, 2022	500	500
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$24,400	$25,250
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 23, 2016.
We repaid the floating-rate notes due on September 3, 2015 for an aggregate principal amount of $850 million upon maturity.
Other Debt Other debt as of January 23, 2016 and July 25, 2015 includes secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $2 million and $4 million as of January 23, 2016 and July 25, 2015, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper In fiscal 2011, we established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of January 23, 2016 and July 25, 2015.
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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 23, 2016	July 25, 2015	Increase (Decrease)
Service	$9,657	$9,757	$(100)
Product	5,528	5,426	102
Total	$15,185	$15,183	$2
Reported as:
Current	$9,796	$9,824	$(28)
Noncurrent	5,389	5,359	30
Total	$15,185	$15,183	$2
The 1% decrease in deferred service revenue was driven by the timing of multiyear arrangements, the impact of ongoing amortization of deferred service revenue, and currency impacts. The 2% increase in deferred product revenue was primarily due to increased deferrals related to subscription revenue arrangements and also was due, to a lesser extent, to an increase in shipments not having met revenue recognition criteria as of January 23, 2016, partially offset by lower deferred revenue related to two-tier distributors.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of January 23, 2016 were $1.1 billion.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the six months ended January 23, 2016 and January 24, 2015, we recorded compensation expense of $101 million and $104 million, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $839 million (which includes the $724 million that has been expensed to date), net of forfeitures.
The former noncontrolling interest holders earned the maximum amount related to the first milestone payment and were paid approximately $354 million for a portion of this amount during the first six months of fiscal 2016. The balance of the first milestone payment is expected to be paid primarily through the end of fiscal 2016. The second milestone payment, to the extent earned, is expected to be paid primarily during the first half of fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $188 million as of January 23, 2016, compared with $205 million as of July 25, 2015.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of January 23, 2016 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for each of the six months ended January 23, 2016 and January 24, 2015 was $0.6 billion. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of January 23, 2016 and July 25, 2015, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 23, 2016. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of January 23, 2016. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of January 23, 2016, approximately 60% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 23, 2016, our financing receivables had a carrying value of $8.4 billion, compared with $8.3 billion as of July 25, 2015. As of January 23, 2016, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 23, 2016, we had $24.4 billion in principal amount of senior notes outstanding, which consisted of $2.4 billion floating-rate notes and $22.0 billion fixed-rate notes. The carrying amount of the senior notes was $24.6 billion, and the related fair value based on market prices was $25.8 billion. As of January 23, 2016, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $11.4 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 23, 2016 and July 25, 2015 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 23, 2016	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,002	$1,145	$1,288	$1,431	$1,574	$1,717	$1,860

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,096	$1,252	$1,409	$1,565	$1,722	$1,878	$2,035

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of January 23, 2016, the total carrying amount of our investments in privately held companies was $964 million, compared with $897 million at July 25, 2015. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 23, 2016		July 25, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,329	$(15)	$1,988	$(5)
Sold	$614	$4	$614	$2
Option contracts:
Purchased	$259	$1	$422	$6
Sold	$234	$(4)	$392	$(3)
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during the first six months of fiscal 2016, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations.
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2016, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $356 million, or approximately 4.0%, compared with the first six months of fiscal 2015. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $209 million for the alleged evasion of import and other taxes, $942 million for interest, and $929 million for various penalties, all determined using an exchange rate as of January 23, 2016. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, and although we did see improvement in sales in several of our emerging countries in the first half of fiscal 2016, we continue to assess the sustainability of improvements in these countries.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the second half of fiscal 2015 and in the first half of fiscal 2016, our level of product gross margins have declined in certain prior periods and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Although sales to the service provider market were flat in the second quarter of fiscal 2016, these sales decreased in the first quarter of fiscal 2016 and at various times in the past including in fiscal 2014 and fiscal 2015, we experienced significant weakness in sales to service providers. We could again experience declines in sales to the service provider market and, as has been the case in the past, such sales weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Avaya Inc.; Blue Jeans Networks, Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Citrix Systems, Inc.; Dell Inc.; LM Ericsson Telephone Company; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Lenovo Group Limited; Microsoft Corporation; Nokia Corporation; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Ruckus Wireless, Inc.; Symantec Corporation; Ubiquiti Networks and VMware, Inc.; among others.
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
For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits (ASICs) offering advanced services, standards based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.
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
The markets for our products are characterized by rapidly changing technology, evolving industry standards, new product introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products into existing and emerging markets and to reduce the production costs of existing products. Many of our strategic initiatives and investments we have made, and our architectural approach, are designed to enable the increased use of the network as the platform for automating, orchestrating, integrating, and delivering an ever-increasing array of IT-based products and services. For example, several years ago we launched our Cisco Unified Computing System (UCS), our next-generation enterprise data center platform architected to unite computing, network, storage access and virtualization resources in a single system, which is designed to address the fundamental transformation occurring in the enterprise data center. While our Cisco UCS offering remains a significant focus area for us, several market transitions are also shaping our strategies and investments.
One such market transition we are focusing on is the move towards more programmable, flexible and virtual networks. In our view, this evolution is in its very early stages, and we believe the successful products and solutions in this market will combine application-specific integrated circuits (ASICs), hardware and software elements together. Other examples include our focus on the market transition to the Internet of Everything (IoE), a potentially significant transition in the IT industry, and a transition in cloud where we are architecting the Cisco Intercloud solution.
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
In August 2014, as part of our strategy of continuing to invest in growth, innovation and talent, while also managing costs and driving efficiencies, we announced a restructuring plan. We began taking action under this plan in the first quarter of fiscal 2015 and the plan has been substantially completed. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. Although we saw positive business momentum in certain emerging countries during the first half of fiscal 2016, we continue to assess the sustainability of improvements in these countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2008 and the related asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $209 million for the alleged evasion of import and other taxes, $942 million for interest, and $929 million for various penalties, all determined using an exchange rate as of January 23, 2016. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 34 countries, including the United States, has recently made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the second quarter of fiscal 2016, we have senior unsecured notes outstanding in an aggregate principal amount of $24.4 billion that mature at specific dates from calendar year 2016 through 2040, including $3.0 billion that matures and is payable in February 2016. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of January 23, 2016. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.4 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 25, 2015 to November 21, 2015	12	$28.08	12	$2,786
November 22, 2015 to December 19, 2015	11	$27.11	11	$2,475
December 20, 2015 to January 23, 2016	25	$24.76	25	$1,852
Total	48	$26.12	48
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 23, 2016, our Board of Directors had authorized the repurchase of up to $97 billion of common stock under this program. As of January 23, 2016, we had repurchased and retired 4.5 billion shares of our common stock at an average price of $20.97 per share for an aggregate purchase price of $95.1 billion since inception of the stock repurchase program.
On February 10, 2016, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $16.9 billion, with no termination date.
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

Cisco Systems, Inc.

Date:	February 18, 2016	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document