Form 10-Q
period 2016-04-30
CISCO SYSTEMS, INC.
filed 2016-05-24
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 19, 2016: 5,029,711,978
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 30, 2016	July 25, 2015
ASSETS
Current assets:
Cash and cash equivalents	$8,895	$6,877
Investments	54,617	53,539
Accounts receivable, net of allowance for doubtful accounts of $244 at April 30, 2016 and $302 at July 25, 2015	4,047	5,344
Inventories	1,343	1,627
Financing receivables, net	4,716	4,491
Deferred tax assets	2,723	2,915
Other current assets	2,230	1,490
Total current assets	78,571	76,283
Property and equipment, net	3,529	3,332
Financing receivables, net	3,900	3,858
Goodwill	26,762	24,469
Purchased intangible assets, net	2,744	2,376
Other assets	3,148	3,163
TOTAL ASSETS	$118,654	$113,481
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,164	$3,897
Accounts payable	1,007	1,104
Income taxes payable	152	62
Accrued compensation	2,745	3,049
Deferred revenue	9,662	9,824
Other current liabilities	6,273	5,687
Total current liabilities	24,003	23,623
Long-term debt	24,431	21,457
Income taxes payable	891	1,876
Deferred revenue	5,610	5,359
Other long-term liabilities	1,361	1,459
Total liabilities	56,296	53,774
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,034 and 5,085 shares issued and outstanding at April 30, 2016 and July 25, 2015, respectively	44,137	43,592
Retained earnings	18,448	16,045
Accumulated other comprehensive income (loss)	(227)	61
Total Cisco shareholders’ equity	62,358	59,698
Noncontrolling interests	—	9
Total equity	62,358	59,707
TOTAL LIABILITIES AND EQUITY	$118,654	$113,481
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
REVENUE:
Product	$8,875	$9,326	$27,702	$27,839
Service	3,125	2,811	8,907	8,479
Total revenue	12,000	12,137	36,609	36,318
COST OF SALES:
Product	3,214	3,584	10,547	11,309
Service	1,065	1,028	3,077	3,061
Total cost of sales	4,279	4,612	13,624	14,370
GROSS MARGIN	7,721	7,525	22,985	21,948
OPERATING EXPENSES:
Research and development	1,626	1,547	4,695	4,659
Sales and marketing	2,447	2,449	7,176	7,272
General and administrative	566	510	1,281	1,504
Amortization of purchased intangible assets	81	70	221	213
Restructuring and other charges	17	24	255	411
Total operating expenses	4,737	4,600	13,628	14,059
OPERATING INCOME	2,984	2,925	9,357	7,889
Interest income	270	190	732	558
Interest expense	(175)	(139)	(496)	(417)
Other income (loss), net	4	59	(67)	238
Interest and other income (loss), net	99	110	169	379
INCOME BEFORE PROVISION FOR INCOME TAXES	3,083	3,035	9,526	8,268
Provision for income taxes	734	598	1,600	1,606
NET INCOME	$2,349	$2,437	$7,926	$6,662

Net income per share:
Basic	$0.47	$0.48	$1.57	$1.30
Diluted	$0.46	$0.47	$1.56	$1.29
Shares used in per-share calculation:
Basic	5,032	5,102	5,060	5,110
Diluted	5,065	5,148	5,095	5,154

Cash dividends declared per common share	$0.26	$0.21	$0.68	$0.59
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Net income	$2,349	$2,437	$7,926	$6,662
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $(146) and $59 for the three and nine months ended April 30, 2016, respectively, and $(57) and $(34) for the corresponding periods of fiscal 2015, respectively	217	72	(95)	80
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(2) and $(9) for the three and nine months ended April 30, 2016, and $16 and $42 for the corresponding periods of fiscal 2015, respectively	4	(28)	17	(78)
	221	44	(78)	2
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(2) and $2 for the three and nine months ended April 30, 2016, respectively, and $2 and $8 for the corresponding periods of fiscal 2015, respectively	19	(30)	(1)	(155)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(2) and $(4) for the three and nine months ended April 30, 2016, and $(2) and $(5) for the corresponding periods of fiscal 2015, respectively	7	62	13	89
	26	32	12	(66)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(9) and $(43) for the three and nine months ended April 30, 2016, respectively, and $14 and $50 for the corresponding periods of fiscal 2015, respectively	326	(80)	(231)	(423)
Other comprehensive income (loss)	573	(4)	(297)	(487)
Comprehensive income	2,922	2,433	7,629	6,175
Comprehensive (income) loss attributable to noncontrolling interests	7	5	9	(3)
Comprehensive income attributable to Cisco Systems, Inc.	$2,929	$2,438	$7,638	$6,172
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 30, 2016	April 25, 2015
Cash flows from operating activities:
Net income	$7,926	$6,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,546	1,799
Share-based compensation expense	1,101	1,044
Provision for receivables	(27)	82
Deferred income taxes	229	438
Excess tax benefits from share-based compensation	(103)	(102)
(Gains) losses on divestitures, investments and other, net	(279)	(231)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,412	97
Inventories	189	(235)
Financing receivables	(296)	36
Other assets	(94)	(349)
Accounts payable	(114)	101
Income taxes, net	(723)	(511)
Accrued compensation	(318)	(324)
Deferred revenue	7	217
Other liabilities	(704)	(310)
Net cash provided by operating activities	9,752	8,414
Cash flows from investing activities:
Purchases of investments	(36,366)	(30,617)
Proceeds from sales of investments	23,806	13,890
Proceeds from maturities of investments	11,790	11,632
Acquisition of businesses, net of cash and cash equivalents acquired	(3,161)	(238)
Proceeds from business divestiture	372	—
Purchases of investments in privately held companies	(202)	(155)
Return of investments in privately held companies	74	274
Acquisition of property and equipment	(880)	(907)
Proceeds from sales of property and equipment	11	8
Other	(195)	(115)
Net cash used in investing activities	(4,751)	(6,228)
Cash flows from financing activities:
Issuances of common stock	771	1,584
Repurchases of common stock—repurchase program	(3,154)	(3,325)
Shares repurchased for tax withholdings on vesting of restricted stock units	(469)	(415)
Short-term borrowings, original maturities less than 90 days, net	(4)	496
Issuances of debt	6,978	—
Repayments of debt	(3,863)	(507)
Excess tax benefits from share-based compensation	103	102
Dividends paid	(3,441)	(3,017)
Other	96	40
Net cash used in financing activities	(2,983)	(5,042)
Net increase (decrease) in cash and cash equivalents	2,018	(2,856)
Cash and cash equivalents, beginning of period	6,877	6,726
Cash and cash equivalents, end of period	$8,895	$3,870

Supplemental cash flow information:
Cash paid for interest	$691	$646
Cash paid for income taxes, net	$2,093	$1,680
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Nine Months Ended April 30, 2016	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			7,926		7,926		7,926
Other comprehensive income (loss)				(288)	(288)	(9)	(297)
Issuance of common stock	87	771			771		771
Repurchase of common stock	(120)	(1,036)	(2,082)		(3,118)		(3,118)
Shares repurchased for tax withholdings on vesting of restricted stock units	(18)	(469)			(469)		(469)
Cash dividends declared ($0.68 per common share)			(3,441)		(3,441)		(3,441)
Tax effects from employee stock incentive plans		32			32		32
Share-based compensation expense		1,101			1,101		1,101
Purchase acquisitions		146			146		146
BALANCE AT APRIL 30, 2016	5,034	$44,137	$18,448	$(227)	$62,358	$—	$62,358

Nine Months Ended April 25, 2015	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 26, 2014	5,107	$41,884	$14,093	$677	$56,654	$7	$56,661
Net income			6,662		6,662		6,662
Other comprehensive income (loss)				(490)	(490)	3	(487)
Issuance of common stock	123	1,584			1,584		1,584
Repurchase of common stock	(120)	(994)	(2,235)		(3,229)		(3,229)
Shares repurchased for tax withholdings on vesting of restricted stock units	(17)	(415)			(415)		(415)
Cash dividends declared ($0.59 per common share)			(3,017)		(3,017)		(3,017)
Tax effects from employee stock incentive plans		27			27		27
Share-based compensation expense		1,044			1,044		1,044
Purchase acquisitions		3			3		3
BALANCE AT APRIL 25, 2015	5,093	$43,133	$15,503	$187	$58,823	$10	$58,833

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 30, 2016, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program with no termination date. For additional information regarding stock repurchase, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,563	$23,651	$72,146	$95,797
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2016 is a 53-week fiscal year, and fiscal 2015 was a 52-week fiscal year. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The accompanying financial data as of April 30, 2016 and for the three and nine months ended April 30, 2016 and April 25, 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2015 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 25, 2015.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of April 30, 2016; the results of operations and the statements of comprehensive income for the three and nine months ended April 30, 2016 and April 25, 2015; and the statements of cash flows and equity for the nine months ended April 30, 2016 and April 25, 2015, as applicable, have been made. The results of operations for the three and nine months ended April 30, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements
Recent Accounting Standards or Updates Not Yet Effective
Revenue Recognition In May 2014, the Financial Accounting Standards Board (FASB) issued an accounting standard update related to revenue from contracts with customers, which will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this accounting standard update in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
Consolidation of Certain Types of Legal Entities In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017, and early adoption is permitted. The application of this accounting standard update is not expected to have a material impact on the Company's Consolidated Financial Statements.
Classification of Deferred Taxes In November 2015, the FASB issued an accounting standard update that requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2018, and early adoption is permitted. The accounting standard update is a change in balance sheet presentation only.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financial Instruments In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Leases In February 2016, the FASB issued an accounting standard update related to leases requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2020 on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

Share-Based Compensation In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. The accounting standard will be effective for the Company beginning the first quarter of fiscal 2018, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Acquisitions and Divestitures
The Company completed 12 acquisitions during the nine months ended April 30, 2016. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
MaintenanceNet	$105	$(21)	$65	$61
OpenDNS	545	(9)	61	493
Lancope	410	(34)	121	323
Acano	528	(27)	103	452
Leaba	219	(18)	96	141
Jasper	1,234	5	361	868
CliQr	225	(3)	69	159
Others (five in total)	112	(17)	64	65
Total	$3,378	$(124)	$940	$2,562
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
On December 21, 2015, the Company completed its acquisition of privately held Lancope, Inc. ("Lancope"), a provider of network behavior analytics, threat visibility, and security intelligence. With the Lancope acquisition, the Company aims to advance its "security everywhere" strategy with an additional capability of network behavior analytics that extend protection further into the network. Revenue from the Lancope acquisition has been included in the Company's Security product category.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On January 29, 2016, the Company completed its acquisition of privately held, London-based Acano (UK) Limited ("Acano"), a collaboration infrastructure and conferencing software provider. With the Acano acquisition, the Company aims to enhance its collaboration strategy to deliver video across both cloud and hybrid environments. Revenue from the Acano acquisition has been included in the Company's Collaboration product category.
On March 3, 2016, the Company completed its acquisition of privately held Leaba Semiconductor, Ltd. ("Leaba"), an Israeli-based fabless semiconductor provider whose semiconductor expertise is expected to be leveraged to accelerate the Company's next-generation product portfolio. This acquisition is a component of the Company's strategy to enhance its product offerings in the networking chipset market.
On March 18, 2016, the Company completed its acquisition of privately held Jasper Technologies, Inc. ("Jasper"), a provider of a cloud-based Internet of Things (IoT) software-as-a-service platform to help enterprises and service providers launch, manage, and monetize IoT services on a global scale. With the Jasper acquisition, the Company aims to offer an IoT solution that is interoperable across devices and works with IoT service providers, application developers, and an ecosystem of partners. Revenue from the Jasper acquisition has been included in the Company's Other product category.
On April 15, 2016, the Company completed its acquisition of privately held CliQr Technologies, Inc. ("CliQr"), an application-defined cloud orchestration platform provider. With the CliQr acquisition, the Company aims to help its customers simplify and accelerate their private, public, and hybrid cloud deployments.
The total purchase consideration related to the Company’s acquisitions completed during the nine months ended April 30, 2016 consisted of cash consideration and the assumption of vested share-based awards. The total cash and cash equivalents acquired from these business combinations was approximately $44 million. Total transaction costs related to the Company’s acquisition activities were $29 million and $5 million for the nine months ended April 30, 2016 and April 25, 2015, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s acquisitions completed during the nine months ended April 30, 2016 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 30, 2016 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
Divestiture of SP Video CPE Business On November 20, 2015, the Company completed the sale of the assets comprising the customer premises equipment portion of its Service Provider Video connected devices business ("SP Video CPE Business") to Technicolor SA. As a result of the transaction, the Company received aggregate consideration of $542 million consisting of $372 million in cash and $170 million in Technicolor stock (as of the divestiture date) and the transaction resulted in a gain of $285 million, net of certain transaction costs incurred to date.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 30, 2016 (in millions):

	Balance at				Balance at
	July 25, 2015	Acquisitions	Divestiture	Other	April 30, 2016
Americas	$15,212	$1,607	$(126)	$(80)	$16,613
EMEA	5,791	554	(12)	(31)	6,302
APJC	3,466	401	(3)	(17)	3,847
Total	$24,469	$2,562	$(141)	$(128)	$26,762
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the nine months ended April 30, 2016 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
MaintenanceNet	5.0	$50	5.0	$2	2.0	$2	$11	$65
OpenDNS	5.0	43	7.0	15	1.0	2	1	61
Lancope	5.0	79	6.0	29	3.0	3	10	121
Acano	5.0	9	5.0	12	0.0	—	82	103
Leaba	0.0	—	0.0	—	0.0	—	96	96
Jasper	6.0	240	7.0	75	2.0	23	23	361
CliQr	6.0	65	6.0	3	2.0	1	—	69
Others (five in total)	4.1	58	6.3	6	0.0	—	—	64
Total		$544		$142		$31	$223	$940
The following tables present details of the Company’s purchased intangible assets (in millions):

April 30, 2016	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,103	$(1,297)	$1,806
Customer relationships	1,821	(1,156)	665
Other	85	(36)	49
Total purchased intangible assets with finite lives	5,009	(2,489)	2,520
In-process research and development, with indefinite lives	224	—	224
Total	$5,233	$(2,489)	$2,744

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 25, 2015	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,418	$(1,818)	$1,600
Customer relationships	1,699	(971)	728
Other	55	(24)	31
Total purchased intangible assets with finite lives	5,172	(2,813)	2,359
In-process research and development, with indefinite lives	17	—	17
Total	$5,189	$(2,813)	$2,376
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
Impairment charges related to purchased intangible assets for the three months ended April 30, 2016 and April 25, 2015 were $7 million and $1 million, respectively. Impairment charges related to purchased intangible assets for the nine months ended April 30, 2016 and April 25, 2015 were $44 million and $57 million, respectively.
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Amortization of purchased intangible assets:
Cost of sales	$134	$187	$419	$618
Operating expenses	81	70	221	213
Total	$215	$257	$640	$831
The estimated future amortization expense of purchased intangible assets with finite lives as of April 30, 2016 is as follows (in millions):

Fiscal Year	Amount
2016 (remaining three months)	$211
2017	742
2018	595
2019	502
2020	276
Thereafter	194
Total	$2,520

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
Fiscal 2015 Plan The Company announced a restructuring action in August 2014 (the "Fiscal 2015 Plan"), in order to realign its workforce towards key growth areas of its business such as data center, software, security, and cloud. The Company's aggregate pre-tax estimated charges pursuant to the restructuring plan are expected to be approximately $750 million, consisting of severance and other one-time termination benefits and other associated costs, and the Company has incurred cumulative charges of approximately $743 million in connection with this plan, which is substantially complete. The Company incurred charges of $18 million and $24 million for the three months ended April 30, 2016 and April 25, 2015, respectively, and $254 million, net of a $2 million credit to cost of sales, and $411 million for the nine months ended April 30, 2016 and April 25, 2015, respectively.
Fiscal 2014 Plan In connection with a restructuring action announced in August 2013 (the "Fiscal 2014 Plan"), the Company incurred cumulative charges of approximately $417 million, of which a $1 million credit was recognized during the three and nine months ended April 30, 2016. No charges were incurred in the corresponding periods of fiscal 2015. The Company completed the Fiscal 2014 Plan at the end of fiscal 2014.
The following table summarizes the activities related to the restructuring and other charges as discussed above (in millions):

	FISCAL 2014 PLAN		FISCAL 2015 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2015	$11	$14	$49	$15	$89
Charges	—	(1)	224	32	255
Cash payments	(11)	(3)	(227)	(10)	(251)
Non-cash items	—	—	—	(21)	(21)
Liability as of April 30, 2016	$—	$10	$46	$16	$72

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 30, 2016	July 25, 2015
Inventories:
Raw materials	$108	$114
Work in process	—	2
Finished goods:
Distributor inventory and deferred cost of sales	513	610
Manufactured finished goods	469	593
Total finished goods	982	1,203
Service-related spares	234	258
Demonstration systems	19	50
Total	$1,343	$1,627

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,706	$4,495
Computer equipment and related software	1,384	1,310
Production, engineering, and other equipment	5,700	5,753
Operating lease assets	325	372
Furniture and fixtures	527	497
Total gross property and equipment	12,642	12,427
Less: accumulated depreciation and amortization	(9,113)	(9,095)
Total	$3,529	$3,332

Other assets:
Deferred tax assets	$1,345	$1,648
Investments in privately held companies	976	897
Other	827	618
Total	$3,148	$3,163

Deferred revenue:
Service	$9,866	$9,757
Product:
Unrecognized revenue on product shipments and other deferred revenue	4,987	4,766
Cash receipts related to unrecognized revenue from two-tier distributors	419	660
Total product deferred revenue	5,406	5,426
Total	$15,272	$15,183
Reported as:
Current	$9,662	$9,824
Noncurrent	5,610	5,359
Total	$15,272	$15,183

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
A summary of the Company's financing receivables is presented as follows (in millions):

April 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,245	$2,223	$3,504	$8,972
Residual value	205	—	—	205
Unearned income	(178)	—	—	(178)
Allowance for credit loss	(250)	(93)	(40)	(383)
Total, net	$3,022	$2,130	$3,464	$8,616
Reported as:
Current	$1,495	$1,052	$2,169	$4,716
Noncurrent	1,527	1,078	1,295	3,900
Total, net	$3,022	$2,130	$3,464	$8,616

July 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,361	$1,763	$3,573	$8,697
Residual value	224	—	—	224
Unearned income	(190)	—	—	(190)
Allowance for credit loss	(259)	(87)	(36)	(382)
Total, net	$3,136	$1,676	$3,537	$8,349
Reported as:
Current	$1,468	$856	$2,167	$4,491
Noncurrent	1,668	820	1,370	3,858
Total, net	$3,136	$1,676	$3,537	$8,349
As of April 30, 2016 and July 25, 2015, the deferred service revenue related to "Financed Service Contracts and Other" was $1,822 million and $1,853 million, respectively.
Future minimum lease payments to the Company on lease receivables as of April 30, 2016 are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining three months)	$408
2017	1,430
2018	833
2019	402
2020	152
Thereafter	20
Total	$3,245
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of April 30, 2016 and July 25, 2015 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 30, 2016	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,677	$1,276	$114	$3,067
Loan receivables	991	1,079	153	2,223
Financed service contracts and other	2,216	1,242	46	3,504
Total	$4,884	$3,597	$313	$8,794

	INTERNAL CREDIT RISK RATING
July 25, 2015	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,688	$1,342	$141	$3,171
Loan receivables	788	823	152	1,763
Financed service contracts and other	2,133	1,389	51	3,573
Total	$4,609	$3,554	$344	$8,507
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of April 30, 2016 and July 25, 2015 were $2,225 million and $2,253 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $8,999 million and $8,731 million as of their respective period ends.
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of April 30, 2016 and July 25, 2015 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 30, 2016	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$41	$44	$181	$266	$2,801	$3,067	$67	$65
Loan receivables	51	11	78	140	2,083	2,223	47	47
Financed service contracts and other	79	115	237	431	3,073	3,504	36	16
Total	$171	$170	$496	$837	$7,957	$8,794	$150	$128

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2015	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$90	$27	$185	$302	$2,869	$3,171	$73	$73
Loan receivables	21	3	25	49	1,714	1,763	32	32
Financed service contracts and other	396	152	414	962	2,611	3,573	29	9
Total	$507	$182	$624	$1,313	$7,194	$8,507	$134	$114
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $298 million and $496 million as of April 30, 2016 and July 25, 2015, respectively.
As of April 30, 2016, the Company had financing receivables of $165 million, net of unbilled or current receivables from the same contract, that were in the category of 91 days plus past due but remained on accrual status as they are well-secured and in the process of collection. Such balance was $70 million as of July 25, 2015.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three months ended April 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 23, 2016	$248	$80	$37	$365
Provisions	7	8	2	17
Recoveries (write-offs), net	(6)	—	—	(6)
Foreign exchange and other	1	5	1	7
Allowance for credit loss as of April 30, 2016	$250	$93	$40	$383

	CREDIT LOSS ALLOWANCES
Nine months ended April 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions	3	2	7	12
Recoveries (write-offs), net	(10)	—	(4)	(14)
Foreign exchange and other	(2)	4	1	3
Allowance for credit loss as of April 30, 2016	$250	$93	$40	$383

	CREDIT LOSS ALLOWANCES
Three months ended April 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 24, 2015	$250	$85	$40	$375
Provisions	(4)	(5)	(2)	(11)
Recoveries (write-offs), net	(1)	—	—	(1)
Foreign exchange and other	(3)	—	(1)	(4)
Allowance for credit loss as of April 25, 2015	$242	$80	$37	$359

	CREDIT LOSS ALLOWANCES
Nine months ended April 25, 2015	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 26, 2014	$233	$98	$18	$349
Provisions	25	(15)	21	31
Recoveries (write-offs), net	(6)	1	—	(5)
Foreign exchange and other	(10)	(4)	(2)	(16)
Allowance for credit loss as of April 25, 2015	$242	$80	$37	$359
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 30, 2016 and July 25, 2015, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	April 30, 2016	July 25, 2015
Operating lease assets	$325	$372
Accumulated depreciation	(184)	(205)
Operating lease assets, net	$141	$167
Minimum future rentals on noncancelable operating leases as of April 30, 2016 are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining three months)	$54
2017	189
2018	129
2019	39
2020	8
Thereafter	5
Total	$424

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

April 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$24,003	$44	$(3)	$24,044
U.S. government agency securities	2,883	5	—	2,888
Non-U.S. government and agency securities	1,063	2	—	1,065
Corporate debt securities	23,193	160	(37)	23,316
U.S. agency mortgage-backed securities	1,746	16	—	1,762
Total fixed income securities	52,888	227	(40)	53,075
Publicly traded equity securities	1,354	218	(30)	1,542
Total	$54,242	$445	$(70)	$54,617

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 25, 2015	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$29,904	$41	$(6)	$29,939
U.S. government agency securities	3,662	2	(1)	3,663
Non-U.S. government and agency securities	1,128	1	(1)	1,128
Corporate debt securities	15,802	34	(53)	15,783
U.S. agency mortgage-backed securities	1,456	8	(3)	1,461
Total fixed income securities	51,952	86	(64)	51,974
Publicly traded equity securities	1,092	480	(7)	1,565
Total	$53,044	$566	$(71)	$53,539
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Gross realized gains	$68	$55	$119	$168
Gross realized losses	(74)	(11)	(145)	(48)
Total	$(6)	$44	$(26)	$120
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Net gains/(losses) on investments in publicly traded equity securities	$25	$38	$18	$94
Net gains/(losses) on investments in fixed income securities	(31)	6	(44)	26
Total	$(6)	$44	$(26)	$120
For the three and nine months ended April 30, 2016, the realized net losses related to the Company's available-for-sale investments included impairment charges of zero and $3 million, respectively, for fixed income securities. The impairment charges were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for the corresponding periods in fiscal 2015.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 30, 2016 and July 25, 2015 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$4,315	$(3)	$—	$—	$4,315	$(3)
U.S. government agency securities	287	—	—	—	287	—
Non-U.S. government and agency securities	192	—	—	—	192	—
Corporate debt securities	5,145	(27)	1,089	(10)	6,234	(37)
U.S. agency mortgage-backed securities	137	—	18	—	155	—
Total fixed income securities	10,076	(30)	1,107	(10)	11,183	(40)
Publicly traded equity securities	320	(30)	—	—	320	(30)
Total	$10,396	$(60)	$1,107	$(10)	$11,503	$(70)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2015	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$6,412	$(6)	$—	$—	$6,412	$(6)
U.S. government agency securities	1,433	(1)	—	—	1,433	(1)
Non-U.S. government and agency securities	515	(1)	4	—	519	(1)
Corporate debt securities	9,552	(49)	312	(4)	9,864	(53)
U.S. agency mortgage-backed securities	579	(3)	—	—	579	(3)
Total fixed income securities	18,491	(60)	316	(4)	18,807	(64)
Publicly traded equity securities	108	(7)	2	—	110	(7)
Total	$18,599	$(67)	$318	$(4)	$18,917	$(71)
As of April 30, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 30, 2016, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended April 30, 2016.
The Company has evaluated its publicly traded equity securities as of April 30, 2016 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of April 30, 2016 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$13,883	$13,890
Due in 1 to 2 years	17,460	17,487
Due in 2 to 5 years	19,610	19,745
Due after 5 years	1,935	1,953
Total	$52,888	$53,075

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 30, 2016 and April 25, 2015 was $0.9 billion and $0.5 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 30, 2016 and July 25, 2015, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of April 30, 2016 and July 25, 2015, the amounts are summarized in the following table (in millions):

	April 30, 2016	July 25, 2015
Equity method investments	$609	$578
Cost method investments	367	319
Total	$976	$897
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings and has determined that as of April 30, 2016, except as disclosed herein, there were no variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of April 30, 2016 and July 25, 2015 were as follows (in millions):

	APRIL 30, 2016 FAIR VALUE MEASUREMENTS				JULY 25, 2015 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$7,178	$—	$—	$7,178	$5,336	$—	$—	$5,336
Corporate debt securities	—	3	—	3	—	14	—	14
Available-for-sale investments:
U.S. government securities	—	24,044	—	24,044	—	29,939	—	29,939
U.S. government agency securities	—	2,888	—	2,888	—	3,663	—	3,663
Non-U.S. government and agency securities	—	1,065	—	1,065	—	1,128	—	1,128
Corporate debt securities	—	23,316	—	23,316	—	15,783	—	15,783
U.S. agency mortgage-backed securities	—	1,762	—	1,762	—	1,461	—	1,461
Publicly traded equity securities	1,542	—	—	1,542	1,565	—	—	1,565
Derivative assets	—	345	—	345	—	214	4	218
Total	$8,720	$53,423	$—	$62,143	$6,901	$52,202	$4	$59,107
Liabilities:
Derivative liabilities	$—	$4	$—	$4	$—	$12	$—	$12
Total	$—	$4	$—	$4	$—	$12	$—	$12
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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company's recognized losses for the indicated periods, for assets that were measured at fair value on a nonrecurring basis (in millions):

	LOSSES FOR THE THREE MONTHS ENDED		LOSSES FOR THE NINE MONTHS ENDED
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Investments in privately held companies (impaired)	$(7)	$(17)	$(63)	$(20)
Purchased intangible assets (impaired)	(7)	(1)	(44)	(57)
Property held for sale - land and buildings	—	(5)	—	(5)
Total	$(14)	$(23)	$(107)	$(82)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $20 million and $4 million as of April 30, 2016 and April 25, 2015, respectively.
The fair value for purchased intangibles for which the carrying amount was not deemed to be recoverable was determined using the future discounted cash flows that the assets are expected to generate. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was zero as of each April 30, 2016 and April 25, 2015.
The fair value of property held for sale was measured with the assistance of third-party valuation models which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in G&A expenses. The remaining carrying value of property held for sale was zero and $11 million as of April 30, 2016 and April 25, 2015, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $367 million and $319 million as of April 30, 2016 and July 25, 2015, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of April 30, 2016 and July 25, 2015 was $2.4 billion and $2.2 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 30, 2016, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of April 30, 2016, the fair value of the Company’s senior notes and other long-term debt was $30.6 billion with a carrying amount of $28.6 billion. This compares to a fair value of $26.6 billion and a carrying amount of $25.4 billion as of July 25, 2015. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 30, 2016		July 25, 2015
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,163	0.94%	$3,894	2.48%
Other short-term debt	1	2.08%	3	2.44%
Total	$4,164		$3,897
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
On September 3, 2015, the Company repaid an aggregate principal amount of $850 million upon the maturity of its 2015 Floating-Rate Notes. On February 22, 2016, the Company repaid an aggregate principal amount of $3.0 billion upon the maturity of its 2016 Fixed Rate Notes.
The Company has established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had no commercial paper notes outstanding as of each of April 30, 2016 and July 25, 2015.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			April 30, 2016		July 25, 2015
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015		$—	—	$850	0.43%
Three-month LIBOR plus 0.28%	March 3, 2017		1,000	0.98%	1,000	0.63%
Three-month LIBOR plus 0.60%	February 21, 2018	(1)	1,000	1.30%	—	—
Three-month LIBOR plus 0.31%	June 15, 2018		900	1.01%	900	0.65%
Three-month LIBOR plus 0.50%	March 1, 2019		500	1.20%	500	0.84%
Fixed-rate notes:
5.50%	February 22, 2016		—	—	3,000	3.07%
1.10%	March 3, 2017		2,400	0.84%	2,400	0.59%
3.15%	March 14, 2017		750	1.20%	750	0.85%
1.40%	February 28, 2018	(1)	1,250	1.47%	—	—
1.65%	June 15, 2018		1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019		2,000	4.76%	2,000	4.70%
1.60%	February 28, 2019	(1)	1,000	1.67%	—	—
2.125%	March 1, 2019		1,750	1.05%	1,750	0.80%
4.45%	January 15, 2020		2,500	3.21%	2,500	3.01%
2.45%	June 15, 2020		1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	(1)	2,500	2.30%	—	—
2.90%	March 4, 2021		500	1.21%	500	0.96%
3.00%	June 15, 2022		500	1.46%	500	1.21%
2.60%	February 28, 2023	(1)	500	2.68%	—	—
3.625%	March 4, 2024		1,000	1.33%	1,000	1.08%
3.50%	June 15, 2025		500	1.62%	500	1.37%
2.95%	February 28, 2026	(1)	750	3.01%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Other long-term debt			—		1	2.08%
Total			28,400		25,251
Unaccreted discount/issuance costs			(141)		(131)
Hedge accounting fair value adjustments			335		231
Total			$28,594		$25,351

Reported as:
Current portion of long-term debt			$4,163		$3,894
Long-term debt			24,431		21,457
Total			$28,594		$25,351
(1) In February 2016, the Company issued senior notes for an aggregate principal amount of $7.0 billion.
To achieve its interest rate risk management objectives, the Company entered into interest rate swaps in prior periods with an aggregate notional amount of $9.9 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 11.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 30, 2016, the Company was in compliance with all debt covenants.
As of April 30, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2016 (remaining three months)	$—
2017	4,150
2018	4,750
2019	5,250
2020	4,000
Thereafter	10,250
Total	$28,400

(c)	Credit Facility
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 30, 2016	July 25, 2015	Balance Sheet Line Item	April 30, 2016	July 25, 2015
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$13	$10	Other current liabilities	$3	$11
Interest rate derivatives	Other assets	332	202	Other long-term liabilities	—	—
Total		345	212		3	11
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	—	2	Other current liabilities	1	1
Equity derivatives	Other assets	—	4	Other long-term liabilities	—	—
Total		—	6		1	1
Total		$345	$218		$4	$12

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	April 30, 2016	April 25, 2015	Line Item in Statements of Operations	April 30, 2016	April 25, 2015
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$21	$(32)	Operating expenses	$(7)	$(50)
			Cost of sales—service	(2)	(14)
Total	$21	$(32)		$(9)	$(64)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(15)	$2	Other income (loss), net	$—	$—

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
	April 30, 2016	April 25, 2015	Line Item in Statements of Operations	April 30, 2016	April 25, 2015
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(3)	$(163)	Operating expenses	$(13)	$(74)
			Cost of sales—service	(4)	(20)
Total	$(3)	$(163)		$(17)	$(94)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(4)	$46	Other income (loss), net	$—	$—

As of April 30, 2016, the Company estimates that approximately $9 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income/loss (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Equity derivatives	Other income (loss), net	$—	$(8)	$—	$8
Interest rate derivatives	Interest expense	19	(9)	(18)	9
Total		$19	$(17)	$(18)	$17

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Equity derivatives	Other income (loss), net	$—	$(20)	$—	$20
Interest rate derivatives	Interest expense	130	122	(125)	(125)
Total		$130	$102	$(125)	$(105)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Foreign currency derivatives	Other income (loss), net	$80	$(56)	$26	$(165)
Total return swaps—deferred compensation	Operating expenses	46	23	(8)	23
Equity derivatives	Other income (loss), net	1	6	14	10
Total		$127	$(27)	$32	$(132)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 30, 2016	July 25, 2015
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$958	$1,201
Interest rate derivatives	9,900	11,400
Net investment hedging instruments	180	192
Derivatives not designated as hedging instruments:
Foreign currency derivatives	1,925	2,023
Total return swaps—deferred compensation	470	462
Total	$13,433	$15,278

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
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

	April 30, 2016
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$345	$—	$345	$(4)	$(247)	$94
Derivatives liabilities	$4	$—	$4	$(4)	$—	$—

	July 25, 2015
	Gross Amounts Offset in the Consolidated Balance Sheets			Gross Amounts Not Offset in the Consolidated Balance Sheets, but with Legal Rights to Offset
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$218	$—	$218	$(12)	$(124)	$82
Derivatives liabilities	$12	$—	$12	$(12)	$—	$—

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 30, 2016 and July 25, 2015, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt   In fiscal 2016, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal years 2017 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other long-term liabilities.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 30, 2016 are as follows (in millions):

Fiscal Year	Amount
2016 (remaining three months)	$95
2017	288
2018	220
2019	130
2020	106
Thereafter	229
Total	$1,068

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 30, 2016 and July 25, 2015, the Company had total purchase commitments for inventory of $3,794 million and $4,078 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 30, 2016 and July 25, 2015, the liability for these purchase commitments was $160 million and $156 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Compensation expense related to acquisitions	$68	$72	$212	$264
As of April 30, 2016, the Company estimated that future cash compensation expense of up to $400 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. ("Insieme"), as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $35 million and $51 million during the three months ended April 30, 2016 and April 25, 2015, respectively, and $136 million and $155 million during the nine months ended April 30, 2016 and April 25, 2015, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $839 million (which includes the $759 million that has been expensed to date), net of forfeitures.
The former noncontrolling interest holders earned the maximum amount related to the first milestone payment and were paid approximately $375 million for a portion of this amount during the nine months ended April 30, 2016. The balance of the first milestone payment is expected to be paid primarily through the end of fiscal 2016. The second milestone payment, to the extent earned, is expected to be paid primarily during the first half of fiscal 2017.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $199 million and $205 million as of April 30, 2016 and July 25, 2015, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 30, 2016	April 25, 2015
Balance at beginning of period	$449	$446
Provision for warranties issued	512	517
Payments	(524)	(512)
Divestitures	(28)	—
Balance at end of period	$409	$451
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.4 billion and $6.3 billion for the three months ended April 30, 2016 and April 25, 2015, respectively, and was $19.8 billion and $19.0 billion for the nine months ended April 30, 2016 and April 25, 2015, respectively. The balance of the channel partner financing subject to guarantees was $1.0 billion and $1.2 billion as of April 30, 2016 and July 25, 2015, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $18 million and $22 million for the three months ended April 30, 2016 and April 25, 2015, respectively, and was $57 million and $87 million for the nine months ended April 30, 2016 and April 25, 2015, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 30, 2016 and July 25, 2015, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 30, 2016	July 25, 2015
Maximum potential future payments relating to financing guarantees:
Channel partner	$228	$288
End user	104	129
Total	$332	$417
Deferred revenue associated with financing guarantees:
Channel partner	$(98)	$(127)
End user	(82)	(107)
Total	$(180)	$(234)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$152	$183

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Guarantees The Company’s other guarantee arrangements as of April 30, 2016 and July 25, 2015 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components were widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event. Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products was beyond the Company's warranty terms, the Company has been proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarters of fiscal 2016 and 2015, adjustments to product cost of sales of $74 million and $164 million, respectively, were recorded to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. The supplier component remediation liability as of April 30, 2016 and July 25, 2015 was $286 million and $408 million, respectively.

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
The Company is providing such indemnifications, among other cases, in matters involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. (“Sprint”) now pending in Kansas and Delaware. Sprint alleges that the service provider customers infringe Sprint’s patents by offering Voice over Internet Protocol-based telephone services utilizing products provided by the Company and other manufacturers. Sprint seeks monetary damages. Sprint’s cases in Kansas include claims against Comcast and Time Warner Cable, and the case in Delaware for which the Company is providing indemnification involves Cox Communications. On May 15, 2015, the judge in Sprint's Delaware action against Cox ruled invalid six of the asserted patents and a final judgment was entered on August 27, 2015, of invalidity, which Sprint appealed on October 1, 2015. In light of the invalidity rulings against Sprint in Delaware, the judge in Sprint’s Kansas actions stayed the Kansas actions until resolution of Sprint's appeal from the Delaware action. On March 21, 2016, the judge in Sprint's Delaware action also granted a partial summary judgment for Cox, finding that Cox does not literally infringe five of the remaining patents Sprint has asserted against Cox. Additionally, Comcast has also won a judgment of non-infringement, now being appealed by Sprint, in a separate case brought against it by Sprint in Delaware.
The Company believes that the service providers have strong defenses and that its products do not infringe the patents subject to the claims and/or that Sprint's patents are invalid. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should the plaintiff prevail in litigation, mediation, or settlement, the Company, in accordance with its agreements, may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products.
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
Brazil Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against the Company’s Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. This claim was dismissed on its merits during the third quarter of fiscal 2016.
The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $233 million for the alleged evasion of import and other taxes, $1.2 billion for interest, and $1.1 billion for various penalties, all determined using an exchange rate as of April 30, 2016. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission ("SEC") and the U.S. Department of Justice, the Company is conducting an investigation into allegations which the Company and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of the Company's operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of the Company’s products in those countries. The Company takes any such allegations very seriously and is fully cooperating with and sharing the results of its investigation with the SEC and the Department of Justice. While the outcome of the Company's investigation is currently not determinable, the Company does not expect that it will have a material adverse effect on its consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than 2% of the Company’s revenues.
Backflip Software Backflip Software, Inc. (“Backflip”) has asserted contract, tort, and fraud claims against the Company in Santa Clara County, California Superior Court. The proceeding was instituted on March 5, 2013. Backflip alleges that Cisco conspired with Backflip's then-CEO to allow the Company to access and use Backflip's source code via a pre-existing source code escrow agreement, and that, subsequently, the Company used that source code in violation of trade secret law and the parties' software license agreement. Backflip has also sued the escrow company, NCC Group, Inc., for breach of contract based on the same allegations. Backflip seeks compensatory and punitive damages. Trial is set for September 12, 2016. The Company believes that it has strong arguments that it was entitled to the source code under the parties’ software license agreement. In addition, if the jury were to find for Backflip on some or all of its claims, the Company believes that damages would not be material given the minimal value of Backflip and its intellectual property that the Company is alleged to have misappropriated. However, due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against the Company in the U.S. District Court for the District of Delaware, accusing Cisco products and services in the area of network intrusion detection of infringing two U.S. patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. The trial on these claims began on May 2, 2016 and on May 12, 2016 the jury returned a verdict finding willful infringement of the asserted patents. The jury awarded SRI damages of $23.7 million and the Court will decide whether to award enhanced damages and attorneys’ fees and whether an ongoing royalty should be awarded through the expiration of the patents in 2018. In June 2016, the Company plans to file post-trial motions and the Company also intends to pursue an appeal to the United States Court of Appeals for the Federal Circuit on various grounds. The Company believes it has strong arguments to overturn the jury verdict and/or reduce the damages award. While the ultimate outcome of the case may still result in a loss, the Company does not expect it to be material.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that the Company's AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from the Company. A trial is set for September 6, 2016. The Company believes it has strong arguments that its products do not infringe and the patent is invalid. If a jury were to find that the Company's AnyConnect products infringe and the patent is not invalid, the Company believes damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding the litigation process, however, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. The Company also notes that on February 23, 2016, a multi-judge panel of the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office instituted proceedings to review whether the patent SSL has asserted against the Company is valid over prior art. The PTAB found a reasonable likelihood that the Company would prevail in showing that the patent claims are unpatentable. The PTAB has scheduled the hearing on the Company's review petition for November 16, 2016.
Kangtega Cisco Systems GmbH (“Cisco GmbH”) is subject to patent claims by Kangtega GmbH (“Kangtega”), instituted on June 6, 2013, alleging that Cisco GmbH infringes in Germany a European Patent by marketing, in Germany, network intrusion-detection, or firewall, products known as the “ASA” firewall offering. On April 29, 2014, the Mannheim Regional Court dismissed the infringement action finding no infringement by Cisco GmbH of the asserted patent. On July 13, 2016, a court of appeal in Germany (Oberlandesgericht Karlsruhe) will hear an appeal of that judgment.  Kangtega seeks an injunction which would prohibit Cisco GmbH’s activities in Germany with respect to the ASA firewall offering unless Cisco GmbH takes a license from Kangtega or the Company redesigns the products. The Company believes that the lower court ruling was correct and should be affirmed.  The Company does not anticipate that the outcome of the case would be material. However, due to uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the outcome of the appeal and any subsequent appeals to a higher court at this time.
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
During the nine months ended April 30, 2016, the Company declared and paid cash dividends of $0.68 per common share, or $3.4 billion, on the Company’s outstanding common stock. During the nine months ended April 25, 2015, the Company declared and paid cash dividends of $0.59 per common share, or $3.0 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 30, 2016, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program, and the remaining authorized repurchase amount was $16.2 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 25, 2015	4,443	$20.86	$92,679
Repurchase of common stock under the stock repurchase program (1)	120	25.93	3,118
Cumulative balance at April 30, 2016	4,563	$20.99	$95,797
(1) There were no stock repurchases pending settlement as of April 30, 2016. There were $36 million of stock repurchases that were pending settlement as of July 25, 2015.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Restricted Stock Unit Withholdings
For the nine months ended April 30, 2016 and April 25, 2015, the Company repurchased approximately 18 million and 17 million shares, or $469 million and $415 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of April 30, 2016, the Company had three stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of April 30, 2016, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus the 1996 Stock Incentive Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of April 30, 2016. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 14 million shares under the Purchase Plan during each of the nine months ended April 30, 2016 and April 25, 2015. As of April 30, 2016, 134 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and restricted stock units granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Cost of sales—product	$21	$12	$50	$34
Cost of sales—service	37	44	110	115
Share-based compensation expense in cost of sales	58	56	160	149
Research and development	130	114	351	338
Sales and marketing	148	147	413	408
General and administrative	59	50	163	151
Restructuring and other charges	—	—	14	(2)
Share-based compensation expense in operating expenses	337	311	941	895
Total share-based compensation expense	$395	$367	$1,101	$1,044
Income tax benefit for share-based compensation	$91	$88	$289	$267
As of April 30, 2016, the total compensation cost related to unvested share-based awards not yet recognized was $2.8 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 26, 2014	310
Restricted stock, stock units, and other share-based awards granted	(101)
Share-based awards canceled/forfeited/expired	40
Shares withheld for taxes and not issued	27
BALANCE AT JULY 25, 2015	276
Restricted stock, stock units, and other share-based awards granted	(68)
Share-based awards canceled/forfeited/expired	26
Shares withheld for taxes and not issued	26
Other	1
BALANCE AT APRIL 30, 2016	261
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based restricted stock units, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 26, 2014	149	$19.54
Granted and assumed	67	25.29
Vested	(57)	19.82	$1,517
Canceled/forfeited	(16)	20.17
UNVESTED BALANCE AT JULY 25, 2015	143	22.08
Granted and assumed	51	24.73
Vested	(46)	20.33	$1,188
Canceled/forfeited	(12)	22.75
UNVESTED BALANCE AT APRIL 30, 2016	136	$23.60

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 26, 2014	187	$26.03
Assumed from acquisitions	1	2.60
Exercised	(71)	21.15
Canceled/forfeited/expired	(14)	29.68
BALANCE AT JULY 25, 2015	103	28.68
Assumed from acquisitions	18	5.14
Exercised	(25)	19.60
Canceled/forfeited/expired	(13)	29.62
BALANCE AT APRIL 30, 2016	83	$26.16
The following table summarizes significant ranges of outstanding and exercisable stock options as of April 30, 2016 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	17	6.4	$5.49	$366	6	$5.11	$138
$ 20.01 – 25.00	2	0.6	22.97	7	2	22.97	7
$ 25.01 – 30.00	7	0.7	26.88	8	7	26.88	8
$ 30.01 – 35.00	57	0.4	32.16	—	57	32.16	—
Total	83	1.6	$26.16	$381	72	$29.12	$153
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $27.49 as of April 29, 2016, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 30, 2016 was 12 million. As of July 25, 2015, 102 million outstanding stock options were exercisable and the weighted-average exercise price was $29.02.

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

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Three Months Ended	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Number of shares granted (in millions)	2	33	1	1
Grant date fair value per share	$24.01	$25.31	$23.32	$25.87
Weighted-average assumptions/inputs:
Expected dividend yield	3.6%	2.8%	3.6%	3.0%
Range of risk-free interest rates	0.2% – 1.1%	0.0% – 1.4%	0.2% – 1.1%	0.0% – 1.4%
Range of expected volatilities for index	N/A	N/A	N/A	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE RESTRICTED STOCK UNITS
Nine Months Ended	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Number of shares granted (in millions)	38	44	5	8
Grant date fair value per share	$24.87	$24.83	$24.56	$23.97
Weighted-average assumptions/inputs:
Expected dividend yield	3.2%	2.9%	3.0%	3.0%
Range of risk-free interest rates	0.0% – 1.2%	0.0% – 1.8%	0.0% – 1.2%	0.0% – 1.8%
Range of expected volatilities for index	N/A	N/A	15.3% – 54.3%	14.4% – 70.0%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the nine months ended April 30, 2016 and April 25, 2015 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(145)	(3)	(190)	(338)
(Gains) losses reclassified out of AOCI	26	17	2	45
Tax benefit (expense)	50	(2)	(43)	5
BALANCE AT APRIL 30, 2016	$241	$(4)	$(464)	$(227)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 26, 2014	$424	$(12)	$265	$677
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	111	(163)	(473)	(525)
(Gains) losses reclassified out of AOCI	(120)	94	—	(26)
Tax benefit (expense)	8	3	50	61
BALANCE AT APRIL 25, 2015	$423	$(78)	$(158)	$187

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains on available-for-sale investments
	$(6)	$44	$(26)	$120	Other income (loss), net

Net unrealized losses on cash flow hedging instruments
Foreign currency derivatives	(7)	(50)	(13)	(74)	Operating expenses
Foreign currency derivatives	(2)	(14)	(4)	(20)	Cost of sales—service
	(9)	(64)	(17)	(94)

Cumulative translation adjustment and actuarial gains and losses
	(1)	—	(2)	—	Operating expenses

Total amounts reclassified out of AOCI	$(16)	$(20)	$(45)	$26

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Income before provision for income taxes	$3,083	$3,035	$9,526	$8,268
Provision for income taxes	$734	$598	$1,600	$1,606
Effective tax rate	23.8%	19.7%	16.8%	19.4%
As discussed further below, the effective tax rate for the nine months ended April 30, 2016 reflected the Company's recognition of total benefits of approximately $558 million related to a tax settlement with the Internal Revenue Service ("IRS") in January 2016 and the reinstatement of the U.S. federal research and development ("R&D") tax credit on December 18, 2015.
In the second quarter of fiscal 2016, the Protecting Americans from Tax Hikes Act of 2015 reinstated the U.S. federal R&D tax credit permanently. As a result, the effective tax rate for the nine months ended April 30, 2016 reflected a tax benefit of $107 million related to fiscal 2016 R&D expenses and a tax benefit of $84 million related to fiscal 2015 R&D expenses.
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
As a result of the IRS tax settlement, the amount of gross unrecognized tax benefits was reduced in the second quarter of fiscal 2016 by approximately $563 million, of which $188 million became certain as a result of completing the audit. As of April 30, 2016, the Company had $1.6 billion of unrecognized tax benefits, of which $1.4 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at April 30, 2016 could be reduced by approximately $150 million in the next 12 months.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information by segment for the three and nine months ended April 30, 2016 and April 25, 2015, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Revenue:
Americas	$7,062	$7,252	$21,773	$21,854
EMEA	3,001	3,119	9,176	9,212
APJC	1,937	1,766	5,660	5,252
Total	$12,000	$12,137	$36,609	$36,318
Gross margin:
Americas	$4,684	$4,560	$14,046	$13,776
EMEA	1,966	1,949	5,953	5,774
APJC	1,170	1,080	3,437	3,157
Segment total	7,820	7,589	23,436	22,707
Unallocated corporate items	(99)	(64)	(451)	(759)
Total	$7,721	$7,525	$22,985	$21,948
Revenue in the United States was $6.2 billion and $6.4 billion for the three months ended April 30, 2016 and April 25, 2015, respectively, and was $19.2 billion and $19.1 billion for the nine months ended April 30, 2016 and April 25, 2015, respectively.

(b)	Revenue for Groups of Similar Products and Services
The Company designs and sells broad lines of products, provides services, and delivers integrated solutions to develop and connect networks around the world, building the Internet. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Collaboration, Data Center, Service Provider Video, Wireless, Security, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Revenue:
Switching	$3,447	$3,560	$10,952	$11,021
NGN Routing	1,894	1,999	5,532	5,712
Collaboration	1,069	974	3,203	2,915
Data Center	811	801	2,492	2,339
Service Provider Video (1)	468	914	1,980	2,561
Wireless	615	611	1,873	1,827
Security	482	412	1,429	1,283
Other	89	55	241	181
Product	8,875	9,326	27,702	27,839
Service	3,125	2,811	8,907	8,479
Total	$12,000	$12,137	$36,609	$36,318
(1) Includes SP Video CPE Business revenue of zero and $519 million for the third quarters of fiscal 2016 and 2015, respectively and $504 million and $1,359 million for the first nine months of fiscal 2016 and 2015, respectively.
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, were attributable to its U.S. operations as of each of April 30, 2016 and July 25, 2015. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $57.2 billion and $53.4 billion as of April 30, 2016 and July 25, 2015, respectively, and the remaining $6.3 billion and $7.0 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 30, 2016	July 25, 2015
Property and equipment, net:
United States	$2,823	$2,733
International	706	599
Total	$3,529	$3,332

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Net income	$2,349	$2,437	$7,926	$6,662
Weighted-average shares—basic	5,032	5,102	5,060	5,110
Effect of dilutive potential common shares	33	46	35	44
Weighted-average shares—diluted	5,065	5,148	5,095	5,154
Net income per share—basic	$0.47	$0.48	$1.57	$1.30
Net income per share—diluted	$0.46	$0.47	$1.56	$1.29
Antidilutive employee share-based awards, excluded	75	75	149	156
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

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance		April 30, 2016	April 25, 2015	Variance
Revenue (1)	$12,000	$12,137	(1.1)%		$36,609	$36,318	0.8%
Gross margin percentage	64.3%	62.0%	2.3	pts	62.8%	60.4%	2.4	pts
Research and development	$1,626	$1,547	5.1%		$4,695	$4,659	0.8%
Sales and marketing	$2,447	$2,449	(0.1)%		$7,176	$7,272	(1.3)%
General and administrative	$566	$510	11.0%		$1,281	$1,504	(14.8)%
Total research and development, sales and marketing, general and administrative	$4,639	$4,506	3.0%		$13,152	$13,435	(2.1)%
Total as a percentage of revenue	38.7%	37.1%	1.6	pts	35.9%	37.0%	(1.1)	pts
Amortization of purchased intangible assets included in operating expenses	$81	$70	15.7%		$221	$213	3.8%
Restructuring and other charges included in operating expenses	$17	$24	(29.2)%		$255	$411	(38.0)%
Operating income as a percentage of revenue	24.9%	24.1%	0.8	pts	25.6%	21.7%	3.9	pts
Income tax percentage	23.8%	19.7%	4.1	pts	16.8%	19.4%	(2.6)	pts
Net income	$2,349	$2,437	(3.6)%		$7,926	$6,662	19.0%
Net income as a percentage of revenue	19.6%	20.1%	(0.5)	pts	21.7%	18.3%	3.4	pts
Earnings per share—diluted	$0.46	$0.47	(2.1)%		$1.56	$1.29	20.9%
(1) During the second quarter of fiscal 2016, we completed the sale of the Customer Premises Equipment portion of our Service Provider Video Connected Devices business ("SP Video CPE Business"). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $519 million for the third quarter of fiscal 2015 and $504 million and $1,359 million for the first nine months of fiscal 2016 and 2015, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
In the third quarter of fiscal 2016, our revenue decreased by 1% as compared with the third quarter of fiscal 2015. Within total revenue, product revenue decreased 5%, while service revenue increased 11%. In the second quarter of fiscal 2016, on November 20, 2015, we completed the sale of our SP Video CPE Business. Total company revenue for the third quarter of fiscal 2016 increased 3% not including revenue from SP Video CPE products in the prior year period. The third quarter of fiscal 2016 had 14 weeks, compared with 13 weeks in the third quarter of fiscal 2015, thus our results for the third quarter and the first nine months of fiscal 2016 reflect an extra week compared with the corresponding periods in fiscal 2015. We estimate that the additional revenue associated with the extra week was approximately $265 million, $200 million of which was from our services subscriptions, and $65 million from our software-as-a-service offerings (SaaS) such as WebEx, and a small amount from product distribution. Total gross margin increased by 2.3 percentage points, driven by the sale of the lower margin SP Video CPE Business, along with higher service gross margin. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.6 percentage points due in large part to the impact of the extra week in the third quarter of fiscal 2016. Operating income as a percentage of revenue increased by 0.8 percentage points, driven by the factors discussed above. Diluted earnings per share decreased by 2% from the prior year, driven by a 4% decrease in net income.
In the third quarter of fiscal 2016, revenue from the Americas decreased by $0.2 billion compared with the third quarter of fiscal 2015, driven in large part by the sale of the SP Video CPE Business which led to lower product revenue in the United States. EMEA revenue decreased by $0.1 billion, led by product revenue declines in Russia and the United Kingdom. Revenue in our APJC segment increased $0.2 billion, led by product revenue growth in China. We saw improvements in our revenue from many emerging countries, and in particular we experienced increased product revenue growth in the emerging countries of China and India of 44% and 16%, respectively. Overall, the “BRICM” countries experienced, in the aggregate, product revenue growth of 5%, despite decreased product revenue in Russia, Mexico and Brazil of 31%, 26% and 20%, respectively.
From a customer market standpoint, in the third quarter of fiscal 2016 we experienced a significant product revenue decline in the service provider market due to the sale of the SP Video CPE Business. Product revenue also declined in the enterprise market, which we believe was impacted by uncertainty in the macro environment, which led to a slowdown in customer spending. These decreases were partially offset by increased product revenue from the public sector and commercial markets.
From a product category perspective, total company product revenue, not including SP Video CPE products in the prior year period, increased 1% year over year. This increase was led by product revenue growth in Security and Collaboration products which grew 17% and 10%, respectively. We also experienced an 18% increase in revenue from Service Provider Video (excluding the CPE Business from the prior year period), as well as Data Center and Wireless products which each grew by 1%. Offsetting these increases were product revenue decreases in our core NGN Routing and Switching categories which declined by 5% and 3%, respectively. The decline in sales of NGN Routing products was driven primarily by a decrease in sales of our high-end router products. In addition, we believe a cautious Service Provider capital expenditure spending environment negatively impacted sales in this product category. The decline in sales of our Switching products was driven in large part by lower sales of switches used in campus environments (which comprises the majority of this product category), and we believe this was largely driven by the continued uncertainty in the macro environment, which led to a slowdown in customer spending.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Diluted earnings per share increased by 21% from the prior year, a result of a 19% increase in net income. Revenue increased 1%, with service revenue increasing 5% and product revenue decreasing slightly. Total gross margin increased by 2.4 percentage points driven by the sale of our lower margin SP Video CPE Business, lower amortization expense and impairment charges related to acquisition-related intangible assets and the Rockstar patent portfolio charge of $188 million (or 0.8 percentage points of the prior period revenue) recorded in the first quarter of fiscal 2015. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 1.1 percentage points driven by the $285 million pre-tax gain from the sale of our SP Video CPE Business and a decrease in restructuring and other charges related to the restructuring action announced in August 2014. Operating income as a percentage of revenue increased by 3.9 percentage points.
During the prior two fiscal years we have encountered business challenges in the service provider market and certain emerging countries. Although we saw positive business momentum in these areas during the first nine months of fiscal 2016, we continue to monitor and assess the sustainability of improvements in these areas.

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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2016 (in millions, except days sales outstanding in accounts receivable (DSO) and annualized inventory turns):

	April 30, 2016	July 25, 2015
Cash and cash equivalents and investments	$63,512	$60,416
Deferred revenue	$15,272	$15,183
DSO	33 days	38 days
Inventories	$1,343	$1,627
Annualized inventory turns	12.0	12.1

	Nine Months Ended
	April 30, 2016	April 25, 2015
Cash provided by operating activities	$9,752	$8,414
Repurchases of common stock—stock repurchase program	$3,118	$3,229
Dividends	$3,441	$3,017

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first nine months of fiscal 2016, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Revenue deferrals relate to the timing of revenue recognition for specific transactions based on financing arrangements, service, support, and other factors. Financing arrangements may include sales-type, direct-financing, and operating leases, loans, and guarantees of third-party financing. Our deferred revenue for products was $5.4 billion as of each of April 30, 2016 and July 25, 2015. Technical support services revenue is deferred and recognized ratably over the period during which the services are to be performed, which typically is from one to three years. Advanced services revenue is recognized upon delivery or completion of performance milestones. Our deferred revenue for services was $9.9 billion and $9.8 billion as of April 30, 2016 and July 25, 2015, respectively.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 30, 2016	July 25, 2015
Allowance for doubtful accounts	$244	$302
Percentage of gross accounts receivable	5.7%	5.4%
Allowance for credit loss—lease receivables	$250	$259
Percentage of gross lease receivables(1)	7.2%	7.2%
Allowance for credit loss—loan receivables	$93	$87
Percentage of gross loan receivables	4.2%	4.9%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 30, 2016 and July 25, 2015 was $119 million and $129 million, respectively, and was recorded as a reduction of our accounts receivable. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Our inventory balance was $1.3 billion and $1.6 billion as of April 30, 2016 and July 25, 2015, respectively. Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and market, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 30, 2016, the liability for these purchase commitments was $160 million, compared with $156 million as of July 25, 2015, and was included in other current liabilities.
Our provision for inventory was $55 million and $42 million for the first nine months of fiscal 2016 and 2015, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $108 million and $79 million for the first nine months of fiscal 2016 and 2015, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
We have recorded a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. In February 2014, on the basis of the growing number of failures as described in Note 12 (f) to the Consolidated Financial Statements, we decided to expand our approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During the third quarters of fiscal 2016 and 2015, we recorded adjustments to product cost of sales of $74 million and $164 million, respectively to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. Estimating this liability is complex and subjective, and if we experience changes in a number of underlying assumptions and estimates such as a change in claims compared with our expectations, or if the cost of servicing these claims is different than expected, our estimated liability may be impacted.
Our liability for product warranties, included in other current liabilities, was $409 million as of April 30, 2016, compared with $449 million as of July 25, 2015. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty. We accrue for warranty costs as part of our cost of sales based on associated material costs, technical support labor costs, and associated overhead. Material cost is estimated based primarily upon historical trends in the volume of product returns within the warranty period and the cost to repair or replace the equipment. Technical support labor cost is estimated based primarily upon historical trends in the rate of customer cases and the cost to support the customer cases within the warranty period. Overhead cost is applied based on estimated time to support warranty activities.
The provision for product warranties during the first nine months of fiscal 2016 and 2015 was $512 million and $517 million, respectively. If we experience an increase in warranty claims compared with our historical experience, or if the cost of servicing warranty claims is greater than expected, our profitability could be adversely affected.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $54.6 billion as of April 30, 2016, compared with $53.5 billion as of July 25, 2015. Our fixed income investment portfolio as of April 30, 2016 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 30, 2016. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of April 30, 2016 and July 25, 2015.
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
There were no impairment charges on our investments in publicly traded equity securities in the first nine months of fiscal 2016 and 2015. For the first nine months of fiscal 2016, we recognized impairment charges of $3 million on our investments in fixed income securities, while there were no such impairment charges recognized in the first nine months of fiscal 2015. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We also have investments in privately held companies, some of which are in the startup or development stages. Our investments in privately held companies as of April 30, 2016 were $976 million, compared with $897 million as of July 25, 2015, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $63 million and $20 million for the first nine months of fiscal 2016 and 2015, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of April 30, 2016 and July 25, 2015 was $26.8 billion and $24.5 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first nine months of fiscal 2016 and 2015.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges on purchased intangible assets were $44 million and $57 million for the first nine months of fiscal 2016 and 2015, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 23.8% and 19.7% in the third quarter of fiscal 2016 and 2015, respectively. Our effective tax rate was 16.8% and 19.4% in the first nine months of fiscal 2016 and 2015, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,875	$9,326	$(451)	(4.8)%	$27,702	$27,839	$(137)	(0.5)%
Percentage of revenue	74.0%	76.8%			75.7%	76.7%
Service	3,125	2,811	314	11.2%	8,907	8,479	428	5.0%
Percentage of revenue	26.0%	23.2%			24.3%	23.3%
Total	$12,000	$12,137	$(137)	(1.1)%	$36,609	$36,318	$291	0.8%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,062	$7,252	$(190)	(2.6)%	$21,773	$21,854	$(81)	(0.4)%
Percentage of revenue	58.9%	59.7%			59.5%	60.2%
EMEA	3,001	3,119	(118)	(3.8)%	9,176	9,212	(36)	(0.4)%
Percentage of revenue	25.0%	25.7%			25.1%	25.4%
APJC	1,937	1,766	171	9.7%	5,660	5,252	408	7.8%
Percentage of revenue	16.1%	14.6%			15.4%	14.4%
Total	$12,000	$12,137	$(137)	(1.1)%	$36,609	$36,318	$291	0.8%
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
For the third quarter of fiscal 2016, as compared with the third quarter of fiscal 2015, total revenue decreased by 1%. Total company revenue not including SP Video CPE products increased 3%. Product revenue decreased by 5% in total, but increased by 1% for total company product revenue not including SP Video CPE products in the prior year period. Service revenue increased by 11%. The third quarter of fiscal 2016 had 14 weeks, compared with 13 weeks in the third quarter of fiscal 2015, thus our results for the third quarter of fiscal 2016 reflect an extra week compared with the third quarter of fiscal 2015. We estimate that the additional revenue associated with the extra week was approximately $265 million, $200 million of which was from our services subscriptions, and $65 million from our SaaS offerings such as WebEx, and a small amount from product distribution. Our total revenue grew in our APJC geographic segment, while revenue declined in the Americas and EMEA geographic segments. The emerging countries of BRICM, in the aggregate, experienced 5% product revenue growth, with growth in China and India, partially offset by decreases in the other three BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during the third quarter of fiscal 2016 on a year-over year basis, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in the third quarter of fiscal 2016 was adversely affected on a year-over-year basis by the depreciation of certain currencies relative to the U.S. dollar and especially currencies in certain emerging countries, although the indirect effects are difficult to measure.

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

Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
For the first nine months of fiscal 2016, as compared with the first nine months of fiscal 2015, total revenue increased by 1%. Product revenue decreased slightly, while service revenue increased by 5%. Our total revenue grew in our APJC geographic segment, while revenue slightly declined in the Americas and EMEA geographic segments. The emerging countries of BRICM, in the aggregate, experienced 8% product revenue growth, with revenue growth in China, India and Mexico partially offset by decreases in the other two BRICM countries.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,056	$5,429	$(373)	(6.9)%	$16,001	$16,356	$(355)	(2.2)%
Percentage of product revenue	57.0%	58.2%			57.8%	58.8%
EMEA	2,315	2,512	(197)	(7.8)%	7,245	7,388	(143)	(1.9)%
Percentage of product revenue	26.1%	26.9%			26.1%	26.5%
APJC	1,504	1,385	119	8.6%	4,456	4,095	361	8.8%
Percentage of product revenue	16.9%	14.9%			16.1%	14.7%
Total	$8,875	$9,326	$(451)	(4.8)%	$27,702	$27,839	$(137)	(0.5)%

During the second quarter of fiscal 2016, on November 20, 2015, we completed the sale of our SP Video CPE Business. As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. SP Video CPE Business revenue for the third quarter of fiscal 2015 was $519 million. Such revenue was $504 million and $1,359 million for the first nine months of fiscal 2016 and 2015, respectively.

Americas
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
The decrease in product revenue for the Americas segment was driven in large part by the absence of product sales related to our SP Video CPE Business in the third quarter of fiscal 2016. We had $439 million in product sales related to our SP Video CPE Business in the third quarter of fiscal 2015. From a customer markets perspective, the decrease in product revenue in the Americas segment of 7% was led by a significant decline in the service provider market and, to a lesser extent, a decline in the enterprise market. The product revenue decline in the service provider market was due to the sale of the SP Video CPE Business. We experienced product revenue growth in the public sector and commercial markets. The product revenue growth in the public sector market was due primarily to higher sales to state and local governments and, to a lesser extent, higher sales to the U.S. federal government. From a country perspective, product revenue decreased by 5% in the United States, 26% in Mexico, 20% in Brazil and 19% in Canada.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Product revenue in the Americas segment decreased by 2%, led by a significant decline in the service provider market partially offset by product revenue growth in the commercial, public sector and, to a lesser extent, in the enterprise market. The decline in revenue in the service provider market was due to lower revenue from SP Video CPE products, due to the sale of this business. From a country perspective, product revenue decreased by 35% in Brazil and 24% in Canada partially offset by increases of 1% in the United States and 13% in Mexico.
EMEA
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
The decrease in product revenue for the EMEA segment was driven by the absence of product sales related to our SP Video CPE Business in the third quarter of fiscal 2016. We had $68 million in product sales related to our SP Video CPE Business in the third quarter of fiscal 2015. Product revenue in the EMEA segment decreased by 8%, with declines across all customer markets. The decline in sales to the service provider market was due primarily to the sale of the SP Video CPE Business. Product revenue from emerging countries within EMEA decreased by 19%, led by a decline in Russia of 31%. Product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, decreased by 4%.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Product revenue in the EMEA segment decreased by 2%, led by declines in the service provider, public sector and enterprise markets. The decline in sales to the service provider market was due primarily to the sale of the SP Video CPE Business. We experienced product revenue growth in the commercial market in this segment. Product revenue from the emerging countries within EMEA declined by 8%, led by a 33% decrease in Russia, while the product revenue in the remainder of EMEA was flat.
APJC
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
The increase in product revenue in the APJC segment of 9% was led by strong growth in the service provider market and, to a lesser extent, growth in the enterprise market. These increases were partially offset by declines in the public sector and commercial markets. From a country perspective, product revenue increased by 44% in China, 16% in India, and 1% in Japan, partially offset by a product revenue decrease of 25% in Australia. Product sales for this geographic segment were adversely impacted by a $12 million decrease in product sales related to the absence of our SP Video CPE Business.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Product revenue in the APJC segment increased by 9%. The product revenue growth was led by strong growth in the service provider market and, to a lesser extent, growth in the commercial and enterprise markets. Product revenue growth in the public sector market was flat. From a country perspective, product revenue increased by 37% in China and 20% in India, partially offset by product revenue declines of 6% in Japan and 5% in Australia.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Data Center; Service Provider Video (video software and solutions, and cable access); Wireless; Security; and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,447	$3,560	$(113)	(3.2)%	$10,952	$11,021	$(69)	(0.6)%
Percentage of product revenue	38.8%	38.2%			39.5%	39.6%
NGN Routing	1,894	1,999	(105)	(5.3)%	5,532	5,712	(180)	(3.2)%
Percentage of product revenue	21.4%	21.4%			20.0%	20.5%
Collaboration	1,069	974	95	9.8%	3,203	2,915	288	9.9%
Percentage of product revenue	12.1%	10.4%			11.6%	10.5%
Data Center	811	801	10	1.2%	2,492	2,339	153	6.5%
Percentage of product revenue	9.1%	8.6%			9.0%	8.4%
Service Provider Video (1)	468	914	(446)	(48.8)%	1,980	2,561	(581)	(22.7)%
Percentage of product revenue	5.3%	9.8%			7.1%	9.2%
Wireless	615	611	4	0.7%	1,873	1,827	46	2.5%
Percentage of product revenue	6.9%	6.6%			6.8%	6.6%
Security	482	412	70	17.0%	1,429	1,283	146	11.4%
Percentage of product revenue	5.4%	4.4%			5.2%	4.6%
Other	89	55	34	61.8%	241	181	60	33.1%
Percentage of product revenue	1.0%	0.6%			0.8%	0.6%
Total	$8,875	$9,326	$(451)	(4.8)%	$27,702	$27,839	$(137)	(0.5)%
(1) Includes SP Video CPE Business revenue of $519 million for the third quarter of fiscal 2015 and $504 million and $1,359 million for the first nine months of fiscal 2016 and 2015, respectively.
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Switching
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
We believe the decrease in revenue in our Switching product category of 3%, or $113 million was driven in large part by the uncertainty in the macro environment which led to a slowdown of customer spending, impacting sales for our Switching products used in campus environments which comprise the majority of this portfolio. This impact was partially offset by an increase in sales of our Switching products used in data center environments which reflects strength in our Application Centric Infrastructure portfolio.
In terms of subcategories, the decrease was driven by a 17%, or $188 million, decrease in revenue from our modular switches due primarily to lower sales of most of our Cisco Catalyst Series Switches and also due to lower sales of our Cisco Nexus 7000 Series Switches, partially offset by sales growth in Cisco Nexus 9500 Series Switches within this product category. We experienced an increase in revenue from LAN fixed-configuration switches of 2%, or $51 million, and an increase in revenue of a 27%, or $24 million, in sales of storage products. Revenue from our LAN-fixed configuration switches increased due primarily to higher sales of our Cisco Catalyst 3850 Series Switches, Cisco Catalyst 3650 Series Switches, Cisco Nexus 9300 Series Switches, and Cisco Nexus 3000 Series Switches, partially offset by a decrease in sales of certain other products in this portfolio.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Revenue in our Switching product category decreased by 1%, or $69 million, driven by a 10%, or $336 million, decrease in revenue from our modular switches and an 18%, or $71 million, decrease in sales of storage products, partially offset by a 5%, or $337 million, increase in revenue from our LAN fixed-configuration switches. Revenue from our modular switches decreased driven by lower sales of Cisco Catalyst 6500-E Series Switches and Cisco Nexus 7000 Series Switches, partially offset by growth in Cisco Nexus 9500 Series Switches within this product category. Revenue from LAN fixed-configuration switches increased due to higher sales of our Cisco Catalyst 3850 Series Switches, Cisco Catalyst 3650 Series Switches, Cisco Nexus 9300 Series Switches and Cisco Nexus 3000 Series Switches partially offset by a decrease in sales of certain other products in this portfolio.

NGN Routing
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
We believe a cautious Service Provider capital expenditure spending environment negatively impacted sales in this product category. Revenue in our NGN Routing product category decreased by 5%, or $105 million, driven by an 8%, or $97 million, decrease in revenue from our high-end router products and a decrease in revenue from what we categorize as other NGN Routing products. The decrease in revenue from our high-end router products was driven by a decrease in revenue of our Cisco Carrier Routing System (CRS) products, Cisco Network Convergence System (NCS) platform and our legacy high-end router products. The decrease in revenue from other NGN Routing products was due in large part to lower sales of certain optical networking products. Revenue from our midrange and low-end router products was flat, with higher sales of our Cisco Integrated Services Router (ISR) products being offset by lower sales of certain of our access products.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
The decrease in revenue in our NGN Routing product category of 3%, or $180 million, was driven by a 7%, or $254 million, decrease in revenue from our high-end router products, partially offset by a 12%, or $39 million, increase in revenue from other NGN Routing products and a 2%, or $35 million, increase in revenue from our midrange and low-end router products. Revenue from high-end router products decreased due to a decrease in revenue from most of our high-end router products partially offset by higher sales of our CRS-X products. Revenue from other NGN Routing products increased due to higher sales of certain optical networking products. The increase in revenue from our midrange and low-end router products was due to higher sales of our Cisco ISR products and certain of our access products.

Collaboration
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
Revenue from our Collaboration product category increased by 10%, or $95 million, driven by growth broadly across the various subcategories within this product category. The increase in Unified Communications revenue was driven by higher software revenue and increased revenue from phones due to customer migration to our newer endpoints. The growth in Conferencing revenue resulted from higher usage and recurring revenue from WebEx. Revenue from Cisco TelePresence products grew due to higher revenue in endpoint products as a result of new product introductions. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Revenue in our Collaboration product category increased by 10%, or $288 million, driven by similar factors as discussed in the three-month period immediately above.

Data Center
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
The increase in revenue in our Data Center product category of 1%, or $10 million, was primarily driven by an increase in sales of our Cisco Unified Computing System products, with growth in the public sector and enterprise markets substantially offset by declines in the service provider and commercial markets. We believe the uncertainty in the macro environment led to a slowdown of customer spending. Additionally, we are seeing a market transition with computing workloads shifting from blade server systems to rack-based systems.  Both of these factors we believe adversely impacted the sales of this product category.

Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Revenue in our Data Center product category grew by 7%, or $153 million, with sales growth of our Cisco Unified Computing System products occurring across all geographic segments and customer markets.

Service Provider Video
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
The decrease in revenue from our Service Provider Video product category of 49%, or $446 million, was driven by a decrease in product sales of $519 million related to our SP Video CPE Business which we sold during the second quarter of fiscal 2016. This decrease was partially offset by an increase in revenue from our video software and solutions driven in large part by strength in APJC, particularly in China, as well as an increase in revenue from certain of our cable access products.

Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Revenue from our Service Provider Video product category decreased by 23%, or $581 million, due to a decrease in sales of $855 million related to the SP Video CPE Business, partially offset by an increase in revenue from Service Provider Video software and solutions and cable access products.

Wireless
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
Revenue in our Wireless product category increased by 1%, or $4 million, due primarily to continued growth in sales of Meraki products within this product category, partially offset by a decrease in sales of our controllers and access point products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Revenue in our Wireless product category increased by 3%, or $46 million, driven by similar factors as discussed in the three-month period immediately above.

Security
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
Revenue in our Security product category was up 17%, or $70 million, driven by higher sales of unified threat management, advanced threat security and web security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Revenue from our Security product category grew 11%, or $146 million, driven by higher sales of unified threat management, advanced threat security and web security products, partially offset by a decrease in revenue from our traditional firewall products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,006	$1,823	$183	10.0%	$5,772	$5,498	$274	5.0%
Percentage of service revenue	64.2%	64.8%			64.8%	64.9%
EMEA	686	607	79	13.0%	1,931	1,824	107	5.9%
Percentage of service revenue	21.9%	21.6%			21.7%	21.5%
APJC	433	381	52	13.6%	1,204	1,157	47	4.1%
Percentage of service revenue	13.9%	13.6%			13.5%	13.6%
Total	$3,125	$2,811	$314	11.2%	$8,907	$8,479	$428	5.0%
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
Service revenue grew 11%, which includes the $200 million, or a 7% year over year increase as a result of the impact of the extra week in the third quarter of fiscal 2016. Service revenue had solid growth across all of our geographic segments. Worldwide technical support services revenue and worldwide advanced services revenue each increased by 11%. Technical support services revenue increased across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to professional services for specific customer network needs, grew across all geographic segments.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Service revenue increased across all of our geographic segments. Worldwide technical support services revenue increased 4% and worldwide advanced services revenue increased 9% revenue growth. Technical support services revenue experienced relatively balanced growth across all geographic segments. Advanced services revenue had a solid growth in the Americas and EMEA segments but was flat in the APJC segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Gross margin:
Product	$5,661	$5,742	63.8%	61.6%	$17,155	$16,530	61.9%	59.4%
Service	2,060	1,783	65.9%	63.4%	5,830	5,418	65.5%	63.9%
Total	$7,721	$7,525	64.3%	62.0%	$22,985	$21,948	62.8%	60.4%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2016 as compared with the corresponding prior year period:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2015	61.6%	59.4%
Productivity (1)	3.3%	3.6%
SP Video CPE Business impact	2.7%	1.3%
Amortization of purchased intangible assets	0.5%	0.7%
Rockstar patent portfolio charge	—%	0.7%
Product pricing	(2.4)%	(2.2)%
Mix of products sold	(0.9)%	(1.2)%
Supplier component remediation adjustment	(0.9)%	(0.3)%
Other	(0.1)%	(0.1)%
Fiscal 2016	63.8%	61.9%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
Product gross margin increased by 2.2 percentage points as compared with the third quarter of fiscal 2015. The increase in product gross margin was due to productivity improvements, which were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Our product gross margin also benefited from the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business, and lower amortization expense related to acquisition-related intangible assets. The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets, an unfavorable mix of products sold and a lower supplier component remediation adjustment. The unfavorable mix of products sold was due to a negative mix impact from our relatively lower margin Cisco Unified Computing System products, higher sales of Service Provider Video products (not including the CPE Business) and lower sales of Switching products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our future gross margins could be impacted by our product mix and could be adversely affected by further growth in sales of products that have lower gross margins, such as Cisco Unified Computing System products. Our gross margins may also be impacted by the geographic mix of our revenue and, as was the case in the first nine months of fiscal 2016 and in fiscal 2015, may be adversely affected by product pricing attributable to competitive factors. Additionally, our manufacturing-related costs may be negatively impacted by constraints in our supply chain, which in turn could negatively affect gross margin. If any of the preceding factors that in the past have negatively impacted our gross margins arise in future periods, our gross margins could continue to decline.
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Product gross margin increased by 2.5 percentage points as compared with the first nine months of fiscal 2015. The increase was due to productivity improvements driven by similar factors as discussed in the three-month period immediately above. Additionally, gross margin increased due to the impact of the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business, lower amortization expense and impairment charges related to acquisition-related intangible assets and a $188 million charge to product cost of sales recorded in the first quarter of fiscal 2015 related to the Rockstar patent portfolio. These factors were partially offset by unfavorable impacts from product pricing, unfavorable mix of products sold and the impact of a lower supplier component remediation adjustment. The unfavorable product mix impact was due to an unfavorable mix impact from our core products, increased revenue from our relatively lower margin Cisco Unified Computing System products and higher sales from our Service Provider Video products (not including the SP Video CPE Business).
Service Gross Margin
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
Our service gross margin percentage increased by 2.5 percentage points as compared with the third quarter of fiscal 2015 due to higher sales volume and, to a lesser extent, lower headcount-related costs. These benefits to gross margin were partially offset by increased outside services costs and partner delivery costs.
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
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
Service gross margin percentage increased by 1.6 percentage points, as compared with the first nine months of fiscal 2015, due to higher sales volume and decreased headcount-related costs. These benefits to gross margin were partially offset by increased partner delivery costs and unfavorable mix. The mix impacts were due to our lower gross margin advanced services business contributing a higher proportion of service revenue for the first nine months of fiscal 2016 as compared with the first nine months of fiscal 2015

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Gross margin:
Americas	$4,684	$4,560	66.3%	62.9%	$14,046	$13,776	64.5%	63.0%
EMEA	1,966	1,949	65.5%	62.5%	5,953	5,774	64.9%	62.7%
APJC	1,170	1,080	60.4%	61.2%	3,437	3,157	60.7%	60.1%
Segment total	7,820	7,589	65.2%	62.5%	23,436	22,707	64.0%	62.5%
Unallocated corporate items (1)	(99)	(64)			(451)	(759)
Total	$7,721	$7,525	64.3%	62.0%	$22,985	$21,948	62.8%	60.4%
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
Three Months Ended April 30, 2016 Compared with Three Months Ended April 25, 2015
The Americas segment experienced a gross margin percentage increase due primarily to the sale of the lower margin SP Video CPE Business. In this geographic segment, productivity improvements were substantially offset by unfavorable impacts from pricing and product mix. The unfavorable mix of products sold was due to a negative mix impact from our relatively lower margin Cisco Unified Computing System products and from Service Provider Video products (not including the SP Video CPE Business).
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment and the sale of the SP Video CPE Business. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and an unfavorable product mix. Higher service gross margin also contributed to the increase in the overall gross margin in this geographic segment.
Our APJC segment gross margin percentage decreased primarily due to unfavorable impacts from pricing and mix partially offset by productivity improvements. The mix impact was driven primarily by unfavorable mix within our NGN routing products and an increase in revenue from our relatively lower margin Cisco Unified Computing System products.
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
Nine Months Ended April 30, 2016 Compared with Nine Months Ended April 25, 2015
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and the sale of the SP Video CPE Business, partially offset by unfavorable impacts from pricing and mix. The product mix impact was due to an unfavorable mix impact from our core products, increased revenue from our relatively lower margin Cisco Unified Computing System products and higher sales from our Service Provider Video products (not including the SP Video CPE Business).
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment and the sale of the lower margin SP Video CPE Business. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and an unfavorable product mix. The unfavorable mix of products sold was due to increased revenue from our relatively lower margin Cisco Unified Computing System products and lower sales of Switching products. Higher service gross margin also contributed to the increase in the overall gross margin in this geographic segment.
The APJC segment gross margin percentage increased due to productivity improvements partially offset by unfavorable impacts from pricing and mix. The product mix impact was due to an unfavorable mix impact from our core products, higher sales from our Service Provider Video products (not including the SP Video CPE Business) and increased revenue from our relatively lower margin Cisco Unified Computing System products.

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

	Three Months Ended				Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent	April 30, 2016	April 25, 2015	Variance in Dollars	Variance in Percent
Research and development	$1,626	$1,547	$79	5.1%	$4,695	$4,659	$36	0.8%
Percentage of revenue	13.6%	12.7%			12.8%	12.8%
Sales and marketing	2,447	2,449	(2)	(0.1)%	7,176	7,272	(96)	(1.3)%
Percentage of revenue	20.4%	20.2%			19.6%	20.0%
General and administrative	566	510	56	11.0%	1,281	1,504	(223)	(14.8)%
Percentage of revenue	4.7%	4.2%			3.5%	4.1%
Total	$4,639	$4,506	$133	3.0%	$13,152	$13,435	$(283)	(2.1)%
Percentage of revenue	38.7%	37.1%			35.9%	37.0%

Our third quarter of fiscal 2016 had an extra week compared with the corresponding period of fiscal 2015. We estimate that the extra week contributed approximately $116 million of the year-over-year increase in total operating expenses (not including share-based compensation expense discussed below) during the third quarter and first nine months of fiscal 2016.

R&D Expenses
R&D expenses increased for the third quarter and first nine months of fiscal 2016, as compared with the corresponding periods of fiscal 2015, primarily due to higher headcount-related expenses attributable in large part to the impact of the extra week in the third quarter and first nine months of fiscal 2016 and, to a lesser extent, higher share-based compensation expense and higher contracted services. These increases were partially offset by lower acquisition-related costs and lower discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses decreased for the third quarter and first nine months of fiscal 2016, compared with the corresponding periods of fiscal 2015, due to lower discretionary spending and lower contracted services partially offset by higher headcount-related expenses. The extra week in the third quarter and first nine months of fiscal 2016 contributed to the increased headcount-related expenses.

G&A Expenses
G&A expenses increased in the third quarter of fiscal 2016, as compared with the third quarter of fiscal 2015, due to higher headcount-related expenses and, to a lesser extent, higher share-based compensation expense. The extra week in the third quarter of fiscal 2016 contributed to the increased headcount-related expenses. The timing of corporate-level expenses, which tend to vary from period to period, also contributed to the increase. Corporate-level expenses included operational infrastructure activities such as IT project implementations, which included investments in our global data center infrastructure, and investments related to operational and financial systems.

G&A expenses decreased in the first nine months of fiscal 2016, as compared with the first nine months of fiscal 2015, primarily due to the $285 million pre-tax gain from the sale of our SP Video CPE Business and, to a lesser extent, lower contracted services partially offset by higher headcount-related expenses and higher share-based compensation expense. The extra week in the first nine months of fiscal 2016 contributed to the increased headcount-related expenses.

Effect of Foreign Currency
In the third quarter of fiscal 2016, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $125 million, or approximately 2.8%, compared with the third quarter of fiscal 2015.

In the first nine months of fiscal 2016, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $481 million, or approximately 3.6%, compared with the first nine months of fiscal 2015.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Headcount
Our headcount as of April 30, 2016 was 73,104, which represents an increase of 1,447 employees in the third quarter of fiscal 2016 and an increase of 1,271 employees in the first nine months of fiscal 2016, as compared with the total headcount at the end of fiscal 2015. The increase for both periods was due to headcount additions from targeted hiring in key growth areas in engineering, services and sales, and headcount additions from our recent acquisitions. These headcount additions were partially offset by headcount reductions from attrition, from our restructuring plan announced in August 2014, and from the sale of the SP Video CPE Business.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Cost of sales—product	$21	$12	$50	$34
Cost of sales—service	37	44	110	115
Share-based compensation expense in cost of sales	58	56	160	149
Research and development	130	114	351	338
Sales and marketing	148	147	413	408
General and administrative	59	50	163	151
Restructuring and other charges	—	—	14	(2)
Share-based compensation expense in operating expenses	337	311	941	895
Total share-based compensation expense	$395	$367	$1,101	$1,044
The increase in share-based compensation expense in the third quarter of fiscal 2016, as compared with the third quarter of fiscal 2015, was due primarily to the impact of the extra week in the third quarter of fiscal 2016 and higher expense related to equity awards assumed with respect to our recent acquisitions. The increase in share-based compensation expense in the first nine months of fiscal 2016, as compared with the corresponding period of fiscal 2015, was due primarily to the timing of the RSU grants and the impact of the extra week in the first nine months of fiscal 2016, partially offset by lower expense associated with accelerated and modified awards.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Amortization of purchased intangible assets:
Cost of sales	$134	$187	$419	$618
Operating expenses	81	70	221	213
Total	$215	$257	$640	$831
Amortization of purchased intangible assets decreased for the third quarter and first nine months of fiscal 2016, as compared with the corresponding periods of fiscal 2015, due to certain purchased intangible assets having become fully amortized or impaired partially offset by amortization of purchased intangible assets from our recent acquisitions. Lower impairment charges for the first nine months of fiscal 2016 also contributed to the decrease.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the third quarter and first nine months of fiscal 2016, we incurred restructuring and other charges of approximately $17 million and $253 million, net of a $2 million credit to cost of sales, respectively. These charges were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014, which is substantially complete. We plan to reinvest substantially all of the cost savings from the restructuring actions in key growth areas of our business such as data center, software, security, and cloud. The overall cost savings from these restructuring actions were not material for the periods presented and are not expected to be material for future periods.
In the third quarter and first nine months of fiscal 2015, we incurred restructuring and other charges of approximately $24 million and $411 million, respectively, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014. See Note 5 to the Consolidated Financial Statements.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2016	April 25, 2015	April 30, 2016	April 25, 2015
Operating income	$2,984	$2,925	$9,357	$7,889
Operating income as a percentage of revenue	24.9%	24.1%	25.6%	21.7%
For the third quarter of fiscal 2016, as compared with the third quarter of fiscal 2015, operating income increased by 2%, and as a percentage of revenue operating income increased by 0.8 percentage points. The increase as a percentage of revenue resulted primarily from a gross margin increase driven by the sale of the lower margin SP Video CPE Business during the second quarter of fiscal 2016 and lower amortization expense related to acquisition-related intangible assets.
For the first nine months of fiscal 2016, as compared with the first nine months of fiscal 2015, operating income increased by 19%, and as a percentage of revenue operating income increased by 3.9 percentage points. The increase resulted from the following: an increase in revenue; a gross margin percentage increase, driven by similar factors as discussed in the three month period immediately above and in part by the Rockstar patent portfolio charge of $188 million (or 0.8 percentage points of the prior period revenue); the $285 million pre-tax gain from the sale of our SP Video CPE Business; and a decrease in restructuring and other charges related to the restructuring action announced in August 2014.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	April 30, 2016	April 25, 2015	Variance in Dollars
Interest income	$270	$190	$80	$732	$558	$174
Interest expense	(175)	(139)	(36)	(496)	(417)	(79)
Interest income (expense), net	$95	$51	$44	$236	$141	$95
For the third quarter and first nine months of fiscal 2016, interest income increased compared with the corresponding periods in fiscal 2015, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio of cash and investments. Interest expense in the third quarter and first nine months of fiscal 2016, compared with the corresponding periods in fiscal 2015, was higher driven by higher average debt balances.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 30, 2016	April 25, 2015	Variance in Dollars	April 30, 2016	April 25, 2015	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$25	$38	$(13)	$18	$94	$(76)
Fixed income securities	(31)	6	(37)	(44)	26	(70)
Total available-for-sale investments	(6)	44	(50)	(26)	120	(146)
Privately held companies	22	3	19	(25)	104	(129)
Net gains (losses) on investments	16	47	(31)	(51)	224	(275)
Other gains (losses), net	(12)	12	(24)	(16)	14	(30)
Other income (loss), net	$4	$59	$(55)	$(67)	$238	$(305)
The change in total net gains (losses) on available-for-sale investments in the third quarter and first nine months of fiscal 2016, as compared with the corresponding periods in fiscal 2015, was primarily attributable to lower realized gains on publicly traded equity securities and higher losses on fixed income securities in the current periods as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the third quarter of fiscal 2016, as compared with the third quarter of fiscal 2015, was primarily due to higher realized gains from equity method investments and lower impairment charges on investments in privately held companies. The change in net gains (losses) on investments in privately held companies for the first nine months of fiscal 2016, as compared with the first nine months of fiscal 2015, was primarily due to a gain of $126 million related to the reorganization of our investment in VCE Company, LLC, which was recorded in the second quarter of fiscal 2015, higher impairment charges on investments in privately held companies, and lower realized gains from cost method investments partially offset by higher realized gains from equity method investments.
The change in other gains (losses), net in the third quarter and first nine months of fiscal 2016, as compared with the corresponding periods in fiscal 2015, was driven by net unfavorable foreign exchange impacts, higher donation expenses and impacts from equity derivatives.
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
The provision for income taxes resulted in an effective tax rate of 23.8% for the third quarter of fiscal 2016 compared with 19.7% for the third quarter of fiscal 2015, a net 4.1 percentage point increase in the effective tax rate for the third quarter of fiscal 2016 as compared with the third quarter of fiscal 2015. The increase in the effective tax rates was primarily due to an increase in net tax charges associated with tax settlements in certain foreign jurisdictions and a decrease in tax benefits related to lapses in statute of limitations in certain foreign jurisdictions.
The provision for income taxes resulted in an effective tax rate of 16.8% for the first nine months of fiscal 2016, as compared with an effective tax rate of 19.4% for the first nine months of fiscal 2015, a net 2.6 percentage point decrease in the effective tax rate for the first nine months of fiscal 2016 as compared with the first nine months of fiscal 2015. The decrease in the effective tax rates was primarily due to the recognition of a net benefit to the provision for income taxes of $367 million related to our settlement with the IRS in January 2016, offset by a decrease in foreign income taxed at lower than U.S. rates.  See Note 16 to the Consolidated Financial Statements.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 30, 2016	July 25, 2015	Increase (Decrease)
Cash and cash equivalents	$8,895	$6,877	$2,018
Fixed income securities	53,075	51,974	1,101
Publicly traded equity securities	1,542	1,565	(23)
Total	$63,512	$60,416	$3,096
The net increase in cash and cash equivalents and investments in the first nine months of fiscal 2016 was primarily the result of cash provided by operating activities of $9.8 billion, a net increase in debt of $3.1 billion, net proceeds from issuance of common stock of $0.8 billion pursuant to employee stock incentive and purchase plans, and net proceeds from the sale of our SP Video CPE Business of $0.4 billion. These sources of cash were partially offset by cash returned to shareholders in the form of cash dividends of $3.4 billion and repurchase of common stock of $3.2 billion under the stock repurchase program, net cash paid for acquisitions of $3.2 billion, and capital expenditures of $0.9 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $57.2 billion and $53.4 billion as of April 30, 2016 and July 25, 2015, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of April 30, 2016 and July 25, 2015 was $6.3 billion and $7.0 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 30, 2016	April 25, 2015
Net cash provided by operating activities	$9,752	$8,414
Acquisition of property and equipment	(880)	(907)
Free cash flow	$8,872	$7,507
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2016
April 30, 2016	$0.26	$1,308	27	$24.08	$649	$1,957
January 23, 2016	$0.21	$1,065	48	$26.12	$1,262	$2,327
October 24, 2015	$0.21	$1,068	45	$26.83	$1,207	$2,275

Fiscal 2015
July 25, 2015	$0.21	$1,069	35	$28.62	$1,005	$2,074
April 25, 2015	$0.21	$1,070	35	$28.39	$1,008	$2,078
January 24, 2015	$0.19	$974	44	$27.63	$1,208	$2,182
October 25, 2014	$0.19	$973	41	$24.58	$1,013	$1,986
Any future dividends will be subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions), and DSO:

	April 30, 2016	July 25, 2015	Increase (Decrease)
Accounts receivable, net	$4,047	$5,344	$(1,297)
DSO	33	38	(5)
Our accounts receivable net, as of April 30, 2016 decreased by approximately 24% compared with the end of fiscal 2015. Our DSO as of April 30, 2016 was lower by five days as compared with the end of fiscal 2015, primarily due to product and service billings being more linear in the third quarter of fiscal 2016 compared with the fourth quarter of fiscal 2015.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 30, 2016	July 25, 2015	Increase (Decrease)
Inventories	$1,343	$1,627	$(284)
Annualized inventory turns	12.0	12.1	(0.1)
Purchase commitments with contract manufacturers and suppliers	$3,794	$4,078	$(284)
Inventory as of April 30, 2016 decreased by 17% from our inventory balance at the end of fiscal 2015, and for the same period purchase commitments with contract manufacturers and suppliers decreased by approximately 7%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 10% compared with the end of fiscal 2015. The decrease in inventory and purchase commitments with contract manufacturers and suppliers was due in part to the sale of the SP Video CPE Business. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.

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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 30, 2016, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
April 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$3,450	$2,223	$3,504	$9,177	$228	$104	$332	$9,509
Unearned income	(178)	—	—	(178)	—	—	—	(178)
Allowance for credit loss	(250)	(93)	(40)	(383)	—	—	—	(383)
Deferred revenue	(4)	(16)	(1,822)	(1,842)	(98)	(82)	(180)	(2,022)
Net balance sheet exposure	$3,018	$2,114	$1,642	$6,774	$130	$22	$152	$6,926
Financing Receivables  Financing receivables less unearned income increased by 3% compared with the end of fiscal 2015. The change was due to a 26% increase in loan receivables partially offset by a 4% decrease in lease receivables and a 2% decrease in financed service contracts and other. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $19.8 billion and $19.0 billion for the first nine months of fiscal 2016 and 2015, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.0 billion and $1.2 billion as of April 30, 2016 and July 25, 2015, respectively. We could be called upon to make payments under these

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		April 30, 2016	July 25, 2015
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.05%	September 3, 2015		$—	$850
Three-month LIBOR plus 0.28%	March 3, 2017		1,000	1,000
Three-month LIBOR plus 0.60%	February 21, 2018	(1)	1,000	—
Three-month LIBOR plus 0.31%	June 15, 2018		900	900
Three-month LIBOR plus 0.50%	March 1, 2019		500	500
Fixed-rate notes:
5.50%	February 22, 2016		—	3,000
1.10%	March 3, 2017		2,400	2,400
3.15%	March 14, 2017		750	750
1.40%	February 28, 2018	(1)	1,250	—
1.65%	June 15, 2018		1,600	1,600
4.95%	February 15, 2019		2,000	2,000
1.60%	February 28, 2019	(1)	1,000	—
2.125%	March 1, 2019		1,750	1,750
4.45%	January 15, 2020		2,500	2,500
2.45%	June 15, 2020		1,500	1,500
2.20%	February 28, 2021	(1)	2,500	—
2.90%	March 4, 2021		500	500
3.00%	June 15, 2022		500	500
2.60%	February 28, 2023	(1)	500	—
3.625%	March 4, 2024		1,000	1,000
3.50%	June 15, 2025		500	500
2.95%	February 28, 2026	(1)	750	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$28,400	$25,250
(1) In February 2016, we issued senior notes with aggregate principal amount of $7.0 billion
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 30, 2016.
We repaid the fixed-rate notes (5.50%) due on February 22, 2016 for an aggregate principal amount of $3.0 billion upon maturity.
We repaid the floating-rate notes due on September 3, 2015 for an aggregate principal amount of $850 million upon maturity.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Debt Other debt as of April 30, 2016 and July 25, 2015 includes secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $1 million and $4 million as of April 30, 2016 and July 25, 2015, respectively.
Commercial Paper We established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of April 30, 2016 and July 25, 2015.
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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 30, 2016	July 25, 2015	Increase (Decrease)
Service	$9,866	$9,757	$109
Product	5,406	5,426	(20)
Total	$15,272	$15,183	$89
Reported as:
Current	$9,662	$9,824	$(162)
Noncurrent	5,610	5,359	251
Total	$15,272	$15,183	$89
The 1% increase in deferred service revenue was driven by the timing of multiyear arrangements, the impact of ongoing amortization of deferred service revenue and the impact of the extra week in the third quarter of fiscal 2016. Deferred product revenue was flat as increased deferrals related to subscription revenue arrangements were offset by lower deferred revenue related to two-tier distributors.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 30, 2016 were $1.1 billion.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the nine months ended April 30, 2016 and April 25, 2015, we recorded compensation expense of $136 million and $155 million, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting and changes to the fair value of the amounts probable of being earned will result in adjustments to the recorded compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $839 million (which includes the $759 million that has been expensed to date), net of forfeitures.
The former noncontrolling interest holders earned the maximum amount related to the first milestone payment and were paid approximately $375 million for a portion of this amount during the first nine months of fiscal 2016. The balance of the first milestone payment is expected to be paid primarily through the end of fiscal 2016. The second milestone payment, to the extent earned, is expected to be paid primarily during the first half of fiscal 2017.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $199 million as of April 30, 2016, compared with $205 million as of July 25, 2015.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of April 30, 2016 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 30, 2016 and April 25, 2015 was $0.9 billion and $0.5 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of April 30, 2016 and July 25, 2015, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 30, 2016. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of April 30, 2016. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. As of April 30, 2016, approximately 51% of our fixed income securities balance consisted of U.S. government and U.S. government agency securities. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 30, 2016, our financing receivables had a carrying value of $8.6 billion, compared with $8.3 billion as of July 25, 2015. As of April 30, 2016, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 30, 2016, we had $28.4 billion in principal amount of senior notes outstanding, which consisted of $3.4 billion floating-rate notes and $25.0 billion fixed-rate notes. The carrying amount of the senior notes was $28.6 billion, and the related fair value based on market prices was $30.6 billion. As of April 30, 2016, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $9.9 billion of hedged debt, by a decrease or increase of approximately $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 30, 2016 and July 25, 2015 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 30, 2016	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,079	$1,234	$1,388	$1,542	$1,696	$1,850	$2,005

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 25, 2015	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,096	$1,252	$1,409	$1,565	$1,722	$1,878	$2,035

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 30, 2016, the total carrying amount of our investments in privately held companies was $976 million, compared with $897 million at July 25, 2015. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2016		July 25, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,063	$7	$1,988	$(5)
Sold	$498	$—	$614	$2
Option contracts:
Purchased	$265	$3	$422	$6
Sold	$237	$(1)	$392	$(3)
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, as was the case during the first nine months of fiscal 2016 on a year-over-year basis, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations.
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2016, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $481 million, or approximately 3.6%, compared with the first nine months of fiscal 2015. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. This claim was dismissed on its merits during the third quarter of fiscal 2016.
The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $233 million for the alleged evasion of import and other taxes, $1.2 billion for interest, and $1.1 billion for various penalties, all determined using an exchange rate as of April 30, 2016. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
Russia and the Commonwealth of Independent States At the request of the U.S. Securities and Exchange Commission (“SEC”) and the U.S. Department of Justice, we are conducting an investigation into allegations which we and those agencies received regarding possible violations of the U.S. Foreign Corrupt Practices Act involving business activities of our operations in Russia and certain of the Commonwealth of Independent States, and by certain resellers of our products in those countries. We take any such allegations very seriously and are fully cooperating with and sharing the results of our investigation with the SEC and the Department of Justice. While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. The countries that are the subject of the investigation collectively comprise less than 2% of our revenues.
Backflip Software Backflip Software, Inc. (“Backflip”) has asserted contract, tort, and fraud claims against us in Santa Clara County, California Superior Court. The proceeding was instituted on March 5, 2013. Backflip alleges that we conspired with Backflip's then-CEO to allow us to access and use Backflip's source code via a pre-existing source code escrow agreement, and that, subsequently, we used that source code in violation of trade secret law and the parties' software license agreement. Backflip has also sued the escrow company, NCC Group, Inc., for breach of contract based on the same allegations.  Backflip seeks compensatory and punitive damages.  Trial is set for September 12, 2016.  We believe that we have strong arguments that we were entitled to the source code under the parties’ software license agreement.  In addition, if the jury were to find for Backflip on some or all of its claims, we believe that damages would not be material given the minimal value of Backflip and its intellectual property that we are alleged to have misappropriated.  However, due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware, accusing our products and services in the area of network intrusion detection of infringing two U.S. patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. The trial on these claims began on May 2, 2016 and on May 12, 2016 the jury returned a verdict finding willful infringement of the asserted patents. The jury awarded SRI damages of $23.7 million and the Court will decide whether to award enhanced damages and attorneys’ fees and whether an ongoing royalty should be awarded through the expiration of the patents in 2018. In June 2016, we plan to file post-trial motions and also intend to pursue an appeal to the United States Court of Appeals for the Federal Circuit on various grounds. We believe we have strong arguments to overturn the jury verdict and/or reduce the damages award. While the ultimate outcome of the case may still result in a loss, we do not expect it to be material.
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against us in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that our AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from us. A trial is set for September 6, 2016. We believe we have strong arguments that our products do not infringe and the patent is invalid. If a jury were to find that our AnyConnect products infringe and the patent is not invalid, we believe damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding the litigation process, however, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. We also note that on February 23, 2016, a multi-judge panel of the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office instituted proceedings to review whether the patent SSL has asserted against us is valid over prior art. The PTAB found a reasonable likelihood that we would prevail in showing that the patent claims are unpatentable. The PTAB has scheduled the hearing on our review petition for November 16, 2016.
Kangtega Cisco Systems GmbH (“Cisco GmbH”) is subject to patent claims by Kangtega GmbH (“Kangtega”), instituted on June 6, 2013, alleging that Cisco GmbH infringes in Germany a European Patent by marketing, in Germany, network intrusion-detection, or firewall, products known as the “ASA” firewall offering. On April 29, 2014, the Mannheim Regional Court dismissed the infringement action finding no infringement by Cisco GmbH of the asserted patent. On July 13, 2016, a court of appeal in Germany (Oberlandesgericht Karlsruhe) will hear an appeal of that judgment.   Kangtega seeks an injunction which would prohibit Cisco GmbH’s activities in Germany with respect to the ASA firewall offering unless Cisco GmbH takes a license from Kangtega or Cisco redesigns the products. We believe the lower court ruling was correct and should be affirmed.  We do not anticipate that the outcome of the case would be material. However, due to uncertainty surrounding the litigation process, we are unable to reasonably estimate the outcome of the appeal and any subsequent appeals to a higher court at this time.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, and although we did see improvement in sales in several of our emerging countries in the first nine months of fiscal 2016, we continue to assess the sustainability of improvements in these countries.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the first nine months of fiscal 2016, our level of product gross margins have declined in certain prior periods and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Sales to the service provider market decreased in the first and third quarters of fiscal 2016, and at various times in the past, including in fiscal 2014 and fiscal 2015, we experienced significant weakness in sales to service providers. We could again experience declines in sales to the service provider market and, as has been the case in the past, such sales weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn or periods of economic uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
WE HAVE MADE AND EXPECT TO CONTINUE TO MAKE ACQUISITIONS THAT COULD DISRUPT OUR OPERATIONS AND HARM OUR OPERATING RESULTS
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:

•
Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products

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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income. For example, in the second quarter of fiscal 2014, we recorded a pre-tax charge of $655 million related to the expected remediation costs for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. The corresponding liability was reduced by $164 million and $74 million related to adjustments recorded in the third quarter of fiscal 2015 and 2016, respectively.

DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Although sales in several of our emerging countries decreased in recent periods, including in fiscal 2014 and fiscal 2015, several of our emerging countries generally have been relatively fast growing, and we have announced plans to expand our commitments and expectations in certain of those countries. Although we saw positive business momentum in certain emerging countries during the first nine months of fiscal 2016, we continue to assess the sustainability of improvements in these countries. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES
Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition, including "net neutrality" rules to the extent they impact decisions on investment in network infrastructure.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In the first quarter of fiscal 2013, the Brazilian federal tax authorities asserted an additional claim against our Brazilian subsidiary based on a theory of joint liability with respect to an alleged underpayment of income taxes, social taxes, interest, and penalties by a Brazilian distributor. This claim was dismissed on its merits during the third quarter of fiscal 2016. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $233 million for the alleged evasion of import and other taxes, $1.2 billion for interest, and $1.1 billion for various penalties, all determined using an exchange rate as of April 30, 2016. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the third quarter of fiscal 2016, we have senior unsecured notes outstanding in an aggregate principal amount of $28.4 billion that mature at specific dates from calendar year 2017 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of April 30, 2016. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $3.4 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 24, 2016 to February 27, 2016	24	$23.73	24	$16,283
February 28, 2016 to March 26, 2016	3	$26.87	3	$16,203
March 27, 2016 to April 30, 2016	—	$—	—	$16,203
Total	27	$24.08	27
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 30, 2016, our Board of Directors had authorized the repurchase of up to $112 billion of common stock under this program. As of April 30, 2016, we had repurchased and retired 4.6 billion shares of our common stock at an average price of $20.99 per share for an aggregate purchase price of $95.8 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $16.2 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

4.1	Form of Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed February 29, 2016)
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 000-18225) filed February 18, 2016)
10.2
Underwriting Agreement, dated February 22, 2016, among the Company and Barclays Capital Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed February 24, 2016)

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

Cisco Systems, Inc.

Date:	May 24, 2016	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

4.1	Form of Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed February 29, 2016)
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements) (incorporated by reference to Exhibit 10.1 of Form 10-Q (File No. 000-18225) filed February 18, 2016)
10.2
Underwriting Agreement, dated February 22, 2016, among the Company and Barclays Capital Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Wells Fargo Securities, LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed February 24, 2016)

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