Form 10-Q
period 2016-10-29
CISCO SYSTEMS, INC.
filed 2016-11-22
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 17, 2016: 5,019,758,934
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 29, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 29, 2016	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,583	$7,631
Investments	62,385	58,125
Accounts receivable, net of allowance for doubtful accounts of $247 at October 29, 2016 and $249 at July 30, 2016	4,805	5,847
Inventories	1,176	1,217
Financing receivables, net	4,541	4,272
Other current assets	1,651	1,627
Total current assets	83,141	78,719
Property and equipment, net	3,499	3,506
Financing receivables, net	4,784	4,158
Goodwill	26,823	26,625
Purchased intangible assets, net	2,297	2,501
Deferred tax assets	4,057	4,299
Other assets	1,686	1,844
TOTAL ASSETS	$126,287	$121,652
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,155	$4,160
Accounts payable	996	1,056
Income taxes payable	32	517
Accrued compensation	2,619	2,951
Deferred revenue	10,215	10,155
Other current liabilities	5,200	6,072
Total current liabilities	23,217	24,911
Long-term debt	30,634	24,483
Income taxes payable	883	925
Deferred revenue	6,736	6,317
Other long-term liabilities	1,404	1,431
Total liabilities	62,874	58,067
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,024 and 5,029 shares issued and outstanding at October 29, 2016 and July 30, 2016, respectively	44,236	44,516
Retained earnings	19,694	19,396
Accumulated other comprehensive income (loss)	(524)	(326)
Total Cisco shareholders’ equity	63,406	63,586
Noncontrolling interests	7	(1)
Total equity	63,413	63,585
TOTAL LIABILITIES AND EQUITY	$126,287	$121,652
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 29, 2016	October 24, 2015
REVENUE:
Product	$9,302	$9,844
Service	3,050	2,838
Total revenue	12,352	12,682
COST OF SALES:
Product	3,403	3,853
Service	1,065	997
Total cost of sales	4,468	4,850
GROSS MARGIN	7,884	7,832
OPERATING EXPENSES:
Research and development	1,545	1,560
Sales and marketing	2,418	2,443
General and administrative	555	539
Amortization of purchased intangible assets	78	69
Restructuring and other charges	411	142
Total operating expenses	5,007	4,753
OPERATING INCOME	2,877	3,079
Interest income	295	225
Interest expense	(198)	(159)
Other income (loss), net	(21)	(8)
Interest and other income (loss), net	76	58
INCOME BEFORE PROVISION FOR INCOME TAXES	2,953	3,137
Provision for income taxes	631	707
NET INCOME	$2,322	$2,430

Net income per share:
Basic	$0.46	$0.48
Diluted	$0.46	$0.48
Shares used in per-share calculation:
Basic	5,027	5,080
Diluted	5,066	5,113

Cash dividends declared per common share	$0.26	$0.21
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 29, 2016	October 24, 2015
Net income	$2,322	$2,430
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $81 and $56 for the three months ended October 29, 2016 and October 24, 2015, respectively	(121)	(100)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $5 and $0 for the three months ended October 29, 2016 and October 24, 2015, respectively	(10)	1
	(131)	(99)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $3 for each of the three months ended October 29, 2016 and October 24, 2015, respectively	(43)	(1)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(1) for each of the three months ended October 29, 2016 and October 24, 2015, respectively	11	2
	(32)	1
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(1) and $(39) for the three months ended October 29, 2016, and October 24, 2015, respectively	(27)	(216)
Other comprehensive income (loss)	(190)	(314)
Comprehensive income	2,132	2,116
Comprehensive (income) loss attributable to noncontrolling interests	(8)	1
Comprehensive income attributable to Cisco Systems, Inc.	$2,124	$2,117
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 29, 2016	October 24, 2015
Cash flows from operating activities:
Net income	$2,322	$2,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	599	507
Share-based compensation expense	372	376
Provision for receivables	15	7
Deferred income taxes	158	193
Excess tax benefits from share-based compensation	(91)	(73)
(Gains) losses on investments and other, net	32	(4)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,049	631
Inventories	44	130
Financing receivables	(900)	(206)
Other assets	191	129
Accounts payable	(63)	4
Income taxes, net	(440)	(315)
Accrued compensation	(333)	(434)
Deferred revenue	462	(19)
Other liabilities	(687)	(590)
Net cash provided by operating activities	2,730	2,766
Cash flows from investing activities:
Purchases of investments	(18,667)	(10,823)
Proceeds from sales of investments	11,337	6,675
Proceeds from maturities of investments	2,449	4,133
Acquisition of businesses, net of cash and cash equivalents acquired	(251)	(614)
Purchases of investments in privately held companies	(38)	(78)
Return of investments in privately held companies	24	24
Acquisition of property and equipment	(275)	(262)
Proceeds from sales of property and equipment	2	6
Other	23	(11)
Net cash used in investing activities	(5,396)	(950)
Cash flows from financing activities:
Issuances of common stock	88	385
Repurchases of common stock—repurchase program	(1,023)	(1,210)
Shares repurchased for tax withholdings on vesting of restricted stock units	(401)	(382)
Short-term borrowings, original maturities less than 90 days, net	—	(4)
Issuances of debt	6,232	—
Repayments of debt	(1)	(852)
Excess tax benefits from share-based compensation	91	73
Dividends paid	(1,308)	(1,068)
Other	(60)	123
Net cash provided by (used in) financing activities	3,618	(2,935)
Net increase (decrease) in cash and cash equivalents	952	(1,119)
Cash and cash equivalents, beginning of period	7,631	6,877
Cash and cash equivalents, end of period	$8,583	$5,758

Supplemental cash flow information:
Cash paid for interest	$248	$264
Cash paid for income taxes, net	$913	$828
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			2,322		2,322		2,322
Other comprehensive income (loss)				(198)	(198)	8	(190)
Issuance of common stock	40	88			88		88
Repurchase of common stock	(32)	(285)	(716)		(1,001)		(1,001)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(401)			(401)		(401)
Cash dividends declared ($0.26 per common share)			(1,308)		(1,308)		(1,308)
Tax effects from employee stock incentive plans		(60)			(60)		(60)
Share-based compensation		372			372		372
Purchase acquisitions and other		6			6		6
BALANCE AT OCTOBER 29, 2016	5,024	$44,236	$19,694	$(524)	$63,406	$7	$63,413

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			2,430		2,430		2,430
Other comprehensive income (loss)				(313)	(313)	(1)	(314)
Issuance of common stock	57	385			385		385
Repurchase of common stock	(45)	(386)	(821)		(1,207)		(1,207)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(382)			(382)		(382)
Cash dividends declared ($0.21 per common share)			(1,068)		(1,068)		(1,068)
Tax effects from employee stock incentive plans		39			39		39
Share-based compensation		376			376		376
Purchase acquisitions and other		19			19		19
BALANCE AT OCTOBER 24, 2015	5,082	$43,643	$16,586	$(252)	$59,977	$8	$59,985

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 29, 2016, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program with no termination date. For additional information regarding stock repurchase, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,623	$24,180	$73,418	$97,598
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2017 is a 52-week fiscal year, and fiscal 2016 was a 53-week fiscal year. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The accompanying financial data as of October 29, 2016 and for the three months ended October 29, 2016 and October 24, 2015 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 30, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 29, 2016; the results of operations, the statements of comprehensive income, the statements of cash flows and equity for the three months ended October 29, 2016 and October 24, 2015 as applicable, have been made. The results of operations for the three months ended October 29, 2016 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements
(a) New Accounting Updates Recently Adopted
Consolidation of Certain Types of Legal Entities In February 2015, the FASB issued an accounting standard update that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The accounting standard update became effective for the Company beginning in the first quarter of fiscal 2017. The application of this accounting standard update did not have any impact on the Company's Consolidated Balance Sheet or Statement of Operations upon adoption, but the Company has provided additional disclosures in Note 8 pursuant to this accounting standard update.
(b) Recent Accounting Standards or Updates Not Yet Effective
Revenue Recognition In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standard update related to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. This accounting standard update, as amended, will be effective for the Company beginning in the first quarter of fiscal 2019. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective basis"). Early adoption is permitted, but no earlier than fiscal 2018. The Company expects to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2019, and it is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

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
Income Taxes on Intra-Entity Transfers of Assets In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

3.	Acquisitions and Divestitures
The Company completed three acquisitions during the three months ended October 29, 2016. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Purchased Intangible Assets	Goodwill
CloudLock	$249	$36	$213
Others (two in total)	9	5	4
Total	$258	$41	$217
On August 1, 2016, the Company completed its acquisition of privately held CloudLock Inc. ("CloudLock"), a provider of cloud security that specializes in cloud access security broker technology that provides enterprises with visibility and analytics around user behavior and sensitive data in cloud services. Revenue from the CloudLock acquisition has been included in the Company's Security product category.
The total purchase consideration related to the Company’s acquisitions completed during the three months ended October 29, 2016 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $1 million. Total transaction costs related to the Company’s acquisition activities were $1 million

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and $5 million for the three months ended October 29, 2016 and October 24, 2015, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s acquisitions completed during the three months ended October 29, 2016 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 29, 2016 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 29, 2016 (in millions):

	Balance at			Balance at
	July 30, 2016	Acquisitions	Other	October 29, 2016
Americas	$16,529	$132	$(13)	$16,648
EMEA	6,269	62	(4)	6,327
APJC	3,827	23	(2)	3,848
Total	$26,625	$217	$(19)	$26,823
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the three months ended October 29, 2016 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
CloudLock	6.0	$32	4.0	$3	1.5	$1	$—	$36
Others (two in total)	3.0	5	0.0	—	0.0	—	—	5
Total		$37		$3		$1	$—	$41
The following tables present details of the Company’s purchased intangible assets (in millions):

October 29, 2016	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,861	$(1,334)	$1,527
Customer relationships	1,737	(1,220)	517
Other	58	(21)	37
Total purchased intangible assets with finite lives	4,656	(2,575)	2,081
In-process research and development, with indefinite lives	216	—	216
Total	$4,872	$(2,575)	$2,297

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 30, 2016	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,038	$(1,391)	$1,647
Customer relationships	1,793	(1,203)	590
Other	85	(43)	42
Total purchased intangible assets with finite lives	4,916	(2,637)	2,279
In-process research and development, with indefinite lives	222	—	222
Total	$5,138	$(2,637)	$2,501
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets for the three months ended October 29, 2016 were $42 million. Impairment charges were primarily as a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets. Of these impairment charges, $38 million was recorded to restructuring and other charges upon the Company's decision to exit certain product lines, and the corresponding elimination of future associated cash flows. There were no impairment charges related to purchased intangible assets for the corresponding period in fiscal 2016.
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Amortization of purchased intangible assets:
Cost of sales	$129	$146
Operating expenses
Amortization of purchased intangible assets	78	69
Restructuring and other charges	38	—
Total	$245	$215
The estimated future amortization expense of purchased intangible assets with finite lives as of October 29, 2016 is as follows (in millions):

Fiscal Year	Amount
2017 (remaining nine months)	$524
2018	579
2019	493
2020	281
2021	137
Thereafter	67
Total	$2,081

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
In August 2016, the Company announced a restructuring plan (the "Fiscal 2017 Plan") that will impact up to 5,500 employees, representing approximately 7% of its global workforce. The Company's aggregate pretax estimated charges pursuant to the restructuring plan are expected to be up to $700 million, consisting primarily of severance and other one-time termination benefits, and other associated costs. These charges are primarily cash-based, and the Company expects the Fiscal 2017 Plan to be substantially completed by the end of fiscal 2017.
In connection with a restructuring action announced in August 2014 (the “Fiscal 2015 Plan”), the Company incurred cumulative charges of approximately $756 million. The Company completed the Fiscal 2015 Plan in fiscal 2016.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2015 AND PRIOR PLANS		FISCAL 2017 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2016	$21	$24	$—	$—	$45
Charges	—	—	369	42	411
Cash payments	(12)	—	(257)	(1)	(270)
Non-cash items	(4)	(2)	—	(41)	(47)
Liability as of October 29, 2016	$5	$22	$112	$—	$139

	FISCAL 2015 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 25, 2015	$60	$29	$89
Charges	125	17	142
Cash payments	(123)	(6)	(129)
Non-cash items	—	(16)	(16)
Liability as of October 24, 2015	$62	$24	$86

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 29, 2016	July 30, 2016
Inventories:
Raw materials	$111	$91
Finished goods:
Distributor inventory and deferred cost of sales	481	457
Manufactured finished goods	328	415
Total finished goods	809	872
Service-related spares	237	236
Demonstration systems	19	18
Total	$1,176	$1,217

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,819	$4,778
Computer equipment and related software	1,292	1,288
Production, engineering, and other equipment	5,708	5,658
Operating lease assets	301	296
Furniture and fixtures	548	543
Total gross property and equipment	12,668	12,563
Less: accumulated depreciation and amortization	(9,169)	(9,057)
Total	$3,499	$3,506

Deferred revenue:
Service	$10,424	$10,621
Product:
Deferred revenue related to recurring software and subscription businesses	3,801	3,308
Deferred revenue related to two-tier distributors	439	377
Other product deferred revenue	2,287	2,166
Total product deferred revenue	6,527	5,851
Total	$16,951	$16,472
Reported as:
Current	$10,215	$10,155
Noncurrent	6,736	6,317
Total	$16,951	$16,472

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Operating Leases

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts and other. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Loan receivables represent financing arrangements related to the sale of the Company’s products and services, which may include additional funding for other costs associated with network installation and integration of the Company’s products and services. Lease receivables consist of arrangements with terms of four years on average, while loan receivables generally have terms of up to three years. The financed service contracts and other category includes financing receivables related to technical support and advanced services, software, and receivables related to financing of certain indirect costs associated with leases. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.
A summary of the Company's financing receivables is presented as follows (in millions):

October 29, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,202	$2,236	$4,239	$9,677
Residual value	197	—	—	197
Unearned income	(163)	—	—	(163)
Allowance for credit loss	(227)	(111)	(48)	(386)
Total, net	$3,009	$2,125	$4,191	$9,325
Reported as:
Current	$1,504	$1,021	$2,016	$4,541
Noncurrent	1,505	1,104	2,175	4,784
Total, net	$3,009	$2,125	$4,191	$9,325

July 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,272	$2,135	$3,370	$8,777
Residual value	202	—	—	202
Unearned income	(174)	—	—	(174)
Allowance for credit loss	(230)	(97)	(48)	(375)
Total, net	$3,070	$2,038	$3,322	$8,430
Reported as:
Current	$1,490	$988	$1,794	$4,272
Noncurrent	1,580	1,050	1,528	4,158
Total, net	$3,070	$2,038	$3,322	$8,430
As of October 29, 2016 and July 30, 2016, the deferred service revenue related to "Financed Service Contracts and Other" was $2,371 million and $1,716 million, respectively.
Future minimum lease payments to the Company on lease receivables as of October 29, 2016 are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining nine months)	$1,222
2018	1,066
2019	587
2020	260
2021	65
Thereafter	2
Total	$3,202
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of October 29, 2016 and July 30, 2016 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 29, 2016	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,652	$1,293	$94	$3,039
Loan receivables	1,081	976	179	2,236
Financed service contracts and other	2,898	1,313	28	4,239
Total	$5,631	$3,582	$301	$9,514

	INTERNAL CREDIT RISK RATING
July 30, 2016	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,703	$1,294	$101	$3,098
Loan receivables	986	967	182	2,135
Financed service contracts and other	2,077	1,271	22	3,370
Total	$4,766	$3,532	$305	$8,603
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of October 29, 2016 and July 30, 2016 were $2,779 million and $2,112 million, respectively, and they were associated with total financing receivables before allowance for credit loss of $9,711 million and $8,805 million as of their respective period ends.
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of October 29, 2016 and July 30, 2016 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 29, 2016	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$86	$70	$249	$405	$2,634	$3,039	$55	$55
Loan receivables	25	23	95	143	2,093	2,236	42	42
Financed service contracts and other	317	338	367	1,022	3,217	4,239	29	9
Total	$428	$431	$711	$1,570	$7,944	$9,514	$126	$106

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2016	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$111	$25	$251	$387	$2,711	$3,098	$60	$60
Loan receivables	30	9	37	76	2,059	2,135	42	42
Financed service contracts and other	213	152	565	930	2,440	3,370	30	10
Total	$354	$186	$853	$1,393	$7,210	$8,603	$132	$112
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $436 million and $670 million as of October 29, 2016 and July 30, 2016, respectively.
As of October 29, 2016, the Company had financing receivables of $236 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $144 million as of July 30, 2016.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions	(4)	12	—	8
Foreign exchange and other	1	2	—	3
Allowance for credit loss as of October 29, 2016	$227	$111	$48	$386

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions	—	4	—	4
Recoveries (write-offs), net	(4)	—	(3)	(7)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of October 24, 2015	$255	$90	$33	$378
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 29, 2016 and July 30, 2016, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	October 29, 2016	July 30, 2016
Operating lease assets	$301	$296
Accumulated depreciation	(168)	(161)
Operating lease assets, net	$133	$135
Minimum future rentals on noncancelable operating leases as of October 29, 2016 are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining nine months)	$179
2018	142
2019	53
2020	8
2021	4
Thereafter	1
Total	$387

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

October 29, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$25,905	$24	$(33)	$25,896
U.S. government agency securities	2,619	4	(1)	2,622
Non-U.S. government and agency securities	1,104	1	(1)	1,104
Corporate debt securities	29,046	177	(60)	29,163
U.S. agency mortgage-backed securities	2,069	16	(2)	2,083
Total fixed income securities	60,743	222	(97)	60,868
Publicly traded equity securities	1,225	346	(54)	1,517
Total (1)	$61,968	$568	$(151)	$62,385

July 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$26,473	$73	$(2)	$26,544
U.S. government agency securities	2,809	8	—	2,817
Non-U.S. government and agency securities	1,096	4	—	1,100
Corporate debt securities	24,044	263	(15)	24,292
U.S. agency mortgage-backed securities	1,846	22	—	1,868
Total fixed income securities	56,268	370	(17)	56,621
Publicly traded equity securities	1,211	333	(40)	1,504
Total (1)	$57,479	$703	$(57)	$58,125
(1) Includes investments that were pending settlement as of the respective fiscal years. The net unsettled investment purchases were $328 million and $654 million as of October 29, 2016 and July 30, 2016, respectively.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Gross realized gains	$30	$35
Gross realized losses	(15)	(36)
Total	$15	$(1)
The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Net gains/(losses) on investments in publicly traded equity securities	$5	$(9)
Net gains/(losses) on investments in fixed income securities	10	8
Total	$15	$(1)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 29, 2016 and July 30, 2016 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 29, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$11,766	$(33)	$100	$—	$11,866	$(33)
U.S. government agency securities	596	(1)	—	—	596	(1)
Non-U.S. government and agency securities	498	(1)	—	—	498	(1)
Corporate debt securities	9,013	(57)	572	(3)	9,585	(60)
U.S. agency mortgage-backed securities	594	(2)	—	—	594	(2)
Total fixed income securities	22,467	(94)	672	(3)	23,139	(97)
Publicly traded equity securities	291	(53)	3	(1)	294	(54)
Total	$22,758	$(147)	$675	$(4)	$23,433	$(151)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,414	$(2)	$—	$—	$2,414	$(2)
U.S. government agency securities	144	—	—	—	144	—
Non-U.S. government and agency securities	61	—	—	—	61	—
Corporate debt securities	2,499	(7)	1,208	(8)	3,707	(15)
U.S. agency mortgage-backed securities	174	—	—	—	174	—
Total fixed income securities	5,292	(9)	1,208	(8)	6,500	(17)
Publicly traded equity securities	188	(40)	—	—	188	(40)
Total	$5,480	$(49)	$1,208	$(8)	$6,688	$(57)
As of October 29, 2016, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 29, 2016, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 29, 2016.
The Company has evaluated its publicly traded equity securities as of October 29, 2016 and has determined that there was no indication of other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of October 29, 2016 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$12,967	$12,977
Due in 1 to 2 years	17,042	17,071
Due in 2 to 5 years	25,125	25,230
Due after 5 years	3,540	3,507
Mortgage-backed securities with no single maturity	2,069	2,083
Total	$60,743	$60,868

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 29, 2016 and October 24, 2015 was $1.5 billion and $0.5 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 29, 2016 and July 30, 2016, the Company had no outstanding securities lending transactions.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of October 29, 2016 and July 30, 2016, the amounts are summarized in the following table (in millions):

	October 29, 2016	July 30, 2016
Equity method investments	$162	$174
Cost method investments	829	829
Total	$991	$1,003
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and has determined that as of October 29, 2016, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.
As discussed in Note 2, during the first quarter of fiscal 2017, the Company adopted a new accounting standard update related to the consolidation of certain types of legal entities. As of October 29, 2016, the carrying value of the Company's investments in privately held companies was $991 million, of which $609 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, the Company has additional funding commitments of $189 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent the Company's maximum exposure related to these variable interest entities.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of October 29, 2016 and July 30, 2016 were as follows (in millions):

	OCTOBER 29, 2016 FAIR VALUE MEASUREMENTS				JULY 30, 2016 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,749	$—	$—	$6,749	$6,049	$—	$—	$6,049
Corporate debt securities	—	—	—	—	—	43	—	43
Available-for-sale investments:
U.S. government securities	—	25,896	—	25,896	—	26,544	—	26,544
U.S. government agency securities	—	2,622	—	2,622	—	2,817	—	2,817
Non-U.S. government and agency securities	—	1,104	—	1,104	—	1,100	—	1,100
Corporate debt securities	—	29,163	—	29,163	—	24,292	—	24,292
U.S. agency mortgage-backed securities	—	2,083	—	2,083	—	1,868	—	1,868
Publicly traded equity securities	1,517	—	—	1,517	1,504	—	—	1,504
Derivative assets	—	292	—	292	—	384	1	385
Total	$8,266	$61,160	$—	$69,426	$7,553	$57,048	$1	$64,602
Liabilities:
Derivative liabilities	$—	$85	$—	$85	$—	$54	$—	$54
Total	$—	$85	$—	$85	$—	$54	$—	$54
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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED
	October 29, 2016	October 24, 2015
Investments in privately held companies (impaired)	$(47)	$(17)
Purchased intangible assets (impaired)	(42)	—
Total gains (losses) for nonrecurring measurements	$(89)	$(17)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $46 million and $6 million as of October 29, 2016 and October 24, 2015, respectively.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was $11 million and zero as of October 29, 2016 and October 24, 2015.

(d) Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $829 million as of each of October 29, 2016 and July 30, 2016. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of October 29, 2016 and July 30, 2016 was $3.3 billion and $2.6 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 29, 2016, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of October 29, 2016, the fair value of the Company’s senior notes and other long-term debt was $36.5 billion with a carrying amount of $34.8 billion. This compares to a fair value of $30.9 billion and a carrying amount of $28.6 billion as of July 30, 2016. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 29, 2016		July 30, 2016
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,155	1.08%	$4,159	0.97%
Other notes and borrowings	—	—	1	2.08%
Total short-term debt	$4,155		$4,160
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
The Company has established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company did not have any commercial paper notes outstanding as of each of October 29, 2016 and July 30, 2016.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			October 29, 2016		July 30, 2016
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.28%	March 3, 2017		$1,000	1.18%	$1,000	1.03%
Three-month LIBOR plus 0.60%	February 21, 2018		1,000	1.48%	1,000	1.32%
Three-month LIBOR plus 0.31%	June 15, 2018		900	1.23%	900	1.03%
Three-month LIBOR plus 0.50%	March 1, 2019		500	1.40%	500	1.23%
Three-month LIBOR plus 0.34%	September 20, 2019	(1)	500	1.24%	—	—
Fixed-rate notes:
1.10%	March 3, 2017		2,400	0.93%	2,400	0.87%
3.15%	March 14, 2017		750	1.42%	750	1.22%
1.40%	February 28, 2018		1,250	1.47%	1,250	1.47%
1.65%	June 15, 2018		1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019		2,000	4.78%	2,000	4.76%
1.60%	February 28, 2019		1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019		1,750	1.14%	1,750	1.08%
1.40%	September 20, 2019	(1)	1,500	1.48%	—	—
4.45%	January 15, 2020		2,500	3.29%	2,500	3.25%
2.45%	June 15, 2020		1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021		2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021		500	1.31%	500	1.24%
1.85%	September 20, 2021	(1)	2,000	1.90%	—	—
3.00%	June 15, 2022		500	1.56%	500	1.51%
2.60%	February 28, 2023		500	2.68%	500	2.68%
2.20%	September 20, 2023	(1)	750	2.27%	—	—
3.625%	March 4, 2024		1,000	1.42%	1,000	1.36%
3.50%	June 15, 2025		500	1.72%	500	1.67%
2.95%	February 28, 2026		750	3.01%	750	3.01%
2.50%	September 20, 2026	(1)	1,500	2.55%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Total			34,650		28,400
Unaccreted discount/issuance costs			(150)		(137)
Hedge accounting fair value adjustments			289		379
Total			$34,789		$28,642

Reported as:
Current portion of long-term debt			$4,155		$4,159
Long-term debt			30,634		24,483
Total			$34,789		$28,642
(1) In September 2016, the Company issued senior notes for an aggregate principal amount of $6.25 billion.
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 29, 2016, the Company was in compliance with all debt covenants.
As of October 29, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining nine months)	$4,150
2018	4,750
2019	5,250
2020	6,000
2021	3,000
Thereafter	11,500
Total	$34,650

(c)	Credit Facility
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
The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. As of October 29, 2016, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 29, 2016	July 30, 2016	Balance Sheet Line Item	October 29, 2016	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$5	$7	Other current liabilities	$83	$53
Interest rate derivatives	Other current assets	6	11	Other current liabilities	—	—
Interest rate derivatives	Other assets	280	366	Other long-term liabilities	—	—
Total		291	384		83	53
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	—	Other current liabilities	2	1
Equity derivatives/warrants	Other assets	—	1	Other long-term liabilities	—	—
Total		1	1		2	1
Total		$292	$385		$85	$54

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	October 29, 2016	October 24, 2015	Line Item in Statements of Operations	October 29, 2016	October 24, 2015
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(46)	$(4)	Operating expenses	$(9)	$(2)
			Cost of sales—service	(3)	(1)
Total	$(46)	$(4)		$(12)	$(3)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$9	$—	Other income (loss), net	$—	$—

As of October 29, 2016, the Company estimates that approximately $78 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income ("AOCI") will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 29, 2016	October 24, 2015	October 29, 2016	October 24, 2015
Interest rate derivatives	Interest expense	$(91)	$127	$90	$(125)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 29, 2016	October 24, 2015
Foreign currency derivatives	Other income (loss), net	$(16)	$4
Total return swaps—deferred compensation	Operating expenses	(3)	(16)
Equity derivatives	Other income (loss), net	1	10
Total		$(18)	$(2)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 29, 2016	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$2,385	$2,683
Interest rate derivatives	9,900	9,900
Net investment hedging instruments	290	298
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,107	2,057
Total return swaps—deferred compensation	497	476
Total	$15,179	$15,414

(b)	Offsetting of Derivative Instruments
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

	October 29, 2016
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$292	$—	$292	$(30)	$(242)	$20
Derivatives liabilities	$85	$—	$85	$(30)	$—	$55

	July 30, 2016
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$385	$—	$385	$(23)	$(305)	$57
Derivatives liabilities	$54	$—	$54	$(23)	$—	$31

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 29, 2016 and July 30, 2016, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the three months ended October 29, 2016, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2017 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current assets and other assets.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, Germany, India, Israel, Japan, the Netherlands and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 29, 2016 are as follows (in millions):

Fiscal Year	Amount
2017 (remaining nine months)	$280
2018	292
2019	178
2020	128
2021	76
Thereafter	162
Total	$1,116

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 29, 2016 and July 30, 2016, the Company had total purchase commitments for inventory of $3,920 million and $3,896 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 29, 2016 and July 30, 2016, the liability for these purchase commitments was $161 million and $159 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Compensation expense related to acquisitions	$64	$73
As of October 29, 2016, the Company estimated that future cash compensation expense of up to $299 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. ("Insieme"), as more fully discussed immediately below.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

remaining interests in Insieme. In addition, the noncontrolling interest holders could require the Company to purchase their shares upon the occurrence of certain events.
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $20 million and $51 million during the three months ended October 29, 2016 and October 24, 2015, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting will result in additional compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $834 million (which includes the $803 million that has been expensed to date), net of forfeitures. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $323 million and $291 million during the first quarters of fiscal 2017 and fiscal 2016, respectively. As of October 29, 2016, the Company paid a total of approximately $712 million pursuant to these two milestone payments.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Balance at beginning of period	$414	$449
Provisions for warranty issued	176	160
Adjustments for pre-existing warranties	—	(10)
Settlements	(177)	(166)
Balance at end of period	$413	$433
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.9 billion for each of the three months ended October 29, 2016 and October 24, 2015. The balance of the channel partner financing subject to guarantees was $1.0 billion and $1.1 billion as of October 29, 2016 and July 30, 2016, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $6 million and $23 million for the three months ended October 29, 2016 and October 24, 2015, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 29, 2016 and July 30, 2016, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 29, 2016	July 30, 2016
Maximum potential future payments relating to financing guarantees:
Channel partner	$248	$281
End user	88	96
Total	$336	$377
Deferred revenue associated with financing guarantees:
Channel partner	$(77)	$(85)
End user	(70)	(76)
Total	$(147)	$(161)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$189	$216
Other Guarantees The Company’s other guarantee arrangements as of October 29, 2016 and July 30, 2016 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
The Company has recorded in other current liabilities a liability for the expected remediation cost for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010. These components were widely used across the industry and are included in a number of the Company's products. Defects in some of these components have caused products to fail after a power cycle event.  Defect rates due to this issue have been and are expected to be low. However, the Company has seen a small number of its customers experience a growing number of failures in their networks as a result of this component problem. Although the majority of these products were beyond the Company's warranty terms, the Company has been proactively working with customers on mitigation. Prior to the second quarter of fiscal 2014, the Company had a liability of $63 million related to this issue for expected remediation costs based on the intended approach at that time. In February 2014, on the basis of the growing number of failures described above, the Company decided to expand its approach, which resulted in a charge to product cost of sales of $655 million being recorded for the second quarter of fiscal 2014. During fiscal 2016 and 2015, adjustments to product cost of sales of $74 million and $164 million, respectively, were recorded to reduce the liability, reflecting net lower than previously estimated future costs to remediate the impacted customer products. The supplier component remediation liability as of October 29, 2016 and July 30, 2016 was $265 million and $276 million, respectively.

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
The Company has been asked to provide indemnification in matters involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. in Kansas and Delaware. Sprint alleges that the service provider customers infringe Sprint’s patents by offering VoIP telephone services utilizing products provided by the Company and other manufacturers. Sprint seeks monetary damages. Sprint’s Kansas cases were stayed pending resolution of Sprint’s appeal of the Delaware court’s judgment that certain Sprint patents were invalid. The Court of Appeals for the Federal Circuit overturned the Delaware court’s judgment on September 23, 2016. As a result, Sprint’s Kansas cases are set for trial on February 13 and March 6, 2017 against Time Warner Cable and Comcast respectively, and its Delaware case was reset for trial on November 6, 2017 against Cox Communications.
The Company believes that the service providers have strong defenses and arguments that the Company's products do not infringe the patents and/or that Sprint's patents are invalid. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should Sprint prevail in litigation, mediation, or settlement, the Company, in accordance with its agreements, may have an obligation to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products. At this time, the Company does not anticipate that the outcome of the matters would be material.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $253 million for the alleged evasion of import and other taxes, $1.3 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of October 29, 2016. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
Backflip Software Backflip Software, Inc. brought claims against the Company as disclosed in the Company’s Form 10-K filed on September 8, 2016. Prior to the commencement of trial set for September 12, 2016, the parties executed a Settlement and Release Agreement resolving all aspects of the case and the Court dismissed the case in its entirety on October 17, 2016. The settlement did not have a material impact on the Company's results of operations.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that the Company's AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from the Company. On August 18, 2015, Cisco petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against the Company is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that Cisco would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. The PTAB held a hearing to review the Company's petition on November 15, 2016 and we are awaiting a decision. The district court issued an order on June 28, 2016 staying the district court case pending the final written decision from the PTAB. The Company believes it has strong arguments that the Company's products do not infringe and the patent is invalid. If the Company does not prevail and a jury were to find that the Company's AnyConnect products infringe, the Company believes damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, however, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

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
During the three months ended October 29, 2016, the Company declared and paid cash dividends of $0.26 per common share, or $1.3 billion, on the Company’s outstanding common stock. During the three months ended October 24, 2015, the Company declared and paid cash dividends of $0.21 per common share, or $1.1 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 29, 2016, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program, and the remaining authorized repurchase amount was $14.4 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2016	4,591	$21.04	$96,597
Repurchase of common stock under the stock repurchase program (1)	32	31.12	1,001
Cumulative balance at October 29, 2016	4,623	$21.11	$97,598
(1) There were $23 million of stock repurchases pending settlement as of October 29, 2016. There were $45 million of stock repurchases that were pending settlement as of July 30, 2016.
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
For the three months ended October 29, 2016 and October 24, 2015, the Company repurchased approximately 13 million and 15 million shares, or $401 million and $382 million, of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
(d) Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 29, 2016, the Company had three stock incentive plans: the 2005 Stock Incentive Plan (the “2005 Plan”); the Cisco Systems, Inc. SA Acquisition Long-Term Incentive Plan (the “SA Acquisition Plan”); and the Cisco Systems, Inc. WebEx Acquisition Long-Term Incentive Plan (the “WebEx Acquisition Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plans are summarized as follows:
2005 Plan    As of October 29, 2016, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from the 1996 Stock Incentive Plan, the SA Acquisition Plan, and the WebEx Acquisition Plan that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. Starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of October 29, 2016. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during each of the three months ended October 29, 2016 and October 24, 2015. As of October 29, 2016, 123 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Cost of sales—product	$21	$13
Cost of sales—service	33	38
Share-based compensation expense in cost of sales	54	51
Research and development	126	114
Sales and marketing	140	139
General and administrative	49	57
Restructuring and other charges	3	15
Share-based compensation expense in operating expenses	318	325
Total share-based compensation expense	$372	$376
Income tax benefit for share-based compensation	$105	$95
As of October 29, 2016, the total compensation cost related to unvested share-based awards not yet recognized was $2.7 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 25, 2015	276
Restricted stock, stock units, and other share-based awards granted	(96)
Share-based awards canceled/forfeited/expired	30
Shares withheld for taxes and not issued	30
Other	2
BALANCE AT JULY 30, 2016	242
Restricted stock, stock units, and other share-based awards granted	(16)
Share-based awards canceled/forfeited/expired	66
Shares withheld for taxes and not issued	19
BALANCE AT OCTOBER 29, 2016	311
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 25, 2015	143	$22.08
Granted and assumed	70	25.69
Vested	(54)	20.68	$1,428
Canceled/forfeited	(14)	22.86
UNVESTED BALANCE AT JULY 30, 2016	145	24.26
Granted and assumed	11	28.85
Vested	(36)	22.16	$1,120
Canceled/forfeited	(7)	24.62
UNVESTED BALANCE AT OCTOBER 29, 2016	113	$25.36

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 25, 2015	103	$28.68
Assumed from acquisitions	18	5.17
Exercised	(32)	19.22
Canceled/forfeited/expired	(16)	30.01
BALANCE AT JULY 30, 2016	73	26.78
Assumed from acquisitions	1	1.59
Exercised	(4)	19.92
Canceled/forfeited/expired	(55)	32.02
BALANCE AT OCTOBER 29, 2016	15	$9.10
The following table summarizes significant ranges of outstanding and exercisable stock options as of October 29, 2016 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	12	6.6	$5.60	$316	5	$5.35	$127
$ 20.01 – 25.00	1	0.3	23.37	3	1	23.37	3
$ 25.01 – 30.00	2	0.4	26.64	8	2	26.64	8
Total	15	5.6	$9.10	$327	8	$12.43	$138
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $30.59 as of October 28, 2016, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 29, 2016 was 8 million. As of July 30, 2016, 64 million outstanding stock options were exercisable and the weighted-average exercise price was $29.66.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and performance-based restricted stock units ("PRSUs") that are based on the Company’s financial performance metrics or non-financial operating goals are valued using the market value of the Company’s common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, the Company estimated the fair value of the total shareholder return ("TSR") component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	October 29, 2016	October 24, 2015	October 29, 2016	October 24, 2015
Number of shares granted (in millions)	7	9	3	4
Grant date fair value per share	$28.55	$24.02	$29.62	$24.61
Weighted-average assumptions/inputs:
Expected dividend yield	3.3%	3.2%	3.3%	3.2%
Range of risk-free interest rates	0.0% – 1.2%	0.0% – 1.1%	0.1% – 0.9%	0.0% – 1.1%
Range of expected volatilities for index	N/A	N/A	16.7% – 46.8%	15.3% – 54.3%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the three months ended October 29, 2016 and October 24, 2015 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2016	$413	$(59)	$(680)	$(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(210)	(46)	(26)	(282)
(Gains) losses reclassified out of AOCI	(15)	12	—	(3)
Tax benefit (expense)	86	2	(1)	87
BALANCE AT OCTOBER 29, 2016	$274	$(91)	$(707)	$(524)

	Net Unrealized Gains on Available-for-Sale Investments	Net Unrealized Losses Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(155)	(4)	(178)	(337)
(Gains) losses reclassified out of AOCI	1	3	1	5
Tax benefit (expense)	56	2	(39)	19
BALANCE AT OCTOBER 24, 2015	$212	$(15)	$(449)	$(252)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments
	$15	$(1)	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(9)	(2)	Operating expenses
Foreign currency derivatives	(3)	(1)	Cost of sales—service
	(12)	(3)

Cumulative translation adjustment and actuarial gains and losses
	—	(1)	Operating expenses
Total amounts reclassified out of AOCI	$3	$(5)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015
Income before provision for income taxes	$2,953	$3,137
Provision for income taxes	$631	$707
Effective tax rate	21.4%	22.5%
As of October 29, 2016, the Company had $1.7 billion of unrecognized tax benefit, of which $1.3 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at October 29, 2016 could be reduced by approximately $150 million in the next 12 months.

17.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
The Company conducts business globally and is primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, significant litigation and other contingencies, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments.
Summarized financial information by segment for the three months ended October 29, 2016 and October 24, 2015, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Revenue:
Americas	$7,443	$7,792
EMEA	3,013	3,094
APJC	1,896	1,796
Total	$12,352	$12,682
Gross margin:
Americas	$4,833	$4,943
EMEA	2,013	1,989
APJC	1,204	1,078
Segment total	8,050	8,010
Unallocated corporate items	(166)	(178)
Total	$7,884	$7,832
Revenue in the United States was $6.6 billion and $6.9 billion for the three months ended October 29, 2016 and October 24, 2015, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Revenue for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. The Company groups its products and technologies into the following categories: Switching, NGN Routing, Collaboration, Data Center, Wireless, Security, Service Provider Video, and Other Products. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Revenue:
Switching	$3,716	$4,009
NGN Routing	2,089	1,969
Collaboration	1,081	1,115
Data Center	834	859
Wireless	632	646
Security	540	485
Service Provider Video(1)	271	687
Other	139	74
Product	9,302	9,844
Service	3,050	2,838
Total	$12,352	$12,682
(1) During the second quarter of fiscal 2016, the Company completed the sale of the Customer Premises Equipment portion of its Service Provider Video Connected Devices business (“SP Video CPE Business”). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $411 million for the first quarter of fiscal 2016.
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, was attributable to its U.S. operations as of each of October 29, 2016 and July 30, 2016. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $60.6 billion and $59.8 billion as of October 29, 2016 and July 30, 2016, respectively, and the remaining $10.4 billion and $5.9 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 29, 2016	July 30, 2016
Property and equipment, net:
United States	$2,847	$2,822
International	652	684
Total	$3,499	$3,506

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 29, 2016	October 24, 2015
Net income	$2,322	$2,430
Weighted-average shares—basic	5,027	5,080
Effect of dilutive potential common shares	39	33
Weighted-average shares—diluted	5,066	5,113
Net income per share—basic	$0.46	$0.48
Net income per share—diluted	$0.46	$0.48
Antidilutive employee share-based awards, excluded	67	86
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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” "momentum," “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance
Revenue (1)	$12,352	$12,682	(2.6)%
Gross margin percentage	63.8%	61.8%	2.0	pts
Research and development	$1,545	$1,560	(1.0)%
Sales and marketing	$2,418	$2,443	(1.0)%
General and administrative	$555	$539	3.0%
Total research and development, sales and marketing, general and administrative	$4,518	$4,542	(0.5)%
Total as a percentage of revenue	36.6%	35.8%	0.8	pts
Amortization of purchased intangible assets included in operating expenses	$78	$69	13.0%
Restructuring and other charges included in operating expenses	$411	$142	189.4%
Operating income as a percentage of revenue	23.3%	24.3%	(1.0)	pts
Income tax percentage	21.4%	22.5%	(1.1)	pts
Net income	$2,322	$2,430	(4.4)%
Net income as a percentage of revenue	18.8%	19.2%	(0.4)	pts
Earnings per share—diluted	$0.46	$0.48	(4.2)%
(1) During the second quarter of fiscal 2016, we completed the sale of the Customer Premises Equipment portion of our Service Provider Video Connected Devices business (“SP Video CPE Business”). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $411 million for the first quarter of fiscal 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
In the first quarter of fiscal 2017, our revenue decreased by 3% (increased 1% not including revenue from the divested SP Video CPE products which had been included in the prior year period) as compared with the first quarter of fiscal 2016. Within total revenue, product revenue decreased 6% while service revenue increased 7%. Total gross margin increased by 2.0 percentage points, driven by productivity improvements and the sale of the lower margin SP Video CPE Business, partially offset by the negative impacts of pricing and product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.8 percentage points. Operating income as a percentage of revenue decreased by 1.0 percentage points, driven by the increase in restructuring and other charges related to the restructuring action announced in August 2016 and the factors discussed above. Diluted earnings per share decreased by 4% from the prior year, driven by a 4% decrease in net income.
Revenue from the Americas decreased by $0.3 billion, driven by the sale of the SP Video CPE Business which led to lower product revenue in the United States. EMEA revenue decreased by $0.1 billion, led by product revenue declines in the United Kingdom. Revenue in our APJC segment increased $0.1 billion, led by product revenue growth in Australia and Japan. We experienced revenue declines from many emerging countries, and in particular we experienced product revenue declines in the emerging countries of Mexico, Brazil and China of 31%, 10% and 2%, respectively. In the aggregate, the “BRICM” countries experienced product revenue decline of 8% despite increased product revenue in Russia and India of 10% and 2%, respectively.
From a customer market standpoint, in the first quarter of fiscal 2017 we experienced product revenue declines in the service provider, public sector and commercial markets, while the enterprise market experienced growth. The decline in the service provider market was driven by the sale of the SP Video CPE Business.
From a product category perspective, total company product revenue, not including SP Video CPE products in the prior year period, decreased 1% year over year. This decrease was led by product revenue decrease in Switching products of 7%. Product revenue from Collaboration and Data Center each decreased by a 3% and product revenue from Service Provider Video (excluding the CPE Business from the prior year period) and Wireless products each decreased by 2%. Partially offsetting these decreases was product revenue growth in Security and NGN Routing, which grew by 11% and 6%, respectively. The decline in sales of our Switching products was primarily due to lower sales of switches used in campus environments, which comprise the majority of our Switching portfolio. We believe the decline in sales of Switching products used in campus environments was driven by uncertainty in the macro environment, which led to a slowdown in customer spending, as well as by a highly competitive landscape.
In summary, during the first quarter of fiscal 2017, we experienced solid revenue growth in our Security, NGN Routing and our Services categories. In addition, we continued to make progress in the transition of our business model to increased software and subscriptions. During the first quarter of fiscal 2017, we experienced increased weakness in our business momentum with respect to the service provider customer market and continuing weakness in emerging countries in the aggregate. We continue to operate in a challenging environment with significant volatility and a highly competitive landscape. We remain focused on accelerating innovation across our portfolio, and we believe that we have made solid progress over the past year in our priority areas. While the overall macro environment remains uncertain, we believe we are well positioned. At the same time, we are aggressively investing in priority areas to drive growth over the long term regardless of the environment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Strategy and Focus Areas
We see our customers increasingly using technology and, specifically, networks to grow their businesses, drive efficiencies, and try to gain a competitive advantage. In this increasingly digital world, we believe data is the most strategic asset and is increasingly distributed across every organization and ecosystem, on customer premises, at the edge of the network, and in the cloud. The network also plays an increasingly important role in enabling our customers to aggregate, automate, and draw insights from this highly distributed data, where there is a premium on security and speed. We believe this is driving them to adopt entirely new IT architectures and organizational structures. We understand how technology can deliver the outcomes our customers want to achieve, and our strategy is to lead our customers in their digital transition with solutions including pervasive, industry-leading security that intelligently connects nearly everything that can be digitally connected.
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
For a full discussion of our strategy and focus areas, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 30, 2016.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2017 (in millions, except annualized inventory turns):

	October 29, 2016	July 30, 2016
Cash and cash equivalents and investments	$70,968	$65,756
Deferred revenue	$16,951	$16,472
Inventories	$1,176	$1,217
Annualized inventory turns	14.9	14.6

	Three Months Ended
	October 29, 2016	October 24, 2015
Cash provided by operating activities	$2,730	$2,766
Repurchases of common stock—stock repurchase program	$1,001	$1,207
Dividends	$1,308	$1,068

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 30, 2016, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first quarter of fiscal 2017, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 29, 2016	July 30, 2016
Allowance for doubtful accounts	$247	$249
Percentage of gross accounts receivable	4.9%	4.1%
Allowance for credit loss—lease receivables	$227	$230
Percentage of gross lease receivables(1)	6.7%	6.6%
Allowance for credit loss—loan receivables	$111	$97
Percentage of gross loan receivables	5.0%	4.5%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 29, 2016 and July 30, 2016 was $124 million and $126 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 29, 2016, the liability for these purchase commitments was $161 million, compared with $159 million as of July 30, 2016, and was included in other current liabilities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for inventory was $12 million and $27 million for the first quarter of fiscal 2017 and 2016, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $30 million and $41 million for the first quarter of fiscal 2017 and 2016, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $62.4 billion as of October 29, 2016, compared with $58.1 billion as of July 30, 2016. Our fixed income investment portfolio as of October 29, 2016 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 29, 2016. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of October 29, 2016 and July 30, 2016.
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
We also have investments in privately held companies, some of which are in the startup or development stages. As of October 29, 2016, our investments in privately held companies were $991 million, compared with $1,003 million as of July 30, 2016, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $47 million and $17 million for the first quarter of fiscal 2017 and 2016, respectively.
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
The goodwill recorded in the Consolidated Balance Sheets as of October 29, 2016 and July 30, 2016 was $26.8 billion and $26.6 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2017 and 2016.

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
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $42 million for the first quarter of fiscal 2017, and there were no such impairment charges for the first quarter of fiscal 2016. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 21.4% and 22.5% in the first quarter of fiscal 2017 and 2016, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has recently made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,302	$9,844	$(542)	(5.5)%
Percentage of revenue	75.3%	77.6%
Service	3,050	2,838	212	7.5%
Percentage of revenue	24.7%	22.4%
Total	$12,352	$12,682	$(330)	(2.6)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,443	$7,792	$(349)	(4.5)%
Percentage of revenue	60.3%	61.4%
EMEA	3,013	3,094	(81)	(2.6)%
Percentage of revenue	24.4%	24.4%
APJC	1,896	1,796	100	5.6%
Percentage of revenue	15.3%	14.2%
Total	$12,352	$12,682	$(330)	(2.6)%
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
For the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, total revenue decreased by 3%. Total company revenue not including SP Video CPE products increased 1%. Product revenue decreased by 6% in total, and decreased by 1% not including revenue from SP Video CPE products in the prior year period. Service revenue increased by 7%. Our total revenue increased in our APJC geographic segment, while revenue decreased in the Americas and EMEA geographic segments. The emerging countries of BRICM, in the aggregate, experienced an 8% product revenue decline, with declines in Mexico, Brazil and China, partially offset by increases in the other two BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in the first quarter of fiscal 2017 was adversely affected by the depreciation of certain currencies relative to the U.S. dollar and especially currencies in certain emerging countries, although the indirect effects are difficult to measure.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,480	$5,948	$(468)	(7.9)%
Percentage of product revenue	58.9%	60.4%
EMEA	2,364	2,483	(119)	(4.8)%
Percentage of product revenue	25.4%	25.2%
APJC	1,458	1,413	45	3.2%
Percentage of product revenue	15.7%	14.4%
Total	$9,302	$9,844	$(542)	(5.5)%
During the second quarter of fiscal 2016, we completed the sale of our SP Video CPE Business. As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. SP Video CPE Business revenue for the first quarter of fiscal 2016 was $411 million.
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015

Americas
The 8% decrease in product revenue for the Americas segment was driven primarily by the absence of product sales related to our SP Video CPE Business in the first quarter of fiscal 2017. We had $312 million in product sales related to our SP Video CPE Business in the first quarter of fiscal 2016 in this segment. The decrease in product revenue in the Americas segment reflected declines across all customer markets. In particular, the product revenue decrease in the service provider market was due to the sale of the SP Video CPE Business. The product revenue decrease in the public sector market was due primarily to lower sales to state and local governments, partially offset by higher sales to the U.S. federal government. From a country perspective, product revenue decreased by 7% in the United States, 31% in Mexico, 10% in Brazil and 2% in Canada.

EMEA
The decrease in product revenue for the EMEA segment was driven primarily by the absence of product sales related to our SP Video CPE Business in the first quarter of fiscal 2017. We had $85 million in product sales related to our SP Video CPE Business in the first quarter of fiscal 2016. Product revenue in the EMEA segment decreased by 5%, led by significant decline in the service provider market and, to a lesser extent, declines in the public sector and commercial markets. We experienced product revenue growth in the enterprise market. The decline in sales to the service provider market was due primarily to the sale of the SP Video CPE Business. Product revenue from emerging countries within EMEA decreased by 7% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, decreased by 4%.

APJC
Product revenue in the APJC segment increased by 3%, led by solid growth in the commercial and enterprise markets. These increases were partially offset by declines in the public sector and service provider markets. From a country perspective, product revenue increased by 20% in Australia, 11% in Japan and 2% in India, partially offset by a product revenue decrease of 2% in China. Product sales for this geographic segment were adversely impacted by a $14 million decrease in product sales related to the absence of our SP Video CPE Business.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Our product categories consist of the following categories (with subcategories in parentheses): Switching (fixed switching, modular switching, and storage); NGN Routing (high-end routers, mid-range and low-end routers, and other NGN Routing products); Collaboration (unified communications, Cisco TelePresence, and conferencing); Data Center; Wireless; Security; Service Provider Video (infrastructure and software and solutions); and Other Products. The Other Products category consists primarily of emerging technology products and other networking products.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,716	$4,009	$(293)	(7.3)%
Percentage of product revenue	39.9%	40.7%
NGN Routing	2,089	1,969	120	6.1%
Percentage of product revenue	22.5%	20.0%
Collaboration	1,081	1,115	(34)	(3.0)%
Percentage of product revenue	11.6%	11.3%
Data Center	834	859	(25)	(2.9)%
Percentage of product revenue	9.0%	8.7%
Wireless	632	646	(14)	(2.2)%
Percentage of product revenue	6.8%	6.6%
Security	540	485	55	11.3%
Percentage of product revenue	5.8%	4.9%
Service Provider Video (1)	271	687	(416)	(60.6)%
Percentage of product revenue	2.9%	7.0%
Other	139	74	65	87.8%
Percentage of product revenue	1.5%	0.8%
Total	$9,302	$9,844	$(542)	(5.5)%
(1) Includes SP Video CPE Business revenue of $411 million for the first quarter of fiscal 2016.
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
Switching
The decrease in revenue in our Switching product category of 7%, or $293 million, was driven primarily by a decrease in sales of Switching products used in campus environments, which comprise the majority of our Switching portfolio. We believe this was driven by the uncertainty in the macro environment which led to a slowdown in customer spending, as well as by a highly competitive landscape.
In terms of subcategories, the decrease was driven by a 21%, or $256 million, decrease in revenue from our modular switches due primarily to lower sales of most of our Cisco Catalyst Series Switches and also due to lower sales of our Cisco Nexus 7000 Series Switches, partially offset by sales growth in Cisco Nexus 9500 Series Switches. We experienced a slight decrease in revenue from LAN fixed-configuration switches of 1%, or $26 million, and a decrease of a 12%, or $11 million, in sales of storage products. Revenue from our LAN-fixed configuration switches decreased due primarily to lower sales of most of the Cisco Catalyst Series switches in this product category, partially offset by higher sales of the Cisco Nexus 9300 Series Switches and certain other products in this portfolio.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

NGN Routing
Revenue in our NGN Routing product category increased by 6%, or $120 million, driven by a 9%, or $88 million, increase in revenue from our high-end router products, an 8%, or $25 million increase in revenue from what we categorize as other NGN Routing products and a 1%, or $7 million, increase in revenue from our midrange and low-end router products. The increase in revenue from our high-end router products was driven by an increase in revenue from our Cisco Aggregation Services Router (ASR) products, our Cisco Carrier Routing System (CRS) products and our legacy high-end router products. The increase in revenue from other NGN Routing products was due to increased revenue from cable access products. Revenue from our midrange and low-end router products increased slightly, driven by higher sales of our Cisco Integrated Services Router (ISR) products partially offset by lower sales of certain of our access router products.

Collaboration
Revenue from our Collaboration product category decreased by 3%, or $34 million, driven by decreases in sales from Cisco TelePresence and Unified Communications products partially offset by continued growth in Conferencing revenue. The decrease in Unified Communications revenue was driven by decreased revenue from phones partially offset by higher software revenue. Revenue from Cisco TelePresence products declined due to lower revenue from endpoint products. The growth in Conferencing revenue resulted from higher usage and recurring revenue from WebEx, which we include as product revenue within this category. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.

Data Center
The decrease in revenue in our Data Center product category of 3%, or $25 million, was primarily driven by a decrease in sales of our Cisco Unified Computing System products, with declines in the service provider, public sector and commercial markets partially offset by growth in the enterprise market. We believe the uncertainty in the macro environment led to a slowdown of customer spending. Additionally, we are seeing a market transition with computing workloads shifting from blade server systems to rack-based systems.  Both of these factors we believe adversely impacted the sales of this product category.

Wireless
Revenue in our Wireless product category decreased by 2%, or $14 million, driven by a decrease in sales of our controller products, partially offset by the continued growth in sales of Meraki products within this product category and increased sales of our access point products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.

Security
Revenue in our Security product category increased 11%, or $55 million, driven by higher sales of advanced threat security, web security and unified threat management products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.

Service Provider Video
The decrease in revenue from our Service Provider Video product category of 61%, or $416 million, was driven by a decrease in product sales of $411 million related to our SP Video CPE Business which we sold during the second quarter of fiscal 2016.
Other Products
The increase in revenue in our Other Products category was due to increased revenue from our Internet of Things (“IoT”) products, driven by our Jasper acquisition and increased revenue from our cloud-related offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,963	$1,844	$119	6.5%
Percentage of service revenue	64.4%	65.0%
EMEA	649	611	38	6.2%
Percentage of service revenue	21.3%	21.5%
APJC	438	383	55	14.4%
Percentage of service revenue	14.3%	13.5%
Total	$3,050	$2,838	$212	7.5%
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
Service revenue grew 7%, with solid growth across all of our geographic segments. Worldwide technical support services revenue increased 10% and worldwide advanced services revenue was flat. Technical support services revenue experienced solid growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to professional services for specific customer network needs, decreased slightly in Americas and EMEA geographic segments and was flat in the APJC segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 29, 2016	October 24, 2015	October 29, 2016	October 24, 2015
Gross margin:
Product	$5,899	$5,991	63.4%	60.9%
Service	1,985	1,841	65.1%	64.9%
Total	$7,884	$7,832	63.8%	61.8%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2017 as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2016	60.9%
Productivity (1)	2.2%
SP Video CPE Business impact	2.2%
Amortization of purchased intangible assets	0.1%
Product pricing	(1.4)%
Mix of products sold	(0.5)%
Other	(0.1)%
Fiscal 2017	63.4%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
Product gross margin increased by 2.5 percentage points as compared with the first quarter of fiscal 2016. The increase in product gross margin was due to productivity improvements and the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business. Productivity improvements were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. The various factors contributing to the product gross margin increase were partially offset by unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. Product gross margin was also impacted to a lesser extent by an unfavorable mix of products sold. The mix impact was driven by negative mix impact within Cisco Unified Computing System products and an unfavorable mix within our NGN routing products.
Service Gross Margin
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
Our service gross margin percentage increased by 0.2 percentage points as compared with the first quarter of fiscal 2016 due to higher sales volume, favorable mix and, to a lesser extent, lower share-based compensation expense. These benefits to service gross margin were partially offset by increased headcount-related costs and increased outside services costs.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 29, 2016	October 24, 2015	October 29, 2016	October 24, 2015
Gross margin:
Americas	$4,833	$4,943	64.9%	63.4%
EMEA	2,013	1,989	66.8%	64.3%
APJC	1,204	1,078	63.5%	60.0%
Segment total	8,050	8,010	65.2%	63.2%
Unallocated corporate items (1)	(166)	(178)
Total	$7,884	$7,832	63.8%	61.8%
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
Three Months Ended October 29, 2016 Compared with Three Months Ended October 24, 2015
The Americas segment experienced a gross margin percentage increase due primarily to the sale of the lower margin SP Video CPE Business and, to a lesser extent, productivity improvements. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and an unfavorable product mix. The unfavorable mix of products sold was driven by an unfavorable mix within our NGN routing products, decreased revenue from our higher margin Switching products, and a negative mix impact within Cisco Unified Computing System products.
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment and the sale of the SP Video CPE Business, partially offset by negative impacts from pricing.
Our APJC segment gross margin percentage increased primarily due to productivity improvements and, to a lesser extent, favorable impacts from pricing, partially offset by unfavorable mix. The mix impact was driven primarily by an increase in revenue from our relatively lower margin Cisco Unified Computing System products in this geographic segment. Higher service gross margin also contributed to the increase in the overall gross margin in this geographic segment.
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

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars	Variance in Percent
Research and development	$1,545	$1,560	$(15)	(1.0)%
Percentage of revenue	12.5%	12.3%
Sales and marketing	2,418	2,443	(25)	(1.0)%
Percentage of revenue	19.6%	19.3%
General and administrative	555	539	16	3.0%
Percentage of revenue	4.5%	4.3%
Total	$4,518	$4,542	$(24)	(0.5)%
Percentage of revenue	36.6%	35.8%

R&D Expenses
R&D expenses decreased for the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, primarily due to lower discretionary spending, lower acquisition-related costs and lower contracted services, partially offset by higher headcount-related expenses and higher share-based compensation expense.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses decreased for the first quarter of fiscal 2017, compared with the first quarter of fiscal 2016, due to lower headcount-related expenses, lower contracted services and lower acquisition-related costs. Lower headcount related expenses were due to efficiencies related to our restructuring actions.

G&A Expenses
G&A expenses increased in the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, due to higher headcount-related expenses, higher discretionary spending and higher contracted services, partially offset by lower share-based compensation expense and lower acquisition-related costs.

Effect of Foreign Currency
In the first quarter of fiscal 2017, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $33 million, or approximately 0.7%, compared with the first quarter of fiscal 2016.

Headcount
Our headcount as of October 29, 2016 was 72,385, which represents a decrease of 1,326 employees in the first quarter of fiscal 2017 as compared with the total headcount at the end of fiscal 2016. The decrease was driven by our fiscal 2017 restructuring actions that began in the first quarter, partially offset by additional headcount primarily from our investments in key growth areas.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Cost of sales—product	$21	$13
Cost of sales—service	33	38
Share-based compensation expense in cost of sales	54	51
Research and development	126	114
Sales and marketing	140	139
General and administrative	49	57
Restructuring and other charges	3	15
Share-based compensation expense in operating expenses	318	325
Total share-based compensation expense	$372	$376
The decrease in share-based compensation expense in the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, was due primarily to lower expense associated with accelerated and modified awards, partially offset by higher expense related to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Amortization of purchased intangible assets:
Cost of sales	$129	$146
Operating expenses:
Amortization of purchased intangible assets	78	69
Restructuring and other charges	38	—
Total	$245	$215
Amortization of purchased intangible assets increased for the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, due to higher impairment charges and amortization of purchased intangible assets from our recent acquisitions, partially offset by certain purchased intangible assets having become fully amortized or impaired.
Restructuring and Other Charges
In the first quarter of fiscal 2017, we incurred restructuring and other charges of approximately $411 million which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2016. Our aggregate pretax estimated charges pursuant to the restructuring action are expected to be approximately $700 million, and we expect the restructuring action to be substantially completed by the end of fiscal 2017. We expect to reinvest substantially all of the cost savings from the restructuring action in our key priority areas such as security, IoT, collaboration, next generation data center and cloud. As a result, the overall cost savings from the restructuring action are not expected to be material for future periods.
In the first quarter of fiscal 2016, we incurred restructuring and other charges of approximately $141 million, net of $1 million credit to cost of sales, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014. We completed this restructuring action in fiscal 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 29, 2016	October 24, 2015
Operating income	$2,877	$3,079
Operating income as a percentage of revenue	23.3%	24.3%
For the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, operating income decreased by 7%, and as a percentage of revenue operating income decreased by 1.0 percentage points. These decreases were primarily due to the increase in restructuring and other charges related to the restructuring action announced in August 2016.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars
Interest income	$295	$225	$70
Interest expense	(198)	(159)	(39)
Interest income (expense), net	$97	$66	$31
For the first quarter of fiscal 2017, interest income increased compared with the first quarter of fiscal 2016, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio. Interest expense in the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, was higher driven by higher average debt balances and the impact of higher effective interest rates on floating-rate senior notes and on interest rate swaps associated with fixed-rate senior notes.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$5	$(9)	$14
Fixed income securities	10	8	2
Total available-for-sale investments	15	(1)	16
Privately held companies	(50)	(11)	(39)
Net gains (losses) on investments	(35)	(12)	(23)
Other gains (losses), net	14	4	10
Other income (loss), net	$(21)	$(8)	$(13)
The change in total net gains (losses) on available-for-sale investments in the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, was primarily attributable to higher realized gains on publicly traded equity securities in the current periods as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, was primarily due to higher impairment charges on investments in privately held companies.
The change in other gains (losses), net in the first quarter of fiscal 2017, as compared with the first quarter of fiscal 2016, was driven by net favorable foreign exchange impacts and lower donation expenses, partially offset by impacts from equity derivatives.

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
The provision for income taxes resulted in an effective tax rate of 21.4% for the first quarter of fiscal 2017 compared with 22.5% for the first quarter of fiscal 2016, a net 1.1 percentage point decrease in the effective tax rate for the first quarter of fiscal 2017 as compared with the first quarter of fiscal 2016. The decrease in the effective tax rates was primarily due to reinstatement of the U.S. federal research and development (“R&D”) tax credit on December 18, 2015 and increase in foreign income taxed at other than U.S. tax rates.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 29, 2016	July 30, 2016	Increase (Decrease)
Cash and cash equivalents	$8,583	$7,631	$952
Fixed income securities	60,868	56,621	4,247
Publicly traded equity securities	1,517	1,504	13
Total	$70,968	$65,756	$5,212
The net increase in cash and cash equivalents and investments in the first quarter of fiscal 2017 was primarily driven by an increase in debt of $6.2 billion and cash provided by operating activities of $2.7 billion. These sources of cash were partially offset by cash returned to shareholders in the form of cash dividends of $1.3 billion and repurchase of common stock of $1.0 billion under the stock repurchase program, the timing of settlements and change in fair value of investments of $0.6 billion, capital expenditures of $0.3 billion and net cash paid for acquisitions of $0.3 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $60.6 billion and $59.8 billion as of October 29, 2016 and July 30, 2016, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of October 29, 2016 and July 30, 2016 was $10.4 billion and $5.9 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 29, 2016	October 24, 2015
Net cash provided by operating activities	$2,730	$2,766
Acquisition of property and equipment	(275)	(262)
Free cash flow	$2,455	$2,504
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2017
October 29, 2016	$0.26	$1,308	32	$31.12	$1,001	$2,309

Fiscal 2016
July 30, 2016	$0.26	$1,309	28	$28.70	$800	$2,109
April 30, 2016	$0.26	$1,308	27	$24.08	$649	$1,957
January 23, 2016	$0.21	$1,065	48	$26.12	$1,262	$2,327
October 24, 2015	$0.21	$1,068	45	$26.83	$1,207	$2,275
Any future dividends are subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	October 29, 2016	July 30, 2016	Increase (Decrease)
Accounts receivable, net	$4,805	$5,847	$(1,042)
Our accounts receivable net, as of October 29, 2016 decreased by approximately 18%, as compared with the end of fiscal 2016, primarily due to the timing of service billings.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 29, 2016	July 30, 2016	Increase (Decrease)
Inventories	$1,176	$1,217	$(41)
Annualized inventory turns	14.9	14.6	0.3
Purchase commitments with contract manufacturers and suppliers	$3,920	$3,896	$24
Inventory as of October 29, 2016 decreased by 3% from our inventory balance at the end of fiscal 2016, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 1%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers were flat compared with the end of fiscal 2016. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of October 29, 2016, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
October 29, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$3,399	$2,236	$4,239	$9,874	$248	$88	$336	$10,210
Unearned income	(163)	—	—	(163)	—	—	—	(163)
Allowance for credit loss	(227)	(111)	(48)	(386)	—	—	—	(386)
Deferred revenue	(7)	(15)	(2,371)	(2,393)	(77)	(70)	(147)	(2,540)
Net balance sheet exposure	$3,002	$2,110	$1,820	$6,932	$171	$18	$189	$7,121
Financing Receivables  Financing receivables less unearned income increased by 10% compared with the end of fiscal 2016. The change was due to a 26% increase in financed service contracts and other and a 5% increase in loan receivables partially offset by a 2% decrease in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $6.9 billion for each of the first quarters of fiscal 2017 and 2016. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.0 billion and $1.1 billion as of October 29, 2016 and July 30, 2016, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed.

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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		October 29, 2016	July 30, 2016
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.28%	March 3, 2017		$1,000	$1,000
Three-month LIBOR plus 0.60%	February 21, 2018		1,000	1,000
Three-month LIBOR plus 0.31%	June 15, 2018		900	900
Three-month LIBOR plus 0.50%	March 1, 2019		500	500
Three-month LIBOR plus 0.34%	September 20, 2019	(1)	500	—
Fixed-rate notes:
1.10%	March 3, 2017		2,400	2,400
3.15%	March 14, 2017		750	750
1.40%	February 28, 2018		1,250	1,250
1.65%	June 15, 2018		1,600	1,600
4.95%	February 15, 2019		2,000	2,000
1.60%	February 28, 2019		1,000	1,000
2.125%	March 1, 2019		1,750	1,750
1.40%	September 20, 2019	(1)	1,500	—
4.45%	January 15, 2020		2,500	2,500
2.45%	June 15, 2020		1,500	1,500
2.20%	February 28, 2021		2,500	2,500
2.90%	March 4, 2021		500	500
1.85%	September 20, 2021	(1)	2,000	—
3.00%	June 15, 2022		500	500
2.60%	February 28, 2023		500	500
2.20%	September 20, 2023	(1)	750	—
3.625%	March 4, 2024		1,000	1,000
3.50%	June 15, 2025		500	500
2.95%	February 28, 2026		750	750
2.50%	September 20, 2026	(1)	1,500	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$34,650	$28,400
(1) In September 2016, we issued senior notes with an aggregate principal amount of $6.25 billion
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 29, 2016.
Other Debt Other debt as of July 30, 2016 included secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $1 million as of July 30, 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper We established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of each of October 29, 2016 and July 30, 2016.
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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 29, 2016	July 30, 2016	Increase (Decrease)
Service	$10,424	$10,621	$(197)
Product:
Deferred revenue related to recurring software and subscription businesses	3,801	3,308	493
Deferred revenue related to two-tier distributors	439	377	62
Other product deferred revenue	2,287	2,166	121
Total product deferred revenue	6,527	5,851	676
Total	$16,951	$16,472	$479
Reported as:
Current	$10,215	$10,155	$60
Noncurrent	6,736	6,317	419
Total	$16,951	$16,472	$479
Deferred product revenue increased 12% primarily due to increased deferrals related to recurring software and subscription businesses and, to a lesser extent, higher deferred revenue related to two-tier distributors. The portion of product deferred revenue related to recurring software and subscription businesses grew 48% on a year over year to $3.8 billion as of October 29, 2016. Collaboration, Security, and Wireless are the key product category contributors of this product deferred revenue growth. The 2% decrease in deferred service revenue at the end of the first quarter of fiscal 2017, as compared with the end of fiscal 2016, reflected a typical seasonal decline as we tend to experience higher service initiations as well as renewals in our fiscal fourth quarter.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, Germany, India, Israel, Japan, the Netherlands and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 29, 2016 were $1.1 billion.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the three months ended October 29, 2016 and October 24, 2015, we recorded compensation expense of $20 million and $51 million, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting will result in additional compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $834 million (which includes the $803 million that has been expensed to date), net of forfeitures. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $323 million and $291 million during the first quarters of fiscal 2017 and fiscal 2016, respectively. As of October 29, 2016, we paid a total of approximately $712 million pursuant to these two milestone payments.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities.
We also have certain funding commitments primarily related to these variable interest entities, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $189 million as of October 29, 2016.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 29, 2016 and October 24, 2015 was $1.5 billion and $0.5 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of October 29, 2016 and July 30, 2016, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 29, 2016. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of October 29, 2016. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 29, 2016, our financing receivables had a carrying value of $9.3 billion, compared with $8.4 billion as of July 30, 2016. As of October 29, 2016, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 29, 2016, we had $34.7 billion in principal amount of senior notes outstanding, which consisted of $3.9 billion floating-rate notes and $30.8 billion fixed-rate notes. The carrying amount of the senior notes was $34.8 billion, and the related fair value based on market prices was $36.5 billion. As of October 29, 2016, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $9.9 billion of hedged debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 29, 2016 and July 30, 2016 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 29, 2016	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,062	$1,214	$1,365	$1,517	$1,669	$1,820	$1,972

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 30, 2016	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,053	$1,203	$1,354	$1,504	$1,654	$1,805	$1,955

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 29, 2016, the total carrying amount of our investments in privately held companies was $991 million, compared with $1,003 million at July 30, 2016. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 29, 2016		July 30, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,029	$(67)	$3,079	$(41)
Sold	$606	$—	$651	$—
Option contracts:
Purchased	$607	$4	$688	$4
Sold	$540	$(16)	$620	$(10)
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
Approximately 65% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2017, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $33 million, or approximately 0.7%, compared with the first quarter of fiscal 2016. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $253 million for the alleged evasion of import and other taxes, $1.3 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of October 29, 2016. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
Backflip Software Backflip Software, Inc. brought claims against us as disclosed in the Company’s Form 10-K filed on September 8, 2016. Prior to the commencement of trial set for September 12, 2016, the parties executed a Settlement and Release Agreement resolving all aspects of the case.and the Court dismissed the case in its entirety on October 17, 2016. The settlement did not have a material impact on our results of operations.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against us in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that our AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from us. On August 18, 2015, Cisco petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against us is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that Cisco would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. The PTAB held a hearing to review our petition on November 15, 2016 and we are awaiting a decision. The district court issued an order on June 28, 2016 staying the district court case pending the final written decision from the PTAB. We believe we have strong arguments that our products do not infringe and the patent is invalid. If we do not prevail and a jury were to find that our AnyConnect products infringe, we believe damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, however, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2016.
OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to service providers and Internet businesses, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions

•	The overall movement toward industry consolidation among both our competitors and our customers

•
The introduction and market acceptance of new technologies and products and our success in new and evolving markets, including in our newer product categories such as data center and collaboration and in emerging technologies, as well as the adoption of new standards

•	New business models for our offerings, such as other-as-a-service, where costs are borne up front while revenue is recognized over time

•	Variations in sales channels, product costs, mix of products sold, or mix of direct sales and indirect sales

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to such fluctuations, as described below

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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders during the first quarter of fiscal 2017, the fourth quarter of fiscal 2016 and also in fiscal 2015.
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
We expect to realign and dedicate resources into key priority and growth areas, such as security, IoT, collaboration, next generation data center, cloud and software, while also focusing on maintaining leadership in routing, switching and services. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in fiscal 2016 and the first quarter of fiscal 2017, our level of product gross margins have declined in certain prior periods and could decline in future quarters due to adverse impacts from various factors, including:

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
SALES TO THE SERVICE PROVIDER MARKET ARE ESPECIALLY VOLATILE, AND WEAKNESS IN ORDERS FROM THIS INDUSTRY MAY HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Product orders from the service provider market decreased in the first quarter of fiscal 2017 and in fiscal 2015, and at various times in the past, including in fiscal 2014, we experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
The process of developing new technology, including technology related to more programmable, flexible and virtual networks and technology related to other market transitions such as security, digital transformation and IoT, and cloud, is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our priorities to developing new products before knowing whether our investments will result in products the market will accept. In particular, if our model of the evolution of networking does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, such as, for example, networking products based on “white box” hardware, our business could be harmed. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours.
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
Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products depends on several factors, including proper new product definition, component costs, timely completion and introduction of these products, differentiation of new products from those of our competitors, and market acceptance of these products. There can be no assurance that we will successfully identify new product opportunities, develop and bring new products to market in a timely manner, or achieve market acceptance of our products or that products and technologies developed by others will not render our products or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key priority and growth areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during the first quarter of fiscal 2017, the fourth quarter of fiscal 2016 and also in fiscal 2015. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its current and former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $253 million for the alleged evasion of import and other taxes, $1.3 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of October 29, 2016. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has recently made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the first quarter of fiscal 2017, we have senior unsecured notes outstanding in an aggregate principal amount of $34.7 billion that mature at specific dates from calendar year 2017 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had no commercial paper notes outstanding under this program as of October 29, 2016. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $3.9 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2016 to August 27, 2016	13	$31.08	13	$15,003
August 28, 2016 to September 24, 2016	9	$31.43	9	$14,707
September 25, 2016 to October 29, 2016	10	$30.87	10	$14,402
Total	32	$31.12	32
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 29, 2016, our Board of Directors had authorized the repurchase of up to $112 billion of common stock under this program. As of October 29, 2016, we had repurchased and retired 4.6 billion shares of our common stock at an average price of $21.11 per share for an aggregate purchase price of $97.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $14.4 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

4.1	Form of Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed September 20, 2016)
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)
10.2	International Transfer (Managed Move), Relocation Payback and International Transfer Tax Policy Agreements by and between Cisco Systems, Inc. and Chris Dedicoat
10.3	Cisco Systems, Inc. Deferred Compensation Plan, as amended
10.4
Underwriting Agreement, dated September 13, 2016, among the Company and Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed September 15, 2016)

10.5	Separation Agreement by and between Cisco Systems, Inc. and Pankaj Patel (incorporated by reference to Exhibit 10.1 of Form 8-K (File No. 000-18225) filed November 3, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 22, 2016	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

4.1	Form of Officer’s Certificate setting forth the terms of the Notes (incorporated by reference to Exhibit 4.1 of Form 8-K (File No. 000-18225) filed September 20, 2016)
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)
10.2	International Transfer (Managed Move), Relocation Payback and International Transfer Tax Policy Agreements by and between Cisco Systems, Inc. and Chris Dedicoat
10.3	Cisco Systems, Inc. Deferred Compensation Plan, as amended
10.4
Underwriting Agreement, dated September 13, 2016, among the Company and Citigroup Global Markets Inc., HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley & Co. LLC as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of Form 8-K (File No. 000-18225) filed September 15, 2016)

10.5	Separation Agreement by and between Cisco Systems, Inc. and Pankaj Patel (incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 000-18225) filed November 3, 2016)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document