Form 10-Q
period 2017-01-28
CISCO SYSTEMS, INC.
filed 2017-02-21
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 28, 2017

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 16, 2017: 5,007,856,247
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 28, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 28, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$10,898	$7,631
Investments	60,947	58,125
Accounts receivable, net of allowance for doubtful accounts of $225 at January 28, 2017 and $249 at July 30, 2016	4,458	5,847
Inventories	1,264	1,217
Financing receivables, net	4,496	4,272
Other current assets	1,329	1,627
Total current assets	83,392	78,719
Property and equipment, net	3,422	3,506
Financing receivables, net	4,664	4,158
Goodwill	26,822	26,625
Purchased intangible assets, net	2,117	2,501
Deferred tax assets	4,293	4,299
Other assets	1,538	1,844
TOTAL ASSETS	$126,248	$121,652
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,451	$4,160
Accounts payable	957	1,056
Income taxes payable	57	517
Accrued compensation	2,522	2,951
Deferred revenue	10,243	10,155
Other current liabilities	4,478	6,072
Total current liabilities	22,708	24,911
Long-term debt	30,471	24,483
Income taxes payable	1,025	925
Deferred revenue	6,843	6,317
Other long-term liabilities	1,383	1,431
Total liabilities	62,430	58,067
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 5,007 and 5,029 shares issued and outstanding at January 28, 2017 and July 30, 2016, respectively	44,585	44,516
Retained earnings	20,027	19,396
Accumulated other comprehensive income (loss)	(801)	(326)
Total Cisco shareholders’ equity	63,811	63,586
Noncontrolling interests	7	(1)
Total equity	63,818	63,585
TOTAL LIABILITIES AND EQUITY	$126,248	$121,652
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
REVENUE:
Product	$8,491	$8,983	$17,793	$18,827
Service	3,089	2,944	6,139	5,782
Total revenue	11,580	11,927	23,932	24,609
COST OF SALES:
Product	3,305	3,480	6,708	7,333
Service	999	1,015	2,064	2,012
Total cost of sales	4,304	4,495	8,772	9,345
GROSS MARGIN	7,276	7,432	15,160	15,264
OPERATING EXPENSES:
Research and development	1,508	1,509	3,053	3,069
Sales and marketing	2,222	2,286	4,640	4,729
General and administrative	456	176	1,011	715
Amortization of purchased intangible assets	64	71	142	140
Restructuring and other charges	133	96	544	238
Total operating expenses	4,383	4,138	9,390	8,891
OPERATING INCOME	2,893	3,294	5,770	6,373
Interest income	329	237	624	462
Interest expense	(222)	(162)	(420)	(321)
Other income (loss), net	(37)	(63)	(58)	(71)
Interest and other income (loss), net	70	12	146	70
INCOME BEFORE PROVISION FOR INCOME TAXES	2,963	3,306	5,916	6,443
Provision for income taxes	615	159	1,246	866
NET INCOME	$2,348	$3,147	$4,670	$5,577

Net income per share:
Basic	$0.47	$0.62	$0.93	$1.10
Diluted	$0.47	$0.62	$0.92	$1.09
Shares used in per-share calculation:
Basic	5,015	5,070	5,021	5,075
Diluted	5,040	5,097	5,054	5,106

Cash dividends declared per common share	$0.26	$0.21	$0.52	$0.42
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Net income	$2,348	$3,147	$4,670	$5,577
Available-for-sale investments:
Change in net unrealized gains, net of tax benefit (expense) of $73 and $154 for the three and six months ended January 28, 2017, respectively, and $149 and $205 for the corresponding periods of fiscal 2016, respectively	(276)	(212)	(397)	(312)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(11) and $(6) for the three and six months ended January 28, 2017, respectively, and $(7) for each of the three and six months ended January 23, 2016	19	12	9	13
	(257)	(200)	(388)	(299)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1 and $4 for the three and six months ended January 28, 2017, respectively, and $1 and $4 for the corresponding periods of fiscal 2016, respectively	(1)	(19)	(44)	(20)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(2) and $(3) for the three and six months ended January 28, 2017, respectively, and $(1) and $(2) for the corresponding periods of fiscal 2016, respectively	25	4	36	6
	24	(15)	(8)	(14)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $(1) for the three and six months ended January 28, 2017, respectively, and $5 and $(34) for the corresponding periods of fiscal 2016, respectively	(44)	(341)	(71)	(557)
Other comprehensive income (loss)	(277)	(556)	(467)	(870)
Comprehensive income	2,071	2,591	4,203	4,707
Comprehensive (income) loss attributable to noncontrolling interests	—	1	(8)	2
Comprehensive income attributable to Cisco Systems, Inc.	$2,071	$2,592	$4,195	$4,709
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 28, 2017	January 23, 2016
Cash flows from operating activities:
Net income	$4,670	$5,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,148	1,005
Share-based compensation expense	724	706
Provision for receivables	4	31
Deferred income taxes	(26)	274
Excess tax benefits from share-based compensation	(101)	(82)
(Gains) losses on divestitures, investments and other, net	79	(260)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,396	988
Inventories	(51)	153
Financing receivables	(764)	(171)
Other assets	155	(181)
Accounts payable	(98)	(147)
Income taxes, net	(257)	(764)
Accrued compensation	(417)	(348)
Deferred revenue	611	69
Other liabilities	(571)	(162)
Net cash provided by operating activities	6,502	6,688
Cash flows from investing activities:
Purchases of investments	(27,847)	(19,089)
Proceeds from sales of investments	18,420	10,247
Proceeds from maturities of investments	5,245	7,955
Acquisition of businesses, net of cash and cash equivalents acquired	(251)	(1,089)
Proceeds from business divestiture	—	372
Purchases of investments in privately held companies	(142)	(166)
Return of investments in privately held companies	108	35
Acquisition of property and equipment	(526)	(576)
Proceeds from sales of property and equipment	5	11
Other	10	(87)
Net cash used in investing activities	(4,978)	(2,387)
Cash flows from financing activities:
Issuances of common stock	386	701
Repurchases of common stock—repurchase program	(1,991)	(2,344)
Shares repurchased for tax withholdings on vesting of restricted stock units	(432)	(412)
Short-term borrowings, original maturities less than 90 days, net	300	(4)
Issuances of debt	6,232	—
Repayments of debt	(1)	(862)
Excess tax benefits from share-based compensation	101	82
Dividends paid	(2,612)	(2,133)
Other	(240)	108
Net cash provided by (used in) financing activities	1,743	(4,864)
Net increase (decrease) in cash and cash equivalents	3,267	(563)
Cash and cash equivalents, beginning of period	7,631	6,877
Cash and cash equivalents, end of period	$10,898	$6,314

Supplemental cash flow information:
Cash paid for interest	$419	$426
Cash paid for income taxes, net	$1,529	$1,355
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			4,670		4,670		4,670
Other comprehensive income (loss)				(475)	(475)	8	(467)
Issuance of common stock	57	386			386		386
Repurchase of common stock	(65)	(575)	(1,427)		(2,002)		(2,002)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(432)			(432)		(432)
Cash dividends declared ($0.52 per common share)			(2,612)		(2,612)		(2,612)
Tax effects from employee stock incentive plans		(54)			(54)		(54)
Share-based compensation		738			738		738
Purchase acquisitions and other		6			6		6
BALANCE AT JANUARY 28, 2017	5,007	$44,585	$20,027	$(801)	$63,811	$7	$63,818

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			5,577		5,577		5,577
Other comprehensive income (loss)				(868)	(868)	(2)	(870)
Issuance of common stock	76	701			701		701
Repurchase of common stock	(93)	(801)	(1,668)		(2,469)		(2,469)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(412)			(412)		(412)
Cash dividends declared ($0.42 per common share)			(2,133)		(2,133)		(2,133)
Tax effects from employee stock incentive plans		28			28		28
Share-based compensation		706			706		706
Purchase acquisitions and other		43			43		43
BALANCE AT JANUARY 23, 2016	5,052	$43,857	$17,821	$(807)	$60,871	$7	$60,878

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 28, 2017, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program with no termination date. For additional information regarding stock repurchase, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,656	$24,470	$74,129	$98,599
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
The accompanying financial data as of January 28, 2017 and for the three and six months ended January 28, 2017 and January 23, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 30, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of January 28, 2017; the results of operations and the statements of comprehensive income for the three and six months ended January 28, 2017 and January 23, 2016; and the statements of cash flows and equity for the six months ended January 28, 2017 and January 23, 2016, as applicable, have been made. The results of operations for the three and six months ended January 28, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Restricted Cash in Statement of Cash Flow In November 2016, the FASB issued an accounting standard update that provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 using a retrospective transition method to each period presented, and early adoption is permitted. The Company does not expect that this accounting standard update will have a material impact on its Consolidated Statements of Cash Flows.
Definition of a Business In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be facts and circumstances dependent, but the Company expects that in some situations transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.
Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued an accounting standard update that removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2021 on a prospective basis, and early adoption is permitted. The Company does not expect that this accounting standard update will impact its Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions and Divestitures
The Company completed three acquisitions during the six months ended January 28, 2017. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

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
The total purchase consideration related to the Company’s acquisitions completed during the six months ended January 28, 2017 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $1 million. Total transaction costs related to the Company’s acquisition activities were $3 million and $14 million for the six months ended January 28, 2017 and January 23, 2016, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s acquisitions completed during the six months ended January 28, 2017 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 28, 2017 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
Pending Acquisition of AppDynamics On January 24, 2017, the Company announced its intent to acquire privately held AppDynamics, Inc. ("AppDynamics"), an application intelligence software company. AppDynamics's cloud application and business monitoring platform is designed to enable companies to improve application and business performance. Under the terms of the agreement, the Company will pay approximately $3.7 billion in cash and assumed equity awards to acquire AppDynamics. With the AppDynamics acquisition, the Company seeks to provide end-to-end visibility and intelligence from the customers' network through to the application. The acquisition is expected to close in the third quarter of fiscal 2017.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 28, 2017 (in millions):

	Balance at			Balance at
	July 30, 2016	Acquisitions	Other	January 28, 2017
Americas	$16,529	$132	$(16)	$16,645
EMEA	6,269	62	(3)	6,328
APJC	3,827	23	(1)	3,849
Total	$26,625	$217	$(20)	$26,822
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the six months ended January 28, 2017 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
CloudLock	6.0	$32	4.0	$3	1.5	$1	$—	$36
Others (two in total)	3.0	5	0.0	—	0.0	—	—	5
Total		$37		$3		$1	$—	$41
The following tables present details of the Company’s purchased intangible assets (in millions):

January 28, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,900	$(1,440)	$1,460
Customer relationships	1,303	(846)	457
Other	57	(25)	32
Total purchased intangible assets with finite lives	4,260	(2,311)	1,949
In-process research and development, with indefinite lives	168	—	168
Total	$4,428	$(2,311)	$2,117

July 30, 2016	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,038	$(1,391)	$1,647
Customer relationships	1,793	(1,203)	590
Other	85	(43)	42
Total purchased intangible assets with finite lives	4,916	(2,637)	2,279
In-process research and development, with indefinite lives	222	—	222
Total	$5,138	$(2,637)	$2,501
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets for the three and six months ended January 28, 2017 were zero and $42 million, respectively. Impairment charges were primarily as a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets. Of these impairment charges, $38 million was recorded to restructuring and other charges in connection with the Company's decision to exit certain product lines, and the corresponding elimination of future associated cash flows. Impairment charges related to purchased intangible assets for the three and six months ended January 23, 2016 were $37 million.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Amortization of purchased intangible assets:
Cost of sales	$124	$139	$253	$285
Operating expenses
Amortization of purchased intangible assets	64	71	142	140
Restructuring and other charges	—	—	38	—
Total	$188	$210	$433	$425
The estimated future amortization expense of purchased intangible assets with finite lives as of January 28, 2017 is as follows (in millions):

Fiscal Year	Amount
2017 (remaining six months)	$343
2018	591
2019	505
2020	292
2021	148
Thereafter	70
Total	$1,949

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
In August 2016, the Company announced a restructuring plan (the "Fiscal 2017 Plan") in order to reinvest in its key priority areas such as security, the Internet of Things (IoT), collaboration, next generation data center and cloud. In connection with this plan, the Company expects that up to 5,500 employees will be impacted, representing approximately 7% of its global workforce. The Company's aggregate pretax estimated charges pursuant to the restructuring plan are expected to be approximately $700 million, consisting primarily of severance and other one-time termination benefits, and other associated costs. These charges are primarily cash-based, and the Company expects the Fiscal 2017 Plan to be substantially completed by the end of fiscal 2017. The Company incurred charges of $133 million, and $95 million, net of a $1 million credit to cost of sales for the three months ended January 28, 2017 and January 23, 2016, respectively, and $544 million and $236 million, net of a $2 million credit to cost of sales for the six months ended January 28, 2017 and January 23, 2016, respectively.
In connection with a restructuring action announced in August 2014 (the “Fiscal 2015 Plan”), the Company incurred cumulative charges of approximately $756 million. The Company completed the Fiscal 2015 Plan in fiscal 2016.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2015 AND PRIOR PLANS		FISCAL 2017 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2016	$21	$24	$—	$—	$45
Charges	—	—	452	92	544
Cash payments	(13)	(4)	(368)	(3)	(388)
Non-cash items	(4)	(9)	(2)	(58)	(73)
Liability as of January 28, 2017	$4	$11	$82	$31	$128

	FISCAL 2015 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 25, 2015	$60	$29	$89
Charges	206	32	238
Cash payments	(187)	(10)	(197)
Non-cash items	—	(21)	(21)
Liability as of January 23, 2016	$79	$30	$109

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	January 28, 2017	July 30, 2016
Inventories:
Raw materials	$149	$91
Work in process	1	—
Finished goods:
Distributor inventory and deferred cost of sales	422	457
Manufactured finished goods	413	415
Total finished goods	835	872
Service-related spares	260	236
Demonstration systems	19	18
Total	$1,264	$1,217

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,800	$4,778
Computer equipment and related software	1,301	1,288
Production, engineering, and other equipment	5,680	5,658
Operating lease assets	297	296
Furniture and fixtures	560	543
Total gross property and equipment	12,638	12,563
Less: accumulated depreciation and amortization	(9,216)	(9,057)
Total	$3,422	$3,506

Deferred revenue:
Service	$10,525	$10,621
Product:
Deferred revenue related to recurring software and subscription businesses	3,997	3,308
Deferred revenue related to two-tier distributors	401	377
Other product deferred revenue	2,163	2,166
Total product deferred revenue	6,561	5,851
Total	$17,086	$16,472
Reported as:
Current	$10,243	$10,155
Noncurrent	6,843	6,317
Total	$17,086	$16,472

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
A summary of the Company's financing receivables is presented as follows (in millions):

January 28, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$2,967	$2,369	$4,165	$9,501
Residual value	191	—	—	191
Unearned income	(154)	—	—	(154)
Allowance for credit loss	(225)	(106)	(47)	(378)
Total, net	$2,779	$2,263	$4,118	$9,160
Reported as:
Current	$1,419	$1,040	$2,037	$4,496
Noncurrent	1,360	1,223	2,081	4,664
Total, net	$2,779	$2,263	$4,118	$9,160

July 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,272	$2,135	$3,370	$8,777
Residual value	202	—	—	202
Unearned income	(174)	—	—	(174)
Allowance for credit loss	(230)	(97)	(48)	(375)
Total, net	$3,070	$2,038	$3,322	$8,430
Reported as:
Current	$1,490	$988	$1,794	$4,272
Noncurrent	1,580	1,050	1,528	4,158
Total, net	$3,070	$2,038	$3,322	$8,430
As of January 28, 2017 and July 30, 2016, the deferred service revenue related to "Financed Service Contracts and Other" was $1,922 million and $1,716 million, respectively.
Future minimum lease payments to the Company on lease receivables as of January 28, 2017 are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining six months)	$768
2018	1,141
2019	656
2020	300
2021	95
Thereafter	7
Total	$2,967

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of January 28, 2017 and July 30, 2016 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 28, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,505	$1,209	$99	$2,813
Loan receivables	1,259	934	176	2,369
Financed service contracts and other	2,756	1,355	54	4,165
Total	$5,520	$3,498	$329	$9,347

	INTERNAL CREDIT RISK RATING
July 30, 2016	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,703	$1,294	$101	$3,098
Loan receivables	986	967	182	2,135
Financed service contracts and other	2,077	1,271	22	3,370
Total	$4,766	$3,532	$305	$8,603
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of January 28, 2017 and July 30, 2016 were $2,327 million and $2,112 million, respectively, and they were associated with total financing receivables before allowances for credit loss of $9,538 million and $8,805 million as of their respective period ends.
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of January 28, 2017 and July 30, 2016 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 28, 2017	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$106	$55	$237	$398	$2,415	$2,813	$66	$66
Loan receivables	34	24	67	125	2,244	2,369	56	56
Financed service contracts and other	111	225	494	830	3,335	4,165	29	9
Total	$251	$304	$798	$1,353	$7,994	$9,347	$151	$131

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2016	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$111	$25	$251	$387	$2,711	$3,098	$60	$60
Loan receivables	30	9	37	76	2,059	2,135	42	42
Financed service contracts and other	213	152	565	930	2,440	3,370	30	10
Total	$354	$186	$853	$1,393	$7,210	$8,603	$132	$112

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $444 million and $670 million as of January 28, 2017 and July 30, 2016, respectively.
As of January 28, 2017, the Company had financing receivables of $316 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $144 million as of July 30, 2016.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three months ended January 28, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of October 29, 2016	$227	$111	$48	$386
Provisions	2	—	(1)	1
Recoveries (write-offs), net	(2)	(4)	—	(6)
Foreign exchange and other	(2)	(1)	—	(3)
Allowance for credit loss as of January 28, 2017	$225	$106	$47	$378

	CREDIT LOSS ALLOWANCES
Six months ended January 28, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions	(2)	12	(1)	9
Recoveries (write-offs), net	(2)	(4)	—	(6)
Foreign exchange and other	(1)	1	—	—
Allowance for credit loss as of January 28, 2017	$225	$106	$47	$378

	CREDIT LOSS ALLOWANCES
Three months ended January 23, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of October 24, 2015	$255	$90	$33	$378
Provisions	(4)	(10)	5	(9)
Recoveries (write-offs), net	—	—	(1)	(1)
Foreign exchange and other	(3)	—	—	(3)
Allowance for credit loss as of January 23, 2016	$248	$80	$37	$365

	CREDIT LOSS ALLOWANCES
Six months ended January 23, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions	(4)	(6)	5	(5)
Recoveries (write-offs), net	(4)	—	(4)	(8)
Foreign exchange and other	(3)	(1)	—	(4)
Allowance for credit loss as of January 23, 2016	$248	$80	$37	$365

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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of January 28, 2017 and July 30, 2016, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	January 28, 2017	July 30, 2016
Operating lease assets	$297	$296
Accumulated depreciation	(169)	(161)
Operating lease assets, net	$128	$135
Minimum future rentals on noncancelable operating leases as of January 28, 2017 are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining six months)	$123
2018	168
2019	76
2020	14
2021	5
Thereafter	2
Total	$388

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

January 28, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$22,910	$4	$(82)	$22,832
U.S. government agency securities	2,401	1	(5)	2,397
Non-U.S. government and agency securities	1,211	—	(6)	1,205
Corporate debt securities	30,878	85	(265)	30,698
U.S. agency mortgage-backed securities	2,031	2	(27)	2,006
Commercial paper	195	—	—	195
Total fixed income securities	59,626	92	(385)	59,333
Publicly traded equity securities	1,225	463	(74)	1,614
Total (1)	$60,851	$555	$(459)	$60,947

July 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$26,473	$73	$(2)	$26,544
U.S. government agency securities	2,809	8	—	2,817
Non-U.S. government and agency securities	1,096	4	—	1,100
Corporate debt securities	24,044	263	(15)	24,292
U.S. agency mortgage-backed securities	1,846	22	—	1,868
Total fixed income securities	56,268	370	(17)	56,621
Publicly traded equity securities	1,211	333	(40)	1,504
Total (1)	$57,479	$703	$(57)	$58,125
(1) Includes investments that were pending settlement as of the respective fiscal years. The net unsettled investment purchases were $6 million and $654 million as of January 28, 2017 and July 30, 2016, respectively.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Gross realized gains	$18	$16	$48	$51
Gross realized losses	(48)	(35)	(63)	(71)
Total	$(30)	$(19)	$(15)	$(20)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Net gains (losses) on investments in publicly traded equity securities	$4	$2	$9	$(7)
Net gains (losses) on investments in fixed income securities	(34)	(21)	(24)	(13)
Total	$(30)	$(19)	$(15)	$(20)
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 28, 2017 and July 30, 2016 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 28, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$16,303	$(82)	$16	$—	$16,319	$(82)
U.S. government agency securities	1,430	(5)	—	—	1,430	(5)
Non-U.S. government and agency securities	1,107	(6)	6	—	1,113	(6)
Corporate debt securities	15,180	(264)	325	(1)	15,505	(265)
U.S. agency mortgage-backed securities	1,780	(27)	—	—	1,780	(27)
Total fixed income securities	35,800	(384)	347	(1)	36,147	(385)
Publicly traded equity securities	63	(6)	94	(68)	157	(74)
Total	$35,863	$(390)	$441	$(69)	$36,304	$(459)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,414	$(2)	$—	$—	$2,414	$(2)
U.S. government agency securities	144	—	—	—	144	—
Non-U.S. government and agency securities	61	—	—	—	61	—
Corporate debt securities	2,499	(7)	1,208	(8)	3,707	(15)
U.S. agency mortgage-backed securities	174	—	—	—	174	—
Total fixed income securities	5,292	(9)	1,208	(8)	6,500	(17)
Publicly traded equity securities	188	(40)	—	—	188	(40)
Total	$5,480	$(49)	$1,208	$(8)	$6,688	$(57)
As of January 28, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 28, 2017, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the six months ended January 28, 2017.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has evaluated its publicly traded equity securities as of January 28, 2017 and has determined that there were no other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of January 28, 2017 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$12,678	$12,681
Due in 1 to 2 years	16,678	16,667
Due in 2 to 5 years	24,535	24,407
Due after 5 years	3,704	3,572
Mortgage-backed securities with no single maturity	2,031	2,006
Total	$59,626	$59,333
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 28, 2017 and January 23, 2016 was $1.5 billion and $0.6 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 28, 2017 and July 30, 2016, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of January 28, 2017 and July 30, 2016, the amounts are summarized in the following table (in millions):

	January 28, 2017	July 30, 2016
Equity method investments	$176	$174
Cost method investments	831	829
Total	$1,007	$1,003
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and has determined that as of January 28, 2017, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.
As discussed in Note 2, during the first quarter of fiscal 2017, the Company adopted a new accounting standard update related to the consolidation of certain types of legal entities. As of January 28, 2017, the carrying value of the Company's investments in privately held companies was $1,007 million, of which $580 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, the Company has additional funding commitments of $182 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent the Company's maximum exposure related to these variable interest entities.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of January 28, 2017 and July 30, 2016 were as follows (in millions):

	JANUARY 28, 2017 FAIR VALUE MEASUREMENTS				JULY 30, 2016 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
U.S. government securities	$—	$50	$—	$50	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	43	—	43
Money market funds	8,635	—	—	8,635	6,049	—	—	6,049
Commercial paper	—	276	—	276	—	—	—	—
Certificates of deposit	—	30	—	30	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	22,832	—	22,832	—	26,544	—	26,544
U.S. government agency securities	—	2,397	—	2,397	—	2,817	—	2,817
Non-U.S. government and agency securities	—	1,205	—	1,205	—	1,100	—	1,100
Corporate debt securities	—	30,698	—	30,698	—	24,292	—	24,292
U.S. agency mortgage-backed securities	—	2,006	—	2,006	—	1,868	—	1,868
Publicly traded equity securities	1,614	—	—	1,614	1,504	—	—	1,504
Commercial paper	—	195	—	195	—	—	—	—
Derivative assets	—	118	—	118	—	384	1	385
Total	$10,249	$59,807	$—	$70,056	$7,553	$57,048	$1	$64,602
Liabilities:
Derivative liabilities	$—	$59	$—	$59	$—	$54	$—	$54
Total	$—	$59	$—	$59	$—	$54	$—	$54

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED		TOTAL GAINS (LOSSES) FOR THE SIX MONTHS ENDED
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Investments in privately held companies (impaired)	$(64)	$(39)	$(111)	$(56)
Purchased intangible assets (impaired)	—	(37)	(42)	(37)
Property held for sale—land and buildings	(24)	—	(24)	—
Total gains (losses) for nonrecurring measurements	$(88)	$(76)	$(177)	$(93)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $44 million and $11 million as of January 28, 2017 and January 23, 2016, respectively.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was $9 million and zero as of January 28, 2017 and January 23, 2016.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charge as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of the property held for sale that was impaired was $11 million as of January 28, 2017.

(d) Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $831 million and $829 million as of January 28, 2017 and July 30, 2016, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of January 28, 2017 and July 30, 2016 was $3.3 billion and $2.6 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 28, 2017, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of January 28, 2017, the fair value of the Company’s senior notes and other long-term debt was $35.9 billion with a carrying amount of $34.6 billion. This compares to a fair value of $30.9 billion and a carrying amount of $28.6 billion as of July 30, 2016. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	January 28, 2017		July 30, 2016
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,151	1.26%	$4,159	0.97%
Commercial paper	300	0.73%	—	—
Other notes and borrowings	—	—	1	2.08%
Total short-term debt	$4,451		$4,160
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
The Company has established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had $300 million and no commercial paper notes outstanding as of January 28, 2017 and July 30, 2016, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			January 28, 2017		July 30, 2016
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.28%	March 3, 2017		$1,000	1.29%	$1,000	1.03%
Three-month LIBOR plus 0.60%	February 21, 2018		1,000	1.58%	1,000	1.32%
Three-month LIBOR plus 0.31%	June 15, 2018		900	1.34%	900	1.03%
Three-month LIBOR plus 0.50%	March 1, 2019		500	1.49%	500	1.23%
Three-month LIBOR plus 0.34%	September 20, 2019	(1)	500	1.38%	—	—
Fixed-rate notes:
1.10%	March 3, 2017		2,400	1.17%	2,400	0.87%
3.15%	March 14, 2017		750	1.52%	750	1.22%
1.40%	February 28, 2018		1,250	1.47%	1,250	1.47%
1.65%	June 15, 2018		1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019		2,000	4.84%	2,000	4.76%
1.60%	February 28, 2019		1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019		1,750	1.39%	1,750	1.08%
1.40%	September 20, 2019	(1)	1,500	1.48%	—	—
4.45%	January 15, 2020		2,500	3.47%	2,500	3.25%
2.45%	June 15, 2020		1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021		2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021		500	1.55%	500	1.24%
1.85%	September 20, 2021	(1)	2,000	1.90%	—	—
3.00%	June 15, 2022		500	1.80%	500	1.51%
2.60%	February 28, 2023		500	2.68%	500	2.68%
2.20%	September 20, 2023	(1)	750	2.27%	—	—
3.625%	March 4, 2024		1,000	1.66%	1,000	1.36%
3.50%	June 15, 2025		500	1.96%	500	1.67%
2.95%	February 28, 2026		750	3.01%	750	3.01%
2.50%	September 20, 2026	(1)	1,500	2.55%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Total			34,650		28,400
Unaccreted discount/issuance costs			(145)		(137)
Hedge accounting fair value adjustments			117		379
Total			$34,622		$28,642

Reported as:
Current portion of long-term debt			$4,151		$4,159
Long-term debt			30,471		24,483
Total			$34,622		$28,642
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
The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 28, 2017, the Company was in compliance with all debt covenants.
As of January 28, 2017, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining six months)	$4,150
2018	4,750
2019	5,250
2020	6,000
2021	3,000
Thereafter	11,500
Total	$34,650

(c)	Credit Facility
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
The Company may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. As of January 28, 2017, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under the credit facility.

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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 28, 2017	July 30, 2016	Balance Sheet Line Item	January 28, 2017	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$5	$7	Other current liabilities	$58	$53
Interest rate derivatives	Other current assets	2	11	Other current liabilities	—	—
Interest rate derivatives	Other assets	109	366	Other long-term liabilities	—	—
Total		116	384		58	53
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	—	Other current liabilities	1	1
Equity derivatives/warrants	Other assets	—	1	Other long-term liabilities	—	—
Total		2	1		1	1
Total		$118	$385		$59	$54

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	January 28, 2017	January 23, 2016	Line Item in Statements of Operations	January 28, 2017	January 23, 2016
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(2)	$(20)	Operating expenses	$(21)	$(4)
			Cost of sales—service	(6)	(1)
Total	$(2)	$(20)		$(27)	$(5)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(3)	$11	Other income (loss), net	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)
	January 28, 2017	January 23, 2016	Line Item in Statements of Operations	January 28, 2017	January 23, 2016
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(48)	$(24)	Operating expenses	$(30)	$(6)
			Cost of sales—service	(9)	(2)
Total	$(48)	$(24)		$(39)	$(8)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$6	$11	Other income (loss), net	$—	$—
As of January 28, 2017, the Company estimates that approximately $59 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income ("AOCI") will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Interest rate derivatives	Interest expense	$(175)	$(16)	$172	$18

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE SIX MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE SIX MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Interest rate derivatives	Interest expense	$(266)	$111	$262	$(107)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Foreign currency derivatives	Other income (loss), net	$(20)	$(58)	$(36)	$(54)
Total return swaps—deferred compensation	Operating expenses	26	(38)	23	(54)
Equity derivatives	Other income (loss), net	8	3	9	13
Total		$14	$(93)	$(4)	$(95)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	January 28, 2017	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$2,142	$2,683
Interest rate derivatives	9,900	9,900
Net investment hedging instruments	236	298
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,002	2,057
Total return swaps—deferred compensation	516	476
Total	$14,796	$15,414

(b)	Offsetting of Derivative Instruments
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

	January 28, 2017
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$118	$—	$118	$(21)	$(90)	$7
Derivatives liabilities	$59	$—	$59	$(21)	$—	$38

	July 30, 2016
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$385	$—	$385	$(23)	$(305)	$57
Derivatives liabilities	$54	$—	$54	$(23)	$—	$31

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 28, 2017 and July 30, 2016, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the six months ended January 28, 2017, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2017 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current assets and other assets.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 28, 2017 are as follows (in millions):

Fiscal Year	Amount
2017 (remaining six months)	$213
2018	334
2019	208
2020	142
2021	83
Thereafter	175
Total	$1,155

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of January 28, 2017 and July 30, 2016, the Company had total purchase commitments for inventory of $4,402 million and $3,896 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 28, 2017 and July 30, 2016, the liability for these purchase commitments was $172 million and $159 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Compensation expense related to acquisitions	$73	$71	$137	$144
As of January 28, 2017, the Company estimated that future cash compensation expense of up to $220 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. ("Insieme"), as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $12 million and $50 million during the three months ended January 28, 2017 and January 23, 2016, respectively, and $32 million and $101 million during the six months ended January 28, 2017 and January 23, 2016, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting will result in additional compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $831 million (which includes the $815 million that has been expensed to date), net of forfeitures. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $422 million and $354 million during the six months ended January 28, 2017 and January 23, 2016, respectively. As of January 28, 2017, the Company paid a total of approximately $811 million pursuant to these two milestone payments.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 28, 2017	January 23, 2016
Balance at beginning of period	$414	$449
Provisions for warranty issued	367	335
Adjustments for pre-existing warranties	(3)	(13)
Settlements	(352)	(340)
Divestitures	—	(28)
Balance at end of period	$426	$403
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.3 billion and $6.5 billion for the three months ended January 28, 2017 and January 23, 2016, respectively, and was $13.2 billion and $13.4 billion for the six months ended January 28, 2017 and January 23, 2016, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.1 billion as of January 28, 2017 and July 30, 2016, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $30 million and $16 million for the three months ended January 28, 2017 and January 23, 2016, respectively, and was $36 million and $39 million for the six months ended January 28, 2017 and January 23, 2016, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 28, 2017 and July 30, 2016, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 28, 2017	July 30, 2016
Maximum potential future payments relating to financing guarantees:
Channel partner	$318	$281
End user	94	96
Total	$412	$377
Deferred revenue associated with financing guarantees:
Channel partner	$(99)	$(85)
End user	(63)	(76)
Total	$(162)	$(161)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$250	$216
Other Guarantees The Company’s other guarantee arrangements as of January 28, 2017 and July 30, 2016 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liabilities
In the second quarter of fiscal 2014, the Company recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. The Company performs regular assessments of the sufficiency of this liability and reduced the amount by a total of $238 million in fiscal 2016 and fiscal 2015 based on updated analyses. During the second quarter of fiscal 2017, the Company further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. The liability related to this matter as of January 28, 2017 and July 30, 2016 was $105 million and $276 million, respectively.
In addition, during the second quarter of fiscal 2017, the Company recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used clock-signal component sourced from a third party which is included in several of the Company’s products.

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
The Company believes that the service providers have strong defenses and arguments that the Company's products do not infringe the patents and/or that Sprint's patents are invalid and/or that Sprint’s damages claims are inconsistent with prevailing law. Due to the uncertainty surrounding the litigation process, which involves numerous defendants, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. Should Sprint prevail in litigation, mediation, or settlement, the Company, in accordance with its agreements, may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products. At this time, the Company does not anticipate that its obligations regarding the final outcome of the matters would be material.

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
Brazil Brazilian authorities have investigated the Company’s Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of the Company’s products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against the Company’s Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years.
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $258 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of January 28, 2017. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that the Company's AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from the Company. On August 18, 2015, Cisco petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against the Company is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that Cisco would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. The PTAB held a hearing to review the Company's petition on November 15, 2016 and a decision is expected by February 23, 2017. The district court issued an order on June 28, 2016 staying the district court case pending the final written decision from the PTAB. The Company believes it has strong arguments that the Company's products do not infringe and the patent is invalid. If the Company does not prevail and a jury were to find that the Company's AnyConnect products infringe, the Company believes damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, however, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
Kangtega Cisco Systems GmbH (“Cisco GmbH”) was subject to patent claims by Kangtega GmbH (“Kangtega”), instituted on June 6, 2013, alleging that Cisco GmbH infringed in Germany a European Patent by marketing in Germany network intrusion-detection (or firewall) products known as the “ASA” firewall offering. On April 29, 2014, the Mannheim Regional Court dismissed the infringement action, finding no infringement by Cisco GmbH of the asserted patent. On November 23, 2016, a court of appeal in Germany (Oberlandesgericht Karlsruhe) heard an appeal of that judgment and the parties thereafter executed a settlement agreement resolving all aspects of the proceedings. The resolution did not have a material impact on the Company's results of operations.

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
During the six months ended January 28, 2017, the Company declared and paid cash dividends of $0.52 per common share, or $2.6 billion, on the Company’s outstanding common stock. During the six months ended January 23, 2016, the Company declared and paid cash dividends of $0.42 per common share, or $2.1 billion, on the Company’s outstanding common stock.
On February 15, 2017, the Company's Board of Directors declared a quarterly dividend of $0.29 per common share to be paid on April 26, 2017 to all shareholders of record as of the close of business on April 6, 2017. Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of January 28, 2017, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program, and the remaining authorized repurchase amount was $13.4 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2016	4,591	$21.04	$96,597
Repurchase of common stock under the stock repurchase program (1)	65	30.72	2,002
Cumulative balance at January 28, 2017	4,656	$21.17	$98,599
(1) There were $56 million of stock repurchases pending settlement as of January 28, 2017. There were $45 million of stock repurchases that were pending settlement as of July 30, 2016.
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
For the six months ended January 28, 2017 and January 23, 2016, the Company repurchased approximately 14 million and 16 million shares, or $432 million and $412 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
(d) Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of January 28, 2017, the Company had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan permits the granting of stock options, restricted stock, and restricted stock units ("RSUs"), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As of January 28, 2017, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that were forfeited or were terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
The number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date and prior to November 12, 2009 have an expiration date no later than nine years from the grant date. The expiration date for stock options and stock appreciation rights granted subsequent to the amendment approved on November 12, 2009 shall be no later than 10 years from the grant date. The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest with respect to 20% or 25% of the shares or share units covered by the grant annually over the vesting period. The majority of the performance-based and market-based RSUs vests at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. Certain performance-based RSUs, that are based on the achievement of financial and/or non-financial operating goals, typically vest upon the achievement of milestones (and may require subsequent service periods), with overall vesting of the shares underlying the award ranging from six months to three years. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

(b)	Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of January 28, 2017. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 12 million and 14 million shares under the Purchase Plan during the six months ended January 28, 2017 and January 23, 2016, respectively. As of January 28, 2017, 111 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Cost of sales—product	$19	$16	$40	$29
Cost of sales—service	34	35	67	73
Share-based compensation expense in cost of sales	53	51	107	102
Research and development	129	107	255	221
Sales and marketing	125	126	265	265
General and administrative	45	47	94	104
Restructuring and other charges	—	(1)	3	14
Share-based compensation expense in operating expenses	299	279	617	604
Total share-based compensation expense	$352	$330	$724	$706
Income tax benefit for share-based compensation	$102	$103	$207	$198
As of January 28, 2017, the total compensation cost related to unvested share-based awards not yet recognized was $2.8 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 25, 2015	276
Restricted stock, stock units, and other share-based awards granted	(96)
Share-based awards canceled/forfeited/expired	30
Shares withheld for taxes and not issued	30
Other	2
BALANCE AT JULY 30, 2016	242
Restricted stock, stock units, and other share-based awards granted	(43)
Share-based awards canceled/forfeited/expired	69
Shares withheld for taxes and not issued	20
BALANCE AT JANUARY 28, 2017	288
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 25, 2015	143	$22.08
Granted and assumed	70	25.69
Vested	(54)	20.68	$1,428
Canceled/forfeited	(14)	22.86
UNVESTED BALANCE AT JULY 30, 2016	145	24.26
Granted and assumed	29	28.17
Vested	(39)	22.18	$1,210
Canceled/forfeited	(11)	24.99
UNVESTED BALANCE AT JANUARY 28, 2017	124	$25.76

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 25, 2015	103	$28.68
Assumed from acquisitions	18	5.17
Exercised	(32)	19.22
Canceled/forfeited/expired	(16)	30.01
BALANCE AT JULY 30, 2016	73	26.78
Assumed from acquisitions	1	1.59
Exercised	(6)	17.43
Canceled/forfeited/expired	(55)	31.95
BALANCE AT JANUARY 28, 2017	13	$8.23
The following table summarizes significant ranges of outstanding and exercisable stock options as of January 28, 2017 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	11	6.5	$5.84	$280	4	$5.73	$120
$ 20.01 – 25.00	1	0.1	23.41	3	1	23.41	2
$ 25.01 – 30.00	1	0.4	25.55	7	1	25.55	7
Total	13	5.8	$8.23	$290	6	$10.55	$129
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $30.98 as of January 27, 2017, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 28, 2017 was 6 million. As of July 30, 2016, 64 million outstanding stock options were exercisable and the weighted-average exercise price was $29.66.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Number of shares granted (in millions)	15	27	3	1
Grant date fair value per share	$27.68	$25.25	$27.90	$25.32
Weighted-average assumptions/inputs:
Expected dividend yield	3.4%	3.1%	3.4%	3.1%
Range of risk-free interest rates	0.0% – 1.5%	0.1% – 1.2%	0.3% – 1.5%	0.0% – 1.2%
Range of expected volatilities for index	N/A	N/A	N/A	15.3% – 54.3%

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Six Months Ended	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Number of shares granted (in millions)	23	36	6	5
Grant date fair value per share	$27.96	$24.93	$28.78	$24.71
Weighted-average assumptions/inputs:
Expected dividend yield	3.4%	3.1%	3.4%	3.2%
Range of risk-free interest rates	0.0% – 1.5%	0.0% – 1.2%	0.1% – 1.5%	0.0% – 1.2%
Range of expected volatilities for index	N/A	N/A	16.7% – 46.8%	15.3% – 54.3%

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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the six months ended January 28, 2017 and January 23, 2016 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2016	$413	$(59)	$(680)	$(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(559)	(48)	(69)	(676)
(Gains) losses reclassified out of AOCI	15	39	(1)	53
Tax benefit (expense)	148	1	(1)	148
BALANCE AT JANUARY 28, 2017	$17	$(67)	$(751)	$(801)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(515)	(24)	(524)	(1,063)
(Gains) losses reclassified out of AOCI	20	8	1	29
Tax benefit (expense)	198	2	(34)	166
BALANCE AT JANUARY 23, 2016	$13	$(30)	$(790)	$(807)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$(30)	$(19)	$(15)	$(20)	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(21)	(4)	(30)	(6)	Operating expenses
Foreign currency derivatives	(6)	(1)	(9)	(2)	Cost of sales—service
	(27)	(5)	(39)	(8)
Cumulative translation adjustment and actuarial gains and losses	1	—	1	(1)	Operating expenses
Total amounts reclassified out of AOCI	$(56)	$(24)	$(53)	$(29)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Income before provision for income taxes	$2,963	$3,306	$5,916	$6,443
Provision for income taxes	$615	$159	$1,246	$866
Effective tax rate	20.8%	4.8%	21.1%	13.4%
As of January 28, 2017, the Company had $1.8 billion of unrecognized tax benefit, of which $1.3 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at January 28, 2017 could be reduced by approximately $150 million in the next 12 months.

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
Summarized financial information by segment for the three months ended January 28, 2017 and January 23, 2016, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Revenue:
Americas	$6,660	$6,911	$14,103	$14,703
EMEA	3,065	3,093	6,078	6,187
APJC	1,855	1,923	3,751	3,719
Total	$11,580	$11,927	$23,932	$24,609
Gross margin:
Americas	$4,288	$4,411	$9,121	$9,354
EMEA	2,012	2,011	4,025	4,000
APJC	1,121	1,184	2,325	2,262
Segment total	7,421	7,606	15,471	15,616
Unallocated corporate items	(145)	(174)	(311)	(352)
Total	$7,276	$7,432	$15,160	$15,264
Revenue in the United States was $5.9 billion and $6.0 billion for the three months ended January 28, 2017 and January 23, 2016, respectively, and was $12.5 billion and $12.9 billion for the six months ended January 28, 2017 and January 23, 2016, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Revenue:
Switching	$3,305	$3,475	$7,021	$7,484
NGN Routing	1,817	2,014	3,906	3,983
Collaboration	1,062	1,019	2,143	2,134
Data Center	790	822	1,624	1,681
Wireless	632	616	1,264	1,262
Security	528	462	1,068	947
Service Provider Video(1)	241	499	512	1,186
Other	116	76	255	150
Product	8,491	8,983	17,793	18,827
Service	3,089	2,944	6,139	5,782
Total	$11,580	$11,927	$23,932	$24,609
(1) During the second quarter of fiscal 2016, the Company completed the sale of the Customer Premises Equipment portion of its Service Provider Video Connected Devices business (“SP Video CPE Business”). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $93 million for the second quarter of fiscal 2016 and $504 million for the first six months of fiscal 2016.
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, was attributable to its U.S. operations as of each of January 28, 2017 and July 30, 2016. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $62.3 billion and $59.8 billion as of January 28, 2017 and July 30, 2016, respectively, and the remaining $9.6 billion and $5.9 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 28, 2017	July 30, 2016
Property and equipment, net:
United States	$2,797	$2,822
International	625	684
Total	$3,422	$3,506

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Net income	$2,348	$3,147	$4,670	$5,577
Weighted-average shares—basic	5,015	5,070	5,021	5,075
Effect of dilutive potential common shares	25	27	33	31
Weighted-average shares—diluted	5,040	5,097	5,054	5,106
Net income per share—basic	$0.47	$0.62	$0.93	$1.10
Net income per share—diluted	$0.47	$0.62	$0.92	$1.09
Antidilutive employee share-based awards, excluded	20	98	103	133
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance		January 28, 2017	January 23, 2016	Variance
Revenue (1)	$11,580	$11,927	(2.9)%		$23,932	$24,609	(2.8)%
Gross margin percentage	62.8%	62.3%	0.5	pts	63.3%	62.0%	1.3	pts
Research and development	$1,508	$1,509	(0.1)%		$3,053	$3,069	(0.5)%
Sales and marketing	$2,222	$2,286	(2.8)%		$4,640	$4,729	(1.9)%
General and administrative	$456	$176	159.1%		$1,011	$715	41.4%
Total research and development, sales and marketing, general and administrative	$4,186	$3,971	5.4%		$8,704	$8,513	2.2%
Total as a percentage of revenue	36.1%	33.3%	2.8	pts	36.4%	34.6%	1.8	pts
Amortization of purchased intangible assets included in operating expenses	$64	$71	(9.9)%		$142	$140	1.4%
Restructuring and other charges included in operating expenses	$133	$96	38.5%		$544	$238	128.6%
Operating income as a percentage of revenue	25.0%	27.6%	(2.6)	pts	24.1%	25.9%	(1.8)	pts
Income tax percentage	20.8%	4.8%	16.0	pts	21.1%	13.4%	7.7	pts
Net income	$2,348	$3,147	(25.4)%		$4,670	$5,577	(16.3)%
Net income as a percentage of revenue	20.3%	26.4%	(6.1)	pts	19.5%	22.7%	(3.2)	pts
Earnings per share—diluted	$0.47	$0.62	(24.2)%		$0.92	$1.09	(15.6)%
(1) During the second quarter of fiscal 2016, we completed the sale of the Customer Premises Equipment portion of our Service Provider Video Connected Devices business (“SP Video CPE Business”). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $93 million for the second quarter of fiscal 2016 and $504 million for the first six months of fiscal 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
In the second quarter of fiscal 2017, we continued to deliver solid profitability and cash flows. We remain focused on accelerating innovation across our portfolio, and we believe that we have made progress over the past year in our strategic priority areas. We continue to operate in a challenging and highly competitive environment, which has impacted, in particular, our NGN Routing and Switching areas. We saw some improvements in the service provider customer market compared to the first quarter of fiscal 2017, although we expect ongoing uncertainty in that area. We continued to see weakness in emerging countries in the aggregate. We experienced solid revenue growth in Security, Collaboration, Services, and Wireless and we continued to make progress in the transition of our business model to increased software and subscriptions. While the overall environment remains uncertain, we continue to aggressively invest in priority areas to drive profitable growth over the long term.
In the second quarter of fiscal 2017, our revenue decreased by 3% (decreased 2% not including revenue from the divested SP Video CPE products which had been included in the prior year period) as compared with the second quarter of fiscal 2016. Within total revenue, product revenue decreased 5% while service revenue increased 5%. Total gross margin increased by 0.5 percentage points, driven by higher service gross margin. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 2.8 percentage points driven by a $286 million pre-tax gain from the sale of our SP Video CPE Business recorded in the second quarter of fiscal 2016. Operating income as a percentage of revenue decreased by 2.6 percentage points. Diluted earnings per share decreased by 24%, driven by a 25% decrease in net income. A significant portion of the decrease in net income in the second quarter of fiscal 2017, as compared to the second quarter of fiscal 2016 was attributable to $519 million in tax benefits and the gain from the sale of our SP Video CPE Business as discussed above, both recorded in the second quarter of fiscal 2016. These tax benefits primarily related to our settlement with the IRS of all outstanding items related to the audit of our federal income tax returns covering the period from fiscal 2008 through fiscal 2010 and the permanent reinstatement of the U.S. federal R&D tax credit.
In terms of our geographic segments, revenue from the Americas decreased by $0.3 billion, driven in large part by lower product revenue in the United States. EMEA revenue decreased slightly led by a product revenue decline in the United Kingdom. Revenue in our APJC segment decreased $0.1 billion, led by a product revenue decrease in China. We experienced revenue declines from many emerging countries. The “BRICM” countries experienced a product revenue decline of 16% in the aggregate, driven by declines in the emerging countries of China and Mexico of 30% and 36%, respectively, partially offset by increased product revenue in India, Russia and Brazil of 16%, 4% and 2%, respectively.
From a customer market standpoint, we experienced product revenue declines in the service provider, public sector and enterprise markets, while the commercial market experienced growth. The decline in the service provider market was driven in part by the sale of the SP Video CPE Business in the second quarter of fiscal 2016.
From a product category perspective, total company product revenue, not including SP Video CPE products in the prior year period, decreased 4% year over year. This decrease was led by product revenue decreases in NGN Routing and Switching of 10% and 5%, respectively. The decrease in NGN Routing was driven by a 17% decline in revenue from our high-end router products. The decline in sales of our Switching products was primarily due to lower sales of switches used in campus environments, which comprise the majority of our Switching portfolio. We believe the decline in sales of Switching products used in campus environments was driven by uncertainty in the macro environment, which led to a slowdown in customer spending, as well as by a highly competitive landscape. Product revenue from Data Center and Service Provider Video decreased by 4% and 41%, respectively. Partially offsetting these decreases was product revenue growth in Security, Collaboration and Wireless, which grew by 14%, 4% and 3%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Diluted earnings per share decreased by 16% from the prior year, as a result of a 16% decrease in net income. Revenue decreased 3%, with product revenue decreasing 5% and service revenue increasing 6%. Total gross margin increased by 1.3 percentage points driven in part by the sale of the lower margin SP Video CPE Business. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 1.8 percentage points. Operating income as a percentage of revenue decreased by 1.8 percentage points. Net income for the first six months of fiscal 2017 was negatively impacted by a higher effective tax rate.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2017 (in millions, except annualized inventory turns):

	January 28, 2017	July 30, 2016
Cash and cash equivalents and investments	$71,845	$65,756
Deferred revenue	$17,086	$16,472
Inventories	$1,264	$1,217
Annualized inventory turns	14.1	14.6

	Six Months Ended
	January 28, 2017	January 23, 2016
Cash provided by operating activities	$6,502	$6,688
Repurchases of common stock—stock repurchase program	$2,002	$2,469
Dividends	$2,612	$2,133

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first six months of fiscal 2017, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	January 28, 2017	July 30, 2016
Allowance for doubtful accounts	$225	$249
Percentage of gross accounts receivable	4.8%	4.1%
Allowance for credit loss—lease receivables	$225	$230
Percentage of gross lease receivables(1)	7.1%	6.6%
Allowance for credit loss—loan receivables	$106	$97
Percentage of gross loan receivables	4.5%	4.5%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 28, 2017 and July 30, 2016 was $123 million and $126 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 28, 2017, the liability for these purchase commitments was $172 million, compared with $159 million as of July 30, 2016, and was included in other current liabilities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for inventory was $35 million and $41 million for the first six months of fiscal 2017 and 2016, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $74 million and $94 million for the first six months of fiscal 2017 and 2016, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
In the second quarter of fiscal 2014, we recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. We perform regular assessments of the sufficiency of this liability and reduced the amount by a total of $238 million in fiscal 2016 and fiscal 2015 based on updated analyses. During the second quarter of fiscal 2017, we further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. The liability related to this matter as of January 28, 2017 and July 30, 2016 was $105 million and $276 million, respectively.
In addition, during the second quarter of fiscal 2017, we recorded a $125 million charge to product cost of sales related to the expected remediation costs for anticipated failures in future periods of a widely-used clock-signal component sourced from a third party which is included in several of our products.
Estimating these liabilities is complex and subjective, and if we experience changes in a number of underlying assumptions and estimates such as a change in claims compared with our expectations, or if the cost of servicing these claims is different than expected, our estimated liabilities for these matters may be impacted.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $60.9 billion as of January 28, 2017, compared with $58.1 billion as of July 30, 2016. Our fixed income investment portfolio as of January 28, 2017 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 28, 2017. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of January 28, 2017 and July 30, 2016.
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
We also have investments in privately held companies, some of which are in the startup or development stages. As of January 28, 2017, our investments in privately held companies were $1,007 million, compared with $1,003 million as of July 30, 2016, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. Our impairment charges on investments in privately held companies were $111 million and $56 million for the first six months of fiscal 2017 and 2016, respectively.

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
The goodwill recorded in the Consolidated Balance Sheets as of January 28, 2017 and July 30, 2016 was $26.8 billion and $26.6 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2017 and 2016.
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
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $42 million and $37 million for the first six months of fiscal 2017 and 2016, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.8% and 4.8% in the second quarter of fiscal 2017 and 2016, respectively. Our effective tax rate was 21.1% and 13.4% in the first six months of fiscal 2017 and 2016, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,491	$8,983	$(492)	(5.5)%	$17,793	$18,827	$(1,034)	(5.5)%
Percentage of revenue	73.3%	75.3%			74.3%	76.5%
Service	3,089	2,944	145	4.9%	6,139	5,782	357	6.2%
Percentage of revenue	26.7%	24.7%			25.7%	23.5%
Total	$11,580	$11,927	$(347)	(2.9)%	$23,932	$24,609	$(677)	(2.8)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent
Revenue:
Americas	$6,660	$6,911	$(251)	(3.6)%	$14,103	$14,703	$(600)	(4.1)%
Percentage of revenue	57.5%	58.0%			58.9%	59.8%
EMEA	3,065	3,093	(28)	(0.9)%	6,078	6,187	(109)	(1.8)%
Percentage of revenue	26.5%	25.9%			25.4%	25.1%
APJC	1,855	1,923	(68)	(3.5)%	3,751	3,719	32	0.9%
Percentage of revenue	16.0%	16.1%			15.7%	15.1%
Total	$11,580	$11,927	$(347)	(2.9)%	$23,932	$24,609	$(677)	(2.8)%
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
For the second quarter of fiscal 2017, as compared with the second quarter of fiscal 2016, total revenue decreased by 3%. Total company revenue not including SP Video CPE products decreased 2%. Product revenue decreased by 5% in total, and decreased by 4% not including revenue from SP Video CPE products in the prior year period. Service revenue increased by 5%. Our total revenue decreased across all geographic segments. The emerging countries of BRICM, in the aggregate, experienced a 16% product revenue decline, with declines in China and Mexico partially offset by increases in the other three BRICM countries.
We conduct business globally in numerous currencies. The direct effect of foreign currency fluctuations on revenue has not been material because our revenue is primarily denominated in U.S. dollars. However, if the U.S. dollar strengthens relative to other currencies, such strengthening could have an indirect effect on our revenue to the extent it raises the cost of our products to non-U.S. customers and thereby reduces demand. A weaker U.S. dollar could have the opposite effect. However, the precise indirect effect of currency fluctuations is difficult to measure or predict because our revenue is influenced by many factors in addition to the impact of such currency fluctuations. Our revenue in the second quarter of fiscal 2017 was adversely affected by the depreciation of certain currencies relative to the U.S. dollar and especially currencies in certain emerging countries, although the indirect effects are difficult to measure.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
For the first six months of fiscal 2017, as compared with the first six months of fiscal 2016, total revenue decreased by 3%. Total company revenue not including SP Video CPE products decreased 1%. Product revenue decreased by 5% while service revenue increased by 6%. Our total revenue declined in the Americas and EMEA segments and grew in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced a 12% product revenue decline, with revenue declines in China, Mexico and Brazil partially offset by increases in the other two BRICM countries.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$4,695	$4,989	$(294)	(5.9)%	$10,175	$10,937	$(762)	(7.0)%
Percentage of product revenue	55.3%	55.5%			57.2%	58.0%
EMEA	2,392	2,460	(68)	(2.8)%	4,756	4,943	(187)	(3.8)%
Percentage of product revenue	28.2%	27.4%			26.7%	26.3%
APJC	1,404	1,534	(130)	(8.5)%	2,862	2,947	(85)	(2.9)%
Percentage of product revenue	16.5%	17.1%			16.1%	15.7%
Total	$8,491	$8,983	$(492)	(5.5)%	$17,793	$18,827	$(1,034)	(5.5)%
During the second quarter of fiscal 2016, we completed the sale of our SP Video CPE Business. As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. SP Video CPE Business revenue was $93 million for the second quarter of fiscal 2016 and $504 million for the first six months of fiscal 2016.

Americas
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
The 6% decrease in product revenue for the Americas segment was led by a significant decline in the service provider market and, to a lesser extent, declines in the public sector and enterprise markets. These product revenue declines were partially offset by the growth in the commercial market in this segment. The product revenue decrease in the service provider market was due in part to the sale of the SP Video CPE Business. The product revenue decrease in the public sector market was due primarily to lower sales to the U.S. federal government and to state and local governments. From a country perspective, product revenue decreased by 5% in the United States, 36% in Mexico and 16% in Canada, partially offset by an increase of 2% in Brazil.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
The decrease in product revenue in the Americas segment reflected declines across all customer markets. The product revenue decrease in the service provider market was driven primarily by the absence of product sales related to our SP Video CPE Business in the first six months of fiscal 2017. We had $378 million in product sales related to our SP Video CPE Business in the first six months of fiscal 2016 in this segment. From a country perspective, product revenue decreased by 6% in the United States, 33% in Mexico, 9% in Canada and 4% in Brazil.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EMEA
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Product revenue in the EMEA segment decreased by 3%, driven by declines in the service provider, public sector and enterprise markets. Product revenue in the commercial market was flat. The decline in sales to the service provider market was due primarily to the sale of the SP Video CPE Business. Product revenue from emerging countries within EMEA decreased by 5% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, decreased by 2%.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
The decrease in product revenue in the EMEA segment of 4% was driven by declines in the service provider market and, to a lesser extent, declines in the public sector and commercial markets. We experienced product revenue growth in the enterprise market in this segment. The product revenue decrease in the service provider market was driven primarily by the absence of product sales related to our SP Video CPE Business in the first six months of fiscal 2017. We had $108 million in product sales related to our SP Video CPE Business in the first six months of fiscal 2016 in this segment. Product revenue from emerging countries within EMEA decreased by 6% and product revenue for the remainder of the EMEA segment decreased by 3%.

APJC
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Product revenue in the APJC segment decreased by 8%, with declines across all customer markets in this segment. From a country perspective, product revenue decreased by 30% in China driven in large part by lower sales of Service Provider Video products and 21% in Australia, partially offset by product revenue increases of 16% in India and 14% in Japan.

Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Product revenue in the APJC segment decreased by 3%. The product revenue decline was led by declines in the public sector and service provider markets. These decreases were partially offset by product revenue growth in the commercial and enterprise markets. From a country perspective, product revenue decreased by 18% in China and 3% in Australia while increasing 13% in Japan and 9% in India. Product sales for this geographic segment were adversely impacted by an $18 million decrease in product sales related to the absence of our SP Video CPE Business.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,305	$3,475	$(170)	(4.9)%	$7,021	$7,484	$(463)	(6.2)%
Percentage of product revenue	38.9%	38.7%			39.5%	39.8%
NGN Routing	1,817	2,014	(197)	(9.8)%	3,906	3,983	(77)	(1.9)%
Percentage of product revenue	21.4%	22.4%			22.0%	21.2%
Collaboration	1,062	1,019	43	4.2%	2,143	2,134	9	0.4%
Percentage of product revenue	12.5%	11.3%			12.0%	11.3%
Data Center	790	822	(32)	(3.9)%	1,624	1,681	(57)	(3.4)%
Percentage of product revenue	9.3%	9.2%			9.1%	8.9%
Wireless	632	616	16	2.6%	1,264	1,262	2	0.2%
Percentage of product revenue	7.5%	6.9%			7.1%	6.7%
Security	528	462	66	14.3%	1,068	947	121	12.8%
Percentage of product revenue	6.2%	5.1%			6.0%	5.0%
Service Provider Video (1)	241	499	(258)	(51.7)%	512	1,186	(674)	(56.8)%
Percentage of product revenue	2.8%	5.6%			2.9%	6.3%
Other	116	76	40	52.6%	255	150	105	70.0%
Percentage of product revenue	1.4%	0.8%			1.4%	0.8%
Total	$8,491	$8,983	$(492)	(5.5)%	$17,793	$18,827	$(1,034)	(5.5)%
(1) Includes SP Video CPE Business revenue of $93 million for the second quarter of fiscal 2016 and $504 million for the first six months of fiscal 2016.
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Switching
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
The decrease in revenue in our Switching product category of 5%, or $170 million, was driven primarily by a decrease in sales of Switching products used in campus environments, which comprise the majority of our Switching portfolio. We believe this was driven by the uncertainty in the macro environment which led to a slowdown in customer spending, as well as by a highly competitive landscape.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In terms of subcategories, the decrease was driven by a 17%, or $170 million, decrease in revenue from our modular switches and, to a lesser extent, a 24%, or $30 million, decrease in sales of storage products. Revenue from our modular switches decreased due primarily to lower sales of most of the Cisco Catalyst Series Switches and Cisco Nexus 7000 Series Switches. We experienced an increase in revenue from LAN fixed-configuration switches of 1%, or $30 million, driven primarily by higher sales of our Cisco Nexus 9300 Series Switches, Cisco Catalyst 3850 Series Switches and Cisco Catalyst 3650 Series Switches partially offset by a decrease in sales of certain other products in this portfolio.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Revenue in our Switching product category decreased by 6%, or $463 million, driven by a 19%, or $426 million, decrease in revenue from our modular switches and a 19%, or $40 million, decrease in sales of storage products partially offset by a slight increase in revenue from our LAN fixed-configuration switches. Revenue from our modular switches decreased driven by lower sales of most of the Cisco Catalyst Series Switches and Cisco Nexus 7000 Series Switches, partially offset by growth in Cisco Nexus 9500 Series Switches within this product category. Revenue from LAN fixed-configuration switches increased slightly due to higher sales of our Cisco Nexus 9300 Series Switches, Cisco Catalyst 3850 Series Switches and Cisco Catalyst 3650 Series Switches partially offset by a decrease in sales of certain other products in this portfolio.

NGN Routing
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Revenue in our NGN Routing product category decreased by 10%, or $197 million, driven by a 17%, or $196 million, decrease in revenue from our high-end router products and an 11%, or $70 million, decrease in revenue from our midrange and low-end router products. These decreases were partially offset by a 27%, or $69 million, increase in revenue from what we categorize as other NGN Routing products. The decrease in revenue from our high-end router products was driven by a decrease in revenue from most of our products within our Cisco Aggregation Services Router (ASR) products and our Cisco Carrier Routing System (CRS) products. Revenue from our midrange and low-end router products decreased, driven by lower sales of our Cisco Integrated Services Router (ISR) products. Revenue from other NGN Routing products increased due to higher sales of certain optical networking products and cable access products.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
The decrease in revenue in our NGN Routing product category of 2%, or $77 million, was driven by a 5%, or $108 million, decrease in revenue from our high-end router products and, a 5%, or $62 million, decrease in revenue from our midrange and low-end router products, partially offset by a 16%, or $93 million, increase in revenue from other NGN Routing products. Revenue from high-end router products decreased due to a decrease in revenue from most of our products within our ASR products and our CRS products. The decrease in revenue from our midrange and low-end router products was due to lower sales of our Cisco ISR products and certain of our access router products. Revenue from other NGN Routing products increased due to higher sales of certain optical networking products and cable access products.

Collaboration
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Revenue from our Collaboration product category increased by 4%, or $43 million, driven by growth across the various subcategories within this product category. The growth in Conferencing revenue resulted from higher usage and recurring revenue from WebEx, which we include as product revenue in this category. The increase in Unified Communications revenue was driven by higher software revenue. Revenue from Cisco TelePresence products increased due to higher revenue in infrastructure and endpoint products as momentum continued as a result of new product introductions. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Revenue in our Collaboration product category was flat as the growth in Conferencing revenue offset the decreases in sales from Cisco TelePresence and Unified Communications products. The growth in Conferencing revenue resulted from higher usage and recurring revenue from WebEx. The decrease in Unified Communications revenue was driven by decreased revenue from phones, partially offset by higher software revenue. Revenue from Cisco TelePresence products declined due to lower revenue from endpoint products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
The decrease in revenue in our Data Center product category of 4%, or $32 million, was primarily driven by a decrease in sales of our Cisco Unified Computing System products, with declines in the commercial and public sector markets partially offset by growth in the service provider market. We believe two key factors are adversely impacting the sales of this product category. We believe the uncertainty in the macro environment led to a slowdown of customer spending. Additionally, we are seeing a market transition with computing workloads shifting from blade server systems to rack-based systems.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Revenue in our Data Center product category decreased by 3%, or $57 million, driven by a decrease in sales of our Cisco Unified Computing System products, with declines in the commercial, public sector and service provider markets, partially offset by growth in the enterprise market.

Wireless
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Revenue in our Wireless product category increased by 3%, or $16 million, due primarily to continued growth in sales of Meraki products within this product category, partially offset by a decrease in sales of our controller products and, to a lesser extent, a decrease in sales of our access point products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Revenue in our Wireless product category was flat as increases in sales from Meraki products and certain of our access point products were offset by a decrease in sales of our controller products.

Security
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Revenue in our Security product category increased 14%, or $66 million, driven by higher sales of advanced threat security, unified threat management and web security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Revenue in our Security product category increased 13%, or $121 million, driven by similar factors as discussed in the three-month period immediately above.

Service Provider Video
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
The decrease in revenue from our Service Provider Video product category of 52%, or $258 million, was driven by a decrease in revenue from Service Provider Video software and solutions driven by a decline in China and a decrease in product sales of $93 million related to our SP Video CPE Business which we sold during the second quarter of fiscal 2016.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Revenue from our Service Provider Video product category decreased by 57%, or $674 million, due to a $504 million decrease in sales related to the SP Video CPE Business and a decrease in revenue from Service Provider Video software and solutions.
Other Products
The increase in revenue in our Other Products category was due to increased revenue from our Internet of Things (“IoT”) products, driven by our fiscal 2016 Jasper acquisition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,965	$1,922	$43	2.2%	$3,928	$3,766	$162	4.3%
Percentage of service revenue	63.6%	65.3%			64.0%	65.1%
EMEA	673	633	40	6.3%	1,322	1,244	78	6.3%
Percentage of service revenue	21.8%	21.5%			21.5%	21.5%
APJC	451	389	62	15.9%	889	772	117	15.2%
Percentage of service revenue	14.6%	13.2%			14.5%	13.4%
Total	$3,089	$2,944	$145	4.9%	$6,139	$5,782	$357	6.2%
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Service revenue increased 5%, with growth across all of our geographic segments. Worldwide technical support services revenue and worldwide advanced services revenue each increased by 5%. Technical support services revenue experienced growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue, which relates to professional services for specific customer network needs, increased in the APJC and EMEA geographic segments and was flat in the Americas segment.

Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Service revenue increased across all geographic segments. Worldwide technical support services revenue increased by 7% and worldwide advanced services increased by 3%. Technical support services revenue had solid growth across all geographic segments. Advanced services revenue grew in the APJC and EMEA segments and was flat in the Americas segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Gross margin:
Product	$5,186	$5,503	61.1%	61.3%	$11,085	$11,494	62.3%	61.1%
Service	2,090	1,929	67.7%	65.5%	4,075	3,770	66.4%	65.2%
Total	$7,276	$7,432	62.8%	62.3%	$15,160	$15,264	63.3%	62.0%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2017 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2016	61.3%	61.1%
Productivity (1)	2.3%	2.5%
SP Video CPE Business impact	0.5%	1.4%
Supplier component remediation charge/adjustment, net	0.2%	0.1%
Amortization of purchased intangible assets	0.1%	0.1%
Product pricing	(2.5)%	(1.8)%
Mix of products sold	(0.7)%	(1.1)%
Other	(0.1)%	—%
Fiscal 2017	61.1%	62.3%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Product gross margin decreased by 0.2 percentage points as compared with the second quarter of fiscal 2016. The decrease in product gross margin was largely due to unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. The decrease was also due to the impact of the unfavorable mix of products sold primarily from our NGN Routing and Service Provider Video products.
The various factors contributing to the product gross margin decrease were partially offset by productivity improvements and the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business. Productivity improvements were driven by value engineering efforts; favorable component pricing; and continued operational efficiency in manufacturing operations. Productivity improvements were adversely impacted by an increase in the cost of certain memory components which are currently constrained. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes. Product gross margin was also impacted by the supplier component remediation adjustment and charge which consisted of a $141 million adjustment, partially offset by a $125 million charge. See Note 12 to the Consolidated Financial Statements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Product gross margin increased by 1.2 percentage points as compared with the first six months of fiscal 2016. The increase was due to productivity improvements driven by similar factors as discussed in the three-month period immediately above. Additionally, gross margin increased due to the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business. These factors were partially offset by unfavorable impacts from product pricing and unfavorable mix of products sold. The unfavorable product mix impact was driven by negative mix impacts from NGN Routing products, Service Provider Video products and Cisco Unified Computing System products.
Service Gross Margin
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
Our service gross margin percentage increased by 2.2 percentage points as compared with the second quarter of fiscal 2016, due to higher sales volume and decreased delivery costs, partially offset by increased headcount-related costs.
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
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
Service gross margin percentage increased by 1.2 percentage points as compared with the first six months of fiscal 2016, due to higher sales volume, favorable mix and, to a lesser extent, lower share-based compensation expense. These benefits to service gross margin were partially offset by higher headcount-related costs.

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Gross margin:
Americas	$4,288	$4,411	64.4%	63.8%	$9,121	$9,354	64.7%	63.6%
EMEA	2,012	2,011	65.6%	65.0%	4,025	4,000	66.2%	64.7%
APJC	1,121	1,184	60.4%	61.6%	2,325	2,262	62.0%	60.8%
Segment total	7,421	7,606	64.1%	63.8%	15,471	15,616	64.6%	63.5%
Unallocated corporate items (1)	(145)	(174)			(311)	(352)
Total	$7,276	$7,432	62.8%	62.3%	$15,160	$15,264	63.3%	62.0%

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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
The Americas segment experienced a gross margin percentage increase due to productivity improvements and, to a lesser extent, the sale of the lower margin SP Video CPE Business. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and an unfavorable product mix. The unfavorable mix of products sold was driven by an unfavorable mix within our NGN Routing products.
The gross margin percentage increase in our EMEA segment was due primarily to higher service gross margin. Product gross margin in this segment declined due to negative impacts from pricing partially offset by the impact of productivity improvements and the sale of the lower margin SP Video CPE Business.
Our APJC segment gross margin percentage decreased primarily due to unfavorable impacts from pricing and unfavorable product mix, partially offset by productivity improvements. The mix impact was driven by an unfavorable mix of products sold primarily from our Service Provider Video products and Cisco Unified Computing System products. We experienced a higher service gross margin in this segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and the sale of the lower margin SP Video CPE Business, partially offset by unfavorable impacts from pricing and mix. The unfavorable mix impact in this geographic segment was driven by unfavorable mix from our NGN Routing, Switching and Service Provider Video products.
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements in this geographic segment and the sale of the lower margin SP Video CPE Business. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing and, to a lesser extent, an unfavorable product mix. Higher service gross margin also contributed to the increase in the overall gross margin in this segment.
The APJC segment gross margin percentage increased due primarily to higher service gross margin. Product gross margin in this segment also increased due to productivity improvements partially offset by unfavorable impacts from mix and pricing. The unfavorable mix impact was driven by our Service Provider Video products and our Cisco Unified Computing System products.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent	January 28, 2017	January 23, 2016	Variance in Dollars	Variance in Percent
Research and development	$1,508	$1,509	$(1)	(0.1)%	$3,053	$3,069	$(16)	(0.5)%
Percentage of revenue	13.0%	12.7%			12.8%	12.5%
Sales and marketing	2,222	2,286	(64)	(2.8)%	4,640	4,729	(89)	(1.9)%
Percentage of revenue	19.2%	19.2%			19.4%	19.2%
General and administrative	456	176	280	159.1%	1,011	715	296	41.4%
Percentage of revenue	3.9%	1.5%			4.2%	2.9%
Total	$4,186	$3,971	$215	5.4%	$8,704	$8,513	$191	2.2%
Percentage of revenue	36.1%	33.3%			36.4%	34.6%

R&D Expenses
R&D expenses decreased for the second quarter and first six months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, primarily due to lower contracted services, lower discretionary spending and lower acquisition-related costs, partially offset by higher headcount-related expenses and higher share-based compensation expense.

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

Sales and Marketing Expenses
Sales and marketing expenses decreased for the second quarter and first six months of fiscal 2017, compared with the corresponding periods of fiscal 2016, due to lower headcount-related expenses, lower contracted services, lower discretionary spending and lower acquisition-related costs. Lower headcount related expenses were due to efficiencies related to our restructuring actions.

G&A Expenses
G&A expenses increased in the second quarter and first six months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, primarily due to the $286 million pre-tax gain from the sale of our SP Video CPE Business recorded in the second quarter of fiscal 2016.

Effect of Foreign Currency
In the second quarter of fiscal 2017, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $27 million, or approximately 0.7%, compared with the second quarter of fiscal 2016.
In the first six months of fiscal 2017, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $60 million, or approximately 0.7%, compared with the first six months of fiscal 2016.

Headcount
Our headcount as of January 28, 2017 was 71,959, which represents a decrease of 426 employees in the second quarter of fiscal 2017 and a decrease of 1,752 employees in the first six months of fiscal 2017, each as compared with the total headcount at the end of fiscal 2016. The decrease was driven by our fiscal 2017 restructuring actions that began in the first quarter, partially offset by additional headcount primarily from our investments in key growth areas.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Cost of sales—product	$19	$16	$40	$29
Cost of sales—service	34	35	67	73
Share-based compensation expense in cost of sales	53	51	107	102
Research and development	129	107	255	221
Sales and marketing	125	126	265	265
General and administrative	45	47	94	104
Restructuring and other charges	—	(1)	3	14
Share-based compensation expense in operating expenses	299	279	617	604
Total share-based compensation expense	$352	$330	$724	$706
The increase in share-based compensation expense in the second quarter and first six months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, was due primarily to higher expense related to equity awards assumed with respect to our recent acquisitions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Amortization of purchased intangible assets:
Cost of sales	$124	$139	$253	$285
Operating expenses:
Amortization of purchased intangible assets	64	71	142	140
Restructuring and other charges	—	—	38	—
Total	$188	$210	$433	$425
Amortization of purchased intangible assets decreased for the second quarter of fiscal 2017, as compared with the second quarter of fiscal 2016, due to certain purchased intangible assets having become fully amortized or impaired, partially offset by amortization of purchased intangible assets from our recent acquisitions.
Amortization of purchased intangible assets increased for the first six months of fiscal 2017, as compared with the first six months of fiscal 2016, due to higher impairment charges and amortization of purchased intangible assets from our recent acquisitions, partially offset by certain purchased intangible assets having become fully amortized or impaired.
Restructuring and Other Charges
In the second quarter and first six months of fiscal 2017, we incurred restructuring and other charges of approximately $133 million and $544 million, respectively, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2016. Our aggregate pretax estimated charges pursuant to the restructuring action are expected to be approximately $700 million, and we expect the restructuring action to be substantially completed by the end of fiscal 2017. We expect to reinvest substantially all of the cost savings from the restructuring action in our key priority areas such as security, IoT, collaboration, next generation data center and cloud. As a result, the overall cost savings from the restructuring action are not expected to be material for future periods.
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
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 28, 2017	January 23, 2016	January 28, 2017	January 23, 2016
Operating income	$2,893	$3,294	$5,770	$6,373
Operating income as a percentage of revenue	25.0%	27.6%	24.1%	25.9%
For the second quarter and first six months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, operating income decreased by 12% and 9%, respectively, and as a percentage of revenue operating income decreased by 2.6 percentage points and 1.8 percentage points, respectively. These decreases resulted from the $286 million pre-tax gain from the sale of our SP Video CPE Business recorded in the second quarter of fiscal 2016 and an increase in restructuring and other charges related to the restructuring action announced in August 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	January 28, 2017	January 23, 2016	Variance in Dollars
Interest income	$329	$237	$92	$624	$462	$162
Interest expense	(222)	(162)	(60)	(420)	(321)	(99)
Interest income (expense), net	$107	$75	$32	$204	$141	$63
For the second quarter and first six months of fiscal 2017, interest income increased compared with the corresponding periods of fiscal 2016, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio. Interest expense in the second quarter and first six months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, was higher driven by higher average debt balances and the impact of higher effective interest rates on both floating-rate senior notes and interest rate swaps associated with fixed-rate senior notes.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 28, 2017	January 23, 2016	Variance in Dollars	January 28, 2017	January 23, 2016	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$4	$2	$2	$9	$(7)	$16
Fixed income securities	(34)	(21)	(13)	(24)	(13)	(11)
Total available-for-sale investments	(30)	(19)	(11)	(15)	(20)	5
Privately held companies	(3)	(36)	33	(53)	(47)	(6)
Net gains (losses) on investments	(33)	(55)	22	(68)	(67)	(1)
Other gains (losses), net	(4)	(8)	4	10	(4)	14
Other income (loss), net	$(37)	$(63)	$26	$(58)	$(71)	$13
Three Months Ended January 28, 2017 Compared with Three Months Ended January 23, 2016
The change in total net gains (losses) on available-for-sale investments in the second quarter of fiscal 2017, as compared with the second quarter of fiscal 2016, was primarily attributable to higher realized losses on fixed income securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the second quarter of fiscal 2017, as compared with the second quarter of fiscal 2016, was primarily due to higher realized gains on investments in privately held companies partially offset by higher impairment charges on investments in privately held companies.
The change in other gains (losses), net in the second quarter of fiscal 2017, as compared with the second quarter of fiscal 2016, was driven by impacts from equity derivatives and lower donation expenses.
Six Months Ended January 28, 2017 Compared with Six Months Ended January 23, 2016
The change in total net gains (losses) on available-for-sale investments in the first six months of fiscal 2017, as compared with the first six months of fiscal 2016, was primarily attributable to higher realized gains on publicly traded equity securities, partially offset by higher realized losses on fixed income securities in the current period as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies for the first six months of fiscal 2017, as compared with the first six months of fiscal 2016, was primarily due to higher impairment charges on investments in privately held companies, partially offset by higher realized gains on investments in privately held companies.
The change in other gains (losses), net in the first six months of fiscal 2017, as compared with the first six months of fiscal 2016, was driven by net favorable foreign exchange impacts and lower donation expenses partially offset by impacts from equity derivatives.

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
The provision for income taxes resulted in an effective tax rate of 20.8% for the second quarter of fiscal 2017 compared with 4.8% for the second quarter of fiscal 2016, a net 16.0 percentage point increase in the effective tax rate for the second quarter of fiscal 2017 as compared with the second quarter of fiscal 2016. The provision for income taxes resulted in an effective tax rate of 21.1% for the first six months of fiscal 2017 as compared with 13.4% for the first six months of fiscal 2016, a net 7.7 percentage point increase in the effective tax rate for the first six months of fiscal 2017 as compared with the first six months of fiscal 2016. The increase in the effective tax rates for both the second quarter and first six months of fiscal 2017 as compared with the second quarter and first six months of fiscal 2016 was primarily due to the recognition of a net benefit to the provision for income taxes in the second quarter of fiscal 2016 related to our settlement with the IRS of all outstanding items covering fiscal 2008 through fiscal 2010 and reinstatement of the U.S. federal research and development (“R&D”) tax credit on December 18, 2015.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 28, 2017	July 30, 2016	Increase (Decrease)
Cash and cash equivalents	$10,898	$7,631	$3,267
Fixed income securities	59,333	56,621	2,712
Publicly traded equity securities	1,614	1,504	110
Total	$71,845	$65,756	$6,089
The net increase in cash and cash equivalents and investments in the first six months of fiscal 2017 was primarily driven by the cash provided by operating activities of $6.5 billion and an increase in debt of $6.5 billion. These sources of cash were partially offset by cash returned to shareholders in the form of cash dividends of $2.6 billion and repurchases of common stock of $2.0 billion under the stock repurchase program; the timing of settlements and change in fair value of investments of $1.4 billion; capital expenditures of $0.5 billion; and net cash paid for acquisitions of $0.3 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $62.3 billion and $59.8 billion as of January 28, 2017 and July 30, 2016, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of January 28, 2017 and July 30, 2016 was $9.6 billion and $5.9 billion, respectively.
In addition to cash requirements in the normal course of business, we expect to close the acquisition of AppDynamics for a purchase price of $3.7 billion and repay the $4.2 billion of senior notes maturing in the third quarter of fiscal 2017. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 28, 2017	January 23, 2016
Net cash provided by operating activities	$6,502	$6,688
Acquisition of property and equipment	(526)	(576)
Free cash flow	$5,976	$6,112
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2017
January 28, 2017	$0.26	$1,304	33	$30.33	$1,001	$2,305
October 29, 2016	$0.26	$1,308	32	$31.12	$1,001	$2,309

Fiscal 2016
July 30, 2016	$0.26	$1,309	28	$28.70	$800	$2,109
April 30, 2016	$0.26	$1,308	27	$24.08	$649	$1,957
January 23, 2016	$0.21	$1,065	48	$26.12	$1,262	$2,327
October 24, 2015	$0.21	$1,068	45	$26.83	$1,207	$2,275
On February 15, 2017, our Board of Directors declared a quarterly dividend of $0.29 per common share to be paid on April 26, 2017 to all shareholders of record as of the close of business on April 6, 2017. Any future dividends are subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	January 28, 2017	July 30, 2016	Increase (Decrease)
Accounts receivable, net	$4,458	$5,847	$(1,389)
Our accounts receivable net, as of January 28, 2017 decreased by approximately 24%, as compared with the end of fiscal 2016, primarily due to product and service billings being more linear in the second quarter of fiscal 2017 compared with the fourth quarter of fiscal 2016.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	January 28, 2017	July 30, 2016	Increase (Decrease)
Inventories	$1,264	$1,217	$47
Annualized inventory turns	14.1	14.6	(0.5)
Purchase commitments with contract manufacturers and suppliers	$4,402	$3,896	$506
Inventory as of January 28, 2017 increased by 4% from our inventory balance at the end of fiscal 2016, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 13%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 11% compared with the end of fiscal 2016. The increase in purchase commitments with contract manufacturers and suppliers was due to two factors.  Approximately half of the increase was to secure memory supply which is currently constrained.  The remainder of the increase relates to procuring key components for specific product areas.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of January 28, 2017, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
January 28, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$3,158	$2,369	$4,165	$9,692	$318	$94	$412	$10,104
Unearned income	(154)	—	—	(154)	—	—	—	(154)
Allowance for credit loss	(225)	(106)	(47)	(378)	—	—	—	(378)
Deferred revenue	(12)	(15)	(1,922)	(1,949)	(99)	(63)	(162)	(2,111)
Net balance sheet exposure	$2,767	$2,248	$2,196	$7,211	$219	$31	$250	$7,461
Financing Receivables  Financing receivables less unearned income increased by 8% compared with the end of fiscal 2016. The change was due to a 24% increase in financed service contracts and other and an 11% increase in loan receivables partially offset by a 9% decrease in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $13.2 billion and $13.4 billion for the first six months of fiscal 2017 and 2016, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.1 billion as of January 28, 2017 and July 30, 2016, respectively. We could be called upon to make payments under these

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		January 28, 2017	July 30, 2016
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.28%	March 3, 2017		$1,000	$1,000
Three-month LIBOR plus 0.60%	February 21, 2018		1,000	1,000
Three-month LIBOR plus 0.31%	June 15, 2018		900	900
Three-month LIBOR plus 0.50%	March 1, 2019		500	500
Three-month LIBOR plus 0.34%	September 20, 2019	(1)	500	—
Fixed-rate notes:
1.10%	March 3, 2017		2,400	2,400
3.15%	March 14, 2017		750	750
1.40%	February 28, 2018		1,250	1,250
1.65%	June 15, 2018		1,600	1,600
4.95%	February 15, 2019		2,000	2,000
1.60%	February 28, 2019		1,000	1,000
2.125%	March 1, 2019		1,750	1,750
1.40%	September 20, 2019	(1)	1,500	—
4.45%	January 15, 2020		2,500	2,500
2.45%	June 15, 2020		1,500	1,500
2.20%	February 28, 2021		2,500	2,500
2.90%	March 4, 2021		500	500
1.85%	September 20, 2021	(1)	2,000	—
3.00%	June 15, 2022		500	500
2.60%	February 28, 2023		500	500
2.20%	September 20, 2023	(1)	750	—
3.625%	March 4, 2024		1,000	1,000
3.50%	June 15, 2025		500	500
2.95%	February 28, 2026		750	750
2.50%	September 20, 2026	(1)	1,500	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$34,650	$28,400
(1) In September 2016, we issued senior notes with an aggregate principal amount of $6.25 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 28, 2017.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Debt Other debt as of July 30, 2016 included secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $1 million as of July 30, 2016.
Commercial Paper We established a short-term debt financing program of up to $3.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $300 million and no commercial paper notes outstanding as of January 28, 2017 and July 30, 2016, respectively.
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
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 28, 2017	July 30, 2016	Increase (Decrease)
Service	$10,525	$10,621	$(96)
Product:
Deferred revenue related to recurring software and subscription businesses	3,997	3,308	689
Deferred revenue related to two-tier distributors	401	377	24
Other product deferred revenue	2,163	2,166	(3)
Total product deferred revenue	6,561	5,851	710
Total	$17,086	$16,472	$614
Reported as:
Current	$10,243	$10,155	$88
Noncurrent	6,843	6,317	526
Total	$17,086	$16,472	$614
Deferred product revenue increased 12% primarily due to increased deferrals related to recurring software and subscription businesses and, to a lesser extent, higher deferred revenue related to two-tier distributors. The portion of product deferred revenue related to recurring software and subscription businesses grew 51% on a year-over-year basis to $4.0 billion as of January 28, 2017. Collaboration, Security, and Wireless were the key product category contributors of this product deferred revenue growth during the period. The 1% decrease in deferred service revenue was driven by the timing of multiyear arrangements and the impact of ongoing amortization of deferred service revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of January 28, 2017 were $1.2 billion.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the six months ended January 28, 2017 and January 23, 2016, we recorded compensation expense of $32 million and $101 million, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting will result in additional compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $831 million (which includes the $815 million that has been expensed to date), net of forfeitures. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $422 million and $354 million during the first six months of fiscal 2017 and fiscal 2016, respectively. As of January 28, 2017, we paid a total of approximately $811 million pursuant to these two milestone payments.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities.
We also have certain funding commitments primarily related to these variable interest entities, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $182 million as of January 28, 2017.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 28, 2017 and January 23, 2016 was $1.5 billion and $0.6 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of January 28, 2017 and July 30, 2016, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 28, 2017. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of January 28, 2017. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 28, 2017, our financing receivables had a carrying value of $9.2 billion, compared with $8.4 billion as of July 30, 2016. As of January 28, 2017, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 28, 2017, we had $34.7 billion in principal amount of senior notes outstanding, which consisted of $3.9 billion floating-rate notes and $30.8 billion fixed-rate notes. The carrying amount of the senior notes was $34.6 billion, and the related fair value based on market prices was $35.9 billion. As of January 28, 2017, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $9.9 billion of hedged debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 28, 2017 and July 30, 2016 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 28, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,130	$1,291	$1,453	$1,614	$1,775	$1,937	$2,098

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 30, 2016	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,053	$1,203	$1,354	$1,504	$1,654	$1,805	$1,955

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of January 28, 2017, the total carrying amount of our investments in privately held companies was $1,007 million, compared with $1,003 million at July 30, 2016. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 28, 2017		July 30, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,838	$(44)	$3,079	$(41)
Sold	$592	$(1)	$651	$—
Option contracts:
Purchased	$504	$2	$688	$4
Sold	$446	$(9)	$620	$(10)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2017, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $60 million, or approximately 0.7%, compared with the first six months of fiscal 2016. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years.
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $258 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of January 28, 2017. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against us in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that our AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from us. On August 18, 2015, Cisco petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against us is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that Cisco would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. The PTAB held a hearing to review our petition on November 15, 2016 and a decision is expected by February 23, 2017. The district court issued an order on June 28, 2016 staying the district court case pending the final written decision from the PTAB. We believe we have strong arguments that our products do not infringe and the patent is invalid. If we do not prevail and a jury were to find that our AnyConnect products infringe, we believe damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, however, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

Kangtega Cisco Systems GmbH (“Cisco GmbH”) was subject to patent claims by Kangtega GmbH (“Kangtega”), instituted on June 6, 2013, alleging that Cisco GmbH infringed in Germany a European Patent by marketing in Germany network intrusion-detection (or firewall) products known as the “ASA” firewall offering. On April 29, 2014, the Mannheim Regional Court dismissed the infringement action finding no infringement by Cisco GmbH of the asserted patent. On November 23, 2016, a court of appeal in Germany (Oberlandesgericht Karlsruhe) heard an appeal of that judgment and the parties thereafter executed a settlement agreement resolving all aspects of the proceedings. The resolution did not have a material impact on our results of operations.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders during the first half of fiscal 2017, the fourth quarter of fiscal 2016 and also in fiscal 2015.
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
Our revenue may grow at a slower rate than in past periods or decline as it did in the first half of fiscal 2017 and in fiscal 2014 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined in the second quarter of fiscal 2017 and in certain other prior periods, and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Product orders from the service provider market decreased in the first half of fiscal 2017 and in fiscal 2015, and at various times in the past, including in fiscal 2014, we experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Avaya Inc.; Blue Jeans Networks, Brocade Communications Systems, Inc.; Check Point Software Technologies Ltd.; Dell Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; International Business Machines Corporation; Juniper Networks, Inc.; Lenovo Group Limited; LogMeIn, Inc.; Microsoft Corporation; Nokia Corporation; Palo Alto Networks, Inc.; Polycom, Inc.; Riverbed Technology, Inc.; Symantec Corporation; Ubiquiti Networks and VMware, Inc.; among others.
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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income. For example, in the second quarter of fiscal 2017 we recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used clock-signal component sourced from a third party which is included in several of our products, and in the second quarter of fiscal 2014 we recorded a pre-tax charge of $655 million related to the expected remediation costs for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010.
DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during the first half of fiscal 2017, the fourth quarter of fiscal 2016 and also in fiscal 2015. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $258 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of January 28, 2017. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the second quarter of fiscal 2017, we have senior unsecured notes outstanding in an aggregate principal amount of $34.7 billion that mature at specific dates from calendar year 2017 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $3.0 billion, and we had $300 million in commercial paper notes outstanding under this program as of January 28, 2017. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $3.9 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 30, 2016 to November 26, 2016	8	$30.61	8	$14,145
November 27, 2016 to December 24, 2016	11	$30.09	11	$13,813
December 25, 2016 to January 28, 2017	14	$30.35	14	$13,401
Total	33	$30.33	33
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 28, 2017, our Board of Directors had authorized the repurchase of up to $112 billion of common stock under this program. As of January 28, 2017, we had repurchased and retired 4.7 billion shares of our common stock at an average price of $21.17 per share for an aggregate purchase price of $98.6 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $13.4 billion with no termination date.
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

Cisco Systems, Inc.

Date:	February 21, 2017	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

10.1	Cisco Systems, Inc. Deferred Compensation Plan, as amended
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.1	Section 1350 Certification of Principal Executive Officer
32.2	Section 1350 Certification of Principal Financial Officer
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document