Form 10-Q
period 2017-04-29
CISCO SYSTEMS, INC.
filed 2017-05-23
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2017

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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 18, 2017: 5,000,054,399
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 29, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 29, 2017	July 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$8,116	$7,631
Investments	59,858	58,125
Accounts receivable, net of allowance for doubtful accounts of $213 at April 29, 2017 and $249 at July 30, 2016	4,635	5,847
Inventories	1,366	1,217
Financing receivables, net	4,639	4,272
Other current assets	1,348	1,627
Total current assets	79,962	78,719
Property and equipment, net	3,395	3,506
Financing receivables, net	4,568	4,158
Goodwill	29,516	26,625
Purchased intangible assets, net	2,704	2,501
Deferred tax assets	4,351	4,299
Other assets	1,454	1,844
TOTAL ASSETS	$125,950	$121,652
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,248	$4,160
Accounts payable	1,219	1,056
Income taxes payable	20	517
Accrued compensation	2,825	2,951
Deferred revenue	10,344	10,155
Other current liabilities	4,062	6,072
Total current liabilities	22,718	24,911
Long-term debt	28,222	24,483
Income taxes payable	1,168	925
Deferred revenue	6,978	6,317
Other long-term liabilities	1,482	1,431
Total liabilities	60,568	58,067
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,998 and 5,029 shares issued and outstanding at April 29, 2017 and July 30, 2016, respectively	45,003	44,516
Retained earnings	20,721	19,396
Accumulated other comprehensive income (loss)	(342)	(326)
Total Cisco shareholders’ equity	65,382	63,586
Noncontrolling interests	—	(1)
Total equity	65,382	63,585
TOTAL LIABILITIES AND EQUITY	$125,950	$121,652
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
REVENUE:
Product	$8,885	$8,875	$26,678	$27,702
Service	3,055	3,125	9,194	8,907
Total revenue	11,940	12,000	35,872	36,609
COST OF SALES:
Product	3,405	3,214	10,113	10,547
Service	1,017	1,065	3,081	3,077
Total cost of sales	4,422	4,279	13,194	13,624
GROSS MARGIN	7,518	7,721	22,678	22,985
OPERATING EXPENSES:
Research and development	1,507	1,626	4,560	4,695
Sales and marketing	2,226	2,447	6,866	7,176
General and administrative	487	566	1,498	1,281
Amortization of purchased intangible assets	59	81	201	221
Restructuring and other charges	70	17	614	255
Total operating expenses	4,349	4,737	13,739	13,628
OPERATING INCOME	3,169	2,984	8,939	9,357
Interest income	354	270	978	732
Interest expense	(219)	(175)	(639)	(496)
Other income (loss), net	(113)	4	(171)	(67)
Interest and other income (loss), net	22	99	168	169
INCOME BEFORE PROVISION FOR INCOME TAXES	3,191	3,083	9,107	9,526
Provision for income taxes	676	734	1,922	1,600
NET INCOME	$2,515	$2,349	$7,185	$7,926

Net income per share:
Basic	$0.50	$0.47	$1.43	$1.57
Diluted	$0.50	$0.46	$1.42	$1.56
Shares used in per-share calculation:
Basic	5,005	5,032	5,015	5,060
Diluted	5,045	5,065	5,056	5,095

Cash dividends declared per common share	$0.29	$0.26	$0.81	$0.68
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income	$2,515	$2,349	$7,185	$7,926
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(25) and $129 for the three and nine months ended April 29, 2017, respectively, and $(146) and $59 for the corresponding periods of fiscal 2016, respectively	229	217	(168)	(95)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(32) and $(38) for the three and nine months ended April 29, 2017, respectively, and $(2) and $(9) for the corresponding periods of fiscal 2016, respectively	44	4	53	17
	273	221	(115)	(78)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(5) and $(1) for the three and nine months ended April 29, 2017, respectively, and $(2) and $2 for the corresponding periods of fiscal 2016, respectively	20	19	(24)	(1)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(2) and $(5) for the three and nine months ended April 29, 2017, respectively, and $(2) and $(4) for the corresponding periods of fiscal 2016, respectively	25	7	61	13
	45	26	37	12
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(6) and $(7) for the three and nine months ended April 29, 2017, respectively, and $(9) and $(43) for the corresponding periods of fiscal 2016, respectively	134	326	63	(231)
Other comprehensive income (loss)	452	573	(15)	(297)
Comprehensive income	2,967	2,922	7,170	7,629
Comprehensive (income) loss attributable to noncontrolling interests	7	7	(1)	9
Comprehensive income attributable to Cisco Systems, Inc.	$2,974	$2,929	$7,169	$7,638
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$7,185	$7,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,708	1,546
Share-based compensation expense	1,124	1,101
Provision for receivables	20	(27)
Deferred income taxes	(125)	229
Excess tax benefits from share-based compensation	(125)	(103)
(Gains) losses on divestitures, investments and other, net	156	(279)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,253	1,412
Inventories	(149)	189
Financing receivables	(773)	(296)
Other assets	140	(94)
Accounts payable	149	(114)
Income taxes, net	(112)	(723)
Accrued compensation	(154)	(318)
Deferred revenue	592	7
Other liabilities	(1,014)	(704)
Net cash provided by operating activities	9,875	9,752
Cash flows from investing activities:
Purchases of investments	(35,562)	(36,366)
Proceeds from sales of investments	24,414	23,806
Proceeds from maturities of investments	8,390	11,790
Acquisition of businesses, net of cash and cash equivalents acquired	(3,211)	(3,161)
Proceeds from business divestiture	—	372
Purchases of investments in privately held companies	(172)	(202)
Return of investments in privately held companies	168	74
Acquisition of property and equipment	(756)	(880)
Proceeds from sales of property and equipment	6	11
Other	35	(195)
Net cash used in investing activities	(6,688)	(4,751)
Cash flows from financing activities:
Issuances of common stock	418	771
Repurchases of common stock—repurchase program	(2,516)	(3,154)
Shares repurchased for tax withholdings on vesting of restricted stock units	(497)	(469)
Short-term borrowings, original maturities less than 90 days, net	2,000	(4)
Issuances of debt	6,232	6,978
Repayments of debt	(4,151)	(3,863)
Excess tax benefits from share-based compensation	125	103
Dividends paid	(4,063)	(3,441)
Other	(250)	96
Net cash used in financing activities	(2,702)	(2,983)
Net increase in cash and cash equivalents	485	2,018
Cash and cash equivalents, beginning of period	7,631	6,877
Cash and cash equivalents, end of period	$8,116	$8,895

Supplemental cash flow information:
Cash paid for interest	$727	$691
Cash paid for income taxes, net	$2,159	$2,093
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			7,185		7,185		7,185
Other comprehensive income (loss)				(16)	(16)	1	(15)
Issuance of common stock	65	418			418		418
Repurchase of common stock	(80)	(708)	(1,797)		(2,505)		(2,505)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(497)			(497)		(497)
Cash dividends declared ($0.81 per common share)			(4,063)		(4,063)		(4,063)
Tax effects from employee stock incentive plans		(34)			(34)		(34)
Share-based compensation		1,138			1,138		1,138
Purchase acquisitions and other		170			170		170
BALANCE AT APRIL 29, 2017	4,998	$45,003	$20,721	$(342)	$65,382	$—	$65,382

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			7,926		7,926		7,926
Other comprehensive income (loss)				(288)	(288)	(9)	(297)
Issuance of common stock	87	771			771		771
Repurchase of common stock	(120)	(1,036)	(2,082)		(3,118)		(3,118)
Shares repurchased for tax withholdings on vesting of restricted stock units	(18)	(469)			(469)		(469)
Cash dividends declared ($0.68 per common share)			(3,441)		(3,441)		(3,441)
Tax effects from employee stock incentive plans		32			32		32
Share-based compensation		1,101			1,101		1,101
Purchase acquisitions and other		146			146		146
BALANCE AT APRIL 30, 2016	5,034	$44,137	$18,448	$(227)	$62,358	$—	$62,358

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 29, 2017, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program with no termination date. For additional information regarding stock repurchase, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,671	$24,603	$74,499	$99,102
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
The accompanying financial data as of April 29, 2017 and for the three and nine months ended April 29, 2017 and April 30, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 30, 2016 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 30, 2016.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of April 29, 2017; the results of operations and the statements of comprehensive income for the three and nine months ended April 29, 2017 and April 30, 2016; and the statements of cash flows and equity for the nine months ended April 29, 2017 and April 30, 2016, as applicable, have been made. The results of operations for the three and nine months ended April 29, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Share-Based Compensation In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. The accounting standard will be effective for the Company beginning the first quarter of fiscal 2018, and early adoption is permitted. The Company does not expect that this accounting standard update will have a material impact on its Consolidated Financial Statements.
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
Definition of a Business In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. The accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be fact dependent, but the Company expects that some transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.
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
The Company completed four acquisitions during the nine months ended April 29, 2017. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
CloudLock	$249	$—	$36	$213
AppDynamics	3,258	(175)	785	2,648
Others (two in total)	9	—	5	4
Total	$3,516	$(175)	$826	$2,865
On March 17, 2017, the Company completed its acquisition of privately held AppDynamics, Inc. ("AppDynamics"), an application intelligence software company. AppDynamics's cloud application and business monitoring platform is designed to enable companies to improve application and business performance. With the AppDynamics acquisition, the Company seeks to provide end-to-end visibility and intelligence from the customer's network through to the application. Product revenue from the AppDynamics acquisition has been included in the Company's Other product category.
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
The total purchase consideration related to the Company’s acquisitions completed during the nine months ended April 29, 2017 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $135 million. Total transaction costs related to the Company’s acquisition activities were $7 million and $29 million for the nine months ended April 29, 2017 and April 30, 2016, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
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
The goodwill generated from the Company’s acquisitions completed during the nine months ended April 29, 2017 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 29, 2017 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
Pending Acquisition of Viptela On May 1, 2017, the Company announced its intent to acquire privately held Viptela, Inc. ("Viptela"), a software-defined wide area network (SD-WAN) company. Under the terms of the agreement, the Company will pay approximately $610 million in cash and assumed equity awards to acquire Viptela. The acquisition is expected to close in the second half of calendar 2017.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 29, 2017 (in millions):

	Balance at			Balance at
	July 30, 2016	Acquisitions	Other	April 29, 2017
Americas	$16,529	$1,986	$13	$18,528
EMEA	6,269	724	8	7,001
APJC	3,827	155	5	3,987
Total	$26,625	$2,865	$26	$29,516
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the nine months ended April 29, 2017 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
CloudLock	6.0	$32	4.0	$3	1.5	$1	$—	$36
AppDynamics	4.0	525	7.0	235	2.3	25	—	785
Others (two in total)	3.0	5	0.0	—	0.0	—	—	5
Total		$562		$238		$26	$—	$826
The following tables present details of the Company’s purchased intangible assets (in millions):

April 29, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,345	$(1,485)	$1,860
Customer relationships	1,353	(714)	639
Other	82	(31)	51
Total purchased intangible assets with finite lives	4,780	(2,230)	2,550
In-process research and development, with indefinite lives	154	—	154
Total	$4,934	$(2,230)	$2,704

July 30, 2016	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,038	$(1,391)	$1,647
Customer relationships	1,793	(1,203)	590
Other	85	(43)	42
Total purchased intangible assets with finite lives	4,916	(2,637)	2,279
In-process research and development, with indefinite lives	222	—	222
Total	$5,138	$(2,637)	$2,501
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment charges related to purchased intangible assets for the three and nine months ended April 29, 2017 were zero and $42 million, respectively. Impairment charges were primarily as a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets. Of these impairment charges, $38 million was recorded to restructuring and other charges in connection with the Company's decision to exit certain product lines, and the corresponding elimination of future associated cash flows. Impairment charges related to purchased intangible assets for the three and nine months ended April 30, 2016 were $7 million and $44 million, respectively.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Amortization of purchased intangible assets:
Cost of sales	$141	$134	$394	$419
Operating expenses
Amortization of purchased intangible assets	59	81	201	221
Restructuring and other charges	—	—	38	—
Total	$200	$215	$633	$640
The estimated future amortization expense of purchased intangible assets with finite lives as of April 29, 2017 is as follows (in millions):

Fiscal Year	Amount
2017 (remaining three months)	$211
2018	770
2019	681
2020	462
2021	266
Thereafter	160
Total	$2,550

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
In August 2016, the Company announced a restructuring plan (the "Fiscal 2017 Plan") in order to reinvest in its key priority areas in which up to 5,500 employees would be impacted, with estimated pretax charges of approximately $700 million. In May 2017, the Company extended the Fiscal 2017 Plan to include an additional 1,100 employees with $150 million of estimated additional pretax charges. The Company's estimated aggregate pretax charges of approximately $850 million under the Fiscal 2017 Plan consist primarily of severance and other one-time termination benefits, and other associated costs. These charges are primarily cash-based, and the Company expects the Fiscal 2017 Plan to be substantially completed by the end of the first quarter of fiscal 2018. The Company has incurred net charges of $70 million and $17 million for the three months ended April 29, 2017 and April 30, 2016, respectively, and $614 million and $253 million, net of a $2 million credit to cost of sales for the nine months ended April 29, 2017 and April 30, 2016, respectively.
In connection with a restructuring action announced in August 2014 (the “Fiscal 2015 Plan”), the Company incurred cumulative charges of approximately $756 million. The Company completed the Fiscal 2015 Plan in fiscal 2016.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2015 PLAN		FISCAL 2017 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2016	$21	$24	$—	$—	$45
Charges	—	—	510	104	614
Cash payments	(14)	(5)	(449)	(21)	(489)
Non-cash items	(4)	(9)	(3)	(48)	(64)
Liability as of April 29, 2017	$3	$10	$58	$35	$106

	FISCAL 2015 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 25, 2015	$60	$29	$89
Charges	224	31	255
Cash payments	(238)	(13)	(251)
Non-cash items	—	(21)	(21)
Liability as of April 30, 2016	$46	$26	$72

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 29, 2017	July 30, 2016
Inventories:
Raw materials	$209	$91
Finished goods:
Distributor inventory and deferred cost of sales	515	457
Manufactured finished goods	332	415
Total finished goods	847	872
Service-related spares	286	236
Demonstration systems	24	18
Total	$1,366	$1,217

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,848	$4,778
Computer equipment and related software	1,266	1,288
Production, engineering, and other equipment	5,701	5,658
Operating lease assets	322	296
Furniture and fixtures	567	543
Total gross property and equipment	12,704	12,563
Less: accumulated depreciation and amortization	(9,309)	(9,057)
Total	$3,395	$3,506

Deferred revenue:
Service	$10,532	$10,621
Product:
Deferred revenue related to recurring software and subscription businesses	4,352	3,308
Deferred revenue related to two-tier distributors	311	377
Other product deferred revenue	2,127	2,166
Total product deferred revenue	6,790	5,851
Total	$17,322	$16,472
Reported as:
Current	$10,344	$10,155
Noncurrent	6,978	6,317
Total	$17,322	$16,472

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
A summary of the Company's financing receivables is presented as follows (in millions):

April 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$2,792	$2,659	$4,096	$9,547
Residual value	175	—	—	175
Unearned income	(146)	—	—	(146)
Allowance for credit loss	(220)	(117)	(32)	(369)
Total, net	$2,601	$2,542	$4,064	$9,207
Reported as:
Current	$1,257	$1,224	$2,158	$4,639
Noncurrent	1,344	1,318	1,906	4,568
Total, net	$2,601	$2,542	$4,064	$9,207

July 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Gross	$3,272	$2,135	$3,370	$8,777
Residual value	202	—	—	202
Unearned income	(174)	—	—	(174)
Allowance for credit loss	(230)	(97)	(48)	(375)
Total, net	$3,070	$2,038	$3,322	$8,430
Reported as:
Current	$1,490	$988	$1,794	$4,272
Noncurrent	1,580	1,050	1,528	4,158
Total, net	$3,070	$2,038	$3,322	$8,430
As of April 29, 2017 and July 30, 2016, the deferred service revenue related to "Financed Service Contracts and Other" was $1,965 million and $1,716 million, respectively.
Future minimum lease payments to the Company on lease receivables as of April 29, 2017 are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining three months)	$350
2018	1,227
2019	704
2020	361
2021	135
Thereafter	15
Total	$2,792

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of April 29, 2017 and July 30, 2016 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 29, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,404	$1,161	$81	$2,646
Loan receivables	1,493	990	176	2,659
Financed service contracts and other	2,771	1,305	20	4,096
Total	$5,668	$3,456	$277	$9,401

	INTERNAL CREDIT RISK RATING
July 30, 2016	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,703	$1,294	$101	$3,098
Loan receivables	986	967	182	2,135
Financed service contracts and other	2,077	1,271	22	3,370
Total	$4,766	$3,532	$305	$8,603
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
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with the Company’s revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. The Company also records deferred revenue associated with financing receivables when there are remaining performance obligations, as it does for financed service contracts. Total allowances for credit loss and deferred revenue as of April 29, 2017 and July 30, 2016 were $2,362 million and $2,112 million, respectively, and they were associated with total financing receivables before allowances for credit loss of $9,576 million and $8,805 million as of their respective period ends.
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of April 29, 2017 and July 30, 2016 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 29, 2017	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$131	$110	$275	$516	$2,130	$2,646	$52	$52
Loan receivables	31	28	61	120	2,539	2,659	59	59
Financed service contracts and other	244	129	425	798	3,298	4,096	31	11
Total	$406	$267	$761	$1,434	$7,967	$9,401	$142	$122

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2016	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$111	$25	$251	$387	$2,711	$3,098	$60	$60
Loan receivables	30	9	37	76	2,059	2,135	42	42
Financed service contracts and other	213	152	565	930	2,440	3,370	30	10
Total	$354	$186	$853	$1,393	$7,210	$8,603	$132	$112

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $318 million and $670 million as of April 29, 2017 and July 30, 2016, respectively.
As of April 29, 2017, the Company had financing receivables of $425 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $144 million as of July 30, 2016.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
Three months ended April 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 28, 2017	$225	$106	$47	$378
Provisions	3	10	(14)	(1)
Recoveries (write-offs), net	(8)	—	(1)	(9)
Foreign exchange and other	—	1	—	1
Allowance for credit loss as of April 29, 2017	$220	$117	$32	$369

	CREDIT LOSS ALLOWANCES
Nine months ended April 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions	1	22	(15)	8
Recoveries (write-offs), net	(10)	(4)	(1)	(15)
Foreign exchange and other	(1)	2	—	1
Allowance for credit loss as of April 29, 2017	$220	$117	$32	$369

	CREDIT LOSS ALLOWANCES
Three months ended April 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of January 23, 2016	$248	$80	$37	$365
Provisions	7	8	2	17
Recoveries (write-offs), net	(6)	—	—	(6)
Foreign exchange and other	1	5	1	7
Allowance for credit loss as of April 30, 2016	$250	$93	$40	$383

	CREDIT LOSS ALLOWANCES
Nine months ended April 30, 2016	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions	3	2	7	12
Recoveries (write-offs), net	(10)	—	(4)	(14)
Foreign exchange and other	(2)	4	1	3
Allowance for credit loss as of April 30, 2016	$250	$93	$40	$383

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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 29, 2017 and July 30, 2016, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	April 29, 2017	July 30, 2016
Operating lease assets	$322	$296
Accumulated depreciation	(187)	(161)
Operating lease assets, net	$135	$135
Minimum future rentals on noncancelable operating leases as of April 29, 2017 are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining three months)	$53
2018	157
2019	81
2020	23
2021	5
Thereafter	2
Total	$321

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

April 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$20,951	$4	$(67)	$20,888
U.S. government agency securities	2,233	—	(6)	2,227
Non-U.S. government and agency securities	721	—	(2)	719
Corporate debt securities	31,649	145	(160)	31,634
U.S. agency mortgage-backed securities	2,038	3	(18)	2,023
Commercial paper	635	—	—	635
Certificates of deposit	26	—	—	26
Total fixed income securities	58,253	152	(253)	58,152
Publicly traded equity securities	1,177	533	(4)	1,706
Total (1)	$59,430	$685	$(257)	$59,858

July 30, 2016	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$26,473	$73	$(2)	$26,544
U.S. government agency securities	2,809	8	—	2,817
Non-U.S. government and agency securities	1,096	4	—	1,100
Corporate debt securities	24,044	263	(15)	24,292
U.S. agency mortgage-backed securities	1,846	22	—	1,868
Total fixed income securities	56,268	370	(17)	56,621
Publicly traded equity securities	1,211	333	(40)	1,504
Total (1)	$57,479	$703	$(57)	$58,125
(1) Includes investments that were pending settlement as of the respective fiscal years. The net unsettled investment purchases were $80 million and $654 million as of April 29, 2017 and July 30, 2016, respectively.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to the Company’s available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Gross realized gains	$43	$68	$91	$119
Gross realized losses	(119)	(74)	(182)	(145)
Total	$(76)	$(6)	$(91)	$(26)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the realized net gains (losses) related to the Company’s available-for-sale investments by security type (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net gains (losses) on investments in publicly traded equity securities	$(59)	$25	$(50)	$18
Net gains (losses) on investments in fixed income securities	(17)	(31)	(41)	(44)
Total	$(76)	$(6)	$(91)	$(26)
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 29, 2017 and July 30, 2016 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 29, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$17,231	$(67)	$16	$—	$17,247	$(67)
U.S. government agency securities	1,980	(6)	—	—	1,980	(6)
Non-U.S. government and agency securities	607	(2)	6	—	613	(2)
Corporate debt securities	11,915	(159)	78	(1)	11,993	(160)
U.S. agency mortgage-backed securities	1,448	(18)	4	—	1,452	(18)
Total fixed income securities	33,181	(252)	104	(1)	33,285	(253)
Publicly traded equity securities	50	(4)	—	—	50	(4)
Total	$33,231	$(256)	$104	$(1)	$33,335	$(257)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2016	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,414	$(2)	$—	$—	$2,414	$(2)
U.S. government agency securities	144	—	—	—	144	—
Non-U.S. government and agency securities	61	—	—	—	61	—
Corporate debt securities	2,499	(7)	1,208	(8)	3,707	(15)
U.S. agency mortgage-backed securities	174	—	—	—	174	—
Total fixed income securities	5,292	(9)	1,208	(8)	6,500	(17)
Publicly traded equity securities	188	(40)	—	—	188	(40)
Total	$5,480	$(49)	$1,208	$(8)	$6,688	$(57)
For the three and nine months ended April 29, 2017, the net realized losses related to the Company's available-for-sale investments included impairment charges of $73 million. These impairment charges related primarily to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. For the three and nine months ended April 30, 2016, the net realized losses related to the Company's available-for-sale investments included impairment charges of zero and $3 million, respectively, for fixed income securities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 29, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 29, 2017, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended April 29, 2017.
The Company has evaluated its publicly traded equity securities as of April 29, 2017 and has determined that there were no additional other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of April 29, 2017 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$14,699	$14,693
Due in 1 to 2 years	15,709	15,688
Due in 2 to 5 years	21,905	21,915
Due after 5 years	3,903	3,833
Mortgage-backed securities with no single maturity	2,037	2,023
Total	$58,253	$58,152
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 29, 2017 and April 30, 2016 was $0.8 billion and $0.6 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 29, 2017 and July 30, 2016, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the Company’s investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of April 29, 2017 and July 30, 2016, the amounts are summarized in the following table (in millions):

	April 29, 2017	July 30, 2016
Equity method investments	$130	$174
Cost method investments	820	829
Total	$950	$1,003
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and has determined that as of April 29, 2017, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As discussed in Note 2, during the first quarter of fiscal 2017, the Company adopted a new accounting standard update related to the consolidation of certain types of legal entities. As of April 29, 2017, the carrying value of the Company's investments in privately held companies was $950 million, of which $547 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, the Company has additional funding commitments of $170 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent the Company's maximum exposure related to these variable interest entities.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of April 29, 2017 and July 30, 2016 were as follows (in millions):

	APRIL 29, 2017 FAIR VALUE MEASUREMENTS				JULY 30, 2016 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
U.S. government securities	$—	$41	$—	$41	$—	$—	$—	$—
Corporate debt securities	—	—	—	—	—	43	—	43
Money market funds	5,807	—	—	5,807	6,049	—	—	6,049
Commercial paper	—	160	—	160	—	—	—	—
Available-for-sale investments:
U.S. government securities	—	20,888	—	20,888	—	26,544	—	26,544
U.S. government agency securities	—	2,227	—	2,227	—	2,817	—	2,817
Non-U.S. government and agency securities	—	719	—	719	—	1,100	—	1,100
Corporate debt securities	—	31,634	—	31,634	—	24,292	—	24,292
U.S. agency mortgage-backed securities	—	2,023	—	2,023	—	1,868	—	1,868
Commercial paper	—	635	—	635	—	—	—	—
Certificates of deposit	—	26	—	26	—	—	—	—
Publicly traded equity securities	1,706	—	—	1,706	1,504	—	—	1,504
Derivative assets	—	123	—	123	—	384	1	385
Total	$7,513	$58,476	$—	$65,989	$7,553	$57,048	$1	$64,602
Liabilities:
Derivative liabilities	$—	$23	$—	$23	$—	$54	$—	$54
Total	$—	$23	$—	$23	$—	$54	$—	$54

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED		TOTAL GAINS (LOSSES) FOR THE NINE MONTHS ENDED
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Investments in privately held companies (impaired)	$(51)	$(7)	$(162)	$(63)
Purchased intangible assets (impaired)	—	(7)	(42)	(44)
Property held for sale—land and buildings	—	—	(24)	—
Total gains (losses) for nonrecurring measurements	$(51)	$(14)	$(228)	$(107)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $92 million and $20 million as of April 29, 2017 and April 30, 2016, respectively.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was $7 million and zero as of April 29, 2017 and April 30, 2016, respectively.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charge as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of the property held for sale that was impaired was $11 million and zero as of April 29, 2017 and April 30, 2016, respectively.

(d) Other Fair Value Disclosures
The carrying value of the Company’s investments in privately held companies that were accounted for under the cost method was $820 million and $829 million as of April 29, 2017 and July 30, 2016, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of the Company’s short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of the Company’s long-term loan receivables and financed service contracts and other as of April 29, 2017 and July 30, 2016 was $3.2 billion and $2.6 billion, respectively. The estimated fair value of the Company’s long-term loan receivables and financed service contracts and other approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 29, 2017, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of April 29, 2017, the fair value of the Company’s senior notes and other long-term debt was $32.0 billion with a carrying amount of $30.5 billion. This compares to a fair value of $30.9 billion and a carrying amount of $28.6 billion as of July 30, 2016. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 29, 2017		July 30, 2016
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$2,248	1.58%	$4,159	0.97%
Commercial paper	2,000	0.88%	—	—
Other notes and borrowings	—	—	1	2.08%
Total short-term debt	$4,248		$4,160
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
Effective March 31, 2017, the Company increased its borrowing capacity under its existing commercial paper program from $3.0 billion to $10.0 billion. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes. The Company had $2.0 billion and no commercial paper notes outstanding as of April 29, 2017 and July 30, 2016, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

			April 29, 2017		July 30, 2016
	Maturity Date		Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.28%	March 3, 2017	(1)	$—	—	$1,000	1.03%
Three-month LIBOR plus 0.60%	February 21, 2018		1,000	1.72%	1,000	1.32%
Three-month LIBOR plus 0.31%	June 15, 2018		900	1.51%	900	1.03%
Three-month LIBOR plus 0.50%	March 1, 2019		500	1.62%	500	1.23%
Three-month LIBOR plus 0.34%	September 20, 2019	(2)	500	1.53%	—	—
Fixed-rate notes:
1.10%	March 3, 2017	(1)	—	—	2,400	0.87%
3.15%	March 14, 2017	(1)	—	—	750	1.22%
1.40%	February 28, 2018		1,250	1.47%	1,250	1.47%
1.65%	June 15, 2018		1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019		2,000	4.90%	2,000	4.76%
1.60%	February 28, 2019		1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019		1,750	1.60%	1,750	1.08%
1.40%	September 20, 2019	(2)	1,500	1.48%	—	—
4.45%	January 15, 2020		2,500	3.66%	2,500	3.25%
2.45%	June 15, 2020		1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021		2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021		500	1.76%	500	1.24%
1.85%	September 20, 2021	(2)	2,000	1.90%	—	—
3.00%	June 15, 2022		500	2.03%	500	1.51%
2.60%	February 28, 2023		500	2.68%	500	2.68%
2.20%	September 20, 2023	(2)	750	2.27%	—	—
3.625%	March 4, 2024		1,000	1.88%	1,000	1.36%
3.50%	June 15, 2025		500	2.19%	500	1.67%
2.95%	February 28, 2026		750	3.01%	750	3.01%
2.50%	September 20, 2026	(2)	1,500	2.55%	—	—
5.90%	February 15, 2039		2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040		2,000	5.67%	2,000	5.67%
Total			30,500		28,400
Unaccreted discount/issuance costs			(140)		(137)
Hedge accounting fair value adjustments			110		379
Total			$30,470		$28,642

Reported as:
Current portion of long-term debt			$2,248		$4,159
Long-term debt			28,222		24,483
Total			$30,470		$28,642
(1) In March 2017, the Company repaid senior notes with an aggregate principal amount of $4.15 billion upon maturity.
(2) In September 2016, the Company issued senior notes for an aggregate principal amount of $6.25 billion.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

To achieve its interest rate risk management objectives, the Company entered into interest rate swaps in prior periods with an aggregate notional amount of $6.8 billion designated as fair value hedges of certain of its fixed-rate senior notes. In effect, these swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate ("LIBOR"). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 11.
The effective rates for the fixed-rate debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging. Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium.
The senior notes rank at par with the commercial paper notes that have been issued pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 29, 2017, the Company was in compliance with all debt covenants.
As of April 29, 2017, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2017 (remaining three months)	$—
2018	4,750
2019	5,250
2020	6,000
2021	3,000
Thereafter	11,500
Total	$30,500

(c)	Credit Facilities
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
In addition, on March 30, 2017, the Company entered into a 364-Day credit agreement with certain institutional lenders that provides for a $2.0 billion unsecured revolving credit facility that is scheduled to expire on March 29, 2018. The credit agreement also provides the Company with the option to, for a fee, convert any borrowing outstanding thereunder on March 29, 2018 to a term loan maturing no later than March 29, 2019. The interest rate applicable to outstanding balances under the credit agreement will be based on either (i) the higher of (a) the rates on overnight Federal Funds transactions with members of the Federal Reserve System (i.e., Federal Funds rate) plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time or (c) LIBOR for an interest period of one month plus 1.00%, or (ii) LIBOR plus a margin that is based on the Company's senior debt credit ratings as published by S&P Global Rating, a business unit of Standard & Poor’s Financial Services LLC, and Moody’s Investors Service, Inc.
These credit agreements require that the Company comply with certain covenants, including that the Company maintains an interest coverage ratio as defined in these agreements. As of April 29, 2017, the Company was in compliance with the required interest coverage ratios and the other covenants, and the Company had not borrowed any funds under these credit facilities.

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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 29, 2017	July 30, 2016	Balance Sheet Line Item	April 29, 2017	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$18	$7	Other current liabilities	$22	$53
Interest rate derivatives	Other current assets	—	11	Other current liabilities	—	—
Interest rate derivatives	Other assets	104	366	Other long-term liabilities	—	—
Total		122	384		22	53
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	—	Other current liabilities	1	1
Equity derivatives/warrants	Other assets	—	1	Other long-term liabilities	—	—
Total		1	1		1	1
Total		$123	$385		$23	$54

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	April 29, 2017	April 30, 2016	Line Item in Statements of Operations	April 29, 2017	April 30, 2016
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$25	$21	Operating expenses	$(20)	$(7)
			Cost of sales—service	(7)	(2)
Total	$25	$21		$(27)	$(9)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(10)	$(15)	Other income (loss), net	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
	April 29, 2017	April 30, 2016	Line Item in Statements of Operations	April 29, 2017	April 30, 2016
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(23)	$(3)	Operating expenses	$(50)	$(13)
			Cost of sales—service	(16)	(4)
Total	$(23)	$(3)		$(66)	$(17)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(4)	$(4)	Other income (loss), net	$—	$—
As of April 29, 2017, the Company estimates that approximately $9 million of net derivative losses related to its cash flow hedges included in accumulated other comprehensive income ("AOCI") will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Interest rate derivatives	Interest expense	$(6)	$19	$7	$(18)

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Interest rate derivatives	Interest expense	$(272)	$130	$269	$(125)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Foreign currency derivatives	Other income (loss), net	$4	$80	$(32)	$26
Total return swaps—deferred compensation	Operating expenses	19	46	42	(8)
Equity derivatives	Other income (loss), net	1	1	10	14
Total		$24	$127	$20	$32

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 29, 2017	July 30, 2016
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$1,885	$2,683
Interest rate derivatives	6,750	9,900
Net investment hedging instruments	340	298
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,262	2,057
Total return swaps—deferred compensation	523	476
Total	$11,760	$15,414

(b)	Offsetting of Derivative Instruments
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

	April 29, 2017
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$123	$—	$123	$(16)	$(78)	$29
Derivatives liabilities	$23	$—	$23	$(16)	$—	$7

	July 30, 2016
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$385	$—	$385	$(23)	$(305)	$57
Derivatives liabilities	$54	$—	$54	$(23)	$—	$31

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 29, 2017 and July 30, 2016, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the nine months ended April 29, 2017, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current assets and other assets.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 29, 2017 are as follows (in millions):

Fiscal Year	Amount
2017 (remaining three months)	$115
2018	355
2019	230
2020	161
2021	98
Thereafter	201
Total	$1,160

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of April 29, 2017 and July 30, 2016, the Company had total purchase commitments for inventory of $4,720 million and $3,896 million, respectively.
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 29, 2017 and July 30, 2016, the liability for these purchase commitments was $179 million and $159 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Compensation expense related to acquisitions	$36	$68	$173	$212
As of April 29, 2017, the Company estimated that future cash compensation expense of up to $222 million may be required to be recognized pursuant to the applicable business combination agreements, which included the remaining potential compensation expense related to Insieme Networks, Inc. ("Insieme"), as more fully discussed immediately below.
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
During the first quarter of fiscal 2014, the Company exercised its call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The Company recorded compensation expense of $9 million and $35 million during the three months ended April 29, 2017 and April 30, 2016, respectively, and $41 million and $136 million during the nine months ended April 29, 2017 and April 30, 2016, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting will result in additional compensation expense in future periods. Based on the terms of the agreement, the Company has determined that the maximum amount that could be recorded as compensation expense by the Company is approximately $831 million (which includes the $824 million that has been expensed to date), net of forfeitures. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $436 million and $375 million during the nine months ended April 29, 2017 and April 30, 2016, respectively. As of April 29, 2017, the Company paid a total of approximately $825 million pursuant to these two milestone payments.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 29, 2017	April 30, 2016
Balance at beginning of period	$414	$449
Provisions for warranty issued	528	520
Adjustments for pre-existing warranties	(17)	(8)
Settlements	(511)	(524)
Divestitures	—	(28)
Balance at end of period	$414	$409
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.6 billion and $6.4 billion for the three months ended April 29, 2017 and April 30, 2016, respectively, and was $19.7 billion and $19.8 billion for the nine months ended April 29, 2017 and April 30, 2016, respectively. The balance of the channel partner financing subject to guarantees was $0.9 billion and $1.1 billion as of April 29, 2017 and July 30, 2016, respectively.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $10 million and $18 million for the three months ended April 29, 2017 and April 30, 2016, respectively, and was $47 million and $57 million for the nine months ended April 29, 2017 and April 30, 2016, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 29, 2017 and July 30, 2016, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 29, 2017	July 30, 2016
Maximum potential future payments relating to financing guarantees:
Channel partner	$260	$281
End user	83	96
Total	$343	$377
Deferred revenue associated with financing guarantees:
Channel partner	$(83)	$(85)
End user	(57)	(76)
Total	$(140)	$(161)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$203	$216
Other Guarantees The Company’s other guarantee arrangements as of April 29, 2017 and July 30, 2016 that were subject to recognition and disclosure requirements were not material.

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
In addition, during the second quarter of fiscal 2017, the Company recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of the Company’s products.
The liability related to these matters as of April 29, 2017 and July 30, 2016 was $206 million and $276 million, respectively.

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
The Company has been asked to provide partial indemnification in matters involving certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. in Kansas and Delaware. Sprint alleges that the service provider customers infringe Sprint’s patents by offering VoIP telephone services utilizing products provided by the Company and other manufacturers. Sprint seeks monetary damages. Sprint’s Kansas cases were stayed pending resolution of Sprint’s appeal of the Delaware court’s judgment that certain Sprint patents were invalid. The Court of Appeals for the Federal Circuit overturned the Delaware court’s judgment on September 23, 2016. As a result, Sprint’s Kansas cases were set for trial on February 13, 2017 against Time Warner Cable, Inc., et al., and March 6, 2017 against Comcast Cable Communications, LLC, et al., and its Delaware case was reset for trial on November 6, 2017 against Cox Communications, Inc., et al. On March 3, 2017, a jury in Kansas found that Time Warner Cable willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages a portion of which if upheld on appeal could be subject to indemnification by the Company. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages based on the jury's willfulness finding and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. Sprint has since requested $20.3 million in pre-judgment interest. Time Warner Cable has opposed Sprint's request for pre-judgment interest and has filed post-trial motions to set aside the verdict or seek a new trial. Sprint's trial against Comcast was continued until October 30, 2017.

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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $255 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of April 29, 2017. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that the Company's AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from the Company. On August 18, 2015, Cisco petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against the Company is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that Cisco would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. On June 28, 2016, in light of the PTAB’s decision to review the patent’s validity, the district court issued an order staying the district court case pending the final written decision from the PTAB. On February 22, 2017, following a hearing, the PTAB issued its Final Written Decision that the patent’s claims are unpatentable. SSL has filed a notice that it intends to appeal this decision to the Court of Appeals for the Federal Circuit. The Company believes it has strong arguments that the Company's products do not infringe and the patent is invalid. If the Company does not prevail and a jury were to find that the Company's AnyConnect products infringe, the Company believes damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, however, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.

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
During the nine months ended April 29, 2017, the Company declared and paid cash dividends of $0.81 per common share, or $4.1 billion, on the Company’s outstanding common stock. During the nine months ended April 30, 2016, the Company declared and paid cash dividends of $0.68 per common share, or $3.4 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of April 29, 2017, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program, and the remaining authorized repurchase amount was $12.9 billion, with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 30, 2016	4,591	$21.04	$96,597
Repurchase of common stock under the stock repurchase program (1)	80	31.27	2,505
Cumulative balance at April 29, 2017	4,671	$21.21	$99,102
(1) There were $34 million of stock repurchases pending settlement as of April 29, 2017. There were $45 million of stock repurchases that were pending settlement as of July 30, 2016.
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
For the nine months ended April 29, 2017 and April 30, 2016, the Company repurchased approximately 16 million and 18 million shares, or $497 million and $469 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
(d) Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of April 29, 2017, the Company had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan permits the granting of stock options, restricted stock, and restricted stock units ("RSUs"), the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of the Company and its subsidiaries and affiliates, and non-employee directors of the Company. As of April 29, 2017, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that were forfeited or were terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of April 29, 2017. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 12 million and 14 million shares under the Purchase Plan during the nine months ended April 29, 2017 and April 30, 2016, respectively. As of April 29, 2017, 111 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Cost of sales—product	$22	$21	$62	$50
Cost of sales—service	34	37	101	110
Share-based compensation expense in cost of sales	56	58	163	160
Research and development	137	130	392	351
Sales and marketing	133	148	398	413
General and administrative	79	59	173	163
Restructuring and other charges	(5)	—	(2)	14
Share-based compensation expense in operating expenses	344	337	961	941
Total share-based compensation expense	$400	$395	$1,124	$1,101
Income tax benefit for share-based compensation	$120	$91	$327	$289
As of April 29, 2017, the total compensation cost related to unvested share-based awards not yet recognized was $2.8 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 25, 2015	276
Restricted stock, stock units, and other share-based awards granted	(96)
Share-based awards canceled/forfeited/expired	30
Shares withheld for taxes and not issued	30
Other	2
BALANCE AT JULY 30, 2016	242
Restricted stock, stock units, and other share-based awards granted	(45)
Share-based awards canceled/forfeited/expired	74
Shares withheld for taxes and not issued	23
BALANCE AT APRIL 29, 2017	294
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 25, 2015	143	$22.08
Granted and assumed	70	25.69
Vested	(54)	20.68	$1,428
Canceled/forfeited	(14)	22.86
UNVESTED BALANCE AT JULY 30, 2016	145	24.26
Granted and assumed	44	29.54
Vested	(44)	22.28	$1,379
Canceled/forfeited	(14)	25.16
UNVESTED BALANCE AT APRIL 29, 2017	131	$26.61

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 25, 2015	103	$28.68
Assumed from acquisitions	18	5.17
Exercised	(32)	19.22
Canceled/forfeited/expired	(16)	30.01
BALANCE AT JULY 30, 2016	73	26.78
Assumed from acquisitions	8	4.50
Exercised	(9)	15.76
Canceled/forfeited/expired	(55)	31.90
BALANCE AT APRIL 29, 2017	17	$6.09
The following table summarizes significant ranges of outstanding and exercisable stock options as of April 29, 2017 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 20.00	16	6.5	$5.44	$480	9	$4.53	$283
$ 20.01 – 30.00	1	0.1	25.54	5	1	25.54	5
Total	17	6.3	$6.09	$485	10	$5.69	$288
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $34.07 as of April 28, 2017, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 29, 2017 was 10 million. As of July 30, 2016, 64 million outstanding stock options were exercisable and the weighted-average exercise price was $29.66.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Number of shares granted (in millions)	1	2	—	1
Grant date fair value per share	$30.91	$24.01	$31.65	$23.32
Weighted-average assumptions/inputs:
Expected dividend yield	3.4%	3.6%	3.4%	3.6%
Range of risk-free interest rates	0.0% – 1.5%	0.2% – 1.1%	0.8% – 1.5%	0.2% – 1.1%
Range of expected volatilities for index	N/A	N/A	N/A	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Nine Months Ended	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Number of shares granted (in millions)	23	38	7	5
Grant date fair value per share	$28.05	$24.87	$28.90	$24.56
Weighted-average assumptions/inputs:
Expected dividend yield	3.4%	3.2%	3.4%	3.0%
Range of risk-free interest rates	0.0% – 1.5%	0.0% – 1.2%	0.1% – 1.5%	0.0% – 1.2%
Range of expected volatilities for index	N/A	N/A	16.7% – 46.8%	15.3% – 54.3%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the nine months ended April 29, 2017 and April 30, 2016 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2016	$413	$(59)	$(680)	$(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(298)	(23)	69	(252)
(Gains) losses reclassified out of AOCI	91	66	1	158
Tax benefit (expense)	91	(6)	(7)	78
BALANCE AT APRIL 29, 2017	$297	$(22)	$(617)	$(342)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(145)	(3)	(190)	(338)
(Gains) losses reclassified out of AOCI	26	17	2	45
Tax benefit (expense)	50	(2)	(43)	5
BALANCE AT APRIL 30, 2016	$241	$(4)	$(464)	$(227)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$(76)	$(6)	$(91)	$(26)	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(20)	(7)	(50)	(13)	Operating expenses
Foreign currency derivatives	(7)	(2)	(16)	(4)	Cost of sales—service
	(27)	(9)	(66)	(17)
Cumulative translation adjustment and actuarial gains and losses	(2)	(1)	(1)	(2)	Operating expenses
Total amounts reclassified out of AOCI	$(105)	$(16)	$(158)	$(45)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Income before provision for income taxes	$3,191	$3,083	$9,107	$9,526
Provision for income taxes	$676	$734	$1,922	$1,600
Effective tax rate	21.2%	23.8%	21.1%	16.8%
As of April 29, 2017, the Company had $1.9 billion of unrecognized tax benefit, of which $1.4 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at April 29, 2017 could be reduced by approximately $100 million in the next 12 months.

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
Summarized financial information by segment for the three months ended April 29, 2017 and April 30, 2016, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Revenue:
Americas	$7,046	$7,056	$21,149	$21,759
EMEA	2,999	3,006	9,077	9,193
APJC	1,895	1,938	5,646	5,657
Total	$11,940	$12,000	$35,872	$36,609
Gross margin:
Americas	$4,551	$4,677	$13,672	$14,031
EMEA	1,963	1,970	5,988	5,970
APJC	1,171	1,173	3,496	3,435
Segment total	7,685	7,820	23,156	23,436
Unallocated corporate items	(167)	(99)	(478)	(451)
Total	$7,518	$7,721	$22,678	$22,985
Revenue in the United States was $6.2 billion for each of the three months ended April 29, 2017 and April 30, 2016, and was $18.7 billion and $19.1 billion for the nine months ended April 29, 2017 and April 30, 2016, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Revenue:
Switching	$3,489	$3,435	$10,510	$10,919
NGN Routing	2,032	2,074	5,938	6,057
Collaboration	1,022	1,069	3,165	3,203
Data Center	767	811	2,391	2,492
Wireless	703	620	1,967	1,882
Security	527	482	1,595	1,429
Service Provider Video(1)	207	296	719	1,482
Other	138	88	393	238
Product	8,885	8,875	26,678	27,702
Service	3,055	3,125	9,194	8,907
Total	$11,940	$12,000	$35,872	$36,609
(1) During the second quarter of fiscal 2016, the Company completed the sale of the Customer Premises Equipment portion of its Service Provider Video Connected Devices business (“SP Video CPE Business”). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $504 million for the first nine months of fiscal 2016.
The Company has made certain reclassifications to the product revenue amounts for prior periods to conform to the current period’s presentation.

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, was attributable to its U.S. operations as of each of April 29, 2017 and July 30, 2016. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $65.1 billion and $59.8 billion as of April 29, 2017 and July 30, 2016, respectively, and the remaining $2.9 billion and $5.9 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 29, 2017	July 30, 2016
Property and equipment, net:
United States	$2,754	$2,822
International	641	684
Total	$3,395	$3,506

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Net income	$2,515	$2,349	$7,185	$7,926
Weighted-average shares—basic	5,005	5,032	5,015	5,060
Effect of dilutive potential common shares	40	33	41	35
Weighted-average shares—diluted	5,045	5,065	5,056	5,095
Net income per share—basic	$0.50	$0.47	$1.43	$1.57
Net income per share—diluted	$0.50	$0.46	$1.42	$1.56
Antidilutive employee share-based awards, excluded	6	75	118	149
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance		April 29, 2017	April 30, 2016	Variance
Revenue (1)	$11,940	$12,000	(0.5)%		$35,872	$36,609	(2.0)%
Gross margin percentage	63.0%	64.3%	(1.3)	pts	63.2%	62.8%	0.4	pts
Research and development	$1,507	$1,626	(7.3)%		$4,560	$4,695	(2.9)%
Sales and marketing	$2,226	$2,447	(9.0)%		$6,866	$7,176	(4.3)%
General and administrative	$487	$566	(14.0)%		$1,498	$1,281	16.9%
Total research and development, sales and marketing, general and administrative	$4,220	$4,639	(9.0)%		$12,924	$13,152	(1.7)%
Total as a percentage of revenue	35.3%	38.7%	(3.4)	pts	36.0%	35.9%	0.1	pts
Amortization of purchased intangible assets included in operating expenses	$59	$81	(27.2)%		$201	$221	(9.0)%
Restructuring and other charges included in operating expenses	$70	$17	311.8%		$614	$255	140.8%
Operating income as a percentage of revenue	26.5%	24.9%	1.6	pts	24.9%	25.6%	(0.7)	pts
Income tax percentage	21.2%	23.8%	(2.6)	pts	21.1%	16.8%	4.3	pts
Net income	$2,515	$2,349	7.1%		$7,185	$7,926	(9.3)%
Net income as a percentage of revenue	21.1%	19.6%	1.5	pts	20.0%	21.7%	(1.7)	pts
Earnings per share—diluted	$0.50	$0.46	8.7%		$1.42	$1.56	(9.0)%
(1) During the second quarter of fiscal 2016, we completed the sale of the Customer Premises Equipment portion of our Service Provider Video Connected Devices business (“SP Video CPE Business”). As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. Includes SP Video CPE Business revenue of $504 million for the first nine months of fiscal 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
In the third quarter of fiscal 2017, we continued to deliver solid profitability and cash flows. We remain focused on accelerating innovation across our portfolio, and we believe that we have made progress over the past year in our strategic priority areas. We continue to operate in a challenging and highly competitive environment, which has impacted, in particular, our NGN Routing and Switching areas. We saw weakness in the service provider customer market and we expect ongoing uncertainty in that area. In addition, we continued to see weakness in emerging countries in the aggregate. We experienced solid revenue growth in Wireless and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. To this end, during the third quarter of fiscal 2017, we completed our acquisition of AppDynamics, an application intelligence software company. While the overall environment remains uncertain, we continue to aggressively invest in priority areas to drive profitable growth over the long term.
In the third quarter of fiscal 2017, our revenue decreased by 1% as compared with the third quarter of fiscal 2016. Within total revenue, product revenue was flat while service revenue decreased 2%. The third quarter of fiscal 2017 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2016, thus our results for the third quarter and the first nine months of fiscal 2017 reflect one less week compared with the corresponding periods in fiscal 2016. We estimate that the additional revenue associated with the extra week was approximately $265 million, $200 million of which was from services, and $65 million from our software-as-a-service (SaaS) offerings such as WebEx, and a small amount from product distribution. Total gross margin decreased by 1.3 percentage points, driven by unfavorable impacts from pricing, lower supplier component remediation adjustment and unfavorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 3.4 percentage points due in part to the impact of extra week in the third quarter of fiscal 2016. Operating income as a percentage of revenue increased by 1.6 percentage points. Diluted earnings per share increased by 9%, driven by a 7% increase in net income.
In terms of our geographic segments, revenue from both Americas and EMEA was flat. Revenue in our APJC segment decreased slightly, led by a product revenue decrease in China. We experienced revenue declines from many emerging countries. The “BRICM” countries experienced a product revenue decline of 8% in the aggregate, driven by declines in the emerging countries of Brazil, China and Mexico of 28%, 17% and 9%, respectively, partially offset by increased product revenue in Russia and India of 19% and 11%, respectively.
From a customer market standpoint, we had product revenue growth in the enterprise, public sector and commercial markets which was offset by product revenue decline in the service provider market.
From a product category perspective, we had revenue increases in Wireless, Security, Switching and Other category of 13%, 9%, 2% and 57%, respectively, that were offset by revenue decreases in Data Center, Collaboration, NGN Routing and SP Video of 5%, 4%, 2% and 30%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Diluted earnings per share decreased by 9% from the prior year, as a result of a 9% decrease in net income. Revenue decreased 2%, with product revenue decreasing 4% and service revenue increasing 3%. Total gross margin increased by 0.4 percentage points driven in part by the sale of the lower margin SP Video CPE Business. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 0.1 percentage points. Operating income as a percentage of revenue decreased by 0.7 percentage points. Net income for the first nine months of fiscal 2017 was impacted by a higher effective tax rate in the first nine months of fiscal 2017 compared to the first nine months of fiscal 2016 primarily due to the recognition of a net benefit to the provision for income taxes in the second quarter of fiscal 2016 related to our settlement with the IRS of outstanding items related to the audit of our federal income tax returns covering the period from fiscal 2008 through fiscal 2010 and the permanent reinstatement of the U.S. federal R&D tax credit.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2017 (in millions, except annualized inventory turns):

	April 29, 2017	July 30, 2016
Cash and cash equivalents and investments	$67,974	$65,756
Deferred revenue	$17,322	$16,472
Inventories	$1,366	$1,217
Annualized inventory turns	13.5	14.6

	Nine Months Ended
	April 29, 2017	April 30, 2016
Cash provided by operating activities	$9,875	$9,752
Repurchases of common stock—stock repurchase program	$2,505	$3,118
Dividends	$4,063	$3,441

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first nine months of fiscal 2017, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 29, 2017	July 30, 2016
Allowance for doubtful accounts	$213	$249
Percentage of gross accounts receivable	4.4%	4.1%
Allowance for credit loss—lease receivables	$220	$230
Percentage of gross lease receivables(1)	7.4%	6.6%
Allowance for credit loss—loan receivables	$117	$97
Percentage of gross loan receivables	4.4%	4.5%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 29, 2017 and July 30, 2016 was $121 million and $126 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 29, 2017, the liability for these purchase commitments was $179 million, compared with $159 million as of July 30, 2016, and was included in other current liabilities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for inventory was $52 million and $55 million for the first nine months of fiscal 2017 and 2016, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $111 million and $108 million for the first nine months of fiscal 2017 and 2016, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
In addition, during the second quarter of fiscal 2017, we recorded a $125 million charge to product cost of sales related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of our products.
The liability related to these matters as of April 29, 2017 and July 30, 2016 was $206 million and $276 million, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $59.9 billion as of April 29, 2017, compared with $58.1 billion as of July 30, 2016. Our fixed income investment portfolio as of April 29, 2017 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 29, 2017. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of April 29, 2017 and July 30, 2016.
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
We also have investments in privately held companies, some of which are in the startup or development stages. As of April 29, 2017, our investments in privately held companies were $950 million, compared with $1,003 million as of July 30, 2016, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

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
The goodwill recorded in the Consolidated Balance Sheets as of April 29, 2017 and July 30, 2016 was $29.5 billion and $26.6 billion, respectively. The increase in goodwill for the first nine months of fiscal 2017 was due in large part to our acquisition of AppDynamics. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2017 and 2016.
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
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $42 million and $44 million for the first nine months of fiscal 2017 and 2016, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 21.2% and 23.8% in the third quarter of fiscal 2017 and 2016, respectively. Our effective tax rate was 21.1% and 16.8% in the first nine months of fiscal 2017 and 2016, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,885	$8,875	$10	0.1%	$26,678	$27,702	$(1,024)	(3.7)%
Percentage of revenue	74.4%	74.0%			74.4%	75.7%
Service	3,055	3,125	(70)	(2.2)%	9,194	8,907	287	3.2%
Percentage of revenue	25.6%	26.0%			25.6%	24.3%
Total	$11,940	$12,000	$(60)	(0.5)%	$35,872	$36,609	$(737)	(2.0)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,046	$7,056	$(10)	(0.1)%	$21,149	$21,759	$(610)	(2.8)%
Percentage of revenue	59.0%	58.8%			59.0%	59.4%
EMEA	2,999	3,006	(7)	(0.2)%	9,077	9,193	(116)	(1.3)%
Percentage of revenue	25.1%	25.1%			25.3%	25.1%
APJC	1,895	1,938	(43)	(2.2)%	5,646	5,657	(11)	(0.2)%
Percentage of revenue	15.9%	16.1%			15.7%	15.5%
Total	$11,940	$12,000	$(60)	(0.5)%	$35,872	$36,609	$(737)	(2.0)%
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
For the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, total revenue decreased by 1%. Product revenue was flat, while service revenue decreased by 2%. The third quarter of fiscal 2017 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2016, thus our results for the third quarter of fiscal 2017 reflect one less week compared with the third quarter of fiscal 2016. We estimate that the additional revenue associated with the extra week was approximately $265 million, of which $200 million was from our services subscriptions, and $65 million from our SaaS offerings such as WebEx, and a small amount from product distribution. Our total revenue from both the Americas and EMEA segments was flat and revenue from our APJC segment decreased slightly. The emerging countries of BRICM, in the aggregate, experienced an 8% product revenue decline, with declines in Brazil, China, and Mexico partially offset by increases in the other two BRICM countries.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
For the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, total revenue decreased by 2%. Total company revenue not including SP Video CPE products decreased 1%. Product revenue decreased by 4% while service revenue increased by 3%. Our total revenue decreased in the Americas and EMEA segments and was flat in the APJC segment. The emerging countries of BRICM, in the aggregate, experienced an 11% product revenue decline, with revenue declines in Mexico, China, and Brazil partially offset by increases in the other two BRICM countries.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,094	$5,051	$43	0.9%	$15,269	$15,988	$(719)	(4.5)%
Percentage of product revenue	57.3%	56.9%			57.2%	57.7%
EMEA	2,345	2,321	24	1.0%	7,101	7,264	(163)	(2.2)%
Percentage of product revenue	26.4%	26.2%			26.6%	26.2%
APJC	1,446	1,503	(57)	(3.8)%	4,308	4,450	(142)	(3.2)%
Percentage of product revenue	16.3%	16.9%			16.2%	16.1%
Total	$8,885	$8,875	$10	0.1%	$26,678	$27,702	$(1,024)	(3.7)%
During the second quarter of fiscal 2016, we completed the sale of our SP Video CPE Business. As a result, revenue from this portion of the Service Provider Video product category will not recur in future periods. SP Video CPE Business revenue was $504 million for the first nine months of fiscal 2016.

Americas
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
The 1% increase in product revenue for the Americas segment was led by solid growth in the enterprise market and, to a lesser extent, growth in the public sector market. These product revenue increases were partially offset by declines in the service provider and commercial markets. The product revenue increase in the public sector market was due primarily to an increase in sales to state and local governments, partially offset by a decrease in sales to the U.S. federal government. From a country perspective, product revenue increased by 1% in the United States and 9% in Canada, partially offset by product revenue decreases of 28% in Brazil and 9% in Mexico.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
The decrease in product revenue in the Americas segment was led by a decline in the service provider market and, to a lesser extent, declines in the public sector and commercial markets. These product revenue declines were partially offset by growth in the enterprise market. The product revenue decrease in the service provider market was driven primarily by the absence of product sales related to our SP Video CPE Business in the first nine months of fiscal 2017. We had $378 million in product sales related to our SP Video CPE Business in the first nine months of fiscal 2016 in this segment. From a country perspective, product revenue decreased by 4% in the United States, 28% in Mexico, 13% in Brazil and 3% in Canada.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

EMEA
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Product revenue in the EMEA segment increased by 1%, driven by growth in the public sector and commercial markets partially offset by declines in the service provider and enterprise markets. Product revenue from emerging countries within EMEA increased by 5% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, was flat.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
The decrease in product revenue in the EMEA segment of 2% was driven by a decline in the service provider market and, to a lesser extent, a decline in the public sector market. We experienced product revenue growth in the enterprise and commercial markets. The product revenue decrease in the service provider market was driven primarily by the absence of product sales related to our SP Video CPE Business in the first nine months of fiscal 2017. We had $108 million in product sales related to our SP Video CPE Business in the first nine months of fiscal 2016 in this segment. Product revenue from emerging countries within EMEA decreased by 3% and product revenue for the remainder of the EMEA segment decreased by 2%.

APJC
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Product revenue in the APJC segment decreased by 4%, led by declines in the service provider and enterprise markets. These product revenue declines were partially offset by solid growth in the commercial market. From a country perspective, product revenue decreased by 17% in China and 14% in Japan, partially offset by product revenue increases of 24% in Australia and 11% in India.

Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Product revenue in the APJC segment decreased by 3%. The product revenue decline was led by declines in the service provider and public sector markets and, to a lesser extent, a decline in the enterprise market. These decreases were partially offset by product revenue growth in the commercial market. From a country perspective, product revenue decreased by 17% in China while increasing 10% in India, 5% in Australia and 2% in Japan. Product sales for this geographic segment were adversely impacted by an $18 million decrease in product sales related to our SP Video CPE Business.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent
Product revenue:
Switching	$3,489	$3,435	$54	1.6%	$10,510	$10,919	$(409)	(3.7)%
Percentage of product revenue	39.3%	38.7%			39.4%	39.4%
NGN Routing	2,032	2,074	(42)	(2.0)%	5,938	6,057	(119)	(2.0)%
Percentage of product revenue	22.9%	23.4%			22.2%	21.9%
Collaboration	1,022	1,069	(47)	(4.4)%	3,165	3,203	(38)	(1.2)%
Percentage of product revenue	11.5%	12.1%			11.9%	11.5%
Data Center	767	811	(44)	(5.4)%	2,391	2,492	(101)	(4.1)%
Percentage of product revenue	8.6%	9.1%			9.0%	9.0%
Wireless	703	620	83	13.4%	1,967	1,882	85	4.5%
Percentage of product revenue	7.9%	7.0%			7.4%	6.8%
Security	527	482	45	9.3%	1,595	1,429	166	11.6%
Percentage of product revenue	5.9%	5.4%			6.0%	5.2%
Service Provider Video (1)	207	296	(89)	(30.1)%	719	1,482	(763)	(51.5)%
Percentage of product revenue	2.3%	3.3%			2.7%	5.3%
Other	138	88	50	56.8%	393	238	155	65.1%
Percentage of product revenue	1.6%	1.0%			1.4%	0.9%
Total	$8,885	$8,875	$10	0.1%	$26,678	$27,702	$(1,024)	(3.7)%
(1) Includes SP Video CPE Business revenue of $504 million for the first nine months of fiscal 2016.
Certain reclassifications have been made to the prior period amounts to conform to the current period’s presentation.
Switching
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
The increase in revenue in our Switching product category of 2%, or $54 million, was driven by an increase in sales of our Switching products used in data center environments which reflected strength in our Application Centric Infrastructure portfolio. We also experienced a slight increase in sales of Switching products used in campus environments. While we experienced an increase in our Switching revenue, our business momentum with respect to campus switching continues to be impacted by uncertainty in the macro environment which led to a slowdown in customer spending, as well as by a highly competitive landscape.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In terms of subcategories, the increase was driven by an increase in revenue from LAN fixed-configuration switches of 8%, or $189 million, driven primarily by higher sales of our Cisco Nexus 9300 Series Switches, Cisco Catalyst 3850 Series Switches and Cisco Catalyst 3650 Series Switches, partially offset by a decrease in sales of certain other products in this portfolio. We experienced a 10%, or $96 million, decrease in revenue from our modular switches and a 35%, or $39 million, decrease in sales of storage products. Revenue from our modular switches decreased due primarily to lower sales of most of the Cisco Catalyst Series Switches and Cisco Nexus 7000 Series Switches.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Revenue in our Switching product category decreased by 4%, or $409 million, driven by a 16%, or $522 million, decrease in revenue from our modular switches and a 25%, or $80 million, decrease in sales of storage products. This decline was partially offset by a 3%, or $193 million increase in revenue from our LAN fixed-configuration switches. Revenue from our modular switches decreased driven by lower sales of most of the Cisco Catalyst Series Switches and Cisco Nexus 7000 Series Switches, partially offset by growth in Cisco Nexus 9500 Series Switches within this product category. Revenue from LAN fixed-configuration switches increased due to higher sales of our Cisco Nexus 9300 Series Switches, Cisco Catalyst 3650 Series Switches and Cisco Catalyst 3850 Series Switches, partially offset by a decrease in sales of certain other products in this portfolio.

NGN Routing
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Revenue in our NGN Routing product category decreased by 2%, or $42 million, driven by a 5%, or $54 million, decrease in revenue from our high-end router products and a 2%, or $12 million, decrease in revenue from our midrange and low-end router products. These decreases were partially offset by an 8%, or $24 million, increase in revenue from what we categorize as other NGN Routing products. The decrease in revenue from our high-end router products was driven by a decrease in revenue from our mobility products within our Cisco Aggregation Services Router (ASR) products and our Cisco Carrier Routing System (CRS) products. The decrease in revenue from our midrange and low-end router products was driven by lower sales of our Cisco Integrated Services Router (ISR) products. Revenue from other NGN Routing products increased due to higher sales of cable access products and certain optical networking products.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
The decrease in revenue in our NGN Routing product category of 2%, or $119 million, was driven by a 5%, or $162 million, decrease in revenue from our high-end router products and, a 4%, or $74 million, decrease in revenue from our midrange and low-end router products. This decline was partially offset by a 13%, or $117 million, increase in revenue from other NGN Routing products. Revenue from high-end router products decreased due to a decrease in revenue from most of our ASR products and from our CRS products. The decrease in revenue from our midrange and low-end router products was due to lower sales of our Cisco ISR products and certain of our access router products. Revenue from other NGN Routing products increased due to higher sales of cable access products and certain optical networking products.

Collaboration
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Revenue from our Collaboration product category decreased by 4%, or $47 million, driven by decreases in sales from Cisco Unified Communications and TelePresence products, partially offset by continued growth in Conferencing revenue. The decrease in Unified Communications revenue was driven by decreased revenue from phones. Revenue from Cisco TelePresence products declined due to lower revenue from endpoint products. The growth in Conferencing revenue resulted from higher usage and recurring revenue from WebEx, which we include as product revenue in this category. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Collaboration product category.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Revenue in our Collaboration product category decreased 1%, or $38 million, driven by decreases in sales from Cisco Unified Communications and TelePresence products, partially offset by continued growth in Conferencing revenue. The decrease in Unified Communications revenue was driven by decreased revenue from phones, partially offset by higher software revenue. Revenue from Cisco TelePresence products declined due to lower revenue from endpoint products. The growth in Conferencing revenue resulted from higher usage and recurring revenue from WebEx.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Data Center
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
The decrease in revenue in our Data Center product category of 5%, or $44 million, was primarily driven by a decrease in sales of our Cisco Unified Computing System products, with a decline in the enterprise market partially offset by growth in the service provider, public sector and commercial markets. We believe the uncertainty in the macro environment led to a slowdown of customer spending. Additionally, we are seeing a market transition with computing workloads shifting from blade server systems to rack-based systems.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Revenue in our Data Center product category decreased by 4%, or $101 million, driven by a decrease in sales of our Cisco Unified Computing System products, with declines in the enterprise, commercial and public sector markets partially offset by growth in the service provider market.

Wireless
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Revenue in our Wireless product category increased by 13%, or $83 million, due primarily to continued growth in sales of Meraki products within this product category, and an increase in sales of our access point products, partially offset by a decrease in sales of our controller products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Wireless product category.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Revenue in our Wireless product category increased by 5%, or $85 million, due primarily to an increase in sales from Meraki products and, to a lesser extent, an increase in sales of certain of our access point products. These increases were partially offset by a decrease in sales of our controller products.

Security
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Revenue in our Security product category increased 9%, or $45 million, driven by higher sales of unified threat management, advanced threat security and web security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Revenue in our Security product category increased 12%, or $166 million, driven by higher sales of advanced threat security, unified threat management and web security products.

Service Provider Video
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
The decrease in revenue from our Service Provider Video product category of 30%, or $89 million, was driven by a decrease in revenue from Service Provider Video software and solutions driven by a decline in China.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Revenue from our Service Provider Video product category decreased by 51%, or $763 million, due to a $504 million decrease in sales related to the SP Video CPE Business and a decrease in revenue from Service Provider Video software and solutions.
Other Products
The increase in revenue in our Other Products category for the third quarter and first nine months of fiscal 2017 as compared to the corresponding periods of fiscal 2016 was in large part due to increased revenue from our Internet of Things (“IoT”) products, driven by our fiscal 2016 Jasper acquisition. The acquisition of AppDynamics in the third quarter of fiscal 2017 also contributed to the increase in revenue in this product category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,952	$2,005	$(53)	(2.6)%	$5,880	$5,771	$109	1.9%
Percentage of service revenue	63.9%	64.2%			64.0%	64.8%
EMEA	654	685	(31)	(4.5)%	1,976	1,929	47	2.4%
Percentage of service revenue	21.4%	21.9%			21.5%	21.7%
APJC	449	435	14	3.2%	1,338	1,207	131	10.9%
Percentage of service revenue	14.7%	13.9%			14.5%	13.5%
Total	$3,055	$3,125	$(70)	(2.2)%	$9,194	$8,907	$287	3.2%
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Service revenue decreased 2%. Excluding the $200 million of additional revenue in the third quarter of fiscal 2016 as a result of the extra week in the third quarter of fiscal 2016, service revenue grew 4%. Service revenue decreased in the Americas and EMEA segments and increased in the APJC segment. Worldwide technical support services revenue and worldwide advanced services revenue each decreased by 2%. Technical support services revenue experienced declines in the Americas and EMEA segments and growth in the APJC segment. Advanced services revenue, which relates to professional services for specific customer network needs, also decreased in the Americas and EMEA segments and increased in the APJC segment.

Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Service revenue increased across all geographic segments. Worldwide technical support services revenue increased by 4% and worldwide advanced services increased by 1%. Technical support services revenue had solid growth across all geographic segments. Renewals and technical support service contract initiations associated with product sales provided an installed base of equipment being serviced which, in concert with new service offerings, were the primary factors driving the revenue increases. Advanced services revenue grew in the APJC and EMEA segments and declined in the Americas segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Gross margin:
Product	$5,480	$5,661	61.7%	63.8%	$16,565	$17,155	62.1%	61.9%
Service	2,038	2,060	66.7%	65.9%	6,113	5,830	66.5%	65.5%
Total	$7,518	$7,721	63.0%	64.3%	$22,678	$22,985	63.2%	62.8%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2017 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2016	63.8%	61.9%
Productivity (1)	1.4%	2.2%
Product pricing	(2.3)%	(1.8)%
Supplier component remediation charge/adjustment, net	(0.7)%	(0.2)%
Mix of products sold	(0.4)%	(1.0)%
Amortization of purchased intangible assets	(0.1)%	—%
SP Video CPE Business impact	—%	0.9%
Other	—%	0.1%
Fiscal 2017	61.7%	62.1%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Product gross margin decreased by 2.1 percentage points as compared with the third quarter of fiscal 2016. The decrease in product gross margin was largely due to unfavorable impacts from product pricing, which were driven by typical market factors and impacted each of our geographic segments and customer markets. The decrease was also due to the impact of a lower supplier component remediation adjustment and an unfavorable mix of products sold primarily from our NGN Routing and Service Provider Video products.
The various factors contributing to the product gross margin decrease were partially offset by productivity improvements which were driven by value engineering efforts, lower warranty expenses, favorable component pricing, and continued operational efficiency in manufacturing operations. Productivity improvements were adversely impacted by an increase in the cost of certain memory components which are currently constrained. Value engineering is the process by which production costs are reduced through component redesign, board configuration, test processes, and transformation processes.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Product gross margin increased by 0.2 percentage points as compared with the first nine months of fiscal 2016. The increase was due to productivity improvements driven by similar factors as discussed in the three-month period immediately above. Additionally, gross margin increased due to the sale during the second quarter of fiscal 2016 of our lower margin SP Video CPE Business. These factors were partially offset by the unfavorable impacts from product pricing and the mix of products sold. The unfavorable product mix was driven by negative mix impacts from our NGN Routing, Service Provider Video and Cisco Unified Computing System products. Product gross margin was also negatively impacted by the lower supplier component remediation adjustment.
Service Gross Margin
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
Our service gross margin percentage increased by 0.8 percentage points as compared with the third quarter of fiscal 2016, due to decreased delivery costs, decreased headcount-related costs and, to a lesser extent, lower share-based compensation expense. These benefits to service gross margin were partially offset by lower sales volume.
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
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
Service gross margin percentage increased by 1.0 percentage points, as compared with the first nine months of fiscal 2016, due to higher sales volume, decreased delivery costs, favorable mix and, to a lesser extent, lower share-based compensation expense. These benefits to service gross margin were partially offset by increased headcount-related costs.

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Gross margin:
Americas	$4,551	$4,677	64.6%	66.3%	$13,672	$14,031	64.6%	64.5%
EMEA	1,963	1,970	65.5%	65.5%	5,988	5,970	66.0%	64.9%
APJC	1,171	1,173	61.8%	60.5%	3,496	3,435	61.9%	60.7%
Segment total	7,685	7,820	64.4%	65.2%	23,156	23,436	64.6%	64.0%
Unallocated corporate items (1)	(167)	(99)			(478)	(451)
Total	$7,518	$7,721	63.0%	64.3%	$22,678	$22,985	63.2%	62.8%

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
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
The Americas segment experienced a gross margin percentage decrease due to negative impacts from pricing, an unfavorable product mix and, to a lesser extent, lower productivity. The unfavorable mix of products sold was driven by negative mix impacts from our Data Center, Other and NGN Routing product categories.
The gross margin percentage in our EMEA segment was flat as productivity improvements offset the negative impact from pricing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our APJC segment gross margin percentage increased primarily due to productivity improvements, partially offset by the unfavorable impacts from pricing. We also experienced a higher service gross margin in this segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and the sale of the lower margin SP Video CPE Business, partially offset by unfavorable impacts from pricing and product mix. The unfavorable mix impact in this geographic segment was driven by unfavorable mix from our NGN Routing, Other, and Switching product categories.
The gross margin percentage increase in our EMEA segment was due primarily to the impact of productivity improvements, the sale of the lower margin SP Video CPE Business and a favorable product mix. Partially offsetting these favorable impacts to gross margin were negative impacts from pricing. Higher service gross margin also contributed to the increase in the overall gross margin in this segment.
The APJC segment gross margin percentage increased due primarily to higher service gross margin. Product gross margin in this segment also increased due to productivity improvements, partially offset by unfavorable impacts from pricing and product mix. The unfavorable mix impact was driven by our Cisco Unified Computing System products.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent	April 29, 2017	April 30, 2016	Variance in Dollars	Variance in Percent
Research and development	$1,507	$1,626	$(119)	(7.3)%	$4,560	$4,695	$(135)	(2.9)%
Percentage of revenue	12.6%	13.6%			12.7%	12.8%
Sales and marketing	2,226	2,447	(221)	(9.0)%	6,866	7,176	(310)	(4.3)%
Percentage of revenue	18.6%	20.4%			19.1%	19.6%
General and administrative	487	566	(79)	(14.0)%	1,498	1,281	217	16.9%
Percentage of revenue	4.1%	4.7%			4.2%	3.5%
Total	$4,220	$4,639	$(419)	(9.0)%	$12,924	$13,152	$(228)	(1.7)%
Percentage of revenue	35.3%	38.7%			36.0%	35.9%

Our third quarter of fiscal 2017 had one less week compared with the corresponding period of fiscal 2016 which had an extra week. We estimate that the extra week contributed approximately $116 million of the year-over-year decrease in total operating expenses (not including share-based compensation expense discussed below) during the third quarter and first nine months of fiscal 2017.

R&D Expenses
R&D expenses decreased for the third quarter and first nine months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, primarily due to lower discretionary spending, lower contracted services, lower acquisition-related costs and lower headcount-related expenses, partially offset by higher share-based compensation expense. Lower headcount related expenses were due to efficiencies related to our restructuring actions and the extra week in the third quarter and first nine months of fiscal 2016.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales and Marketing Expenses
Sales and marketing expenses decreased for the third quarter and first nine months of fiscal 2017, compared with the corresponding periods of fiscal 2016, due to lower headcount-related expenses, lower contracted services, lower discretionary spending, lower acquisition-related costs and lower share-based compensation expense. Lower headcount related expenses were due to efficiencies related to our restructuring actions. The extra week in the third quarter and first nine months of fiscal 2016 also contributed to the decrease in headcount-related expenses.

G&A Expenses
G&A expenses decreased in the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, primarily due to lower headcount-related expenses and lower contracted services partially offset by higher share-based compensation expense. The extra week in the third quarter of fiscal 2016 also contributed to the decrease in headcount-related expenses.
G&A expenses increased in the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, primarily due to the $285 million pre-tax gain from the sale of our SP Video CPE Business recorded during fiscal 2016 and, to a lesser extent, higher share-based compensation expense. The G&A expense increase was partially offset by lower headcount-related expenses and lower contracted services. The extra week in the first nine months of fiscal 2016 also contributed to the headcount-related expense decrease.

Effect of Foreign Currency
In the third quarter of fiscal 2017, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $2 million compared with the third quarter of fiscal 2016.
In the first nine months of fiscal 2017, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $62 million, or approximately 0.5%, compared with the first nine months of fiscal 2016.

Headcount
Our headcount as of April 29, 2017 was 73,390, which represents an increase of 1,431 employees in the third quarter of fiscal 2017 and a decrease of 321 employees in the first nine months of fiscal 2017, each as compared with the total headcount at the end of fiscal 2016. The increase in headcount for third quarter of fiscal 2017 was primarily due to headcount additions from our acquisition of AppDynamics. The decrease in headcount for first nine months of fiscal 2017 was driven by our fiscal 2017 restructuring actions that began in the first quarter, partially offset by headcount additions from our investments in key growth areas and from our AppDynamics acquisition.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Cost of sales—product	$22	$21	$62	$50
Cost of sales—service	34	37	101	110
Share-based compensation expense in cost of sales	56	58	163	160
Research and development	137	130	392	351
Sales and marketing	133	148	398	413
General and administrative	79	59	173	163
Restructuring and other charges	(5)	—	(2)	14
Share-based compensation expense in operating expenses	344	337	961	941
Total share-based compensation expense	$400	$395	$1,124	$1,101
The increase in share-based compensation expense in the third quarter and first nine months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, was due primarily to higher expense related to equity awards assumed with respect to our recent acquisitions, partially offset by the impact of extra week in the third quarter of fiscal 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Amortization of purchased intangible assets:
Cost of sales	$141	$134	$394	$419
Operating expenses:
Amortization of purchased intangible assets	59	81	201	221
Restructuring and other charges	—	—	38	—
Total	$200	$215	$633	$640
Amortization of purchased intangible assets decreased for the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, due to certain purchased intangible assets having become fully amortized or impaired, partially offset by amortization of purchased intangible assets from our recent acquisitions.
Amortization of purchased intangible assets decreased for the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, due to certain purchased intangible assets having become fully amortized, partially offset by higher impairment charges and amortization of purchased intangible assets from our recent acquisitions.
Restructuring and Other Charges
In the third quarter and first nine months of fiscal 2017, we incurred restructuring and other charges of approximately $70 million and $614 million, respectively, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2016. In May 2017, we extended the restructuring action to include an additional 1,100 employees and $150 million of additional estimated pretax charges. Our estimated aggregate pretax charges pursuant to the restructuring action are expected to be approximately $850 million, and we expect the restructuring action to be substantially completed by the end of the first quarter of fiscal 2018. We expect to reinvest substantially all of the cost savings from the restructuring action in our key priority areas such as security, IoT, collaboration, next generation data center and cloud. As a result, the overall cost savings from the restructuring action are not expected to be material for future periods.
In the third quarter and first nine months of fiscal 2016, we incurred restructuring and other charges of approximately $17 million and $253 million net of a $2 million credit to cost of sales, respectively. These charges were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2014. We completed this restructuring action in fiscal 2016.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 29, 2017	April 30, 2016	April 29, 2017	April 30, 2016
Operating income	$3,169	$2,984	$8,939	$9,357
Operating income as a percentage of revenue	26.5%	24.9%	24.9%	25.6%
For the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, operating income increased by 6% and as a percentage of revenue operating income increased by 1.6 percentage points. These increases were due primarily to decrease in operating expenses.
For the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, operating income decreased by 4%, and as a percentage of revenue operating income decreased by 0.7 percentage points. The decrease resulted from the $285 million pre-tax gain from the sale of our SP Video CPE Business recorded during fiscal 2016 and an increase in restructuring and other charges related to the restructuring action announced in August 2016.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	April 29, 2017	April 30, 2016	Variance in Dollars
Interest income	$354	$270	$84	$978	$732	$246
Interest expense	(219)	(175)	(44)	(639)	(496)	(143)
Interest income (expense), net	$135	$95	$40	$339	$236	$103
For the third quarter and first nine months of fiscal 2017, interest income increased compared with the corresponding periods of fiscal 2016, driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio. Interest expense in the third quarter and first nine months of fiscal 2017, as compared with the corresponding periods of fiscal 2016, was higher driven by higher average debt balances and the impact of higher effective interest rates on both floating-rate senior notes and interest rate swaps associated with fixed-rate senior notes.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 29, 2017	April 30, 2016	Variance in Dollars	April 29, 2017	April 30, 2016	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$(59)	$25	$(84)	$(50)	$18	$(68)
Fixed income securities	(17)	(31)	14	(41)	(44)	3
Total available-for-sale investments	(76)	(6)	(70)	(91)	(26)	(65)
Privately held companies	—	22	(22)	(53)	(25)	(28)
Net gains (losses) on investments	(76)	16	(92)	(144)	(51)	(93)
Other gains (losses), net	(37)	(12)	(25)	(27)	(16)	(11)
Other income (loss), net	$(113)	$4	$(117)	$(171)	$(67)	$(104)
Three Months Ended April 29, 2017 Compared with Three Months Ended April 30, 2016
The change in total net gains (losses) on available-for-sale investments in the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, was driven by $73 million of impairment charges on publicly traded equity securities.
The change in net gains (losses) on investments in privately held companies for the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, was primarily due to higher impairment charges on investments in privately held companies, partially offset by higher realized gains on investments in privately held companies.
The change in other gains (losses), net in the third quarter of fiscal 2017, as compared with the third quarter of fiscal 2016, was driven by impacts from net unfavorable foreign exchange and customer lease terminations, and higher donation expenses.
Nine Months Ended April 29, 2017 Compared with Nine Months Ended April 30, 2016
The change in total net gains (losses) on available-for-sale investments in the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, was driven by the $73 million of impairment charges on publicly traded equity securities.
The change in net gains (losses) on investments in privately held companies for the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, was primarily due to higher impairment charges on investments in privately held companies, partially offset by higher realized gains on investments in privately held companies.
The change in other gains (losses), net in the first nine months of fiscal 2017, as compared with the first nine months of fiscal 2016, was driven by impacts from equity derivatives and customer lease terminations.

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
The provision for income taxes resulted in an effective tax rate of 21.2% for the third quarter of fiscal 2017 compared with 23.8% for the third quarter of fiscal 2016, a net 2.6 percentage point decrease in the effective tax rate for the third quarter of fiscal 2017 as compared with the third quarter of fiscal 2016. The decrease in the effective tax rate was primarily due to an increase in foreign income taxed at lower than U.S. rates for the third quarter of fiscal 2017 as compared with the third quarter of fiscal 2016.
The provision for income taxes resulted in an effective tax rate of 21.1% for the first nine months of fiscal 2017 as compared with 16.8% for the first nine months of fiscal 2016, a net 4.3 percentage point increase in the effective tax rate for the first nine months of fiscal 2017 as compared with the first nine months of fiscal 2016. The increase in the effective tax rate was primarily due to the recognition of a net benefit to the provision for income taxes in the second quarter of fiscal 2016 related to our settlement with the IRS of all outstanding items covering fiscal 2008 through fiscal 2010 and reinstatement of the U.S. federal research and development (“R&D”) tax credit on December 18, 2015.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 29, 2017	July 30, 2016	Increase (Decrease)
Cash and cash equivalents	$8,116	$7,631	$485
Fixed income securities	58,152	56,621	1,531
Publicly traded equity securities	1,706	1,504	202
Total	$67,974	$65,756	$2,218
The net increase in cash and cash equivalents and investments in the first nine months of fiscal 2017 was primarily driven by cash provided by operating activities of $9.9 billion and a net increase in debt of $4.1 billion. These sources of cash were partially offset by cash returned to shareholders in the form of cash dividends of $4.1 billion and repurchases of common stock of $2.5 billion under the stock repurchase program; net cash paid for acquisitions of $3.2 billion, the timing of settlements and the change in fair value of investments of $1.0 billion and capital expenditures of $0.8 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $65.1 billion and $59.8 billion as of April 29, 2017 and July 30, 2016, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of April 29, 2017 and July 30, 2016 was $2.9 billion and $5.9 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 29, 2017	April 30, 2016
Net cash provided by operating activities	$9,875	$9,752
Acquisition of property and equipment	(756)	(880)
Free cash flow	$9,119	$8,872
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2017
April 29, 2017	$0.29	$1,451	15	$33.71	$503	$1,954
January 28, 2017	$0.26	$1,304	33	$30.33	$1,001	$2,305
October 29, 2016	$0.26	$1,308	32	$31.12	$1,001	$2,309

Fiscal 2016
July 30, 2016	$0.26	$1,309	28	$28.70	$800	$2,109
April 30, 2016	$0.26	$1,308	27	$24.08	$649	$1,957
January 23, 2016	$0.21	$1,065	48	$26.12	$1,262	$2,327
October 24, 2015	$0.21	$1,068	45	$26.83	$1,207	$2,275
Any future dividends are subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	April 29, 2017	July 30, 2016	Increase (Decrease)
Accounts receivable, net	$4,635	$5,847	$(1,212)
Our accounts receivable net, as of April 29, 2017 decreased by approximately 21%, as compared with the end of fiscal 2016, primarily due to product and service billings being more linear in the third quarter of fiscal 2017 compared with the fourth quarter of fiscal 2016.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	April 29, 2017	July 30, 2016	Increase (Decrease)
Inventories	$1,366	$1,217	$149
Annualized inventory turns	13.5	14.6	(1.1)
Purchase commitments with contract manufacturers and suppliers	$4,720	$3,896	$824
Inventory as of April 29, 2017 increased by 12% from our inventory balance at the end of fiscal 2016, and for the same period purchase commitments with contract manufacturers and suppliers increased by approximately 21%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 19% compared with the end of fiscal 2016. The increase in inventory and purchase commitments with contract manufacturers and suppliers was due to securing memory supply which is currently constrained and procuring key components for specific product areas.
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
Financing Receivables and Guarantees We measure our net balance sheet exposure position related to our financing receivables and financing guarantees by reducing the total of gross financing receivables and financing guarantees by the associated allowances for credit loss and deferred revenue. As of April 29, 2017, our net balance sheet exposure position related to financing receivables and financing guarantees was as follows (in millions):

	FINANCING RECEIVABLES				FINANCING GUARANTEES
April 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts and Other	Total	Channel Partner	End-User Customers	Total	TOTAL
Financing receivables and guarantees	$2,967	$2,659	$4,096	$9,722	$260	$83	$343	$10,065
Unearned income	(146)	—	—	(146)	—	—	—	(146)
Allowance for credit loss	(220)	(117)	(32)	(369)	—	—	—	(369)
Deferred revenue	(12)	(16)	(1,965)	(1,993)	(83)	(57)	(140)	(2,133)
Net balance sheet exposure	$2,589	$2,526	$2,099	$7,214	$177	$26	$203	$7,417
Financing Receivables  Financing receivables less unearned income increased by 9% compared with the end of fiscal 2016. The change was due to a 25% increase in loan receivables and a 22% increase in financed service contracts and other, partially offset by a 15% decrease in lease receivables. We provide financing to certain end-user customers and channel partners to enable sales of our products, services, and networking solutions. These financing arrangements include leases, financed service contracts, and loans. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Lease receivables include sales-type and direct-financing leases. We also provide certain qualified customers financing for long-term service contracts, which primarily relate to technical support services. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $19.7 billion and $19.8 billion for the first nine months of fiscal 2017 and 2016, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $0.9 billion and $1.1 billion as of April 29, 2017 and July 30, 2016, respectively.

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
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date		April 29, 2017	July 30, 2016
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.28%	March 3, 2017	(1)	$—	$1,000
Three-month LIBOR plus 0.60%	February 21, 2018		1,000	1,000
Three-month LIBOR plus 0.31%	June 15, 2018		900	900
Three-month LIBOR plus 0.50%	March 1, 2019		500	500
Three-month LIBOR plus 0.34%	September 20, 2019	(2)	500	—
Fixed-rate notes:
1.10%	March 3, 2017	(1)	—	2,400
3.15%	March 14, 2017	(1)	—	750
1.40%	February 28, 2018		1,250	1,250
1.65%	June 15, 2018		1,600	1,600
4.95%	February 15, 2019		2,000	2,000
1.60%	February 28, 2019		1,000	1,000
2.125%	March 1, 2019		1,750	1,750
1.40%	September 20, 2019	(2)	1,500	—
4.45%	January 15, 2020		2,500	2,500
2.45%	June 15, 2020		1,500	1,500
2.20%	February 28, 2021		2,500	2,500
2.90%	March 4, 2021		500	500
1.85%	September 20, 2021	(2)	2,000	—
3.00%	June 15, 2022		500	500
2.60%	February 28, 2023		500	500
2.20%	September 20, 2023	(2)	750	—
3.625%	March 4, 2024		1,000	1,000
3.50%	June 15, 2025		500	500
2.95%	February 28, 2026		750	750
2.50%	September 20, 2026	(2)	1,500	—
5.90%	February 15, 2039		2,000	2,000
5.50%	January 15, 2040		2,000	2,000
Total			$30,500	$28,400
(1) In March 2017, we repaid senior notes with an aggregate principal amount of $4.15 billion upon maturity.
(2) In September 2016, we issued senior notes with an aggregate principal amount of $6.25 billion.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 29, 2017.
Other Debt Other debt as of July 30, 2016 included secured borrowings associated with customer financing arrangements. The amount of borrowings outstanding under these arrangements was $1 million as of July 30, 2016.
Commercial Paper Effective March 31, 2017, we increased our borrowing capacity under our commercial paper program from $3.0 billion to $10.0 billion. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $2.0 billion and no commercial paper notes outstanding as of April 29, 2017 and July 30, 2016, respectively.
Credit Facilities On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022.
In addition, on March 30, 2017 we entered into a 364-Day credit agreement with certain institutional lenders that provides for a $2.0 billion unsecured revolving credit facility that is scheduled to expire on March 29, 2018. The credit agreement also provides us the option to, for a fee, convert any borrowings outstanding thereunder on March 29, 2018 to a term loan maturing no later than March 29, 2019. The interest rate applicable to outstanding balances under the credit agreement will be based on either (i) the higher of (a) the rates on overnight Federal Funds transactions with members of the Federal Reserve System (i.e., Federal Funds rate) plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time or (c) LIBOR for an interest period of one month plus 1.00%, or (ii) LIBOR plus a margin that is based on our senior debt credit ratings as published by S&P Global Rating, a business unit of Standard & Poor’s Financial Services LLC, and Moody’s Investors Service, Inc.
These credit agreements require that we comply with certain covenants, including that we maintain interest coverage ratios as defined in these agreements. As of April 29, 2017, we were in compliance with the required interest coverage ratios and the other covenants, and we had not borrowed any funds under these credit facilities.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 29, 2017	July 30, 2016	Increase (Decrease)
Service	$10,532	$10,621	$(89)
Product:
Deferred revenue related to recurring software and subscription businesses	4,352	3,308	1,044
Deferred revenue related to two-tier distributors	311	377	(66)
Other product deferred revenue	2,127	2,166	(39)
Total product deferred revenue	6,790	5,851	939
Total	$17,322	$16,472	$850
Reported as:
Current	$10,344	$10,155	$189
Noncurrent	6,978	6,317	661
Total	$17,322	$16,472	$850
Deferred product revenue increased 16% primarily due to increased deferrals related to recurring software and subscription businesses. The portion of product deferred revenue related to recurring software and subscription businesses grew 57% on a year-over-year basis to $4.4 billion as of April 29, 2017, which includes recurring deferred revenue from the acquisition of AppDynamics.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product deferred revenue related to recurring software and subscription businesses not including AppDynamics grew 51% on a year-over-year basis. Wireless, Security, and Collaboration were the key product category contributors of this product deferred revenue growth during the period. The 1% decrease in deferred service revenue was driven by the timing of multiyear arrangements and the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 29, 2017 were $1.2 billion.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
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
During the first quarter of fiscal 2014, we exercised our call option and entered into an agreement to purchase the remaining interests in Insieme. The acquisition closed in the second quarter of fiscal 2014, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which will be determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. During the nine months ended April 29, 2017 and April 30, 2016, we recorded compensation expense of $41 million and $136 million, respectively, related to the fair value of the vested portion of amounts that were earned or are expected to be earned by the former noncontrolling interest holders. Continued vesting will result in additional compensation expense in future periods. Based on the terms of the agreement, we have determined that the maximum amount that could be recorded as compensation expense by us is approximately $831 million (which includes the $824 million that has been expensed to date), net of forfeitures. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $436 million and $375 million during the first nine months of fiscal 2017 and fiscal 2016, respectively. As of April 29, 2017, we paid a total of approximately $825 million pursuant to these two milestone payments.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities.
We also have certain funding commitments primarily related to these variable interest entities, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $170 million as of April 29, 2017.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 29, 2017 and April 30, 2016 was $0.8 billion and $0.6 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of April 29, 2017 and July 30, 2016, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 29, 2017. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of April 29, 2017. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 29, 2017, our financing receivables had a carrying value of $9.2 billion, compared with $8.4 billion as of July 30, 2016. As of April 29, 2017, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 29, 2017, we had $30.5 billion in principal amount of senior notes outstanding, which consisted of $2.9 billion floating-rate notes and $27.6 billion fixed-rate notes. The carrying amount of the senior notes was $30.5 billion, and the related fair value based on market prices was $32.0 billion. As of April 29, 2017, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 29, 2017 and July 30, 2016 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 29, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,194	$1,365	$1,535	$1,706	$1,877	$2,047	$2,218

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 30, 2016	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,053	$1,203	$1,354	$1,504	$1,654	$1,805	$1,955

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 29, 2017, the total carrying amount of our investments in privately held companies was $950 million, compared with $1,003 million at July 30, 2016. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 29, 2017		July 30, 2016
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,696	$(11)	$3,079	$(41)
Sold	$757	$—	$651	$—
Option contracts:
Purchased	$541	$10	$688	$4
Sold	$493	$(3)	$620	$(10)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2017, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $62 million, or approximately 0.5%, compared with the first nine months of fiscal 2016. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $255 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of April 29, 2017. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against us in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that our AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from us. On August 18, 2015, Cisco petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against us is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that we would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. On June 28, 2016, in light of the PTAB’s decision to review the patent’s validity, the district court issued an order staying the district court case pending the final written decision from the PTAB. On February 22, 2017, following a hearing, the PTAB issued its Final Written Decision that the patent’s claims are unpatentable. SSL has filed a notice that intends to appeal this decision to the Court of Appeals for the Federal Circuit. We believe we have strong arguments that our products do not infringe and the patent is invalid. If we do not prevail and a jury were to find that our AnyConnect products infringe, we believe damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, however, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders during the first nine months of fiscal 2017, the fourth quarter of fiscal 2016 and also in fiscal 2015.
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

Our revenue may grow at a slower rate than in past periods or decline as it did in the first nine months of fiscal 2017 and in fiscal 2014 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined in the third quarter of fiscal 2017 and in certain other prior periods, and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain products in our newer product categories such as Data Center, Collaboration, and Service Provider Video, in addition to longer sales cycles. Product orders from the service provider market decreased in the first nine months of fiscal 2017 and in fiscal 2015, and at various times in the past, including in fiscal 2014, we experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
In August 2016, we announced a restructuring plan under which we began taking action in the first quarter of fiscal 2017. In May 2017, we extended the restructuring plan to include additional employees. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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

PRODUCT QUALITY PROBLEMS COULD LEAD TO REDUCED REVENUE, GROSS MARGINS, AND NET INCOME
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could have a material impact on our revenue, margins, and net income. For example, in the second quarter of fiscal 2017 we recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of our products, and in the second quarter of fiscal 2014 we recorded a pre-tax charge of $655 million related to the expected remediation costs for certain products sold in prior fiscal years containing memory components manufactured by a single supplier between 2005 and 2010.
DUE TO THE GLOBAL NATURE OF OUR OPERATIONS, POLITICAL OR ECONOMIC CHANGES OR OTHER FACTORS IN A SPECIFIC COUNTRY OR REGION COULD HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders during the first nine months of fiscal 2017, the fourth quarter of fiscal 2016 and also in fiscal 2015. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $255 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of April 29, 2017. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the third quarter of fiscal 2017, we have senior unsecured notes outstanding in an aggregate principal amount of $30.5 billion that mature at specific dates from calendar year 2018 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had $2.0 billion in commercial paper notes outstanding under this program as of April 29, 2017. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.9 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2017 to February 25, 2017	1	$34.05	1	$13,360
February 26, 2017 to March 25, 2017	6	$34.20	6	$13,156
March 26, 2017 to April 29, 2017	8	$33.27	8	$12,898
Total	15	$33.71	15
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 29, 2017, our Board of Directors had authorized the repurchase of up to $112 billion of common stock under this program. As of April 29, 2017, we had repurchased and retired 4.7 billion shares of our common stock at an average price of $21.21 per share for an aggregate purchase price of $99.1 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $12.9 billion with no termination date.
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

The information required by this Item is set forth in the Exhibit Index that follows the signature page of this Report.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	May 23, 2017	By	/s/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	364-Day Credit Agreement dated as of March 30, 2017, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as administration agent and a Lender	8-K	000-18225	10.1	3/31/2017
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X