Form 10-Q
period 2017-10-28
CISCO SYSTEMS, INC.
filed 2017-11-21
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2017

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 16, 2017: 4,943,622,124
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 28, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 28, 2017	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$11,043	$11,708
Investments	60,545	58,784
Accounts receivable, net of allowance for doubtful accounts of $193 at October 28, 2017 and $211 at July 29, 2017	4,206	5,146
Inventories	1,693	1,616
Financing receivables, net	5,038	4,856
Other current assets	1,555	1,593
Total current assets	84,080	83,703
Property and equipment, net	3,202	3,322
Financing receivables, net	4,876	4,738
Goodwill	30,233	29,766
Purchased intangible assets, net	2,677	2,539
Deferred tax assets	4,006	4,239
Other assets	1,448	1,511
TOTAL ASSETS	$130,522	$129,818
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$10,239	$7,992
Accounts payable	1,155	1,385
Income taxes payable	86	98
Accrued compensation	2,684	2,895
Deferred revenue	10,920	10,821
Other current liabilities	4,200	4,392
Total current liabilities	29,284	27,583
Long-term debt	25,684	25,725
Income taxes payable	883	1,250
Deferred revenue	7,645	7,673
Other long-term liabilities	1,476	1,450
Total liabilities	64,972	63,681
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,951 and 4,983 shares issued and outstanding at October 28, 2017 and July 29, 2017, respectively	44,872	45,253
Retained earnings	20,647	20,838
Accumulated other comprehensive income (loss)	31	46
Total equity	65,550	66,137
TOTAL LIABILITIES AND EQUITY	$130,522	$129,818
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 28, 2017	October 29, 2016
REVENUE:
Product	$9,054	$9,302
Service	3,082	3,050
Total revenue	12,136	12,352
COST OF SALES:
Product	3,615	3,403
Service	1,094	1,065
Total cost of sales	4,709	4,468
GROSS MARGIN	7,427	7,884
OPERATING EXPENSES:
Research and development	1,567	1,545
Sales and marketing	2,334	2,418
General and administrative	557	555
Amortization of purchased intangible assets	61	78
Restructuring and other charges	152	411
Total operating expenses	4,671	5,007
OPERATING INCOME	2,756	2,877
Interest income	379	295
Interest expense	(235)	(198)
Other income (loss), net	62	(21)
Interest and other income (loss), net	206	76
INCOME BEFORE PROVISION FOR INCOME TAXES	2,962	2,953
Provision for income taxes	568	631
NET INCOME	$2,394	$2,322

Net income per share:
Basic	$0.48	$0.46
Diluted	$0.48	$0.46
Shares used in per-share calculation:
Basic	4,959	5,027
Diluted	4,994	5,066

Cash dividends declared per common share	$0.29	$0.26
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 28, 2017	October 29, 2016
Net income	$2,394	$2,322
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(23) and $81 for the three months ended October 28, 2017 and October 29, 2016, respectively	(5)	(121)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $10 and $5 for the three months ended October 28, 2017 and October 29, 2016, respectively	(23)	(10)
	(28)	(131)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(1) and $3 for the three months ended October 28, 2017 and October 29, 2016, respectively	7	(43)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $(1) for the three months ended October 28, 2017 and October 29, 2016, respectively	(11)	11
	(4)	(32)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(2) and $(1) for the three months ended October 28, 2017 and October 29, 2016, respectively	17	(27)
Other comprehensive income (loss)	(15)	(190)
Comprehensive income	2,379	2,132
Comprehensive (income) loss attributable to noncontrolling interests	—	(8)
Comprehensive income attributable to Cisco Systems, Inc.	$2,379	$2,124
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$2,394	$2,322
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	566	599
Share-based compensation expense	392	372
Provision for receivables	(17)	15
Deferred income taxes	178	158
Excess tax benefits from share-based compensation	—	(91)
(Gains) losses on divestitures, investments and other, net	(56)	32
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	957	1,049
Inventories	(80)	44
Financing receivables	(333)	(900)
Other assets	8	191
Accounts payable	(235)	(63)
Income taxes, net	(419)	(440)
Accrued compensation	(215)	(333)
Deferred revenue	77	462
Other liabilities	(137)	(687)
Net cash provided by operating activities	3,080	2,730
Cash flows from investing activities:
Purchases of investments	(8,275)	(18,667)
Proceeds from sales of investments	2,682	11,337
Proceeds from maturities of investments	3,929	2,449
Acquisition of businesses, net of cash and cash equivalents acquired	(725)	(251)
Purchases of investments in privately held companies	(20)	(38)
Return of investments in privately held companies	81	24
Acquisition of property and equipment	(168)	(275)
Proceeds from sales of property and equipment	1	2
Other	—	23
Net cash used in investing activities	(2,495)	(5,396)
Cash flows from financing activities:
Issuances of common stock	9	88
Repurchases of common stock—repurchase program	(1,686)	(1,023)
Shares repurchased for tax withholdings on vesting of restricted stock units	(342)	(401)
Short-term borrowings, original maturities of 90 days or less, net	(2,498)	—
Issuances of debt	5,482	6,232
Repayments of debt	(748)	(1)
Excess tax benefits from share-based compensation	—	91
Dividends paid	(1,436)	(1,308)
Other	(31)	(60)
Net cash provided by (used in) financing activities	(1,250)	3,618
Net increase (decrease) in cash and cash equivalents	(665)	952
Cash and cash equivalents, beginning of period	11,708	7,631
Cash and cash equivalents, end of period	$11,043	$8,583

Supplemental cash flow information:
Cash paid for interest	$283	$248
Cash paid for income taxes, net	$810	$913
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net income			2,394		2,394		2,394
Other comprehensive income (loss)				(15)	(15)		(15)
Issuance of common stock	30	9			9		9
Repurchase of common stock	(51)	(462)	(1,158)		(1,620)		(1,620)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(342)			(342)		(342)
Cash dividends declared ($0.29 per common share)			(1,436)		(1,436)		(1,436)
Cumulative effect of adoption of accounting standard			9		9		9
Share-based compensation		392			392		392
Purchase acquisitions and other		22			22		22
BALANCE AT OCTOBER 28, 2017	4,951	$44,872	$20,647	$31	$65,550	$—	$65,550

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			2,322		2,322		2,322
Other comprehensive income (loss)				(198)	(198)	8	(190)
Issuance of common stock	40	88			88		88
Repurchase of common stock	(32)	(285)	(716)		(1,001)		(1,001)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(401)			(401)		(401)
Cash dividends declared ($0.26 per common share)			(1,308)		(1,308)		(1,308)
Tax effects from employee stock incentive plans		(60)			(60)		(60)
Share-based compensation		372			372		372
Purchase acquisitions and other		6			6		6
BALANCE AT OCTOBER 29, 2016	5,024	$44,236	$19,694	$(524)	$63,406	$7	$63,413

Supplemental Information
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 28, 2017, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program with no termination date. For additional information regarding stock repurchase, see Note 13 to the Consolidated Financial Statements. The stock repurchases since the inception of this program and the related impacts on Cisco shareholders’ equity are summarized in the following table (in millions):

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Total Cisco Shareholders’ Equity
Repurchases of common stock under the repurchase program	4,760	$25,407	$76,516	$101,923
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company” or “Cisco”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2018 and fiscal 2017 are each 52-week fiscal years. The Consolidated Financial Statements include the accounts of Cisco and its subsidiaries. All intercompany accounts and transactions have been eliminated. The Company conducts business globally and is primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
The accompanying financial data as of October 28, 2017 and for the three months ended October 28, 2017 and October 29, 2016 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 29, 2017 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 28, 2017; the results of operations and the statements of comprehensive income, the statements of cash flows and equity for the three months ended October 28, 2017 and October 29, 2016, as applicable, have been made. The results of operations for the three months ended October 28, 2017 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements
(a) New Accounting Updates Recently Adopted
Share-Based Compensation In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. Cisco adopted this accounting standard update beginning the first quarter of fiscal 2018 on a prospective basis. This resulted in an overall decrease in the effective tax rate for the first quarter of fiscal 2018 due to recognition of excess tax benefits from share-based compensation. The application of this accounting standard update did not have a material impact on the Company's Consolidated Financial Statements.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Financial Instruments In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The accounting standard update will be effective for Cisco beginning in the first quarter of fiscal 2019, and early adoption is permitted. The most significant impact of this accounting standard update for Cisco is that it will require the remeasurement of investments that are not accounted for under the equity method at fair value at the end of each reporting period with the changes recorded to the income statement. While Cisco is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements, Cisco expects that this accounting standard update will increase the variability of other income (loss), net.
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
The Company completed three acquisitions during the three months ended October 28, 2017. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Viptela	$497	$(18)	$180	$335
Springpath	248	(11)	160	99
Other	16	1	6	9
Total	$761	$(28)	$346	$443
On July 31, 2017, the Company completed its acquisition of privately held Viptela Inc. ("Viptela"), a provider of software-defined wide area networking products. Revenue from the Viptela acquisition has been included in the Company's Infrastructure Platforms product category.
On September 22, 2017, the Company completed its acquisition of privately held Springpath, Inc. ("Springpath"), a hyperconvergence software company. Revenue from the Springpath acquisition has been included in the Company's Infrastructure Platforms product category.
The total purchase consideration related to acquisitions completed during the three months ended October 28, 2017 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $11 million. Total transaction costs related to acquisition activities were $9 million and $1 million for the three months ended October 28, 2017 and October 29, 2016, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations. The Company recognized a gain of $46 million during the three months ended October 28, 2017 in connection with its acquisitions. This gain was recognized in Other income (loss), net in the Consolidated Statement of Operations.
The purchase price allocation for acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to the Company may become known to the Company during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from acquisitions completed during the three months ended October 28, 2017 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the three months ended October 28, 2017 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
Pending Acquisition of BroadSoft On October 23, 2017, the Company announced a definitive agreement to acquire publicly held BroadSoft, Inc. ("BroadSoft"), a cloud calling and contact center solutions company. Under the terms of the agreement, the Company will pay $55 per share, in cash, in exchange for each share of BroadSoft, or an aggregate purchase price of approximately $1.9 billion net of cash and short-term investments. The acquisition is expected to close after completion of customary regulatory reviews.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the three months ended October 28, 2017 (in millions):

	Balance at			Balance at
	July 29, 2017	Acquisitions	Other	October 28, 2017
Americas	$18,691	$323	$15	$19,029
EMEA	7,057	92	6	7,155
APJC	4,018	28	3	4,049
Total	$29,766	$443	$24	$30,233
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the three months ended October 28, 2017 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Viptela	5.0	$144	6.0	$35	1.0	$1	$—	$180
Springpath	4.0	157	0.0	—	0.0	—	3	160
Other	5.0	3	4.0	3	0.0	—	—	6
Total		$304		$38		$1	$3	$346
The following tables present details of the Company’s purchased intangible assets (in millions):

October 28, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,465	$(1,514)	$1,951
Customer relationships	1,391	(818)	573
Other	82	(44)	38
Total purchased intangible assets with finite lives	4,938	(2,376)	2,562
In-process research and development, with indefinite lives	115	—	115
Total	$5,053	$(2,376)	$2,677

July 29, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,182	$(1,386)	$1,796
Customer relationships	1,353	(765)	588
Other	82	(38)	44
Total purchased intangible assets with finite lives	4,617	(2,189)	2,428
In-process research and development, with indefinite lives	111	—	111
Total	$4,728	$(2,189)	$2,539
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment charges related to purchased intangible assets were zero and $42 million for the three months ended October 28, 2017 and October 29, 2016, respectively. Impairment charges were primarily as a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets. Of these impairment charges, $38 million for the three months ended October 29, 2016 was recorded to restructuring and other charges in connection with the Company's decision to exit certain products lines, and the corresponding elimination of future associated cash flows.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Amortization of purchased intangible assets:
Cost of sales	$154	$129
Operating expenses
Amortization of purchased intangible assets	61	78
Restructuring and other charges	—	38
Total	$215	$245
The estimated future amortization expense of purchased intangible assets with finite lives as of October 28, 2017 is as follows (in millions):

Fiscal Year	Amount
2018 (remaining nine months)	$647
2019	776
2020	559
2021	362
2022	145
Thereafter	73
Total	$2,562

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
The Company began taking action under a restructuring plan in August 2016 (the "Fiscal 2017 Plan"), in order to reinvest in its key priority areas. In the first quarter of fiscal 2018, the Company extended the Fiscal 2017 Plan to include an additional $150 million of estimated additional pretax charges for employee severance and other one-time termination benefits. The Company's estimated aggregate pretax charges of approximately $1.0 billion under the Fiscal 2017 Plan are primarily cash based and consist primarily of employee severance and other one-time termination benefits, and other associated costs. In connection with this plan, the Company has incurred cumulative charges of approximately $908 million and it expects the Fiscal 2017 Plan to be substantially completed by the end of the second quarter of fiscal 2018.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$117
Charges	145	7	152
Cash payments	(79)	(16)	(95)
Non-cash items	—	(6)	(6)
Liability as of October 28, 2017	$140	$28	$168

	FISCAL 2017 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 30, 2016	$21	$24	$45
Charges	369	42	411
Cash payments	(269)	(1)	(270)
Non-cash items	(4)	(43)	(47)
Liability as of October 29, 2016	$117	$22	$139

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 28, 2017	July 29, 2017
Inventories:
Raw materials	$358	$289
Work in Process	1	1
Finished goods:
Distributor inventory and deferred cost of sales	457	451
Manufactured finished goods	550	552
Total finished goods	1,007	1,003
Service-related spares	303	300
Demonstration systems	24	23
Total	$1,693	$1,616

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,854	$4,926
Computer equipment and related software	1,251	1,258
Production, engineering, and other equipment	5,681	5,707
Operating lease assets	352	356
Furniture and fixtures	393	572
Total gross property and equipment	12,531	12,819
Less: accumulated depreciation and amortization	(9,329)	(9,497)
Total	$3,202	$3,322

Deferred revenue:
Service	$10,991	$11,302
Product:
Deferred revenue related to recurring software and subscription offers	5,213	4,971
Other product deferred revenue	2,361	2,221
Total product deferred revenue	7,574	7,192
Total	$18,565	$18,494
Reported as:
Current	$10,920	$10,821
Noncurrent	7,645	7,673
Total	$18,565	$18,494

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Financing Receivables and Operating Leases

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts. Lease receivables represent sales-type and direct-financing leases resulting from the sale of the Company’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of the Company’s hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of the Company’s products and services. Loan receivables generally have terms of up to three years. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.
A summary of the Company's financing receivables is presented as follows (in millions):

October 28, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,848	$4,748	$2,583	$10,179
Residual value	167	—	—	167
Unearned income	(143)	—	—	(143)
Allowance for credit loss	(160)	(106)	(23)	(289)
Total, net	$2,712	$4,642	$2,560	$9,914
Reported as:
Current	$1,290	$2,236	$1,512	$5,038
Noncurrent	1,422	2,406	1,048	4,876
Total, net	$2,712	$4,642	$2,560	$9,914

July 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,784	$4,560	$2,517	$9,861
Residual value	173	—	—	173
Unearned income	(145)	—	—	(145)
Allowance for credit loss	(162)	(103)	(30)	(295)
Total, net	$2,650	$4,457	$2,487	$9,594
Reported as:
Current	$1,301	$2,104	$1,451	$4,856
Noncurrent	1,349	2,353	1,036	4,738
Total, net	$2,650	$4,457	$2,487	$9,594
Future minimum lease payments to the Company on lease receivables as of October 28, 2017 are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining nine months)	$1,106
2019	932
2020	512
2021	239
2022	57
Thereafter	2
Total	$2,848
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of October 28, 2017 and July 29, 2017 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 28, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,320	$1,337	$48	$2,705
Loan receivables	2,988	1,571	189	4,748
Financed service contracts	1,656	911	16	2,583
Total	$5,964	$3,819	$253	$10,036

	INTERNAL CREDIT RISK RATING
July 29, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,408	$1,181	$50	$2,639
Loan receivables	2,865	1,516	179	4,560
Financed service contracts	1,593	902	22	2,517
Total	$5,866	$3,599	$251	$9,716
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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of October 28, 2017 and July 29, 2017 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 28, 2017	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$161	$86	$320	$567	$2,138	$2,705	$14	$14
Loan receivables	145	81	407	633	4,115	4,748	44	44
Financed service contracts	261	184	106	551	2,032	2,583	13	2
Total	$567	$351	$833	$1,751	$8,285	$10,036	$71	$60

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2017	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$160	$60	$216	$436	$2,203	$2,639	$14	$14
Loan receivables	230	48	259	537	4,023	4,560	43	43
Financed service contracts	160	77	523	760	1,757	2,517	18	2
Total	$550	$185	$998	$1,733	$7,983	$9,716	$75	$59
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $595 million and $666 million as of October 28, 2017 and July 29, 2017, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 28, 2017, the Company had financing receivables of $215 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $315 million as of July 29, 2017.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions	(2)	2	(6)	(6)
Foreign exchange and other	—	1	(1)	—
Allowance for credit loss as of October 28, 2017	$160	$106	$23	$289

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions	(4)	12	—	8
Foreign exchange and other	1	2	—	3
Allowance for credit loss as of October 29, 2016	$227	$111	$48	$386
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
Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 28, 2017 and July 29, 2017, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	October 28, 2017	July 29, 2017
Operating lease assets	$352	$356
Accumulated depreciation	(221)	(212)
Operating lease assets, net	$131	$144

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Minimum future rentals on noncancelable operating leases as of October 28, 2017 are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining nine months)	$139
2019	110
2020	48
2021	7
Thereafter	2
Total	$306

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

October 28, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$20,564	$—	$(93)	$20,471
U.S. government agency securities	1,923	—	(6)	1,917
Non-U.S. government and agency securities	358	—	(1)	357
Corporate debt securities	31,999	162	(131)	32,030
U.S. agency mortgage-backed securities	2,095	2	(23)	2,074
Commercial paper	1,775	—	—	1,775
Certificates of deposit	140	—	—	140
Total fixed income securities	58,854	164	(254)	58,764
Publicly traded equity securities	1,134	653	(6)	1,781
Total (1)	$59,988	$817	$(260)	$60,545

July 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,880	$3	$(60)	$19,823
U.S. government agency securities	2,057	—	(5)	2,052
Non-U.S. government and agency securities	389	—	(1)	388
Corporate debt securities	31,626	202	(93)	31,735
U.S. agency mortgage-backed securities	2,037	3	(17)	2,023
Commercial paper	996	—	—	996
Certificates of deposit	60	—	—	60
Total fixed income securities	57,045	208	(176)	57,077
Publicly traded equity securities	1,180	554	(27)	1,707
Total (1)	$58,225	$762	$(203)	$58,784
(1) Includes investments that were pending settlement as of the respective fiscal years. The net unsettled investment purchases (sales) were $95 million and $(30) million as of October 28, 2017 and July 29, 2017, respectively.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to available-for-sale investments (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Gross realized gains	$67	$30
Gross realized losses	(34)	(15)
Total	$33	$15

The following table presents the realized net gains (losses) related to available-for-sale investments by security type (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Net gains (losses) on investments in publicly traded equity securities	$29	$5
Net gains (losses) on investments in fixed income securities	4	10
Total	$33	$15
The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at October 28, 2017 and July 29, 2017 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 28, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$16,719	$(66)	$3,602	$(27)	$20,321	$(93)
U.S. government agency securities	1,696	(4)	222	(2)	1,918	(6)
Non-U.S. government and agency securities	316	(1)	41	—	357	(1)
Corporate debt securities	8,129	(45)	4,209	(86)	12,338	(131)
U.S. agency mortgage-backed securities	1,562	(16)	266	(7)	1,828	(23)
Total fixed income securities	28,422	(132)	8,340	(122)	36,762	(254)
Publicly traded equity securities	54	(6)	—	—	54	(6)
Total	$28,476	$(138)	$8,340	$(122)	$36,816	$(260)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$14,962	$(55)	$771	$(5)	$15,733	$(60)
U.S. government agency securities	1,791	(4)	130	(1)	1,921	(5)
Non-U.S. government and agency securities	368	(1)	—	—	368	(1)
Corporate debt securities	9,487	(92)	101	(1)	9,588	(93)
U.S. agency mortgage-backed securities	1,485	(16)	38	(1)	1,523	(17)
Total fixed income securities	28,093	(168)	1,040	(8)	29,133	(176)
Publicly traded equity securities	122	(27)	—	—	122	(27)
Total	$28,215	$(195)	$1,040	$(8)	$29,255	$(203)
For the three months ended October 28, 2017, the net realized losses related to available-for-sale investments included impairment charges of $26 million. These impairment charges related primarily to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for the three months ended October 29, 2016.
As of October 28, 2017, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of October 28, 2017, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the three months ended October 28, 2017.
The Company has evaluated its publicly traded equity securities as of October 28, 2017 and has determined that there were no additional other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of October 28, 2017 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$16,376	$16,360
Due in 1 to 2 years	14,866	14,820
Due in 2 to 5 years	21,852	21,883
Due after 5 years	3,665	3,627
Mortgage-backed securities with no single maturity	2,095	2,074
Total	$58,854	$58,764
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 28, 2017 and October 29, 2016 was $0.5 billion and $1.2 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 28, 2017 and July 29, 2017, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of October 28, 2017 and July 29, 2017, the amounts are summarized in the following table (in millions):

	October 28, 2017	July 29, 2017
Equity method investments	$108	$124
Cost method investments	839	859
Total	$947	$983
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and has determined that as of October 28, 2017, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.
As of October 28, 2017, the carrying value of investments in privately held companies was $947 million, of which $519 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, the Company has additional funding commitments of $213 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent the Company's maximum exposure related to these variable interest entities.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of October 28, 2017 and July 29, 2017 were as follows (in millions):

	OCTOBER 28, 2017 FAIR VALUE MEASUREMENTS				JULY 29, 2017 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$9,103	$—	$—	$9,103	$9,567	$—	$—	$9,567
U.S. government securities	—	—	—	—	—	139	—	139
Commercial paper	—	115	—	115	—	160	—	160
Certificates of deposit	—	—	—	—	—	25	—	25
Available-for-sale investments:
U.S. government securities	—	20,471	—	20,471	—	19,823	—	19,823
U.S. government agency securities	—	1,917	—	1,917	—	2,052	—	2,052
Non-U.S. government and agency securities	—	357	—	357	—	388	—	388
Corporate debt securities	—	32,030	—	32,030	—	31,735	—	31,735
U.S. agency mortgage-backed securities	—	2,074	—	2,074	—	2,023	—	2,023
Commercial paper	—	1,775	—	1,775	—	996	—	996
Certificates of deposit	—	140	—	140	—	60	—	60
Publicly traded equity securities	1,781	—	—	1,781	1,707	—	—	1,707
Derivative assets	—	99	—	99	—	149	—	149
Total	$10,884	$58,978	$—	$69,862	$11,274	$57,550	$—	$68,824
Liabilities:
Derivative liabilities	$—	$18	$—	$18	$—	$4	$—	$4
Total	$—	$18	$—	$18	$—	$4	$—	$4

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED
	October 28, 2017	October 29, 2016
Investments in privately held companies (impaired)	$(21)	$(47)
Purchased intangible assets (impaired)	—	(42)
Total gains (losses) for nonrecurring measurements	$(21)	$(89)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $25 million and $46 million as of October 28, 2017 and October 29, 2016, respectively.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was zero and $11 million as of October 28, 2017 and October 29, 2016, respectively.

(d) Other Fair Value Disclosures
The carrying value of investments in privately held companies that were accounted for under the cost method was $839 million and $859 million as of October 28, 2017 and July 29, 2017, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of October 28, 2017 and July 29, 2017 was $3.5 billion and $3.4 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 28, 2017, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of October 28, 2017, the fair value of the Company’s senior notes and other long-term debt was $32.0 billion with a carrying amount of $30.4 billion. This compares to a fair value of $32.1 billion and a carrying amount of $30.5 billion as of July 29, 2017. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	October 28, 2017		July 29, 2017
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,748	1.70%	$4,747	1.66%
Commercial paper	5,491	1.25%	3,245	1.16%
Total short-term debt	$10,239		$7,992
The Company has a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. The Company uses the proceeds from the issuance of commercial paper notes for general corporate purposes.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		October 28, 2017		July 29, 2017
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$1,000	1.98%	$1,000	1.84%
Three-month LIBOR plus 0.31%	June 15, 2018	900	1.70%	900	1.62%
Three-month LIBOR plus 0.50%	March 1, 2019	500	1.88%	500	1.76%
Three-month LIBOR plus 0.34%	September 20, 2019	500	1.71%	500	1.66%
Fixed-rate notes:
1.40%	February 28, 2018	1,250	1.47%	1,250	1.47%
1.65%	June 15, 2018	1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019	2,000	4.96%	2,000	4.96%
1.60%	February 28, 2019	1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019	1,750	1.85%	1,750	1.84%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	3.85%	2,500	3.84%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	2.01%	500	2.00%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	2.28%	500	2.26%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	2.13%	1,000	2.12%
3.50%	June 15, 2025	500	2.44%	500	2.43%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		30,500		30,500
Unaccreted discount/issuance costs		(130)		(136)
Hedge accounting fair value adjustments		62		108
Total		$30,432		$30,472

Reported as:
Current portion of long-term debt		$4,748		$4,747
Long-term debt		25,684		25,725
Total		$30,432		$30,472

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 28, 2017, the Company was in compliance with all debt covenants.
As of October 28, 2017, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining nine months)	$4,750
2019	5,250
2020	6,000
2021	3,000
2022	2,500
Thereafter	9,000
Total	$30,500

(c)	Credit Facilities
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
These credit agreements require that the Company comply with certain covenants, including that the Company maintains an interest coverage ratio as defined in these agreements. As of October 28, 2017, the Company was in compliance with the required interest coverage ratios and the other covenants, and the Company had not borrowed any funds under these credit facilities.

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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 28, 2017	July 29, 2017	Balance Sheet Line Item	October 28, 2017	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$40	$46	Other current liabilities	$—	$1
Equity derivatives	Other current assets	—	—	Other current liabilities	14	—
Interest rate derivatives	Other assets	58	102	Other long-term liabilities	2	—
Total		98	148		16	1
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	1	Other current liabilities	2	3
Equity derivatives/warrants	Other assets	—	—	Other long-term liabilities	—	—
Total		1	1		2	3
Total		$99	$149		$18	$4

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	October 28, 2017	October 29, 2016	Line Item in Statements of Operations	October 28, 2017	October 29, 2016
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$8	$(46)	Operating expenses	$10	$(9)
			Cost of sales—service	3	(3)
Total	$8	$(46)		$13	$(12)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(5)	$9	Other income (loss), net	$—	$—
As of October 28, 2017, the Company estimates that approximately $44 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income ("AOCI") will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Interest rate derivatives	Interest expense	$(46)	$(91)	$46	$90
Equity derivatives	Other income (loss), net	(14)	—	14	—
Total		$(60)	$(91)	$60	$90
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 28, 2017	October 29, 2016
Foreign currency derivatives	Other income (loss), net	$7	$(16)
Total return swaps—deferred compensation	Operating expenses	16	(3)
Equity derivatives	Other income (loss), net	1	1
Total		$24	$(18)
The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	October 28, 2017	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$1,219	$1,696
Interest rate derivatives	6,750	6,750
Net investment hedging instruments	266	351
Equity derivatives	302	—
Derivatives not designated as hedging instruments:
Foreign currency derivatives	1,918	2,258
Total return swaps—deferred compensation	564	535
Total	$11,019	$11,590

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
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

	October 28, 2017
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$99	$—	$99	$(14)	$(57)	$28
Derivatives liabilities	$18	$—	$18	$(14)	$—	$4

	July 29, 2017
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$149	$—	$149	$(4)	$(81)	$64
Derivatives liabilities	$4	$—	$4	$(4)	$—	$—

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 28, 2017 and July 29, 2017, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the three months ended October 28, 2017, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current assets and other assets.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 28, 2017 are as follows (in millions):

Fiscal Year	Amount
2018 (remaining nine months)	$316
2019	292
2020	203
2021	120
2022	99
Thereafter	147
Total	$1,177

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of October 28, 2017 and July 29, 2017, the Company had total purchase commitments for inventory of $4,205 million and $4,640 million, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of October 28, 2017 and July 29, 2017, the liability for these purchase commitments was $161 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Compensation expense related to acquisitions	$42	$64
As of October 28, 2017, the Company estimated that future cash compensation expense of up to $298 million may be required to be recognized pursuant to the applicable business combination agreements.
Insieme Networks, Inc. In fiscal 2012, the Company made an investment in Insieme, an early stage company focused on research and development in the data center market. This investment included $100 million of funding and a license to certain of the Company’s technology. During fiscal 2014, the Company acquired the remaining interests in Insieme, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which were determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $1 million and $323 million during the three months ended October 28, 2017 and October 29, 2016, respectively. The Company recorded compensation expense of $1 million and $20 million during the three months ended October 28, 2017 and October 29, 2016, respectively, related to these milestone payments. The Company does not expect a material amount of future compensation expense or further milestone payments related to this acquisition.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $213 million and $216 million as of October 28, 2017 and July 29, 2017, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Balance at beginning of period	$407	$414
Provisions for warranty issued	148	176
Adjustments for pre-existing warranties	(12)	—
Settlements	(149)	(177)
Balance at end of period	$394	$413
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.7 billion and $6.9 billion for the three months ended October 28, 2017 and October 29, 2016, respectively. The balance of the channel partner financing subject to guarantees was $1.0 billion as of each of October 28, 2017 and July 29, 2017.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $14 million and $6 million for the three months ended October 28, 2017 and October 29, 2016, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 28, 2017 and July 29, 2017, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 28, 2017	July 29, 2017
Maximum potential future payments relating to financing guarantees:
Channel partner	$266	$240
End user	65	74
Total	$331	$314
Deferred revenue associated with financing guarantees:
Channel partner	$(79)	$(82)
End user	(46)	(52)
Total	$(125)	$(134)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$206	$180
Other Guarantees The Company’s other guarantee arrangements as of October 28, 2017 and July 29, 2017 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liabilities
In fiscal 2014, the Company recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. The Company performs regular assessments of the sufficiency of this liability and reduced the amount by $74 million and $164 million in fiscal 2016 and fiscal 2015, respectively based on updated analyses. During the second quarter of fiscal 2017, the Company further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. In addition, during the second quarter of fiscal 2017, the Company recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of the Company’s products. The liabilities related to the supplier component remediation matters as of October 28, 2017 and July 29, 2017 were $146 million and $174 million, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company has been asked to indemnify certain of the Company’s service provider customers that are subject to patent infringement claims asserted by Sprint Communications Company, L.P. in federal court in Kansas and Delaware. Sprint alleges that the service provider customers infringed Sprint’s patents by offering VoIP telephone services utilizing products provided by the Company generally in combination with those of other manufacturers. Sprint seeks monetary damages. Following a trial on March 3, 2017 against Time Warner Inc., a jury in Kansas found that Time Warner Cable willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied Time Warner Cable's post-trial motions. Time Warner Cable has appealed. On October 16, 2017, Sprint and Comcast Cable Communications, LLC reached resolution of the claims in Sprint's lawsuit against Comcast and on October 19, 2017, the Kansas court dismissed Sprint's lawsuit. Sprint's trial against Cox Communications, Inc. in Delaware is scheduled for December 7, 2017.
For the remaining cases, the Company believes that the service providers continue to have strong non-infringement and invalidity defenses and arguments and/or that Sprint’s damages claims are inconsistent with prevailing law at trial and/or on appeal. Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of the remaining litigation at this time. Should Sprint prevail in litigation, mediation, or settlement, the Company, in accordance with its agreements, may have an obligation to indemnify its service provider customers for damages, mediation awards, or settlement amounts arising from their use of Cisco products. At this time, the Company does not anticipate that its obligations regarding the final outcome of the remaining matters would be material.
On January 15, 2016, Huawei Technologies Co. Ltd. (“Huawei”) filed four patent infringement actions against T-Mobile US, Inc. and T-Mobile USA, Inc. (collectively, “T-Mobile”) in federal court in the Eastern District of Texas. Huawei alleged that T-Mobile’s use of 3GPP standards to implement its 3G and 4G cellular networks infringe 12 patents, now reduced to 10 patents as a result of pre-trial dismissals. Huawei's infringement allegations for some of the patents are based on T-Mobile's use of products provided by the Company in combination with those of other manufacturers. T-Mobile has requested indemnity by the Company with respect to portions of the network that use the Company's equipment. On November 9, 2017, the court continued the trial date to January 2, 2018.
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
During the first quarter of fiscal 2018, the Company recorded legal and indemnification settlement charges of $122 million to product cost of sales in relation to these matters.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $250 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of October 28, 2017. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that the Company's AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from the Company. On August 18, 2015, the Company petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against the Company is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that the Company would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. On June 28, 2016, in light of the PTAB’s decision to review the patent’s validity, the district court issued an order staying the district court case pending the final written decision from the PTAB. On February 22, 2017, following a hearing, the PTAB issued its Final Written Decision that the patent’s claims are unpatentable. SSL has appealed this decision to the Court of Appeals for the Federal Circuit. The Company believes it has strong arguments that the Company's products do not infringe and the patent is invalid. If the Company does not prevail and a jury were to find that the Company's AnyConnect products infringe, the Company believes damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time.
Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against the Company in U.S. District Court for the Northern District of California, accusing the Company’s 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted the Company's motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against the Company and cancelling a trial which had been set for March 12, 2018.
DXC Technology On August 21, 2015, the Company and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP prepaid the service agreement through a financing arrangement with Cisco Capital. HP terminated its agreement with the Company, and pursuant to the terms of the service agreement with HP, the Company determined the credit HP was entitled to receive under the agreement. HP disputed the Company’s credit calculation and contended that the Company owes a larger credit to HP than the Company had calculated. In December 2015, the Company

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. The court continued the trial date from November 6, 2017 to March 12, 2018. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On August 30, 2017, the Company and DXC attended a court ordered mediation and, on September 1, 2017, the parties jointly informed the court that they are continuing to discuss the details of a business resolution to the dispute. The Company is unable to reasonably estimate the ultimate outcome of this litigation due to uncertainty surrounding the litigation process. However, the Company does not anticipate that its obligation, if any, regarding the final outcome of the dispute would be material.
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
During the three months ended October 28, 2017, the Company declared and paid cash dividends of $0.29 per common share, or $1.4 billion, on the Company’s outstanding common stock. During the three months ended October 29, 2016, the Company declared and paid cash dividends of $0.26 per common share, or $1.3 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. As of October 28, 2017, the Company’s Board of Directors had authorized an aggregate repurchase of up to $112 billion of common stock under this program, and the remaining authorized repurchase amount was $10.1 billion with no termination date. A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

	Shares Repurchased	Weighted- Average Price per Share	Amount Repurchased
Cumulative balance at July 29, 2017	4,709	$21.30	$100,303
Repurchase of common stock under the stock repurchase program (1)	51	31.80	1,620
Cumulative balance at October 28, 2017	4,760	$21.41	$101,923
(1) There were no stock repurchases pending settlement as of October 28, 2017. There were $66 million of stock repurchases that were pending settlement as of July 29, 2017.
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
For the three months ended October 28, 2017 and October 29, 2016, the Company repurchased approximately 11 million and 13 million shares, or $342 million and $401 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
(d) Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 28, 2017, the Company had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plan is summarized as follows:
2005 Plan    As of October 28, 2017, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest over a four year term. The majority of the performance-based and market-based RSUs vests at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. Certain performance-based RSUs, that are based on the achievement of financial and/or non-financial operating goals, typically vest upon the achievement of milestones (and may require subsequent service periods), with overall vesting of the shares underlying the award ranging from six months to three years. The Compensation and Management Development Committee of the Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

(b)	Employee Stock Purchase Plan
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of October 28, 2017. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during each of the three months ended October 28, 2017 and October 29, 2016, respectively. As of October 28, 2017, 100 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Cost of sales—product	$23	$21
Cost of sales—service	34	33
Share-based compensation expense in cost of sales	57	54
Research and development	136	126
Sales and marketing	135	140
General and administrative	64	49
Restructuring and other charges	6	3
Share-based compensation expense in operating expenses	341	318
Total share-based compensation expense	$398	$372
Income tax benefit for share-based compensation	$175	$105
As of October 28, 2017, the total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 30, 2016	242
Restricted stock, stock units, and other share-based awards granted	(76)
Share-based awards canceled/forfeited/expired	78
Shares withheld for taxes and not issued	28
BALANCE AT JULY 29, 2017	272
Restricted stock, stock units, and other share-based awards granted	(16)
Share-based awards canceled/forfeited/expired	5
Shares withheld for taxes and not issued	15
BALANCE AT OCTOBER 28, 2017	276
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 30, 2016	145	$24.26
Granted	50	27.89
Assumed from acquisitions	15	32.21
Vested	(54)	23.14	$1,701
Canceled/forfeited	(15)	23.56
UNVESTED BALANCE AT JULY 29, 2017	141	26.94
Granted	10	30.19
Assumed from acquisitions	1	28.70
Vested	(29)	24.52	$927
Canceled/forfeited	(6)	28.73
UNVESTED BALANCE AT OCTOBER 28, 2017	117	$27.75

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2016	73	$26.78
Assumed from acquisitions	8	4.47
Exercised	(14)	12.11
Canceled/forfeited/expired	(55)	31.83
BALANCE AT JULY 29, 2017	12	6.15
Assumed from acquisitions	3	8.07
Exercised	(2)	5.19
BALANCE AT OCTOBER 28, 2017	13	$6.68
The following table summarizes significant ranges of outstanding and exercisable stock options as of October 28, 2017 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 30.00	13	6.6	$6.68	$371	7	$5.90	$193
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $34.43 as of October 27, 2017, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of October 28, 2017 was 7 million. As of July 29, 2017, 6 million outstanding stock options were exercisable and the weighted-average exercise price was $5.61.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Number of shares granted (in millions)	7	7	3	3
Grant date fair value per share	$29.81	$28.55	$31.31	$29.62
Weighted-average assumptions/inputs:
Expected dividend yield	3.6%	3.3%	3.6%	3.3%
Range of risk-free interest rates	1.0% – 1.9%	0.0% – 1.2%	1.0% – 1.6%	0.1% – 0.9%
Range of expected volatilities for index	N/A	N/A	13.2% – 81.0%	16.7% – 46.8%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the three months ended October 28, 2017 and October 29, 2016 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	18	8	18	44
(Gains) losses reclassified out of AOCI	(33)	(13)	1	(45)
Tax benefit (expense)	(13)	1	(2)	(14)
BALANCE AT OCTOBER 28, 2017	$345	$28	$(342)	$31

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2016	$413	$(59)	$(680)	$(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(210)	(46)	(26)	(282)
(Gains) losses reclassified out of AOCI	(15)	12	—	(3)
Tax benefit (expense)	86	2	(1)	87
BALANCE AT OCTOBER 29, 2016	$274	$(91)	$(707)	$(524)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$33	$15	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	10	(9)	Operating expenses
Foreign currency derivatives	3	(3)	Cost of sales—service
	13	(12)
Cumulative translation adjustment and actuarial gains and losses	(1)	—	Operating expenses
Total amounts reclassified out of AOCI	$45	$3

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016
Income before provision for income taxes	$2,962	$2,953
Provision for income taxes	$568	$631
Effective tax rate	19.2%	21.4%
As of October 28, 2017, the Company had $2.1 billion of unrecognized tax benefit, of which $1.5 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at October 28, 2017 could be reduced by approximately $100 million in the next 12 months.

17.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
The Company conducts business globally and is primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. The Company’s management makes financial decisions and allocates resources based on the information it receives from its internal management system. Sales are attributed to a segment based on the ordering location of the customer. The Company does not allocate research and development, sales and marketing, or general and administrative expenses to its segments in this internal management system because management does not include the information in its measurement of the performance of the operating segments. In addition, the Company does not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, significant litigation settlements and other contingencies, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in its measurement of the performance of the operating segments.
Summarized financial information by segment for the three months ended October 28, 2017 and October 29, 2016, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Revenue:
Americas	$7,350	$7,443
EMEA	2,909	3,013
APJC	1,877	1,896
Total	$12,136	$12,352
Gross margin:
Americas	$4,722	$4,833
EMEA	1,839	2,013
APJC	1,165	1,204
Segment total	7,726	8,050
Unallocated corporate items	(299)	(166)
Total	$7,427	$7,884
Revenue in the United States was $6.5 billion and $6.6 billion for the three months ended October 28, 2017 and October 29, 2016, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Revenue for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provides services associated with these products and their use. Effective in the first quarter of fiscal 2018, the Company began reporting its product and service revenue in the following five categories: Infrastructure Platforms, Applications, Security, Other Products, and Services. The change better aligns the Company's product categories with its evolving business model. Prior period amounts have been reclassified to conform to the current period's presentation. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Revenue:
Infrastructure Platforms	$6,970	$7,273
Applications	1,203	1,136
Security	585	540
Other Products	296	353
Total Product	9,054	9,302
Services	3,082	3,050
Total	$12,136	$12,352

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, was attributable to its U.S. operations as of each of October 28, 2017 and July 29, 2017. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $69.1 billion and $67.5 billion as of October 28, 2017 and July 29, 2017, respectively, and the remaining $2.5 billion and $3.0 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 28, 2017	July 29, 2017
Property and equipment, net:
United States	$2,624	$2,711
International	578	611
Total	$3,202	$3,322

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 28, 2017	October 29, 2016
Net income	$2,394	$2,322
Weighted-average shares—basic	4,959	5,027
Effect of dilutive potential common shares	35	39
Weighted-average shares—diluted	4,994	5,066
Net income per share—basic	$0.48	$0.46
Net income per share—diluted	$0.48	$0.46
Antidilutive employee share-based awards, excluded	15	67
Employee equity share options, unvested shares, and similar equity instruments are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet recognized would be recorded in additional paid-in capital when the award becomes deductible are collectively assumed to be used to repurchase shares.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance
Revenue	$12,136	$12,352	(2)%
Gross margin percentage	61.2%	63.8%	(2.6)	pts
Research and development	$1,567	$1,545	1%
Sales and marketing	$2,334	$2,418	(3)%
General and administrative	$557	$555	—%
Total research and development, sales and marketing, general and administrative	$4,458	$4,518	(1)%
Total as a percentage of revenue	36.7%	36.6%	0.1	pts
Amortization of purchased intangible assets included in operating expenses	$61	$78	(22)%
Restructuring and other charges included in operating expenses	$152	$411	(63)%
Operating income as a percentage of revenue	22.7%	23.3%	(0.6)	pts
Income tax percentage	19.2%	21.4%	(2.2)	pts
Net income	$2,394	$2,322	3%
Net income as a percentage of revenue	19.7%	18.8%	0.9	pts
Earnings per share—diluted	$0.48	$0.46	4%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
In the first quarter of fiscal 2018, we delivered solid financial results including strong operating cash flows. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging and highly competitive environment, which has negatively impacted certain of our offerings within our Infrastructure Platforms product category. We continued to see weakness in the service provider market and we expect ongoing uncertainty in that area. In addition, we continued to see weakness in emerging countries in the aggregate. We experienced solid revenue growth in Security and Applications, and we continued to make progress in the transition of our business model to increased software and subscriptions which is part of our strategy. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue decreased by 2% compared with the first quarter of fiscal 2017. Within total revenue, product revenue decreased 3% while service revenue increased by 1%. Total gross margin decreased by 2.6 percentage points, driven by unfavorable impacts from pricing, lower productivity benefits driven by an increase in the cost of certain memory components and the $122 million legal and indemnification settlement charge. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.1 percentage points. Operating income as a percentage of revenue decreased by 0.6 percentage points. Diluted earnings per share increased by 4%, driven by a 3% increase in net income.
In terms of our geographic segments, revenue from the Americas decreased $93 million, driven in large part by lower product revenue in the Unites States. EMEA revenue decreased by $104 million, led by a product revenue decline in the United Kingdom. Revenue in our APJC segment decreased by $19 million, led by a product revenue decline in Japan. The “BRICM” countries experienced a product revenue decline of 2% in the aggregate, driven by declines in the emerging countries of Mexico and China of 26% and 2%, respectively, partially offset by increased product revenue in Brazil, Russia and India of 29%, 6% and 2%, respectively.
From a customer market standpoint, we experienced product revenue declines in the service provider, enterprise and public sector markets, partially offset by product revenue growth in the commercial market.
From a product category perspective, product revenue decreased 3%, led by a 4% product revenue decrease in our Infrastructure Platforms. The vast majority of the decrease in Infrastructure Platforms revenue was driven by a decrease in revenue from routing products. We experienced solid product revenue growth in Security and Applications, which grew by 8% and 6%, respectively.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 29, 2017.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2018 (in millions, except annualized inventory turns):

	October 28, 2017	July 29, 2017
Cash and cash equivalents and investments	$71,588	$70,492
Deferred revenue	$18,565	$18,494
Inventories	$1,693	$1,616
Annualized inventory turns	11.4	12.3

	Three Months Ended
	October 28, 2017	October 29, 2016
Cash provided by operating activities	$3,080	$2,730
Repurchases of common stock—stock repurchase program	$1,620	$1,001
Dividends	$1,436	$1,308

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 29, 2017, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first quarter of fiscal 2018, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.
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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 28, 2017	July 29, 2017
Allowance for doubtful accounts	$193	$211
Percentage of gross accounts receivable	4.4%	3.9%
Allowance for credit loss—lease receivables	$160	$162
Percentage of gross lease receivables(1)	5.3%	5.5%
Allowance for credit loss—loan receivables	$106	$103
Percentage of gross loan receivables	2.2%	2.3%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 28, 2017 and July 29, 2017 was $121 million and $122 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 28, 2017, the liability for these purchase commitments was $161 million, compared with $162 million as of July 29, 2017, and was included in other current liabilities.
Our provision for inventory was $15 million and $12 million for the first quarter of fiscal 2018 and 2017, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $21 million and $30 million for the first quarter of fiscal 2018 and 2017, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
In fiscal 2014, we recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. We perform regular assessments of the sufficiency of this liability and reduced the amount by $74 million and $164 million in fiscal 2016 and fiscal 2015, respectively based on updated analyses. During the second quarter of fiscal 2017, we further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. In addition, during the second quarter of fiscal 2017, we recorded a $125 million charge to product cost of sales related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of our products. The liabilities related to the supplier component remediation matters as of October 28, 2017 and July 29, 2017 was $146 million and $174 million, respectively.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $60.5 billion as of October 28, 2017, compared with $58.8 billion as of July 29, 2017. Our fixed income investment portfolio as of October 28, 2017 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of October 28, 2017. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of October 28, 2017 and July 29, 2017.

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
We also have investments in privately held companies, some of which are in the startup or development stages. As of October 28, 2017, our investments in privately held companies were $947 million, compared with $983 million as of July 29, 2017, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.
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
The goodwill recorded in the Consolidated Balance Sheets as of October 28, 2017 and July 29, 2017 was $30.2 billion and $29.8 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2018 and 2017.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

There were no impairment charges related to purchased intangible assets for the first quarter of fiscal 2018, and there were $42 million of such impairment charges for the first quarter of fiscal 2017. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.2% and 21.4% in the first quarter of fiscal 2018 and 2017, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,054	$9,302	$(248)	(3)%
Percentage of revenue	74.6%	75.3%
Service	3,082	3,050	32	1%
Percentage of revenue	25.4%	24.7%
Total	$12,136	$12,352	$(216)	(2)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,350	$7,443	$(93)	(1)%
Percentage of revenue	60.5%	60.3%
EMEA	2,909	3,013	(104)	(3)%
Percentage of revenue	24.0%	24.4%
APJC	1,877	1,896	(19)	(1)%
Percentage of revenue	15.5%	15.3%
Total	$12,136	$12,352	$(216)	(2)%
Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Total revenue decreased by 2%. Product revenue decreased by 3%, while service revenue increased by 1%. The decrease in total revenue reflected declines across our three geographic segments. The emerging countries of BRICM, in the aggregate, experienced a 2% product revenue decline, with declines in Mexico and China partially offset by increases in the other three BRICM countries.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,392	$5,480	$(88)	(2)%
Percentage of product revenue	59.6%	58.9%
EMEA	2,239	2,364	(125)	(5)%
Percentage of product revenue	24.7%	25.4%
APJC	1,423	1,458	(35)	(2)%
Percentage of product revenue	15.7%	15.7%
Total	$9,054	$9,302	$(248)	(3)%

Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Americas
The 2% decrease in product revenue in the Americas segment was driven by a decline in the service provider market and, to a lesser extent, declines in the enterprise and public sector markets, partially offset by solid growth in the commercial market. The product revenue decline in the public sector market was due primarily to lower sales to the U.S. federal government and to state and local governments. From a country perspective, product revenue decreased by 2% in the United States, 26% in Mexico and 2% in Canada, partially offset by an increase in product revenue of 29% in Brazil.
EMEA
Product revenue in the EMEA segment decreased by 5%, led by declines in the service provider and enterprise markets and, to a lesser extent, declines in the public sector and commercial markets. Product revenue from emerging countries within EMEA and product revenue for the remainder of the EMEA segment each decreased by 5%.
APJC
Product revenue in the APJC segment decreased by 2%. The product revenue decrease was led by a decline in the service provider market, partially offset by solid product revenue growth in the commercial market and, to a lesser extent, the public sector and enterprise markets. From a country perspective, product revenue decreased by 9% in Japan, 4% in Australia and 2% in China, while product revenue increased by 2% in India.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. Effective in the first quarter of fiscal 2018, we began reporting our product revenue in the following categories: Infrastructure Platforms, Applications, Security, and Other Products. This change better aligns our product categories with our evolving business model. Prior period amounts have been reclassified to conform to the current period’s presentation.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$6,970	$7,273	$(303)	(4)%
Applications	1,203	1,136	67	6%
Security	585	540	45	8%
Other Products	296	353	(57)	(16)%
Total	$9,054	$9,302	$(248)	(3)%

Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Infrastructure Platforms
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. The Infrastructure Platforms product category decreased by 4%, or $303 million, with the vast majority of the decrease driven by lower revenue from routing products. The decrease in routing revenue was driven by weakness in the service provider market and a slowdown in enterprise routing. Our switching revenue decreased slightly but we saw solid momentum in campus switching with our intent-based networking Catalyst 9000 Series. Within switching, we experienced an increase in sales of data center switches, driven by strength in our Application Centric Infrastructure (ACI) portfolio. We experienced solid revenue growth from wireless products and our hyperconverged data center offering, HyperFlex.
Applications
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as IoT and analytics software offerings from AppDynamics and Jasper. Revenue in our Applications product category increased by 6% or $67 million. Our revenue performance reflects a modest revenue increase from collaboration offerings, with analytics from our fiscal 2017 acquisition of AppDynamics driving the majority of the increase. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Applications product category.

Security
Revenue in our Security product category increased 8%, or $45 million, driven by higher sales of unified threat management, advanced threat security and web security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.

Other Products
The decrease in revenue from our Other Products category of 16%, or $57 million, was driven by a decrease in revenue from Service Provider Video software and solutions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,958	$1,963	$(5)	—%
Percentage of service revenue	63.5%	64.4%
EMEA	670	649	21	3%
Percentage of service revenue	21.8%	21.3%
APJC	454	438	16	4%
Percentage of service revenue	14.7%	14.3%
Total	$3,082	$3,050	$32	1%
Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Service revenue increased 1%. Technical support services revenue increased by 1% and advanced services revenue increased by 2%. Technical support services revenue increased in our APJC and EMEA segments and was flat in our Americas segment. The increase in technical support services revenue was driven by an increase in software and solution support offerings. Advanced services revenue, which relates to professional services for specific customer network needs, had solid revenue growth in our EMEA and APJC segments and declined in our Americas segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gross margin:
Product	$5,439	$5,899	60.1%	63.4%
Service	1,988	1,985	64.5%	65.1%
Total	$7,427	$7,884	61.2%	63.8%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2018 as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2017	63.4%
Product pricing	(2.4)%
Legal and indemnification settlements	(1.3)%
Amortization of purchased intangibles	(0.3)%
Mix of products sold	(0.1)%
Productivity (1)	0.6%
Other	0.2%
Fiscal 2018	60.1%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Product gross margin decreased by 3.3 percentage points due largely to unfavorable impacts from product pricing, lower productivity benefits and a charge of $122 million to product cost of sales recorded in the first quarter of fiscal 2018 related to legal and indemnification settlements.
The negative pricing impact was driven by typical market factors and impacted each of our geographic segments and customer markets. While productivity was positive to overall product gross margin, the benefit was lower than the prior year as these improvements were adversely impacted by an increase in the cost of certain memory components which are currently constrained. We expect the higher costs related to the constraint on these memory components to continue to impact productivity in the near term. In addition, productivity was negatively impacted by decreases in Infrastructure Platforms revenue which limited our ability to generate cost savings. Productivity improvements were driven by value engineering efforts (e.g. component redesign, board configuration, test processes, and transformation processes), lower warranty expenses and continued operational efficiency in manufacturing operations. Our product gross margin for the first quarter of fiscal 2018 was also negatively impacted by higher amortization expense from purchased intangible assets.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Gross Margin
Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Our service gross margin percentage decreased by 0.6 percentage points due largely to increased headcount-related costs and, to a lesser extent, increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Gross margin:
Americas	$4,722	$4,833	64.2%	64.9%
EMEA	1,839	2,013	63.2%	66.8%
APJC	1,165	1,204	62.1%	63.5%
Segment total	7,726	8,050	63.7%	65.2%
Unallocated corporate items (1)	(299)	(166)
Total	$7,427	$7,884	61.2%	63.8%

(1) The unallocated corporate items include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, significant litigation settlements and other contingencies, charges related to asset impairments and restructurings, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
The Americas segment experienced a gross margin percentage decrease due to negative impacts from pricing and product mix, partially offset by productivity improvements. The unfavorable mix impact was driven by our service provider video products within our other products.
The gross margin percentage decrease in our EMEA segment was due primarily to unfavorable impacts from pricing and productivity. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
Our APJC segment gross margin percentage decreased due to negative impacts from pricing partially offset by productivity improvements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars	Variance in Percent
Research and development	$1,567	$1,545	$22	1%
Percentage of revenue	12.9%	12.5%
Sales and marketing	2,334	2,418	(84)	(3)%
Percentage of revenue	19.2%	19.6%
General and administrative	557	555	2	—%
Percentage of revenue	4.6%	4.5%
Total	$4,458	$4,518	$(60)	(1)%
Percentage of revenue	36.7%	36.6%

R&D Expenses
R&D expenses increased in the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, primarily due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by lower contracted services and lower acquisition-related costs.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses decreased in the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, due to lower discretionary spending, lower contracted services and, to a lesser extent, lower share-based compensation expense, partially offset by higher headcount-related expenses.

G&A Expenses
G&A expenses were flat in the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, as the increases in acquisition-related costs and share-based compensation expense significantly offset the decreases in headcount-related expenses and contracted services.

Effect of Foreign Currency
In the first quarter of fiscal 2018, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $17 million, or 0.4%, compared with the first quarter of fiscal 2017.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Cost of sales—product	$23	$21
Cost of sales—service	34	33
Share-based compensation expense in cost of sales	57	54
Research and development	136	126
Sales and marketing	135	140
General and administrative	64	49
Restructuring and other charges	6	3
Share-based compensation expense in operating expenses	341	318
Total share-based compensation expense	$398	$372
The increase in share-based compensation expense in the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, was due primarily to higher expense related to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Amortization of purchased intangible assets:
Cost of sales	$154	$129
Operating expenses:
Amortization of purchased intangible assets	61	78
Restructuring and other charges	—	38
Total	$215	$245
Amortization of purchased intangible assets decreased for the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, due to the impact of lower impairment charges partially offset by amortization of purchased intangible assets from our recent acquisitions.
Restructuring and Other Charges
In the first quarter of fiscal 2018, we incurred restructuring and other charges of approximately $152 million, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2016. In the first quarter of fiscal 2018, we extended the restructuring action to include an additional $150 million of estimated additional pretax charges for employee severance and other one-time termination benefits. Our estimated aggregate pretax charges pursuant to the restructuring action are expected to be approximately $1.0 billion. In connection with the restructuring action, we have incurred cumulative charges of approximately $908 million and we expect to substantially complete this action by the end of the second quarter of fiscal 2018.
We expect to reinvest substantially all of the cost savings from the restructuring action in our key priority areas. As a result, the overall cost savings from the restructuring action are not expected to be material for future periods.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 28, 2017	October 29, 2016
Operating income	$2,756	$2,877
Operating income as a percentage of revenue	22.7%	23.3%
For the first quarter of fiscal 2018, as compared with the first quarter of fiscal 2017, operating income decreased by 4% and as a percentage of revenue operating income decreased by 0.6 percentage points. These decreases resulted primarily from a gross margin percentage decrease, driven by unfavorable impacts from pricing, lower productivity benefits driven by an increase in the cost of certain memory components and the charge of $122 million for legal and indemnification settlements, partially offset by a decrease in restructuring and other charges related to the restructuring actions announced in August 2016.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars
Interest income	$379	$295	$84
Interest expense	(235)	(198)	(37)
Interest income (expense), net	$144	$97	$47
Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
Interest income increased driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio. The increase in interest expense was driven by higher average debt balances which include commercial paper notes and the impact of higher effective interest rates on floating-rate senior notes and interest rate swaps associated with fixed-rate senior notes.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$29	$5	$24
Fixed income securities	4	10	(6)
Total available-for-sale investments	33	15	18
Privately held companies	35	(50)	85
Net gains (losses) on investments	68	(35)	103
Other gains (losses), net	(6)	14	(20)
Other income (loss), net	$62	$(21)	$83

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 28, 2017 Compared with Three Months Ended October 29, 2016
The change in total net gains (losses) on available-for-sale investments was primarily attributable to higher realized gains on publicly traded equity securities as a result of market conditions and the timing of sales of these securities, partially offset by $26 million of impairment charges on publicly traded equity securities.
The change in net gains (losses) on investments in privately held companies was primarily due to higher realized gains and lower impairment charges on investments in privately held companies.
The change in other gains (losses), net was primarily driven by net unfavorable foreign exchange impacts.
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
The provision for income taxes resulted in an effective tax rate of 19.2% for the first quarter of fiscal 2018 compared with 21.4% for the first quarter of fiscal 2017, a net 2.2 percentage point decrease in the effective tax rate for the first quarter of fiscal 2018 as compared with the first quarter of fiscal 2017. The decrease in the effective tax rate was primarily due to the recognition of excess tax benefits from share-based compensation for the first quarter of fiscal 2018 as compared with the first quarter of fiscal 2017.
As a result of the adoption of the new accounting standard on share-based compensation, our effective tax rate will increase or decrease based upon the tax effect of the difference between the share-based compensation expenses and the benefits taken on the company's tax returns. We recognize excess tax benefits on a discrete basis and therefore anticipate the effective tax rate to vary from quarter to quarter depending on our share price in each period.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 28, 2017	July 29, 2017	Increase (Decrease)
Cash and cash equivalents	$11,043	$11,708	$(665)
Fixed income securities	58,764	57,077	1,687
Publicly traded equity securities	1,781	1,707	74
Total	$71,588	$70,492	$1,096
The net increase in cash and cash equivalents and investments in the first quarter of fiscal 2018 was primarily driven by cash provided by operating activities of $3.1 billion and a net increase in debt of $2.2 billion. These sources of cash were partially offset by cash returned to shareholders in the form of repurchases of common stock of $1.7 billion under the stock repurchase program and cash dividends of $1.4 billion; net cash paid for acquisitions of $0.7 billion; and capital expenditures of $0.2 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $69.1 billion and $67.5 billion as of October 28, 2017 and July 29, 2017, respectively. Under current tax laws and regulations, if these assets were to be distributed from the foreign subsidiaries to the United States in the form of dividends or otherwise, we would be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. The balance of cash and cash equivalents and investments available in the United States as of October 28, 2017 and July 29, 2017 was $2.5 billion and $3.0 billion, respectively.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 28, 2017	October 29, 2016
Net cash provided by operating activities	$3,080	$2,730
Acquisition of property and equipment	(168)	(275)
Free cash flow	$2,912	$2,455
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), the timing and collection of accounts receivable and financing receivables, inventory and supply chain management, deferred revenue, and the timing and amount of tax and other payments. For additional discussion, see “Part II, Item 1A. Risk Factors” in this report.

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2018
October 28, 2017	$0.29	$1,436	51	$31.80	$1,620	$3,056

Fiscal 2017
July 29, 2017	$0.29	$1,448	38	$31.61	$1,201	$2,649
April 29, 2017	$0.29	$1,451	15	$33.71	$503	$1,954
January 28, 2017	$0.26	$1,304	33	$30.33	$1,001	$2,305
October 29, 2016	$0.26	$1,308	32	$31.12	$1,001	$2,309
Any future dividends are subject to the approval of our Board of Directors.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	October 28, 2017	July 29, 2017	Increase (Decrease)
Accounts receivable, net	$4,206	$5,146	$(940)
Our accounts receivable net, as of October 28, 2017 decreased by approximately 18%, as compared with the end of fiscal 2017, primarily due to the amount and timing of service billings, and also due to product billings being more linear in the first quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions, except annualized inventory turns):

	October 28, 2017	July 29, 2017	Increase (Decrease)
Inventories	$1,693	$1,616	$77
Annualized inventory turns	11.4	12.3	(0.9)
Purchase commitments with contract manufacturers and suppliers	$4,205	$4,640	$(435)
Inventory as of October 28, 2017 increased by 5% from our inventory balance at the end of fiscal 2017, and for the same period purchase commitments with contract manufacturers and suppliers decreased by approximately 9%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 6% compared with the end of fiscal 2017. The increase in inventory was due to an increase in raw materials due to securing memory supply which is currently constrained. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 28, 2017	July 29, 2017	Increase (Decrease)
Lease receivables, net	$2,712	$2,650	$62
Loan receivables, net	4,642	4,457	185
Financed service contracts, net	2,560	2,487	73
Total, net	$9,914	$9,594	$320
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type and direct-financing leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customers financing purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables increased by 3%. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $6.7 billion and $6.9 billion for the first quarter of fiscal 2018 and 2017, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.0 billion as of each of October 28, 2017 and July 29, 2017. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 28, 2017, the total maximum potential future payments related to these guarantees was approximately $331 million, of which approximately $125 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 28, 2017	July 29, 2017
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$1,000	$1,000
Three-month LIBOR plus 0.31%	June 15, 2018	900	900
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
1.40%	February 28, 2018	1,250	1,250
1.65%	June 15, 2018	1,600	1,600
4.95%	February 15, 2019	2,000	2,000
1.60%	February 28, 2019	1,000	1,000
2.125%	March 1, 2019	1,750	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$30,500	$30,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 28, 2017.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $5.5 billion and $3.2 billion commercial paper notes outstanding as of October 28, 2017 and July 29, 2017, respectively.
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
These credit agreements require that we comply with certain covenants, including that we maintain interest coverage ratios as defined in these agreements. As of October 28, 2017, we were in compliance with the required interest coverage ratios and the other covenants, and we had not borrowed any funds under these credit facilities.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 28, 2017	July 29, 2017	Increase (Decrease)
Service	$10,991	$11,302	$(311)
Product:
Deferred revenue related to recurring software and subscription offers	5,213	4,971	242
Other product deferred revenue	2,361	2,221	140
Total product deferred revenue	7,574	7,192	382
Total	$18,565	$18,494	$71
Reported as:
Current	$10,920	$10,821	$99
Noncurrent	7,645	7,673	(28)
Total	$18,565	$18,494	$71
Deferred product revenue increased 5% primarily due to increased deferrals related to recurring software and subscription offers. The portion of product deferred revenue related to recurring software and subscription offers grew 37% on a year-over-year basis to $5.2 billion as of October 28, 2017. Security and Applications continued to experience strong product deferred revenue growth during the period. The 3% decrease in deferred service revenue was driven by the timing of multiyear arrangements and the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, France, Germany, India, Israel, Japan, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 28, 2017 were $1.2 billion.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
Insieme Networks, Inc. In fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. This investment included $100 million of funding and a license to certain of our technology. During fiscal 2014, we acquired the remaining interests in Insieme, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which were determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $1 million and $323 million during the first quarters of fiscal 2018 and fiscal 2017, respectively. During the first quarters of fiscal 2018 and fiscal 2017, we recorded compensation expense of $1 million and $20 million, respectively, related to these milestone payments. We do not expect a material amount of future compensation expense or further milestone payments related to this acquisition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $213 million as of October 28, 2017, compared with $216 million as of July 29, 2017.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of October 28, 2017 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the three months ended October 28, 2017 and October 29, 2016 was $0.5 billion and $1.2 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of October 28, 2017 and July 29, 2017, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of October 28, 2017. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of October 28, 2017. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 28, 2017, our financing receivables had a carrying value of $9.9 billion, compared with $9.6 billion as of July 29, 2017. As of October 28, 2017, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 28, 2017, we had $30.5 billion in principal amount of senior notes outstanding, which consisted of $2.9 billion floating-rate notes and $27.6 billion fixed-rate notes. The carrying amount of the senior notes was $30.4 billion, and the related fair value based on market prices was $32.0 billion. As of October 28, 2017, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of October 28, 2017 and July 29, 2017 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF OCTOBER 28, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,026	$1,173	$1,319	$1,466	$1,613	$1,759	$1,906

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 29, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,195	$1,366	$1,536	$1,707	$1,878	$2,048	$2,219

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of October 28, 2017, the total carrying amount of our investments in privately held companies was $947 million, compared with $983 million at July 29, 2017. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 28, 2017		July 29, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,230	$34	$2,562	$39
Sold	$622	$1	$729	$(2)
Option contracts:
Purchased	$291	$4	$528	$7
Sold	$260	$—	$486	$(1)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2018, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $17 million, or 0.4%, compared with the first quarter of fiscal 2017. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $250 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of October 28, 2017. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against us in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that our AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from us. On August 18, 2015, we petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against us is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that we would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. On June 28, 2016, in light of the PTAB’s decision to review the patent’s validity, the district court issued an order staying the district court case pending the final written decision from the PTAB. On February 22, 2017, following a hearing, the PTAB issued its Final Written Decision that the patent’s claims are unpatentable. SSL has appealed this decision to the Court of Appeals for the Federal Circuit. We believe we have strong arguments that our products do not infringe and the patent is invalid. If we do not prevail and a jury were to find that our AnyConnect products infringe, we believe damages, as appropriately measured, would be immaterial. Due to uncertainty surrounding patent litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.

Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, accusing our 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted our motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against us and cancelling a trial which had been set for March 12, 2018.
DXC Technology On August 21, 2015, Cisco and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP prepaid the service agreement through a financing arrangement with Cisco Capital. HP terminated its agreement with us, and pursuant to the terms of the service agreement with HP, we determined the credit HP was entitled to receive under the agreement. HP disputed our credit calculation and contended that we owe a larger credit to HP than we had calculated. In December 2015, we filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. The court continued the trial date from November 6, 2017 to March 12, 2018. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On August 30, 2017, Cisco and DXC attended a court ordered mediation and, on September 1, 2017, the parties jointly informed the court that they are continuing to discuss the details of a business resolution to the dispute. We are unable to reasonably estimate the ultimate outcome of this litigation due to uncertainty surrounding the litigation process. However, we do not anticipate that our obligation, if any, regarding the final outcome of the dispute would be material.
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
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 29, 2017.
OUR OPERATING RESULTS MAY FLUCTUATE IN FUTURE PERIODS, WHICH MAY ADVERSELY AFFECT OUR STOCK PRICE
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:

•	Fluctuations in demand for our products and services, especially with respect to service providers and Internet businesses, in part due to changes in the global economic environment

•	Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue

•	Our ability to maintain appropriate inventory levels and purchase commitments

•	Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions

•	The overall movement toward industry consolidation among both our competitors and our customers

•	The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and in emerging technologies, as well as the adoption of new standards

•	The transformation of our business to deliver more software and subscription offerings where revenue is recognized over time

•	Variations in sales channels, product costs, mix of products sold, or mix of direct sales and indirect sales

•	The timing, size, and mix of orders from customers

•	Manufacturing and customer lead times

•	Fluctuations in our gross margins, and the factors that contribute to such fluctuations, as described below

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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders in the first quarter of fiscal 2018, in fiscal 2017, and in certain prior periods.
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
WE HAVE BEEN INVESTING AND EXPECT TO CONTINUE TO INVEST IN KEY PRIORITY AND GROWTH AREAS AS WELL AS MAINTAINING LEADERSHIP IN INFRASTRUCTURE PLATFORMS AND IN SERVICES, AND IF THE RETURN ON THESE INVESTMENTS IS LOWER OR DEVELOPS MORE SLOWLY THAN WE EXPECT, OUR OPERATING RESULTS MAY BE HARMED
We expect to realign and dedicate resources into key priority and growth areas, such as Security and Applications, while also focusing on maintaining leadership in Infrastructure Platforms and in Services. However, the return on our investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.
OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment and related market uncertainty.
Our revenue may grow at a slower rate than in past periods or decline as it did in the first quarter of fiscal 2018 and in fiscal 2017 on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined in the first quarter of fiscal 2018 and in fiscal 2017, and in certain other prior periods, and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Product orders from the service provider market decreased in the first quarter of fiscal 2018 and in fiscal 2017, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority and growth areas. For example, as products related to network programmability, such as SDN products, become more prevalent, we expect to face increased competition from companies that develop networking products based on commoditized hardware, referred to as "white box" hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.
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
In August 2016, we announced a restructuring plan under which we began taking action in the first quarter of fiscal 2017. In the first quarter of fiscal 2018, we extended the restructuring plan. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.

OVER THE LONG TERM WE INTEND TO INVEST IN ENGINEERING, SALES, SERVICE AND MARKETING ACTIVITIES, AND THESE INVESTMENTS MAY ACHIEVE DELAYED, OR LOWER THAN EXPECTED, BENEFITS WHICH COULD HARM OUR OPERATING RESULTS
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key priority and growth areas, such as Security and Applications, and we also intend to focus on maintaining leadership in Infrastructure Platforms and in Services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments, or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders in the first quarter of fiscal 2018, in fiscal 2017, and in certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $250 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of October 28, 2017. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including possible changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the first quarter of fiscal 2018, we have senior unsecured notes outstanding in an aggregate principal amount of $30.5 billion that mature at specific dates from calendar year 2018 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had $5.5 billion in commercial paper notes outstanding under this program as of October 28, 2017. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.9 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources, including cash currently held offshore. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2017 to August 26, 2017	27	$31.35	27	$10,850
August 27, 2017 to September 23, 2017	21	$32.15	21	$10,173
September 24, 2017 to October 28, 2017	3	$33.47	3	$10,077
Total	51	$31.80	51
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 28, 2017, our Board of Directors had authorized the repurchase of up to $112 billion of common stock under this program. As of October 28, 2017, we had repurchased and retired 4.8 billion shares of our common stock at an average price of $21.41 per share for an aggregate purchase price of $101.9 billion since inception of the stock repurchase program, and the remaining authorized amount for stock repurchases under this program was $10.1 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	10-K	000-18225	10.1	9/07/2017
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 21, 2017	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)