Form 10-Q
period 2018-01-27
CISCO SYSTEMS, INC.
filed 2018-02-20
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 15, 2018: 4,817,517,410
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 27, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 27, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$17,624	$11,708
Investments	56,059	58,784
Accounts receivable, net of allowance for doubtful accounts of $181 at January 27, 2018 and $211 at July 29, 2017	3,963	5,146
Inventories	1,896	1,616
Financing receivables, net	4,925	4,856
Other current assets	1,583	1,593
Total current assets	86,050	83,703
Property and equipment, net	3,113	3,322
Financing receivables, net	4,913	4,738
Goodwill	30,391	29,766
Purchased intangible assets, net	2,474	2,539
Deferred tax assets	3,097	4,239
Other assets	1,472	1,511
TOTAL ASSETS	$131,510	$129,818
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$13,741	$7,992
Accounts payable	1,060	1,385
Income taxes payable	2,204	98
Accrued compensation	2,736	2,895
Deferred revenue	11,102	10,821
Other current liabilities	4,521	4,392
Total current liabilities	35,364	27,583
Long-term debt	25,625	25,725
Income taxes payable	9,185	1,250
Deferred revenue	7,686	7,673
Other long-term liabilities	1,668	1,450
Total liabilities	79,528	63,681
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,868 and 4,983 shares issued and outstanding at January 27, 2018 and July 29, 2017, respectively	44,535	45,253
Retained earnings	7,364	20,838
Accumulated other comprehensive income (loss)	83	46
Total equity	51,982	66,137
TOTAL LIABILITIES AND EQUITY	$131,510	$129,818
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
REVENUE:
Product	$8,709	$8,491	$17,763	$17,793
Service	3,178	3,089	6,260	6,139
Total revenue	11,887	11,580	24,023	23,932
COST OF SALES:
Product	3,354	3,305	6,969	6,708
Service	1,035	999	2,129	2,064
Total cost of sales	4,389	4,304	9,098	8,772
GROSS MARGIN	7,498	7,276	14,925	15,160
OPERATING EXPENSES:
Research and development	1,549	1,508	3,116	3,053
Sales and marketing	2,235	2,222	4,569	4,640
General and administrative	483	456	1,040	1,011
Amortization of purchased intangible assets	60	64	121	142
Restructuring and other charges	98	133	250	544
Total operating expenses	4,425	4,383	9,096	9,390
OPERATING INCOME	3,073	2,893	5,829	5,770
Interest income	396	329	775	624
Interest expense	(247)	(222)	(482)	(420)
Other income (loss), net	10	(37)	72	(58)
Interest and other income (loss), net	159	70	365	146
INCOME BEFORE PROVISION FOR INCOME TAXES	3,232	2,963	6,194	5,916
Provision for income taxes	12,010	615	12,578	1,246
NET INCOME (LOSS)	$(8,778)	$2,348	$(6,384)	$4,670

Net income (loss) per share:
Basic	$(1.78)	$0.47	$(1.29)	$0.93
Diluted	$(1.78)	$0.47	$(1.29)	$0.92
Shares used in per-share calculation:
Basic	4,924	5,015	4,942	5,021
Diluted	4,924	5,040	4,942	5,054

Cash dividends declared per common share	$0.29	$0.26	$0.58	$0.52
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net income (loss)	$(8,778)	$2,348	$(6,384)	$4,670
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $1 and $(22) for the three and six months ended January 27, 2018, respectively, and $73 and $154 for the corresponding periods of fiscal 2017, respectively	(191)	(276)	(196)	(397)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $15 and $25 for the three and six months ended January 27, 2018, respectively, and $(11) and $(6) for the corresponding periods of fiscal 2017, respectively	(43)	19	(66)	9
	(234)	(257)	(262)	(388)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(2) and $(3) for the three and six months ended January 27, 2018, respectively, and $1 and $4 for the corresponding periods of fiscal 2017, respectively	28	(1)	35	(44)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $4 for the three and six months ended January 27, 2018, respectively, and $(2) and $(3) for the corresponding periods of fiscal 2017, respectively	(16)	25	(27)	36
	12	24	8	(8)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(4) and $(6) for the three and six months ended January 27, 2018, respectively, and $0 and $(1) for the corresponding periods of fiscal 2017, respectively	274	(44)	291	(71)
Other comprehensive income (loss)	52	(277)	37	(467)
Comprehensive income (loss)	(8,726)	2,071	(6,347)	4,203
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	(8)
Comprehensive income (loss) attributable to Cisco Systems, Inc.	$(8,726)	$2,071	$(6,347)	$4,195
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 27, 2018	January 28, 2017
Cash flows from operating activities:
Net income (loss)	$(6,384)	$4,670
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and other	1,112	1,148
Share-based compensation expense	785	724
Provision for receivables	(43)	4
Deferred income taxes	1,021	(26)
Excess tax benefits from share-based compensation	—	(101)
(Gains) losses on divestitures, investments and other, net	(174)	79
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,236	1,396
Inventories	(276)	(51)
Financing receivables	(156)	(764)
Other assets	(15)	155
Accounts payable	(338)	(98)
Income taxes, net	10,246	(257)
Accrued compensation	(189)	(417)
Deferred revenue	237	611
Other liabilities	88	(571)
Net cash provided by operating activities	7,150	6,502
Cash flows from investing activities:
Purchases of investments	(13,954)	(27,847)
Proceeds from sales of investments	9,111	18,420
Proceeds from maturities of investments	7,365	5,245
Acquisition of businesses, net of cash and cash equivalents acquired	(754)	(251)
Proceeds from business divestitures	27	—
Purchases of investments in privately held companies	(89)	(142)
Return of investments in privately held companies	124	108
Acquisition of property and equipment	(379)	(526)
Proceeds from sales of property and equipment	51	5
Other	(7)	10
Net cash provided by (used in) investing activities	1,495	(4,978)
Cash flows from financing activities:
Issuances of common stock	302	386
Repurchases of common stock—repurchase program	(5,457)	(1,991)
Shares repurchased for tax withholdings on vesting of restricted stock units	(433)	(432)
Short-term borrowings, original maturities of 90 days or less, net	5,095	300
Issuances of debt	6,877	6,232
Repayments of debt	(6,230)	(1)
Excess tax benefits from share-based compensation	—	101
Dividends paid	(2,861)	(2,612)
Other	(22)	(240)
Net cash provided by (used in) financing activities	(2,729)	1,743
Net increase (decrease) in cash and cash equivalents	5,916	3,267
Cash and cash equivalents, beginning of period	11,708	7,631
Cash and cash equivalents, end of period	$17,624	$10,898

Supplemental cash flow information:
Cash paid for interest	$454	$419
Cash paid for income taxes, net	$1,311	$1,529
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net income (loss)			(6,384)		(6,384)		(6,384)
Other comprehensive income (loss)				37	37		37
Issuance of common stock	52	302			302		302
Repurchase of common stock	(154)	(1,393)	(4,238)		(5,631)		(5,631)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(433)			(433)		(433)
Cash dividends declared ($0.58 per common share)			(2,861)		(2,861)		(2,861)
Cumulative effect of adoption of accounting standard			9		9		9
Share-based compensation		785			785		785
Purchase acquisitions and other		21			21		21
BALANCE AT JANUARY 27, 2018	4,868	$44,535	$7,364	$83	$51,982	$—	$51,982

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			4,670		4,670		4,670
Other comprehensive income (loss)				(475)	(475)	8	(467)
Issuance of common stock	57	386			386		386
Repurchase of common stock	(65)	(575)	(1,427)		(2,002)		(2,002)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(432)			(432)		(432)
Cash dividends declared ($0.52 per common share)			(2,612)		(2,612)		(2,612)
Tax effects from employee stock incentive plans		(54)			(54)		(54)
Share-based compensation		738			738		738
Purchase acquisitions and other		6			6		6
BALANCE AT JANUARY 28, 2017	5,007	$44,585	$20,027	$(801)	$63,811	$7	$63,818

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
The accompanying financial data as of January 27, 2018 and for the three and six months ended January 27, 2018 and January 28, 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 29, 2017 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of January 27, 2018; the results of operations and the statements of comprehensive income (loss) for the three and six months ended January 27, 2018 and January 28, 2017; the statements of cash flows and equity for the six months ended January 27, 2018 and January 28, 2017, as applicable, have been made. The results of operations for the three and six months ended January 27, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements
(a) New Accounting Updates Recently Adopted
Share-Based Compensation In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. Cisco adopted this accounting standard update beginning the first quarter of fiscal 2018 on a prospective basis. This resulted in an overall decrease in the effective tax rate for the six months ended January 27, 2018 due to recognition of excess tax benefits from share-based compensation. The application of this accounting standard update did not have a material impact on the Company's Consolidated Financial Statements.
(b) Recent Accounting Standards or Updates Not Yet Effective as of Period End
Revenue Recognition In May 2014, the FASB issued a new accounting standard related to revenue recognition. The new standard will supersede nearly all U.S. GAAP on revenue recognition and eliminate industry-specific guidance. The underlying principle of the new standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. It also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Cisco will be required to record cumulative effect adjustments to retained earnings (net of tax) upon adopting the new standard at the beginning of fiscal 2019. The most significant of these adjustments will be to reduce product deferred revenue and increase retained earnings at the date of adoption to reflect revenue that would have been already recognized under the new standard related to existing arrangements. There will also be an adjustment to increase accounts receivable and reduce inventories related to the changes in revenue recognition on sales to two-tier distributors. Lastly, an adjustment will be recorded to establish an asset and increase retained earnings related to the requirement to capitalize incremental contract acquisition costs for customer contracts.
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
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income In February 2018, the FASB issued a new accounting standard update that allows companies to reclassify from Accumulated Other Comprehensive Income to Retained Earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). Cisco will adopt this accounting standard update in the third quarter of fiscal 2018 on a retrospective basis. The application of this accounting standard update will not have a material impact on the Company's Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Acquisitions and Divestitures
The Company completed five acquisitions during the six months ended January 27, 2018. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Viptela	$497	$(18)	$180	$335
Springpath	248	(11)	160	99
Others (three in total)	43	(2)	21	24
Total	$788	$(31)	$361	$458
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
The total purchase consideration related to acquisitions completed during the six months ended January 27, 2018 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $12 million. Total transaction costs related to acquisition activities were $14 million and $3 million for the six months ended January 27, 2018 and January 28, 2017, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations. The Company recognized a gain of $46 million in the first quarter of fiscal 2018 in connection with a step acquisition. This gain was recognized in other income (loss), net in the Consolidated Statement of Operations.
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
The goodwill generated from acquisitions completed during the six months ended January 27, 2018 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the six months ended January 27, 2018 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
The Company completed two divestitures during the second quarter of fiscal 2018. The financial statement impact of these divestitures was not material for the three and six months ended January 27, 2018.
Acquisition of BroadSoft On February 1, 2018, the Company completed its acquisition of BroadSoft, Inc. ("BroadSoft"), a cloud calling and contact center solutions company for total consideration of approximately $1.9 billion, net of cash and short-term investments. Revenue from the BroadSoft acquisition will be included in the Company's Applications product category. The Company expects that most of the purchase price will be allocated to goodwill and purchased intangible assets.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the six months ended January 27, 2018 (in millions):

	Balance at			Balance at
	July 29, 2017	Acquisitions	Other	January 27, 2018
Americas	$18,691	$337	$101	$19,129
EMEA	7,057	93	42	7,192
APJC	4,018	28	24	4,070
Total	$29,766	$458	$167	$30,391
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the six months ended January 27, 2018 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Viptela	5.0	$144	6.0	$35	1.0	$1	$—	$180
Springpath	4.0	157	0.0	—	0.0	—	3	160
Others (three in total)	2.5	18	4.0	3	0.0	—	—	21
Total		$319		$38		$1	$3	$361
The following tables present details of the Company’s purchased intangible assets (in millions):

January 27, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,465	$(1,659)	$1,806
Customer relationships	1,387	(867)	520
Other	82	(51)	31
Total purchased intangible assets with finite lives	4,934	(2,577)	2,357
In-process research and development, with indefinite lives	117	—	117
Total	$5,051	$(2,577)	$2,474

July 29, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,182	$(1,386)	$1,796
Customer relationships	1,353	(765)	588
Other	82	(38)	44
Total purchased intangible assets with finite lives	4,617	(2,189)	2,428
In-process research and development, with indefinite lives	111	—	111
Total	$4,728	$(2,189)	$2,539
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges related to purchased intangible assets for the three and six months ended January 27, 2018. Impairment charges related to purchased intangible assets for the three and six months ended January 28, 2017 were zero and $42 million, respectively. Of these impairment charges, $38 million was recorded to restructuring and other charges in connection with the Company's decision to exit certain product lines, and the corresponding elimination of future associated cash flows. Impairment charges were primarily as a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Amortization of purchased intangible assets:
Cost of sales	$160	$124	$314	$253
Operating expenses
Amortization of purchased intangible assets	60	64	121	142
Restructuring and other charges	—	—	—	38
Total	$220	$188	$435	$433
The estimated future amortization expense of purchased intangible assets with finite lives as of January 27, 2018 is as follows (in millions):

Fiscal Year	Amount
2018 (remaining six months)	$431
2019	781
2020	564
2021	364
2022	145
Thereafter	72
Total	$2,357

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
The Company began taking action under a restructuring plan in August 2016 (the "Fiscal 2017 Plan"), in order to reinvest in its key priority areas. In the first quarter of fiscal 2018, the Company extended the Fiscal 2017 Plan to include an additional $150 million of estimated additional pretax charges for employee severance and other one-time termination benefits. The Company has substantially completed the Fiscal 2017 Plan and has incurred cumulative charges of $1.0 billion. These aggregate pretax charges are primarily cash based and consist of employee severance and other one-time termination benefits, and other associated costs. In connection with this Plan, the Company incurred charges of $98 million and $133 million for the three months ended January 27, 2018 and January 28, 2017, respectively, and $250 million and $544 million for the six months ended January 27, 2018 and January 28, 2017, respectively.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 PLAN
	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$117
Charges	223	27	250
Cash payments	(213)	(27)	(240)
Non-cash items	3	(18)	(15)
Liability as of January 27, 2018	$87	$25	$112

	FISCAL 2017 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 30, 2016	$21	$24	$45
Charges	452	92	544
Cash payments	(381)	(7)	(388)
Non-cash items	(6)	(67)	(73)
Liability as of January 28, 2017	$86	$42	$128

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	January 27, 2018	July 29, 2017
Inventories:
Raw materials	$385	$289
Work in Process	—	1
Finished goods:
Distributor inventory and deferred cost of sales	465	451
Manufactured finished goods	727	552
Total finished goods	1,192	1,003
Service-related spares	292	300
Demonstration systems	27	23
Total	$1,896	$1,616

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,790	$4,926
Computer equipment and related software	1,207	1,258
Production, engineering, and other equipment	5,702	5,707
Operating lease assets	364	356
Furniture and fixtures	375	572
Total gross property and equipment	12,438	12,819
Less: accumulated depreciation and amortization	(9,325)	(9,497)
Total	$3,113	$3,322

Deferred revenue:
Service	$10,963	$11,302
Product:
Deferred revenue related to recurring software and subscription offers	5,451	4,971
Other product deferred revenue	2,374	2,221
Total product deferred revenue	7,825	7,192
Total	$18,788	$18,494
Reported as:
Current	$11,102	$10,821
Noncurrent	7,686	7,673
Total	$18,788	$18,494

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
A summary of the Company's financing receivables is presented as follows (in millions):

January 27, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,762	$4,846	$2,479	$10,087
Residual value	168	—	—	168
Unearned income	(145)	—	—	(145)
Allowance for credit loss	(165)	(94)	(13)	(272)
Total, net	$2,620	$4,752	$2,466	$9,838
Reported as:
Current	$1,222	$2,258	$1,445	$4,925
Noncurrent	1,398	2,494	1,021	4,913
Total, net	$2,620	$4,752	$2,466	$9,838

July 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,784	$4,560	$2,517	$9,861
Residual value	173	—	—	173
Unearned income	(145)	—	—	(145)
Allowance for credit loss	(162)	(103)	(30)	(295)
Total, net	$2,650	$4,457	$2,487	$9,594
Reported as:
Current	$1,301	$2,104	$1,451	$4,856
Noncurrent	1,349	2,353	1,036	4,738
Total, net	$2,650	$4,457	$2,487	$9,594
Future minimum lease payments to the Company on lease receivables as of January 27, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining six months)	$707
2019	1,054
2020	602
2021	292
2022	98
Thereafter	9
Total	$2,762
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of January 27, 2018 and July 29, 2017 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 27, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,322	$1,244	$51	$2,617
Loan receivables	3,054	1,716	76	4,846
Financed service contracts	1,572	895	12	2,479
Total	$5,948	$3,855	$139	$9,942

	INTERNAL CREDIT RISK RATING
July 29, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,408	$1,181	$50	$2,639
Loan receivables	2,865	1,516	179	4,560
Financed service contracts	1,593	902	22	2,517
Total	$5,866	$3,599	$251	$9,716
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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of January 27, 2018 and July 29, 2017 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 27, 2018	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$98	$96	$278	$472	$2,145	$2,617	$19	$19
Loan receivables	66	124	151	341	4,505	4,846	45	45
Financed service contracts	54	85	414	553	1,926	2,479	2	2
Total	$218	$305	$843	$1,366	$8,576	$9,942	$66	$66

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2017	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$160	$60	$216	$436	$2,203	$2,639	$14	$14
Loan receivables	230	48	259	537	4,023	4,560	43	43
Financed service contracts	160	77	523	760	1,757	2,517	18	2
Total	$550	$185	$998	$1,733	$7,983	$9,716	$75	$59
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $462 million and $666 million as of January 27, 2018 and July 29, 2017, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of January 27, 2018, the Company had financing receivables of $358 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $315 million as of July 29, 2017.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended January 27, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 28, 2017	$160	$106	$23	$289
Provisions	3	(13)	(10)	(20)
Foreign exchange and other	2	1	—	3
Allowance for credit loss as of January 27, 2018	$165	$94	$13	$272

Six months ended January 27, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions	1	(11)	(16)	(26)
Foreign exchange and other	2	2	(1)	3
Allowance for credit loss as of January 27, 2018	$165	$94	$13	$272

Three months ended January 28, 2017	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 29, 2016	$227	$111	$48	$386
Provisions	2	—	(1)	1
Recoveries (write-offs), net	(2)	(4)	—	(6)
Foreign exchange and other	(2)	(1)	—	(3)
Allowance for credit loss as of January 28, 2017	$225	$106	$47	$378

Six months ended January 28, 2017	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions	(2)	12	(1)	9
Recoveries (write-offs), net	(2)	(4)	—	(6)
Foreign exchange and other	(1)	1	—	—
Allowance for credit loss as of January 28, 2017	$225	$106	$47	$378
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of January 27, 2018 and July 29, 2017, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	January 27, 2018	July 29, 2017
Operating lease assets	$364	$356
Accumulated depreciation	(232)	(212)
Operating lease assets, net	$132	$144
Minimum future rentals on noncancelable operating leases as of January 27, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining six months)	$103
2019	137
2020	68
2021	15
Thereafter	2
Total	$325

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

January 27, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$17,506	$—	$(140)	$17,366
U.S. government agency securities	1,722	—	(10)	1,712
Non-U.S. government and agency securities	340	—	(1)	339
Corporate debt securities	31,508	80	(233)	31,355
U.S. agency mortgage-backed securities	2,106	—	(49)	2,057
Commercial paper	1,414	—	—	1,414
Certificates of deposit	196	—	—	196
Total fixed income securities	54,792	80	(433)	54,439
Publicly traded equity securities	924	697	(1)	1,620
Total (1)	$55,716	$777	$(434)	$56,059

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,880	$3	$(60)	$19,823
U.S. government agency securities	2,057	—	(5)	2,052
Non-U.S. government and agency securities	389	—	(1)	388
Corporate debt securities	31,626	202	(93)	31,735
U.S. agency mortgage-backed securities	2,037	3	(17)	2,023
Commercial paper	996	—	—	996
Certificates of deposit	60	—	—	60
Total fixed income securities	57,045	208	(176)	57,077
Publicly traded equity securities	1,180	554	(27)	1,707
Total (1)	$58,225	$762	$(203)	$58,784
(1) Includes investments that were pending settlement as of the respective fiscal years. The net unsettled investment purchases (sales) were $(3) million and $(30) million as of January 27, 2018 and July 29, 2017, respectively.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to available-for-sale investments (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Gross realized gains	$165	$18	$232	$48
Gross realized losses	(107)	(48)	(141)	(63)
Total	$58	$(30)	$91	$(15)

The following table presents the realized net gains (losses) related to available-for-sale investments by security type (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net gains (losses) on investments in publicly traded equity securities	$154	$4	$183	$9
Net gains (losses) on investments in fixed income securities	(96)	(34)	(92)	(24)
Total	$58	$(30)	$91	$(15)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at January 27, 2018 and July 29, 2017 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 27, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$11,553	$(96)	$5,804	$(44)	$17,357	$(140)
U.S. government agency securities	1,152	(5)	559	(5)	1,711	(10)
Non-U.S. government and agency securities	136	—	203	(1)	339	(1)
Corporate debt securities	16,003	(146)	4,287	(87)	20,290	(233)
U.S. agency mortgage-backed securities	1,161	(19)	876	(30)	2,037	(49)
Total fixed income securities	30,005	(266)	11,729	(167)	41,734	(433)
Publicly traded equity securities	10	(1)	—	—	10	(1)
Total	$30,015	$(267)	$11,729	$(167)	$41,744	$(434)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$14,962	$(55)	$771	$(5)	$15,733	$(60)
U.S. government agency securities	1,791	(4)	130	(1)	1,921	(5)
Non-U.S. government and agency securities	368	(1)	—	—	368	(1)
Corporate debt securities	9,487	(92)	101	(1)	9,588	(93)
U.S. agency mortgage-backed securities	1,485	(16)	38	(1)	1,523	(17)
Total fixed income securities	28,093	(168)	1,040	(8)	29,133	(176)
Publicly traded equity securities	122	(27)	—	—	122	(27)
Total	$28,215	$(195)	$1,040	$(8)	$29,255	$(203)
The net realized losses related to the Company's available-for-sale investments included impairment charges of zero and $26 million for the three and six months ended January 27, 2018, respectively. These impairment charges related primarily to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. There were no impairment charges on available-for-sale investments for the corresponding periods in fiscal 2017.
As of January 27, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of January 27, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the six months ended January 27, 2018.
The Company has evaluated its publicly traded equity securities as of January 27, 2018 and has determined that there were no additional other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of January 27, 2018 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$15,881	$15,847
Due in 1 to 2 years	12,267	12,188
Due in 2 to 5 years	22,095	21,926
Due after 5 years	2,443	2,421
Mortgage-backed securities with no single maturity	2,106	2,057
Total	$54,792	$54,439
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 27, 2018 and January 28, 2017 was $0.4 billion and $0.9 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 27, 2018 and July 29, 2017, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of January 27, 2018 and July 29, 2017, the amounts are summarized in the following table (in millions):

	January 27, 2018	July 29, 2017
Equity method investments	$121	$124
Cost method investments	861	859
Total	$982	$983
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and has determined that as of January 27, 2018, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.
As of January 27, 2018, the carrying value of investments in privately held companies was $982 million, of which $528 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, the Company has additional funding commitments of $215 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent the Company's maximum exposure related to these variable interest entities.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of January 27, 2018 and July 29, 2017 were as follows (in millions):

	JANUARY 27, 2018 FAIR VALUE MEASUREMENTS				JULY 29, 2017 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$15,537	$—	$—	$15,537	$9,567	$—	$—	$9,567
U.S. government securities	—	—	—	—	—	139	—	139
Commercial paper	—	41	—	41	—	160	—	160
Certificates of deposit	—	—	—	—	—	25	—	25
Available-for-sale investments:
U.S. government securities	—	17,366	—	17,366	—	19,823	—	19,823
U.S. government agency securities	—	1,712	—	1,712	—	2,052	—	2,052
Non-U.S. government and agency securities	—	339	—	339	—	388	—	388
Corporate debt securities	—	31,355	—	31,355	—	31,735	—	31,735
U.S. agency mortgage-backed securities	—	2,057	—	2,057	—	2,023	—	2,023
Commercial paper	—	1,414	—	1,414	—	996	—	996
Certificates of deposit	—	196	—	196	—	60	—	60
Publicly traded equity securities	1,620	—	—	1,620	1,707	—	—	1,707
Derivative assets	—	90	—	90	—	149	—	149
Total	$17,157	$54,570	$—	$71,727	$11,274	$57,550	$—	$68,824
Liabilities:
Derivative liabilities	$—	$76	$—	$76	$—	$4	$—	$4
Total	$—	$76	$—	$76	$—	$4	$—	$4

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED		TOTAL GAINS (LOSSES) FOR THE SIX MONTHS ENDED
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Investments in privately held companies (impaired)	$(18)	$(64)	$(39)	$(111)
Purchased intangible assets (impaired)	—	—	—	(42)
Property held for sale—land and buildings	20	(24)	20	(24)
Total gains (losses) for nonrecurring measurements	$2	$(88)	$(19)	$(177)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $44 million as of each of January 27, 2018 and January 28, 2017.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was $9 million as of January 28, 2017.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charge as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of the property held for sale that was impaired was zero and $11 million as of January 27, 2018 and January 28, 2017, respectively.

(d) Other Fair Value Disclosures
The carrying value of investments in privately held companies that were accounted for under the cost method was $861 million and $859 million as of January 27, 2018 and July 29, 2017, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of January 27, 2018 and July 29, 2017 was $3.5 billion and $3.4 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 27, 2018, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of January 27, 2018, the fair value of the Company’s senior notes and other long-term debt was $31.8 billion with a carrying amount of $30.4 billion. This compares to a fair value of $32.1 billion and a carrying amount of $30.5 billion as of July 29, 2017. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	January 27, 2018		July 29, 2017
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,749	1.78%	$4,747	1.66%
Commercial paper	8,992	1.51%	3,245	1.16%
Total short-term debt	$13,741		$7,992
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		January 27, 2018		July 29, 2017
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$1,000	2.11%	$1,000	1.84%
Three-month LIBOR plus 0.31%	June 15, 2018	900	1.96%	900	1.62%
Three-month LIBOR plus 0.50%	March 1, 2019	500	2.04%	500	1.76%
Three-month LIBOR plus 0.34%	September 20, 2019	500	2.01%	500	1.66%
Fixed-rate notes:
1.40%	February 28, 2018	1,250	1.47%	1,250	1.47%
1.65%	June 15, 2018	1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019	2,000	5.04%	2,000	4.96%
1.60%	February 28, 2019	1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019	1,750	2.18%	1,750	1.84%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	4.11%	2,500	3.84%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	2.34%	500	2.00%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	2.60%	500	2.26%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	2.46%	1,000	2.12%
3.50%	June 15, 2025	500	2.76%	500	2.43%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		30,500		30,500
Unaccreted discount/issuance costs		(125)		(136)
Hedge accounting fair value adjustments		(1)		108
Total		$30,374		$30,472

Reported as:
Current portion of long-term debt		$4,749		$4,747
Long-term debt		25,625		25,725
Total		$30,374		$30,472

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 27, 2018, the Company was in compliance with all debt covenants.
As of January 27, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining six months)	$4,750
2019	5,250
2020	6,000
2021	3,000
2022	2,500
Thereafter	9,000
Total	$30,500

(c)	Credit Facilities
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
These credit agreements require that the Company comply with certain covenants, including that the Company maintains an interest coverage ratio as defined in these agreements. As of January 27, 2018, the Company was in compliance with the required interest coverage ratios and the other covenants, and the Company had not borrowed any funds under these credit facilities.

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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 27, 2018	July 29, 2017	Balance Sheet Line Item	January 27, 2018	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$47	$46	Other current liabilities	$—	$1
Equity derivatives	Other current assets	—	—	Other current liabilities	49	—
Interest rate derivatives	Other assets	18	102	Other long-term liabilities	26	—
Total		65	148		75	1
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	24	1	Other current liabilities	1	3
Total return swaps—deferred compensation	Other current assets	1	—	Other current liabilities	—	—
Total		25	1		1	3
Total		$90	$149		$76	$4

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	January 27, 2018	January 28, 2017	Line Item in Statements of Operations	January 27, 2018	January 28, 2017
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$30	$(2)	Operating expenses	$14	$(21)
			Cost of sales—service	4	(6)
Total	$30	$(2)		$18	$(27)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(12)	$(3)	Other income (loss), net	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)
	January 27, 2018	January 28, 2017	Line Item in Statements of Operations	January 27, 2018	January 28, 2017
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$38	$(48)	Operating expenses	$24	$(30)
			Cost of sales—service	7	(9)
Total	$38	$(48)		$31	$(39)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(17)	$6	Other income (loss), net	$—	$—
As of January 27, 2018, the Company estimates that approximately $56 million of net derivative gains related to its cash flow hedges included in accumulated other comprehensive income ("AOCI") will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Interest rate derivatives	Interest expense	$(63)	$(175)	$63	$172
Equity derivatives	Other income (loss), net	(35)	—	35	—
Total		$(98)	$(175)	$98	$172

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE SIX MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE SIX MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Interest rate derivatives	Interest expense	$(109)	$(266)	$109	$262
Equity derivatives	Other income (loss), net	(49)	—	49	—
Total		$(158)	$(266)	$158	$262
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Foreign currency derivatives	Other income (loss), net	$66	$(20)	$73	$(36)
Total return swaps—deferred compensation	Operating expenses	41	26	57	23
Equity derivatives	Other income (loss), net	2	8	3	9
Total		$109	$14	$133	$(4)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	January 27, 2018	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$792	$1,696
Interest rate derivatives	6,750	6,750
Net investment hedging instruments	214	351
Equity derivatives	302	—
Derivatives not designated as hedging instruments:
Foreign currency derivatives	3,072	2,258
Total return swaps—deferred compensation	590	535
Total	$11,720	$11,590

(b)	Offsetting of Derivative Instruments
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

	January 27, 2018
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$90	$—	$90	$(32)	$(18)	$40
Derivatives liabilities	$76	$—	$76	$(32)	$(18)	$26

	July 29, 2017
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$149	$—	$149	$(4)	$(81)	$64
Derivatives liabilities	$4	$—	$4	$(4)	$—	$—

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 27, 2018 and July 29, 2017, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the six months ended January 27, 2018, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current assets and other assets.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 27, 2018 are as follows (in millions):

Fiscal Year	Amount
2018 (remaining six months)	$220
2019	323
2020	239
2021	147
2022	122
Thereafter	178
Total	$1,229

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
The Company purchases components from a variety of suppliers and uses several contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, the Company enters into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by the Company or establish the parameters defining the Company’s requirements. A significant portion of the Company’s reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. In certain instances, these agreements allow the Company the option to cancel, reschedule, and adjust the Company’s requirements based on its business needs prior to firm orders being placed.
The following table summarizes the Company's purchase commitments with contract manufacturers and suppliers as of the respective period ends (in millions):

Commitments by Period	January 27, 2018	July 29, 2017
Less than 1 year	$4,498	$4,620
1 to 3 years	690	20
3 to 5 years	540	—
Total	$5,728	$4,640
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of January 27, 2018 and July 29, 2017, the liability for these purchase commitments was $159 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Compensation expense related to acquisitions	$46	$73	$88	$137

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of January 27, 2018, the Company estimated that future cash compensation expense of up to $246 million may be required to be recognized pursuant to the applicable business combination agreements.
Insieme Networks, Inc. In fiscal 2012, the Company made an investment in Insieme, an early stage company focused on research and development in the data center market. This investment included $100 million of funding and a license to certain of the Company’s technology. During fiscal 2014, the Company acquired the remaining interests in Insieme, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which were determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $422 million during the six months ended January 28, 2017. The Company recorded compensation expense of $12 million during the three months ended January 28, 2017, and $32 million during the six months ended January 28, 2017, related to these milestone payments. The Company does not expect a material amount of future compensation expense or further milestone payments related to this acquisition.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $215 million and $216 million as of January 27, 2018 and July 29, 2017, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 27, 2018	January 28, 2017
Balance at beginning of period	$407	$414
Provisions for warranty issued	287	367
Adjustments for pre-existing warranties	(21)	(3)
Settlements	(292)	(352)
Balance at end of period	$381	$426
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $6.9 billion and $6.3 billion for the three months ended January 27, 2018 and January 28, 2017, respectively, and was $13.6 billion and $13.2 billion for the six months ended January 27, 2018 and January 28, 2017, respectively. The balance of the channel partner financing subject to guarantees was $1.0 billion as of each of January 27, 2018 and July 29, 2017.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $12 million and $30 million for the three months ended January 27, 2018 and January 28, 2017, respectively, and was $26 million and $36 million for the six months ended January 27, 2018 and January 28, 2017, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 27, 2018 and July 29, 2017, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 27, 2018	July 29, 2017
Maximum potential future payments relating to financing guarantees:
Channel partner	$288	$240
End user	53	74
Total	$341	$314
Deferred revenue associated with financing guarantees:
Channel partner	$(91)	$(82)
End user	(40)	(52)
Total	$(131)	$(134)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$210	$180
Other Guarantees The Company’s other guarantee arrangements as of January 27, 2018 and July 29, 2017 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liabilities
In fiscal 2014, the Company recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. The Company performs regular assessments of the sufficiency of this liability and reduced the amount by $74 million and $164 million in fiscal 2016 and fiscal 2015, respectively based on updated analyses. During the second quarter of fiscal 2017, the Company further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. In addition, during the second quarter of fiscal 2017, the Company recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of the Company’s products. The liabilities related to the supplier component remediation matters as of January 27, 2018 and July 29, 2017 were $120 million and $174 million, respectively.

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
The Company has been asked to indemnify certain of the Company’s service provider customers that have been subject to patent infringement claims asserted by Sprint Communications Company, L.P. in federal court in Kansas and Delaware. Sprint alleges that the service provider customers infringed Sprint’s patents by offering VoIP telephone services utilizing products provided by the Company generally in combination with those of other manufacturers. Sprint seeks monetary damages. Following a trial on March 3, 2017 against Time Warner Inc., a jury in Kansas found that Time Warner Cable willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied Time Warner Cable's post-trial motions. Time Warner Cable has appealed. On October 16, 2017, Sprint and Comcast Cable Communications, LLC reached resolution of the claims in Sprint's lawsuit against Comcast and, on October 19, 2017, the Kansas court dismissed Sprint's lawsuit. On December 6, 2017, Sprint and Cox Communications, Inc. reached resolution of the claims in Sprint's lawsuit against Cox, and the Delaware court dismissed Sprint's lawsuit against Cox on December 7, 2017.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company believes that Time Warner Cable continues to have strong non-infringement and invalidity defenses and arguments and/or that Sprint’s damages claims are inconsistent with prevailing law at trial and/or on appeal. Due to the uncertainty surrounding the litigation process, the Company is unable to reasonably estimate the ultimate outcome of the Time Warner Cable litigation at this time. Should Sprint prevail in litigation, mediation, or settlement, the Company, in accordance with its agreements, may have an obligation to indemnify Time Warner Cable for damages, mediation awards, or settlement amounts arising from its use of Cisco products.
On January 15, 2016, Huawei Technologies Co. Ltd. (“Huawei”) filed four patent infringement actions against T-Mobile US, Inc. and T-Mobile USA, Inc. (collectively, “T-Mobile”) in federal court in the Eastern District of Texas. Huawei alleged that T-Mobile’s use of 3GPP standards to implement its 3G and 4G cellular networks infringed 12 patents. Huawei's infringement allegations for some of the patents were based on T-Mobile's use of products provided by the Company in combination with those of other manufacturers. T-Mobile requested indemnity by the Company with respect to portions of the network that use the Company's equipment. On December 22, 2017, the Eastern District of Texas court dismissed Huawei's four lawsuits after the parties reached settlement, and T-Mobile's indemnity request was subsequently resolved.
During the first six months of fiscal 2018, the Company recorded legal and indemnification settlement charges of $127 million to product cost of sales in relation to these matters. At this time, the Company does not anticipate that its obligations regarding the final outcome of the above matters would be material.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $257 million for the alleged evasion of import and other taxes, $1.6 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of January 27, 2018. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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
Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against the Company in U.S. District Court for the Northern District of California, accusing the Company’s 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted the Company's motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against the Company and cancelling a trial which had been set for March 12, 2018. On January 16, 2018, Straight Path appealed to the U.S. Court of Appeal for the Federal Circuit.
DXC Technology On August 21, 2015, the Company and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP prepaid the service agreement through a financing arrangement with Cisco Capital. HP terminated its agreement with the Company, and pursuant to the terms of the service agreement with HP, the Company determined the credit HP was entitled to receive under the agreement. HP disputed the Company’s credit calculation and contended that the Company owes a larger credit to HP than the Company had calculated. In December 2015, the Company filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On January 8, 2018, the court continued the trial date from March 12, 2018 to June 11, 2018. The Company is unable to reasonably estimate the ultimate outcome of this litigation due to uncertainty surrounding the litigation process. However, the Company does not anticipate that its obligation, if any, regarding the final outcome of the dispute would be material.
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
During the six months ended January 27, 2018, the Company declared and paid cash dividends of $0.58 per common share, or $2.9 billion, on the Company’s outstanding common stock. During the six months ended January 28, 2017, the Company declared and paid cash dividends of $0.52 per common share, or $2.6 billion, on the Company’s outstanding common stock.
On February 14, 2018, the Company’s Board of Directors declared a quarterly dividend of $0.33 per common share to be paid on April 25, 2018 to all shareholders of record as of the close of business on April 5, 2018. Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. On February 14, 2018, the Company’s Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $31 billion, with no termination date. A summary of the stock repurchase activity for fiscal year 2018 and 2017 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2018
January 27, 2018	103	$39.07	$4,011
October 28, 2017	51	$31.80	$1,620

Fiscal 2017
July 29, 2017	38	$31.61	$1,201
April 29, 2017	15	$33.71	$503
January 28, 2017	33	$30.33	$1,001
October 29, 2016	32	$31.12	$1,001
There were $240 million stock repurchases pending settlement as of January 27, 2018. There were $66 million of stock repurchases that were pending settlement as of July 29, 2017.
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
The Company repurchased approximately 13 million and 14 million shares, for the six months ended January 27, 2018 and January 28, 2017, or $433 million and $432 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
(d) Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of January 27, 2018, the Company had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plan is summarized as follows:
2005 Plan    As of January 27, 2018, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of January 27, 2018. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 12 million shares under the Purchase Plan during the six months ended January 27, 2018 and January 28, 2017. As of January 27, 2018, 88 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Cost of sales—product	$23	$19	$46	$40
Cost of sales—service	31	34	65	67
Share-based compensation expense in cost of sales	54	53	111	107
Research and development	134	129	270	255
Sales and marketing	135	125	270	265
General and administrative	64	45	128	94
Restructuring and other charges	12	—	18	3
Share-based compensation expense in operating expenses	345	299	686	617
Total share-based compensation expense	$399	$352	$797	$724
Income tax benefit for share-based compensation	$96	$102	$271	$207
As of January 27, 2018, the total compensation cost related to unvested share-based awards not yet recognized was $3.4 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 30, 2016	242
Restricted stock, stock units, and other share-based awards granted	(76)
Share-based awards canceled/forfeited/expired	78
Shares withheld for taxes and not issued	28
BALANCE AT JULY 29, 2017	272
Restricted stock, stock units, and other share-based awards granted	(46)
Share-based awards canceled/forfeited/expired	10
Shares withheld for taxes and not issued	18
BALANCE AT JANUARY 27, 2018	254
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 30, 2016	145	$24.26
Granted	50	27.89
Assumed from acquisitions	15	32.21
Vested	(54)	23.14	$1,701
Canceled/forfeited	(15)	23.56
UNVESTED BALANCE AT JULY 29, 2017	141	26.94
Granted	31	33.30
Assumed from acquisitions	1	28.26
Vested	(36)	25.21	$1,174
Canceled/forfeited	(10)	27.83
UNVESTED BALANCE AT JANUARY 27, 2018	127	$28.90

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2016	73	$26.78
Assumed from acquisitions	8	4.47
Exercised	(14)	12.11
Canceled/forfeited/expired	(55)	31.83
BALANCE AT JULY 29, 2017	12	6.15
Assumed from acquisitions	3	8.20
Exercised	(4)	5.28
BALANCE AT JANUARY 27, 2018	11	$7.03
The following table summarizes significant ranges of outstanding and exercisable stock options as of January 27, 2018 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 35.00	11	6.5	$7.03	$380	5	$6.40	$194
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $42.56 as of January 26, 2018, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of January 27, 2018 was 5 million. As of July 29, 2017, 6 million outstanding stock options were exercisable and the weighted-average exercise price was $5.61.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Number of shares granted (in millions)	21	15	—	3
Grant date fair value per share	$34.89	$27.68	$32.47	$27.90
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	3.4%	3.2%	3.4%
Range of risk-free interest rates	0.0% – 2.1%	0.0% – 1.5%	1.0% – 1.8%	0.3% – 1.5%
Range of expected volatilities for index	N/A	N/A	13.2% – 81.0%	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Six Months Ended	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Number of shares granted (in millions)	28	23	3	6
Grant date fair value per share	$33.50	$27.96	$31.31	$28.78
Weighted-average assumptions/inputs:
Expected dividend yield	3.2%	3.4%	3.6%	3.4%
Range of risk-free interest rates	0.0% – 2.1%	0.0% – 1.5%	1.0% – 1.8%	0.1% – 1.5%
Range of expected volatilities for index	N/A	N/A	13.2% – 81.0%	16.7% – 46.8%
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Comprehensive Income (Loss)

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the six months ended January 27, 2018 and January 28, 2017 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(174)	38	292	156
(Gains) losses reclassified out of AOCI	(91)	(31)	5	(117)
Tax benefit (expense)	3	1	(6)	(2)
BALANCE AT JANUARY 27, 2018	$111	$40	$(68)	$83

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2016	$413	$(59)	$(680)	$(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(559)	(48)	(69)	(676)
(Gains) losses reclassified out of AOCI	15	39	(1)	53
Tax benefit (expense)	148	1	(1)	148
BALANCE AT JANUARY 28, 2017	$17	$(67)	$(751)	$(801)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$58	$(30)	$91	$(15)	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	14	(21)	24	(30)	Operating expenses
Foreign currency derivatives	4	(6)	7	(9)	Cost of sales—service
	18	(27)	31	(39)
Cumulative translation adjustment and actuarial gains and losses	(4)	1	(5)	1	Operating expenses
Total amounts reclassified out of AOCI	$72	$(56)	$117	$(53)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Income before provision for income taxes	$3,232	$2,963	$6,194	$5,916
Provision for income taxes	$12,010	$615	$12,578	$1,246
Effective tax rate	371.6%	20.8%	203.1%	21.1%
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a fiscal-year taxpayer, certain provisions of the Tax Act impact the Company in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019, including the implementation of a modified territorial tax system and other changes to how foreign earnings are subject to U.S. tax, and elimination of the domestic manufacturing deduction.
As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, the Company has computed its income tax expense for the July 28, 2018 fiscal year using a blended federal tax rate of 27%. The 21% federal tax rate will apply to the Company’s fiscal year ending July 27, 2019 and each year thereafter. The Company must remeasure its deferred tax assets and liabilities ("DTA") using the federal tax rate that will apply when the related temporary differences are expected to reverse.
As of January 27, 2018, the Company has approximately $75 billion in undistributed earnings for certain foreign subsidiaries. Substantially all of these undistributed earnings are subject to the U.S. mandatory one-time transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. The Company has historically asserted its intention to indefinitely reinvest foreign earnings in certain foreign subsidiaries. The Company has reevaluated its historic assertion as a result of enactment of the Tax Act and no longer considers these earnings to be indefinitely reinvested in its foreign subsidiaries. As a result of this change in assertion, the Company has recorded a $1.2 billion tax expense for foreign withholding tax in the second quarter of fiscal 2018. In the third quarter of fiscal 2018, the Company anticipates repatriating $67 billion of foreign subsidiary earnings to the U.S. (in the form of cash, cash equivalents, or investments), of which $26 billion was repatriated to the U.S. in February 2018.
During the three months ended January 27, 2018, the Company recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $9.0 billion of U.S. transition tax, $1.2 billion of foreign withholding tax (discussed above), and $0.9 billion re-measurement of net DTA. The Company plans to pay the transition tax in installments over eight years in accordance with the Tax Act. The $1.2 billion foreign withholding tax was paid in February 2018.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional amounts due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. The Company has determined that the $9.0 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $0.9 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates as of January 27, 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries.
As of January 27, 2018, the Company had $2.0 billion of unrecognized tax benefit, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at January 27, 2018 could be reduced by approximately $250 million in the next 12 months.

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
Summarized financial information by segment for the three and six months ended January 27, 2018 and January 28, 2017, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Revenue:
Americas	$7,004	$6,660	$14,354	$14,103
EMEA	3,062	3,065	5,971	6,078
APJC	1,821	1,855	3,698	3,751
Total	$11,887	$11,580	$24,023	$23,932
Gross margin:
Americas	$4,614	$4,288	$9,336	$9,121
EMEA	1,977	2,012	3,816	4,025
APJC	1,094	1,121	2,259	2,325
Segment total	7,685	7,421	15,411	15,471
Unallocated corporate items	(187)	(145)	(486)	(311)
Total	$7,498	$7,276	$14,925	$15,160
Revenue in the United States was $6.1 billion and $5.9 billion for the three months ended January 27, 2018 and January 28, 2017, respectively, and was $12.6 billion and $12.5 billion for the six months ended January 27, 2018 and January 28, 2017, respectively.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Revenue:
Infrastructure Platforms	$6,694	$6,545	$13,664	$13,818
Applications	1,184	1,116	2,387	2,252
Security	558	528	1,143	1,068
Other Products	273	302	569	655
Total Product	8,709	8,491	17,763	17,793
Services	3,178	3,089	6,260	6,139
Total	$11,887	$11,580	$24,023	$23,932

(c)	Additional Segment Information
The majority of the Company’s assets, excluding cash and cash equivalents and investments, was attributable to its U.S. operations as of each of January 27, 2018 and July 29, 2017. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $71.3 billion and $67.5 billion as of January 27, 2018 and July 29, 2017, respectively, and the remaining $2.4 billion and $3.0 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 27, 2018	July 29, 2017
Property and equipment, net:
United States	$2,555	$2,711
International	558	611
Total	$3,113	$3,322

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Net income (loss)	$(8,778)	$2,348	$(6,384)	$4,670
Weighted-average shares—basic	4,924	5,015	4,942	5,021
Effect of dilutive potential common shares	—	25	—	33
Weighted-average shares—diluted	4,924	5,040	4,942	5,054
Net income (loss) per share—basic	$(1.78)	$0.47	$(1.29)	$0.93
Net income (loss) per share—diluted	$(1.78)	$0.47	$(1.29)	$0.92
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
For the three and six months ended January 27, 2018, the Company excluded the impact of potentially dilutive common shares from the calculation of net income (loss) per share as the inclusion would have an antidilutive effect. The Company excluded antidilutive employee-share based awards of 20 million and 103 million for the three and six months ended January 28, 2017.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance		January 27, 2018	January 28, 2017	Variance
Revenue	$11,887	$11,580	3%		$24,023	$23,932	—%
Gross margin percentage	63.1%	62.8%	0.3	pts	62.1%	63.3%	(1.2)	pts
Research and development	$1,549	$1,508	3%		$3,116	$3,053	2%
Sales and marketing	$2,235	$2,222	1%		$4,569	$4,640	(2)%
General and administrative	$483	$456	6%		$1,040	$1,011	3%
Total research and development, sales and marketing, general and administrative	$4,267	$4,186	2%		$8,725	$8,704	—%
Total as a percentage of revenue	35.9%	36.1%	(0.2)	pts	36.3%	36.4%	(0.1)	pts
Amortization of purchased intangible assets included in operating expenses	$60	$64	(6)%		$121	$142	(15)%
Restructuring and other charges included in operating expenses	$98	$133	(26)%		$250	$544	(54)%
Operating income as a percentage of revenue	25.9%	25.0%	0.9	pts	24.3%	24.1%	0.2	pts
Income tax percentage	371.6%	20.8%	350.8	pts	203.1%	21.1%	182.0	pts
Net income (loss)	$(8,778)	$2,348	(474)%		$(6,384)	$4,670	(237)%
Net income (loss) as a percentage of revenue	(73.8)%	20.3%	(94.1)	pts	(26.6)%	19.5%	(46.1)	pts
Earnings (loss) per share	$(1.78)	$0.47	(479)%		$(1.29)	$0.92	(240)%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
In the second quarter of fiscal 2018, we saw broad strength across the business and delivered solid revenue growth, strong margins and operating cash flows. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We experienced solid revenue growth in Security and Applications and modest growth in Infrastructure Platforms, and we continued to make progress in the transition of our business model to increased software and subscriptions. We continue to operate in a challenging and highly competitive environment, which has negatively impacted certain of our offerings within our Infrastructure Platforms product category. We continued to see weakness in the service provider market and we expect ongoing uncertainty in that area. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 3% compared with the second quarter of fiscal 2017. Within total revenue, product and service revenue each increased by 3%. Total gross margin increased by 0.3 percentage points, driven by productivity improvements and favorable product mix partially offset by unfavorable impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.2 percentage points. Operating income as a percentage of revenue increased by 0.9 percentage points. We had a net loss of $8.8 billion and a net loss per share of $1.78, primarily due to the $11.1 billion provisional tax expense related to the Tax Act, comprised of $9.0 billion U.S. transition tax, $1.2 billion of foreign withholding tax, and $0.9 billion of net deferred tax assets re-measurement.
In terms of our geographic segments, revenue from the Americas increased $344 million, driven in large part by product revenue growth in the United States. EMEA revenue decreased by $3 million, led by a product revenue decline in the United Kingdom. Revenue in our APJC segment decreased by $34 million, led by a product revenue decline in Japan. The “BRICM” countries experienced product revenue growth of 2% in the aggregate, driven by increased product revenue in the emerging countries of China, Russia and Brazil of 8%, 17% and 11%, respectively, partially offset by product revenue declines in India and Mexico of 11% and 4%, respectively.
From a customer market standpoint, we experienced product revenue growth in the public sector and commercial markets, partially offset by a product revenue decline in the service provider market. Product revenue in the enterprise market was flat.
From a product category perspective, product revenue increased 3% led by solid product revenue growth in Security and Applications, which each grew by 6%. We experienced a 2% product revenue increase in Infrastructure Platforms and we saw broad strength across the portfolio.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Total revenue was flat, with product revenue flat and service revenue increasing 2%. Total gross margin decreased by 1.2 percentage points due to unfavorable impacts from pricing and a $127 million legal and indemnification settlement charge, partially offset by productivity benefits and favorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 0.1 percentage points. Operating income as a percentage of revenue increased by 0.2 percentage points. We had a net loss of $6.4 billion and a net loss per share of $1.29, due primarily to the $11.1 billion provisional tax expense related to the Tax Act as discussed above.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 29, 2017.
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2018 (in millions):

	January 27, 2018	July 29, 2017
Cash and cash equivalents and investments	$73,683	$70,492
Deferred revenue	$18,788	$18,494
Inventories	$1,896	$1,616

	Six Months Ended
	January 27, 2018	January 28, 2017
Cash provided by operating activities	$7,150	$6,502
Repurchases of common stock—stock repurchase program	$5,631	$2,002
Dividends	$2,861	$2,612

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during the first six months of fiscal 2018, nor do we currently expect a material impact in the next 12 months on our revenue recognition due to any changes in our VSOE, TPE, or ESP.

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
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	January 27, 2018	July 29, 2017
Allowance for doubtful accounts	$181	$211
Percentage of gross accounts receivable	4.4%	3.9%
Allowance for credit loss—lease receivables	$165	$162
Percentage of gross lease receivables(1)	5.6%	5.5%
Allowance for credit loss—loan receivables	$94	$103
Percentage of gross loan receivables	1.9%	2.3%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 27, 2018 and July 29, 2017 was $121 million and $122 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 27, 2018, the liability for these purchase commitments was $159 million, compared with $162 million as of July 29, 2017, and was included in other current liabilities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for inventory was $31 million and $35 million for the first six months of fiscal 2018 and 2017, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $44 million and $74 million for the first six months of fiscal 2018 and 2017, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
In fiscal 2014, we recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. We perform regular assessments of the sufficiency of this liability and reduced the amount by $74 million and $164 million in fiscal 2016 and fiscal 2015, respectively based on updated analyses. During the second quarter of fiscal 2017, we further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. In addition, during the second quarter of fiscal 2017, we recorded a $125 million charge to product cost of sales related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of our products. The liabilities related to the supplier component remediation matters as of January 27, 2018 and July 29, 2017 were $120 million and $174 million, respectively.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $56.1 billion as of January 27, 2018, compared with $58.8 billion as of July 29, 2017. Our fixed income investment portfolio as of January 27, 2018 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of January 27, 2018. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of January 27, 2018 and July 29, 2017.
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
We also have investments in privately held companies, some of which are in the startup or development stages. As of January 27, 2018, our investments in privately held companies were $982 million, compared with $983 million as of July 29, 2017, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

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
The goodwill recorded in the Consolidated Balance Sheets as of January 27, 2018 and July 29, 2017 was $30.4 billion and $29.8 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2018 and 2017.
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
There were no impairment charges related to purchased intangible assets for the first six months of fiscal 2018, and there were $42 million of such impairment charges for the first six months of fiscal 2017. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 371.6% and 20.8% in the second quarter of fiscal 2018 and 2017, respectively. Our effective tax rate was 203.1% and 21.1% in the first six months of fiscal 2018 and 2017, respectively.
The Tax Act, enacted on December 22, 2017, lowers the U.S. federal corporation income tax rate from 35% to 21% effective January 1, 2018, while also imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. During the three months ended January 27, 2018, the Company recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $9.0 billion of U.S. transition tax, $1.2 billion of foreign withholding tax and $0.9 billion of DTA re-measurement.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the provisional estimates due to changes in interpretations of the Tax Act, and legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and updates or changes to estimates used in the provisional amounts. We have determined that the $9.0 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $0.9 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates as of January 27, 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries.

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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost-sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,709	$8,491	$218	3%	$17,763	$17,793	$(30)	—%
Percentage of revenue	73.3%	73.3%			73.9%	74.3%
Service	3,178	3,089	89	3%	6,260	6,139	121	2%
Percentage of revenue	26.7%	26.7%			26.1%	25.7%
Total	$11,887	$11,580	$307	3%	$24,023	$23,932	$91	—%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,004	$6,660	$344	5%	$14,354	$14,103	$251	2%
Percentage of revenue	58.9%	57.5%			59.7%	58.9%
EMEA	3,062	3,065	(3)	—%	5,971	6,078	(107)	(2)%
Percentage of revenue	25.8%	26.5%			24.9%	25.4%
APJC	1,821	1,855	(34)	(2)%	3,698	3,751	(53)	(1)%
Percentage of revenue	15.3%	16.0%			15.4%	15.7%
Total	$11,887	$11,580	$307	3%	$24,023	$23,932	$91	—%
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Total revenue increased by 3%. Product and service revenue each increased by 3%. The increase in total revenue reflected solid growth in the Americas segment, while revenue declined in the APJC segment and was flat in the EMEA segment. The emerging countries of BRICM, in the aggregate, experienced 2% product revenue growth, with increases in China, Russia and Brazil partially offset by decreases in the other two BRICM countries.
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
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Total revenue was flat. Product revenue was flat while service revenue increased by 2%. Our total revenue grew in the Americas segment and declined in the EMEA and APJC segments. Product revenue for the emerging countries of BRICM, in the aggregate, was flat, as revenue increases in Brazil, Russia and China were offset by decreases in the other two BRICM countries.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$4,988	$4,695	$293	6%	$10,380	$10,175	$205	2%
Percentage of product revenue	57.3%	55.3%			58.4%	57.2%
EMEA	2,375	2,392	(17)	(1)%	4,614	4,756	(142)	(3)%
Percentage of product revenue	27.3%	28.2%			26.0%	26.7%
APJC	1,346	1,404	(58)	(4)%	2,769	2,862	(93)	(3)%
Percentage of product revenue	15.4%	16.5%			15.6%	16.1%
Total	$8,709	$8,491	$218	3%	$17,763	$17,793	$(30)	—%
Americas
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Product revenue in the Americas segment increased by 6%, led by solid growth in the service provider and public sector markets and, to a lesser extent, growth in the commercial market. These increases were partially offset by a product revenue decline in the enterprise market. The product revenue increase in the public sector market was due primarily to higher sales to the U.S. federal government. From a country perspective, product revenue increased by 5% in the United States, 19% in Canada and 11% in Brazil, partially offset by a decrease of 4% in Mexico.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
The increase in product revenue in the Americas segment was led by solid growth in the commercial market and, to a lesser extent, growth in the public sector and service provider markets. These increases were partially offset by a product revenue decline in the enterprise market. The product revenue growth in the public sector market was due primarily to higher sales to the U.S. federal government. From a country perspective, product revenue increased by 1% in the United States, 20% in Brazil and 8% in Canada, partially offset by a decrease of 16% in Mexico.
EMEA
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Product revenue in the EMEA segment decreased by 1%, led by a decline in the service provider market and, to a lesser extent, a decline in the enterprise market, partially offset by product revenue growth in the public sector and commercial markets. Product revenue from emerging countries within EMEA increased by 7% while product revenue for the remainder of the EMEA segment decreased by 3%.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
The decrease in product revenue in the EMEA segment of 3% was driven by a decline in the service provider market and, to a lesser extent, a decline in the enterprise market. We experienced product revenue growth in the public sector and commercial markets in this segment. Product revenue from emerging countries within EMEA increased by 1% while product revenue for the remainder of the EMEA segment decreased by 4%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

APJC
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Product revenue in the APJC segment decreased by 4%. The product revenue decrease was led by a decline in the service provider market, partially offset by solid growth in the commercial and enterprise markets. Product revenue in the public sector market was flat. From a country perspective, product revenue decreased by 21% in Japan and 11% in India, while product revenue increased by 8% in China.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
The decrease in product revenue in the APJC segment of 3% was led by decline in the service provider market, partially offset by product revenue growth in the commercial, enterprise and public sector markets. From a country perspective, product revenue decreased by 15% in Japan and 5% in India, while product revenue increased by 3% in China.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$6,694	$6,545	$149	2%	$13,664	$13,818	$(154)	(1)%
Applications	1,184	1,116	68	6%	2,387	2,252	135	6%
Security	558	528	30	6%	1,143	1,068	75	7%
Other Products	273	302	(29)	(10)%	569	655	(86)	(13)%
Total	$8,709	$8,491	$218	3%	$17,763	$17,793	$(30)	—%
Infrastructure Platforms
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. The Infrastructure Platforms product category increased by 2%, or $149 million, and we saw broad strength across the portfolio. Within switching, we had strong growth in our data center switching and we saw solid momentum with our intent-based networking Catalyst 9000 Series. Our revenue from data center also had strong growth driven by higher sales of server products and our hyperconverged data center offering, HyperFlex. We experienced solid revenue growth from wireless products driven by our Wave 2 offerings as well as Meraki. We had a modest decrease in sales of routing products driven by continued weakness in the service provider market.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
The Infrastructure Platforms product category decreased by 1%, or $154 million, with the vast majority of the decrease driven by lower revenue from routing products. The decrease in routing revenue was driven by weakness in the service provider market and a slowdown in enterprise routing sales. Our switching revenue decreased modestly but we saw solid momentum in campus switching with our intent-based networking Catalyst 9000 Series. Within switching, we experienced an increase in sales of data center switches, driven by strength in our Application Centric Infrastructure (ACI) portfolio. We experienced solid revenue growth from wireless products and our data center products driven by higher sales of server products and HyperFlex.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Applications
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as IoT and analytics software offerings from AppDynamics and Jasper. Revenue in our Applications product category increased by 6%, or $68 million, driven by increased revenue in Telepresence, Conferencing and analytics from our fiscal 2017 acquisition of AppDynamics partially offset by decreased revenue from unified communications endpoints. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Applications product category.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Revenue in our Applications product category increased by 6%, or $135 million, with analytics from our fiscal 2017 acquisition of AppDynamics driving the majority of the increase and a modest revenue increase from collaboration offerings.

Security
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Revenue in our Security product category increased 6%, or $30 million, driven by higher sales of unified threat management and web security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Revenue in our Security product category increased 7%, or $75 million, driven by higher sales of unified threat management and web security products.

Other Products
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
The decrease in revenue from our Other Products category of 10%, or $29 million, was driven by a decrease in revenue from Service Provider Video software and solutions.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
The decrease in revenue from our Other Products category of 13%, or $86 million, was driven by a decrease in revenue from Service Provider Video software and solutions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,016	$1,965	$51	3%	$3,974	$3,928	$46	1%
Percentage of service revenue	63.4%	63.6%			63.5%	64.0%
EMEA	687	673	14	2%	1,357	1,322	35	3%
Percentage of service revenue	21.6%	21.8%			21.7%	21.5%
APJC	475	451	24	5%	929	889	40	4%
Percentage of service revenue	15.0%	14.6%			14.8%	14.5%
Total	$3,178	$3,089	$89	3%	$6,260	$6,139	$121	2%
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Service revenue increased 3%. Technical support services revenue and advanced services revenue each increased by 3%. Technical support services revenue increased across all geographic segments. The increase in technical support services revenue was driven by an increase in software and solution support offerings. Advanced services revenue, which relates to professional services for specific customer network needs, had solid revenue growth in our EMEA and Americas segments and declined in our APJC segment.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Service revenue increased across all geographic segments. Technical support services revenue increased by 2% and advanced services increased by 3%. Technical support services revenue had solid growth in APJC and increased to a lesser extent in our Americas and EMEA segments. Advanced services revenue had strong growth in the EMEA segment and grew modestly in our APJC and Americas segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Gross margin:
Product	$5,355	$5,186	61.5%	61.1%	$10,794	$11,085	60.8%	62.3%
Service	2,143	2,090	67.4%	67.7%	4,131	4,075	66.0%	66.4%
Total	$7,498	$7,276	63.1%	62.8%	$14,925	$15,160	62.1%	63.3%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2018 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2017	61.1%	62.3%
Product pricing	(1.3)%	(1.7)%
Legal and indemnification settlements	—%	(0.7)%
Amortization of purchased intangibles	(0.4)%	(0.4)%
Mix of products sold	0.5%	0.3%
Productivity (1)	1.7%	0.9%
Other	(0.1)%	0.1%
Fiscal 2018	61.5%	60.8%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Product gross margin increased by 0.4 percentage points driven by productivity improvements and a favorable mix impact partially offset by unfavorable impacts from product pricing.
Productivity improvements were driven by value engineering efforts (e.g. component redesign, board configuration, test processes, and transformation processes), lower warranty expenses and continued operational efficiency in manufacturing operations. Our productivity continued to be negatively impacted by an increase in the cost of certain memory components which are currently constrained. We expect the higher costs on these memory components to continue to impact productivity in the near term. The favorable product mix impact was driven by our products within the Infrastructure Platforms product category. The negative pricing impact was driven by typical market factors and impacted each of our geographic segments and customer markets.
Our product gross margin was also negatively impacted by higher amortization expense from purchased intangible assets.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Product gross margin decreased by 1.5 percentage points due largely to unfavorable impacts from product pricing and a charge of $127 million to product cost of sales recorded in the first six months of fiscal 2018 related to legal and indemnification settlements, partially offset by productivity benefits and favorable product mix.
The negative pricing impact was driven by typical market factors and impacted each of our geographic segments and customer markets. While productivity was positive to overall product gross margin, the benefit was lower than the prior year as these improvements were adversely impacted by an increase in the cost of certain memory components which are currently constrained. In addition, productivity was negatively impacted by decreases in Infrastructure Platforms revenue which limited our ability to generate cost savings. Productivity improvements were driven by value engineering efforts, lower warranty expenses and continued operational efficiency in manufacturing operations. Our product gross margin was also negatively impacted by higher amortization expense from purchased intangible assets.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Gross Margin
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
Our service gross margin percentage decreased by 0.3 percentage points due to increased headcount-related costs and unfavorable mix. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
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
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
Service gross margin percentage decreased by 0.4 percentage points due largely to increased headcount-related costs and, to a lesser extent, increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Gross margin:
Americas	$4,614	$4,288	65.9%	64.4%	$9,336	$9,121	65.0%	64.7%
EMEA	1,977	2,012	64.6%	65.6%	3,816	4,025	63.9%	66.2%
APJC	1,094	1,121	60.1%	60.4%	2,259	2,325	61.1%	62.0%
Segment total	7,685	7,421	64.7%	64.1%	15,411	15,471	64.2%	64.6%
Unallocated corporate items (1)	(187)	(145)			(486)	(311)
Total	$7,498	$7,276	63.1%	62.8%	$14,925	$15,160	62.1%	63.3%

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
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
The Americas segment experienced a gross margin percentage increase due to productivity improvements and favorable product mix, partially offset by negative impacts from pricing. The favorable mix impact was driven by our products within the Infrastructure Platforms product category.
The gross margin percentage decrease in our EMEA segment was due primarily to negative impacts from pricing and mix partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
Our APJC segment gross margin percentage decreased due to negative impacts from pricing and mix, partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the overall gross margin in this segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and, to a lesser extent, a favorable product mix, partially offset by unfavorable impacts from pricing.
The gross margin percentage decrease in our EMEA segment was due primarily to the negative impacts from pricing and, to a lesser extent, an unfavorable product mix partially offset by productivity improvements.
The APJC segment gross margin percentage decreased due primarily to negative impacts from pricing, partially offset by productivity improvements and favorable product mix.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent	January 27, 2018	January 28, 2017	Variance in Dollars	Variance in Percent
Research and development	$1,549	$1,508	$41	3%	$3,116	$3,053	$63	2%
Percentage of revenue	13.0%	13.0%			13.0%	12.8%
Sales and marketing	2,235	2,222	13	1%	4,569	4,640	(71)	(2)%
Percentage of revenue	18.8%	19.2%			19.0%	19.4%
General and administrative	483	456	27	6%	1,040	1,011	29	3%
Percentage of revenue	4.1%	3.9%			4.3%	4.2%
Total	$4,267	$4,186	$81	2%	$8,725	$8,704	$21	—%
Percentage of revenue	35.9%	36.1%			36.3%	36.4%

R&D Expenses
R&D expenses increased in the second quarter and first six months of fiscal 2018, as compared with the corresponding periods of fiscal 2017, primarily due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by lower contracted services and lower acquisition-related costs.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses increased in the second quarter of fiscal 2018, as compared with the second quarter of fiscal 2017, due to higher headcount-related expenses and higher share-based compensation expense, partially offset by lower contracted services and lower discretionary spending.

Sales and marketing expenses decreased in the first six months of fiscal 2018, as compared with the first six months of fiscal 2017, due to lower contracted services and lower discretionary spending, partially offset by higher headcount-related expenses and, to a lesser extent, higher share-based compensation expense.

G&A Expenses
G&A expenses increased in the second quarter of fiscal 2018, as compared with the second quarter of fiscal 2017, due to increases in contracted services, share-based compensation expense, headcount-related expenses and discretionary spending, partially offset by the gains on divestitures.
G&A expenses increased in the first six months of fiscal 2018, as compared with the first six months of fiscal 2017, due to increases in contracted services, share-based compensation expense, discretionary spending and acquisition-related costs, partially offset by a decrease in headcount-related expenses.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effect of Foreign Currency
In the second quarter of fiscal 2018, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $24 million, or 0.6%, compared with the second quarter of fiscal 2017.
In the first six months of fiscal 2018, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $41 million, or 0.5%, compared with the first six months of fiscal 2017.

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Cost of sales—product	$23	$19	$46	$40
Cost of sales—service	31	34	65	67
Share-based compensation expense in cost of sales	54	53	111	107
Research and development	134	129	270	255
Sales and marketing	135	125	270	265
General and administrative	64	45	128	94
Restructuring and other charges	12	—	18	3
Share-based compensation expense in operating expenses	345	299	686	617
Total share-based compensation expense	$399	$352	$797	$724
The increase in share-based compensation expense in the second quarter and first six months of fiscal 2018, as compared with the corresponding periods of fiscal 2017, was due primarily to higher expense related to equity awards assumed with respect to our recent acquisitions and higher restructuring charges.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Amortization of purchased intangible assets:
Cost of sales	$160	$124	$314	$253
Operating expenses:
Amortization of purchased intangible assets	60	64	121	142
Restructuring and other charges	—	—	—	38
Total	$220	$188	$435	$433
Amortization of purchased intangible assets increased for the second quarter of fiscal 2018, as compared with the second quarter of fiscal 2017, due to amortization of purchased intangible assets from our recent acquisitions.
Amortization of purchased intangible assets increased slightly for the first six months of fiscal 2018, as compared with the first six months of fiscal 2017, due to amortization of purchased intangible assets from our recent acquisitions, partially offset by the impact of the impairment charges in the prior period.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
We incurred restructuring and other charges of $98 million and $133 million for the second quarter of fiscal 2018 and fiscal 2017, respectively, and $250 million and $544 million for first six months of fiscal 2018 and fiscal 2017, respectively. These charges were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2016. In the second quarter of fiscal 2018, we extended the restructuring action to include an additional $150 million of estimated additional pretax charges for employee severance and other one-time termination benefits. We have substantially completed the restructuring action and have incurred cumulative charges of $1.0 billion as of January 27, 2018.
We expect to reinvest substantially all of the cost savings from the restructuring action in our key priority areas. As a result, the overall cost savings from the restructuring action are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017
Operating income	$3,073	$2,893	$5,829	$5,770
Operating income as a percentage of revenue	25.9%	25.0%	24.3%	24.1%
For the second quarter of fiscal 2018, as compared with the second quarter of fiscal 2017, operating income increased by 6% and as a percentage of revenue operating income increased by 0.9 percentage points. These increases resulted primarily from a revenue increase, a gross margin percentage increase and a decrease in restructuring and other charges related to the restructuring actions announced in August 2016.
For the first six months of fiscal 2018, as compared with the first six months of fiscal 2017, operating income increased by 1% and as a percentage of revenue operating income increased by 0.2 percentage points. These increases resulted primarily from a decrease in restructuring and other charges related to the restructuring actions announced in August 2016, partially offset by a gross margin percentage decrease driven by unfavorable impacts from pricing and the charge of $127 million for legal and indemnification settlements.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	January 27, 2018	January 28, 2017	Variance in Dollars
Interest income	$396	$329	$67	$775	$624	$151
Interest expense	(247)	(222)	(25)	(482)	(420)	(62)
Interest income (expense), net	$149	$107	$42	$293	$204	$89
Interest income increased driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio. The increase in interest expense was driven by higher average debt balances and the impact of higher effective interest rates.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 27, 2018	January 28, 2017	Variance in Dollars	January 27, 2018	January 28, 2017	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$154	$4	$150	$183	$9	$174
Fixed income securities	(96)	(34)	(62)	(92)	(24)	(68)
Total available-for-sale investments	58	(30)	88	91	(15)	106
Privately held companies	2	(3)	5	37	(53)	90
Net gains (losses) on investments	60	(33)	93	128	(68)	196
Other gains (losses), net	(50)	(4)	(46)	(56)	10	(66)
Other income (loss), net	$10	$(37)	$47	$72	$(58)	$130
Three Months Ended January 27, 2018 Compared with Three Months Ended January 28, 2017
The change in total net gains (losses) on available-for-sale investments was primarily attributable to higher realized gains on publicly traded equity securities, partially offset by higher realized losses on fixed income securities as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies was primarily due to lower impairment charges on investments in privately held companies partially offset by lower realized gains on investments in privately held companies.
The change in other gains (losses), net was primarily driven by net unfavorable foreign exchange impacts and, to a lesser extent, impacts from equity derivatives.
Six Months Ended January 27, 2018 Compared with Six Months Ended January 28, 2017
The change in total net gains (losses) on available-for-sale investments was primarily attributable to higher realized gains on publicly traded equity securities, partially offset by higher realized losses on fixed income securities as a result of market conditions and the timing of sales of these securities and $26 million of impairment charges on publicly traded equity securities.
The change in net gains (losses) on investments in privately held companies was primarily due to lower impairment charges and higher realized gains on investments in privately held companies.
The change in other gains (losses), net was primarily driven by net unfavorable foreign exchange impacts and to a lesser extent, impacts from equity derivatives.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Income Taxes
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a fiscal-year taxpayer, certain provisions of the Tax Act impact us in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019, including the implementation of a modified territorial tax system and other changes to how foreign earnings are subject to U.S. tax, and elimination of the domestic manufacturing deduction.
As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, we have computed our income tax expense for the July 28, 2018 fiscal year using a blended federal tax rate of 27%. The 21% federal tax rate will apply to our fiscal year ending July 27, 2019 and each year thereafter. We must remeasure our deferred tax assets and liabilities ("DTA") using the federal tax rate that will apply when the related temporary differences are expected to reverse.
As of January 27, 2018, we had approximately $75 billion in undistributed earnings for certain foreign subsidiaries. Substantially all of these undistributed earnings are subject to the U.S. mandatory one-time transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. We have historically asserted our intention to indefinitely reinvest foreign earnings in certain foreign subsidiaries. We have reevaluated our historic assertion as a result of enactment of the Tax Act and no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we have recorded a $1.2 billion tax expense for foreign withholding tax in the second quarter of fiscal 2018. In the third quarter of fiscal 2018, we anticipate repatriating $67 billion of foreign subsidiary earnings to the U.S. (in the form of cash, cash equivalents, or investments), of which $26 billion was repatriated to the U.S. in February 2018.
During the three months ended January 27, 2018, we recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $9.0 billion of U.S. transition tax, $1.2 billion of foreign withholding tax (discussed above), and $0.9 billion re-measurement of net DTA. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. The $1.2 billion foreign withholding tax was paid in February 2018. The Tax Act is discussed more fully in Note 16 to the Consolidated Financial Statements.
The provision for income taxes resulted in an effective tax rate of 371.6% for the second quarter of fiscal 2018 compared with 20.8% for the second quarter of fiscal 2017, a net 350.8 percentage point increase for the second quarter of fiscal 2018 as compared with the second quarter of fiscal 2017. The provision for income taxes resulted in an effective tax rate of 203.1% for the first six months of fiscal 2018 as compared with 21.1% for the first six months of fiscal 2017, a net 182.0 percentage point increase for the first six months of fiscal 2018 as compared with the first six months of fiscal 2017. The increase in the effective tax rate was primarily due to the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding tax, and DTA re-measurement during the second quarter of fiscal 2018.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 27, 2018	July 29, 2017	Increase (Decrease)
Cash and cash equivalents	$17,624	$11,708	$5,916
Fixed income securities	54,439	57,077	(2,638)
Publicly traded equity securities	1,620	1,707	(87)
Total	$73,683	$70,492	$3,191
The net increase in cash and cash equivalents and investments in the first six months of fiscal 2018 was primarily driven by cash provided by operating activities of $7.2 billion and a net increase in debt of $5.7 billion. These sources of cash were partially offset by cash returned to shareholders in the form of repurchases of common stock of $5.5 billion under the stock repurchase program and cash dividends of $2.9 billion; net cash paid for acquisitions of $0.8 billion; and capital expenditures of $0.4 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $71.3 billion and $67.5 billion as of January 27, 2018 and July 29, 2017, respectively. The balance of cash and cash equivalents and investments available in the United States as of January 27, 2018 and July 29, 2017 was $2.4 billion and $3.0 billion, respectively. During the three months ended January 27, 2018, as a result of the Tax Act, all historical undistributed foreign subsidiary earnings were subject to a mandatory one-time transition tax, which resulted in a provisional tax expense of $9.0 billion. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. Approximately $0.8 billion is payable in less than one year; $1.4 billion is payable between 1 to 3 years; another $1.4 billion is payable between 3 to 5 years; and the remaining $5.4 billion is payable in more than 5 years. In February 2018, we repatriated to the U.S. $26 billion of historical undistributed foreign subsidiary earnings and paid foreign withholding tax of $1.2 billion. In the third quarter of fiscal 2018, we anticipate repatriating to the U.S. an additional $41 billion of historical undistributed foreign subsidiary earnings. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal tax. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries.
In addition to cash requirements in the normal course of business, in the third quarter of fiscal 2018, we closed the acquisition of BroadSoft for a purchase price of approximately $1.9 billion net of cash and investments. Additionally, $9.0 billion of commercial paper notes and $4.75 billion of long term debt which were outstanding at January 27, 2018 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 27, 2018	January 28, 2017
Net cash provided by operating activities	$7,150	$6,502
Acquisition of property and equipment	(379)	(526)
Free cash flow	$6,771	$5,976
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2018
January 27, 2018	$0.29	$1,425	103	$39.07	$4,011	$5,436
October 28, 2017	$0.29	$1,436	51	$31.80	$1,620	$3,056

Fiscal 2017
July 29, 2017	$0.29	$1,448	38	$31.61	$1,201	$2,649
April 29, 2017	$0.29	$1,451	15	$33.71	$503	$1,954
January 28, 2017	$0.26	$1,304	33	$30.33	$1,001	$2,305
October 29, 2016	$0.26	$1,308	32	$31.12	$1,001	$2,309
On February 14, 2018, our Board of Directors declared a quarterly dividend of $0.33 per common share to be paid on April 25, 2018 to all shareholders of record as of the close of business on April 5, 2018. Any future dividends are subject to the approval of our Board of Directors.
On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $31 billion, with no termination date. We expect to utilize this remaining authorized amount for stock repurchases over the next 18 to 24 months.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	January 27, 2018	July 29, 2017	Increase (Decrease)
Accounts receivable, net	$3,963	$5,146	$(1,183)
Our accounts receivable net, as of January 27, 2018 decreased by approximately 23%, as compared with the end of fiscal 2017, primarily due to product billings being more linear and the amount and timing of service billings in the second quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	January 27, 2018	July 29, 2017	Increase (Decrease)
Inventories	$1,896	$1,616	$280
Inventory as of January 27, 2018 increased by 17% from our inventory balance at the end of fiscal 2017. The increase in inventory was due to higher levels of manufactured finished goods in support of current order activity and an increase in raw materials due to securing memory supply which is currently constrained.
Our finished goods consist of distributor inventory and deferred cost of sales and manufactured finished goods. Distributor inventory and deferred cost of sales are related to unrecognized revenue on shipments to distributors and retail partners as well as shipments to customers. Manufactured finished goods consist primarily of build-to-order and build-to-stock products.
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements and our commitment to securing manufacturing capacity. Our purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. We believe our inventory and purchase commitments levels are in line with our current demand forecasts. The following table summarizes our purchase commitments with contract manufacturers and suppliers as of the respective period ends (in millions):

Commitments by Period	January 27, 2018	July 29, 2017
Less than 1 year	$4,498	$4,620
1 to 3 years	690	20
3 to 5 years	540	—
Total	$5,728	$4,640
Purchase commitments with contract manufacturers and suppliers increased by approximately 23% compared to the end of fiscal 2017. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 22% compared with the end of fiscal 2017.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 27, 2018	July 29, 2017	Increase (Decrease)
Lease receivables, net	$2,620	$2,650	$(30)
Loan receivables, net	4,752	4,457	295
Financed service contracts, net	2,466	2,487	(21)
Total, net	$9,838	$9,594	$244
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
The volume of channel partner financing was $13.6 billion and $13.2 billion for the first six months of fiscal 2018 and 2017, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.0 billion as of each of January 27, 2018 and July 29, 2017. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 27, 2018, the total maximum potential future payments related to these guarantees was approximately $341 million, of which approximately $131 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 27, 2018	July 29, 2017
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$1,000	$1,000
Three-month LIBOR plus 0.31%	June 15, 2018	900	900
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
1.40%	February 28, 2018	1,250	1,250
1.65%	June 15, 2018	1,600	1,600
4.95%	February 15, 2019	2,000	2,000
1.60%	February 28, 2019	1,000	1,000
2.125%	March 1, 2019	1,750	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$30,500	$30,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 27, 2018.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $9.0 billion and $3.2 billion commercial paper notes outstanding as of January 27, 2018 and July 29, 2017, respectively.
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
These credit agreements require that we comply with certain covenants, including that we maintain interest coverage ratios as defined in these agreements. As of January 27, 2018, we were in compliance with the required interest coverage ratios and the other covenants, and we had not borrowed any funds under these credit facilities.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 27, 2018	July 29, 2017	Increase (Decrease)
Service	$10,963	$11,302	$(339)
Product:
Deferred revenue related to recurring software and subscription offers	5,451	4,971	480
Other product deferred revenue	2,374	2,221	153
Total product deferred revenue	7,825	7,192	633
Total	$18,788	$18,494	$294
Reported as:
Current	$11,102	$10,821	$281
Noncurrent	7,686	7,673	13
Total	$18,788	$18,494	$294
Deferred product revenue increased 9% primarily due to increased deferrals related to recurring software and subscription offers. The portion of product deferred revenue related to recurring software and subscription offers grew 36% on a year-over-year basis to $5.5 billion as of January 27, 2018. Security and Applications continued to experience strong product deferred revenue growth during the period. The 3% decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of January 27, 2018 were $1.2 billion.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
Insieme Networks, Inc. In fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. This investment included $100 million of funding and a license to certain of our technology. During fiscal 2014, we acquired the remaining interests in Insieme, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which were determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $422 million during the first six months of fiscal 2017. During the first six months of fiscal 2017, we recorded compensation expense of $32 million related to these milestone payments. We do not expect a material amount of future compensation expense or further milestone payments related to this acquisition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $215 million as of January 27, 2018, compared with $216 million as of July 29, 2017.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of January 27, 2018 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the six months ended January 27, 2018 and January 28, 2017 was $0.4 billion and $0.9 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of January 27, 2018 and July 29, 2017, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of January 27, 2018. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of January 27, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 27, 2018, our financing receivables had a carrying value of $9.8 billion, compared with $9.6 billion as of July 29, 2017. As of January 27, 2018, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 27, 2018, we had $30.5 billion in principal amount of senior notes outstanding, which consisted of $2.9 billion floating-rate notes and $27.6 billion fixed-rate notes. The carrying amount of the senior notes was $30.4 billion, and the related fair value based on market prices was $31.8 billion. As of January 27, 2018, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.6 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of January 27, 2018 and July 29, 2017 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JANUARY 27, 2018	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$888	$1,015	$1,142	$1,269	$1,396	$1,523	$1,650

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 29, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,195	$1,366	$1,536	$1,707	$1,878	$2,048	$2,219

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of January 27, 2018, the total carrying amount of our investments in privately held companies was $982 million, compared with $983 million at July 29, 2017. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 27, 2018		July 29, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,204	$64	$2,562	$39
Sold	$506	$—	$729	$(2)
Option contracts:
Purchased	$194	$6	$528	$7
Sold	$174	$—	$486	$(1)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2018, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $41 million, or 0.5%, compared with the first six months of fiscal 2017. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $257 million for the alleged evasion of import and other taxes, $1.6 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of January 27, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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

Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, accusing our 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted our motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against us and cancelling a trial which had been set for March 12, 2018. On January 16, 2018, Straight Path appealed to the U.S. Court of Appeal for the Federal Circuit.
DXC Technology On August 21, 2015, Cisco and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP prepaid the service agreement through a financing arrangement with Cisco Capital. HP terminated its agreement with us, and pursuant to the terms of the service agreement with HP, we determined the credit HP was entitled to receive under the agreement. HP disputed our credit calculation and contended that we owe a larger credit to HP than we had calculated. In December 2015, we filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On January 8, 2018, the court continued the trial date from March 12, 2018 to June 11, 2018. We are unable to reasonably estimate the ultimate outcome of this litigation due to uncertainty surrounding the litigation process. However, we do not anticipate that our obligation, if any, regarding the final outcome of the dispute would be material.
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Product orders from the service provider market decreased in the first half of fiscal 2018 and in fiscal 2017, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
In August 2016, we announced a restructuring plan. We began taking action under this plan in the first quarter of fiscal 2017, and the plan has been substantially completed. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $257 million for the alleged evasion of import and other taxes, $1.6 billion for interest, and $1.2 billion for various penalties, all determined using an exchange rate as of January 27, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our intercompany R&D cost sharing arrangement and legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the second quarter of fiscal 2018, we have senior unsecured notes outstanding in an aggregate principal amount of $30.5 billion that mature at specific dates from calendar year 2018 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had $9.0 billion in commercial paper notes outstanding under this program as of January 27, 2018. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $2.9 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 29, 2017 to November 25, 2017	12	$35.06	12	$9,651
November 26, 2017 to December 23, 2017	30	$38.09	30	$8,508
December 24, 2017 to January 27, 2018	61	$40.36	61	$6,066
Total	103	$39.07	103
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $31 billion, with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	8-K	000-18225	10.1	12/12/2017
10.2	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 20, 2018	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)