Form 10-Q
period 2018-04-28
CISCO SYSTEMS, INC.
filed 2018-05-22
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 28, 2018

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 17, 2018: 4,702,882,494
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 28, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 28, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$6,719	$11,708
Investments	47,712	58,784
Accounts receivable, net of allowance for doubtful accounts of $115 at April 28, 2018 and $211 at July 29, 2017	4,274	5,146
Inventories	1,900	1,616
Financing receivables, net	4,868	4,856
Other current assets	1,668	1,593
Total current assets	67,141	83,703
Property and equipment, net	3,082	3,322
Financing receivables, net	4,915	4,738
Goodwill	31,654	29,766
Purchased intangible assets, net	2,681	2,539
Deferred tax assets	3,044	4,239
Other assets	1,491	1,511
TOTAL ASSETS	$114,008	$129,818
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$7,736	$7,992
Accounts payable	1,552	1,385
Income taxes payable	962	98
Accrued compensation	2,966	2,895
Deferred revenue	11,301	10,821
Other current liabilities	4,125	4,392
Total current liabilities	28,642	27,583
Long-term debt	20,336	25,725
Income taxes payable	9,076	1,250
Deferred revenue	7,652	7,673
Other long-term liabilities	1,641	1,450
Total liabilities	67,347	63,681
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,734 and 4,983 shares issued and outstanding at April 28, 2018 and July 29, 2017, respectively	43,556	45,253
Retained earnings	3,709	20,838
Accumulated other comprehensive income (loss)	(604)	46
Total equity	46,661	66,137
TOTAL LIABILITIES AND EQUITY	$114,008	$129,818
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
REVENUE:
Product	$9,304	$8,885	$27,067	$26,678
Service	3,159	3,055	9,419	9,194
Total revenue	12,463	11,940	36,486	35,872
COST OF SALES:
Product	3,625	3,405	10,594	10,113
Service	1,079	1,017	3,208	3,081
Total cost of sales	4,704	4,422	13,802	13,194
GROSS MARGIN	7,759	7,518	22,684	22,678
OPERATING EXPENSES:
Research and development	1,590	1,507	4,706	4,560
Sales and marketing	2,325	2,226	6,894	6,866
General and administrative	561	487	1,601	1,498
Amortization of purchased intangible assets	67	59	188	201
Restructuring and other charges	82	70	332	614
Total operating expenses	4,625	4,349	13,721	13,739
OPERATING INCOME	3,134	3,169	8,963	8,939
Interest income	380	354	1,155	978
Interest expense	(237)	(219)	(719)	(639)
Other income (loss), net	(24)	(113)	48	(171)
Interest and other income (loss), net	119	22	484	168
INCOME BEFORE PROVISION FOR INCOME TAXES	3,253	3,191	9,447	9,107
Provision for income taxes	562	676	13,140	1,922
NET INCOME (LOSS)	$2,691	$2,515	$(3,693)	$7,185

Net income (loss) per share:
Basic	$0.56	$0.50	$(0.76)	$1.43
Diluted	$0.56	$0.50	$(0.76)	$1.42
Shares used in per-share calculation:
Basic	4,791	5,005	4,892	5,015
Diluted	4,844	5,045	4,892	5,056

Cash dividends declared per common share	$0.33	$0.29	$0.91	$0.81
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Net income (loss)	$2,691	$2,515	$(3,693)	$7,185
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $18 and $(4) for the three and nine months ended April 28, 2018, respectively, and $(25) and $129 for the corresponding periods of fiscal 2017, respectively	(428)	229	(624)	(168)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $28 for the three and nine months ended April 28, 2018, respectively, and $(32) and $(38) for the corresponding periods of fiscal 2017, respectively	(14)	44	(80)	53
	(442)	273	(704)	(115)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0 and $(3) for the three and nine months ended April 28, 2018, respectively, and $(5) and $(1) for the corresponding periods of fiscal 2017, respectively	(10)	20	25	(24)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $7 for the three and nine months ended April 28, 2018, respectively, and $(2) and $(5) for the corresponding periods of fiscal 2017, respectively	(25)	25	(52)	61
	(35)	45	(27)	37
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $3 and $(3) for the three and nine months ended April 28, 2018, respectively, and $(6) and $(7) for the corresponding periods of fiscal 2017, respectively	(255)	134	36	63
Other comprehensive income (loss)	(732)	452	(695)	(15)
Comprehensive income (loss)	1,959	2,967	(4,388)	7,170
Comprehensive (income) loss attributable to noncontrolling interests	—	7	—	(1)
Comprehensive income (loss) attributable to Cisco Systems, Inc.	$1,959	$2,974	$(4,388)	$7,169
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 28, 2018	April 29, 2017
Cash flows from operating activities:
Net income (loss)	$(3,693)	$7,185
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and other	1,676	1,708
Share-based compensation expense	1,184	1,124
Provision for receivables	(104)	20
Deferred income taxes	1,013	(125)
Excess tax benefits from share-based compensation	—	(125)
(Gains) losses on divestitures, investments and other, net	(159)	156
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,064	1,253
Inventories	(289)	(149)
Financing receivables	(165)	(773)
Other assets	(135)	140
Accounts payable	148	149
Income taxes, net	8,795	(112)
Accrued compensation	53	(154)
Deferred revenue	415	592
Other liabilities	(237)	(1,014)
Net cash provided by operating activities	9,566	9,875
Cash flows from investing activities:
Purchases of investments	(14,132)	(35,562)
Proceeds from sales of investments	12,422	24,414
Proceeds from maturities of investments	12,259	8,390
Acquisition of businesses, net of cash and cash equivalents acquired	(2,789)	(3,211)
Proceeds from business divestitures	27	—
Purchases of investments in privately held companies	(126)	(172)
Return of investments in privately held companies	163	168
Acquisition of property and equipment	(620)	(756)
Proceeds from sales of property and equipment	54	6
Other	(3)	35
Net cash provided by (used in) investing activities	7,255	(6,688)
Cash flows from financing activities:
Issuances of common stock	318	418
Repurchases of common stock—repurchase program	(11,562)	(2,516)
Shares repurchased for tax withholdings on vesting of restricted stock units	(541)	(497)
Short-term borrowings, original maturities of 90 days or less, net	(2,502)	2,000
Issuances of debt	6,877	6,232
Repayments of debt	(9,875)	(4,151)
Excess tax benefits from share-based compensation	—	125
Dividends paid	(4,433)	(4,063)
Other	(92)	(250)
Net cash used in financing activities	(21,810)	(2,702)
Net increase (decrease) in cash and cash equivalents	(4,989)	485
Cash and cash equivalents, beginning of period	11,708	7,631
Cash and cash equivalents, end of period	$6,719	$8,116

Supplemental cash flow information:
Cash paid for interest	$739	$727
Cash paid for income taxes, net	$3,332	$2,159
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net income (loss)			(3,693)		(3,693)		(3,693)
Other comprehensive income (loss)				(695)	(695)		(695)
Issuance of common stock	61	318			318		318
Repurchase of common stock	(294)	(2,679)	(8,967)		(11,646)		(11,646)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(541)			(541)		(541)
Cash dividends declared ($0.91 per common share)			(4,433)		(4,433)		(4,433)
Effect of adoption of accounting standards			(36)	45	9		9
Share-based compensation		1,184			1,184		1,184
Purchase acquisitions and other		21			21		21
BALANCE AT APRIL 28, 2018	4,734	$43,556	$3,709	$(604)	$46,661	$—	$46,661

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			7,185		7,185		7,185
Other comprehensive income (loss)				(16)	(16)	1	(15)
Issuance of common stock	65	418			418		418
Repurchase of common stock	(80)	(708)	(1,797)		(2,505)		(2,505)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(497)			(497)		(497)
Cash dividends declared ($0.81 per common share)			(4,063)		(4,063)		(4,063)
Tax effects from employee stock incentive plans		(34)			(34)		(34)
Share-based compensation		1,138			1,138		1,138
Purchase acquisitions and other		170			170		170
BALANCE AT APRIL 29, 2017	4,998	$45,003	$20,721	$(342)	$65,382	$—	$65,382

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
The accompanying financial data as of April 28, 2018 and for the three and nine months ended April 28, 2018 and April 29, 2017 has been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 29, 2017 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended July 29, 2017.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of April 28, 2018; the results of operations and the statements of comprehensive income (loss) for the three and nine months ended April 28, 2018 and April 29, 2017; the statements of cash flows and equity for the nine months ended April 28, 2018 and April 29, 2017, as applicable, have been made. The results of operations for the three and nine months ended April 28, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. The Company has evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
Share-Based Compensation In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. Cisco adopted this accounting standard update beginning the first quarter of fiscal 2018 on a prospective basis. This resulted in an overall decrease in the effective tax rate for the nine months ended April 28, 2018 due to recognition of excess tax benefits from share-based compensation. The application of this accounting standard update did not have a material impact on the Company's Consolidated Financial Statements.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income In February 2018, the FASB issued an accounting standard update that allows companies to reclassify from accumulated other comprehensive income ("AOCI") to retained earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The guidance is effective January 1, 2019 with early adoption permitted. Cisco early adopted this accounting standard update in the third quarter of fiscal 2018 and elected not to reclassify prior periods. Adoption of this standard resulted in a decrease of $45 million to retained earnings due to the reclassification from AOCI to retained earnings.

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
The new standard will primarily impact Cisco’s revenue recognition for software arrangements and sales to two-tier distributors. In both areas, the new standard will accelerate the recognition of revenue. The table below details the timing of when revenue is typically recognized under the current revenue standard compared to the timing of when revenue will typically be recognized under the New Revenue Standard for these major areas:

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
Leases In February 2016, the FASB issued an accounting standard update and subsequent amendments related to leases requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The accounting standard update will be effective for Cisco beginning in the first quarter of fiscal 2020 on a modified retrospective basis, and early adoption is permitted. Cisco is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.
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
Income Taxes on Intra-Entity Transfers of Assets In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. The accounting standard update will be effective for Cisco beginning in the first quarter of fiscal 2019 on a modified retrospective basis, and early adoption is permitted. Cisco currently estimates a net increase of approximately $1.3 billion to net deferred tax assets and retained earnings upon adoption of the standard related to the unrecognized income tax effects of asset transfers that occurred prior to the adoption date. The ongoing impact of this standard will be facts and circumstances dependent on any transactions within its scope.
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
The Company completed seven acquisitions during the nine months ended April 28, 2018. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Viptela	$497	$(18)	$180	$335
Springpath	248	(11)	160	99
BroadSoft	2,179	353	430	1,396
Others (four in total)	72	4	42	26
Total	$2,996	$328	$812	$1,856
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
On February 1, 2018, the Company completed its acquisition of publicly held BroadSoft, Inc. ("BroadSoft"), a cloud calling and contact center solutions company. Revenue from the BroadSoft acquisition has been included in the Company's Applications product category.
The total purchase consideration related to acquisitions completed during the nine months ended April 28, 2018 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $174 million. Total transaction costs related to acquisition and divestiture activities were $25 million and $7 million for the nine months ended April 28, 2018 and April 29, 2017, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations. For the nine months ended April 28, 2018, the Company recognized a gain of $46 million in connection with a step acquisition. This gain was recognized in other income (loss), net in the Consolidated Statement of Operations.
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
The goodwill generated from acquisitions completed during the nine months ended April 28, 2018 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during the nine months ended April 28, 2018 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.
The Company completed two divestitures during the second quarter of fiscal 2018. The financial statement impact of these divestitures was not material for the nine months ended April 28, 2018.
Pending Divestiture On May 1, 2018, the Company announced a definitive agreement to sell its Service Provider Video Software Solutions ("SPVSS") business. As of April 28, 2018, this business had tangible assets of approximately $200 million (primarily comprised of accounts receivables, inventories and various other current and long-term assets) and net intangible assets and goodwill (based on relative fair value) of $300 million. In addition, the business had total liabilities of approximately $370 million (primarily comprised of deferred revenue and various other current and long-term liabilities). These assets and liabilities were held for sale and were not presented separately as the amounts were not material to the Consolidated Balance Sheet. The transaction is expected to close in the first quarter of fiscal 2019, subject to regulatory approvals and customary closing conditions.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to the Company’s reportable segments as of and during the nine months ended April 28, 2018 (in millions):

	Balance at			Balance at
	July 29, 2017	Acquisitions	Other	April 28, 2018
Americas	$18,691	$1,194	$17	$19,902
EMEA	7,057	491	9	7,557
APJC	4,018	171	6	4,195
Total	$29,766	$1,856	$32	$31,654
“Other” in the table above primarily consists of foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of the Company’s intangible assets acquired through acquisitions completed during the nine months ended April 28, 2018 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Viptela	5.0	$144	6.0	$35	1.0	$1	$—	$180
Springpath	4.0	157	0.0	—	0.0	—	3	160
BroadSoft	4.0	255	6.0	169	2.0	6	—	430
Others (four in total)	3.9	39	4.0	3	0.0	—	—	42
Total		$595		$207		$7	$3	$812
The following tables present details of the Company’s purchased intangible assets (in millions):

April 28, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,657	$(1,738)	$1,919
Customer relationships	1,538	(909)	629
Other	63	(34)	29
Total purchased intangible assets with finite lives	5,258	(2,681)	2,577
In-process research and development, with indefinite lives	104	—	104
Total	$5,362	$(2,681)	$2,681

July 29, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,182	$(1,386)	$1,796
Customer relationships	1,353	(765)	588
Other	82	(38)	44
Total purchased intangible assets with finite lives	4,617	(2,189)	2,428
In-process research and development, with indefinite lives	111	—	111
Total	$4,728	$(2,189)	$2,539
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment charges related to purchased intangible assets for the three and nine months ended April 28, 2018 were $1 million. Impairment charges related to purchased intangible assets for the three and nine months ended April 29, 2017 were zero and $42 million, respectively. Of these impairment charges, $38 million was recorded to restructuring and other charges in connection with the Company's decision to exit certain product lines, and the corresponding elimination of future associated cash flows. Impairment charges were primarily as a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of the Company’s technology and IPR&D intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Amortization of purchased intangible assets:
Cost of sales	$177	$141	$491	$394
Operating expenses
Amortization of purchased intangible assets	67	59	188	201
Restructuring and other charges	—	—	—	38
Total	$244	$200	$679	$633
The estimated future amortization expense of purchased intangible assets with finite lives as of April 28, 2018 is as follows (in millions):

Fiscal Year	Amount
2018 (remaining three months)	$235
2019	883
2020	665
2021	463
2022	212
Thereafter	119
Total	$2,577

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Restructuring and Other Charges
Fiscal 2018 Plan The Company initiated a restructuring plan in the third quarter of fiscal 2018 (the "Fiscal 2018 Plan") in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. In connection with the Fiscal 2018 Plan, the Company incurred charges of $82 million for the three and nine months ended April 28, 2018. These aggregate pretax charges are primarily cash based and consist of employee severance and other one-time termination benefits, and other associated costs. The Company expects the Fiscal 2018 Plan to be substantially completed in fiscal 2019.
Fiscal 2017 Plan The Company began taking action under a restructuring plan in August 2016 (the "Fiscal 2017 Plan"), in order to reinvest in its key priority areas. In the first quarter of fiscal 2018, the Company extended the Fiscal 2017 Plan to include an additional $150 million of estimated additional pretax charges for employee severance and other one-time termination benefits. The Company incurred cumulative charges of approximately $1.0 billion, which were primarily cash based and consisted of employee severance and other one-time termination benefits, and other associated costs. The Company completed the Fiscal 2017 Plan in the third quarter of fiscal 2018.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 PLAN		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$—	$—	$117
Charges	223	27	75	7	332
Cash payments	(245)	(30)	(49)	(1)	(325)
Non-cash items	4	(18)	—	(6)	(20)
Liability as of April 28, 2018	$56	$22	$26	$—	$104

	FISCAL 2017 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 30, 2016	$21	$24	$45
Charges	510	104	614
Cash payments	(463)	(26)	(489)
Non-cash items	(7)	(57)	(64)
Liability as of April 29, 2017	$61	$45	$106

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 28, 2018	July 29, 2017
Inventories:
Raw materials	$459	$289
Work in Process	—	1
Finished goods:
Distributor inventory and deferred cost of sales	476	451
Manufactured finished goods	659	552
Total finished goods	1,135	1,003
Service-related spares	273	300
Demonstration systems	33	23
Total	$1,900	$1,616

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,768	$4,926
Computer equipment and related software	1,111	1,258
Production, engineering, and other equipment	5,709	5,707
Operating lease assets	370	356
Furniture and fixtures	368	572
Total gross property and equipment	12,326	12,819
Less: accumulated depreciation and amortization	(9,244)	(9,497)
Total	$3,082	$3,322

Deferred revenue:
Service	$10,960	$11,302
Product:
Deferred revenue related to recurring software and subscription offers	5,635	4,971
Other product deferred revenue	2,358	2,221
Total product deferred revenue	7,993	7,192
Total	$18,953	$18,494
Reported as:
Current	$11,301	$10,821
Noncurrent	7,652	7,673
Total	$18,953	$18,494

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
A summary of the Company's financing receivables is presented as follows (in millions):

April 28, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,660	$4,963	$2,398	$10,021
Residual value	166	—	—	166
Unearned income	(142)	—	—	(142)
Allowance for credit loss	(165)	(85)	(12)	(262)
Total, net	$2,519	$4,878	$2,386	$9,783
Reported as:
Current	$1,223	$2,288	$1,357	$4,868
Noncurrent	1,296	2,590	1,029	4,915
Total, net	$2,519	$4,878	$2,386	$9,783

July 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,784	$4,560	$2,517	$9,861
Residual value	173	—	—	173
Unearned income	(145)	—	—	(145)
Allowance for credit loss	(162)	(103)	(30)	(295)
Total, net	$2,650	$4,457	$2,487	$9,594
Reported as:
Current	$1,301	$2,104	$1,451	$4,856
Noncurrent	1,349	2,353	1,036	4,738
Total, net	$2,650	$4,457	$2,487	$9,594
Future minimum lease payments to the Company on lease receivables as of April 28, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining three months)	$324
2019	1,158
2020	673
2021	348
2022	134
Thereafter	23
Total	$2,660
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by the Company’s internal credit risk rating as of April 28, 2018 and July 29, 2017 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 28, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,207	$1,248	$63	$2,518
Loan receivables	3,234	1,654	75	4,963
Financed service contracts	1,519	863	16	2,398
Total	$5,960	$3,765	$154	$9,879

	INTERNAL CREDIT RISK RATING
July 29, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,408	$1,181	$50	$2,639
Loan receivables	2,865	1,516	179	4,560
Financed service contracts	1,593	902	22	2,517
Total	$5,866	$3,599	$251	$9,716
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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of April 28, 2018 and July 29, 2017 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 28, 2018	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$32	$42	$282	$356	$2,162	$2,518	$15	$15
Loan receivables	92	74	353	519	4,444	4,963	37	37
Financed service contracts	94	121	321	536	1,862	2,398	3	3
Total	$218	$237	$956	$1,411	$8,468	$9,879	$55	$55

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2017	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$160	$60	$216	$436	$2,203	$2,639	$14	$14
Loan receivables	230	48	259	537	4,023	4,560	43	43
Financed service contracts	160	77	523	760	1,757	2,517	18	2
Total	$550	$185	$998	$1,733	$7,983	$9,716	$75	$59
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $618 million and $666 million as of April 28, 2018 and July 29, 2017, respectively.
As of April 28, 2018, the Company had financing receivables of $311 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $315 million as of July 29, 2017.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended April 28, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 27, 2018	$165	$94	$13	$272
Provisions	1	(8)	(1)	(8)
Foreign exchange and other	(1)	(1)	—	(2)
Allowance for credit loss as of April 28, 2018	$165	$85	$12	$262

Nine months ended April 28, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions	2	(19)	(17)	(34)
Foreign exchange and other	1	1	(1)	1
Allowance for credit loss as of April 28, 2018	$165	$85	$12	$262

Three months ended April 29, 2017	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 28, 2017	$225	$106	$47	$378
Provisions	3	10	(14)	(1)
Recoveries (write-offs), net	(8)	—	(1)	(9)
Foreign exchange and other	—	1	—	1
Allowance for credit loss as of April 29, 2017	$220	$117	$32	$369

Nine months ended April 29, 2017	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions	1	22	(15)	8
Recoveries (write-offs), net	(10)	(4)	(1)	(15)
Foreign exchange and other	(1)	2	—	1
Allowance for credit loss as of April 29, 2017	$220	$117	$32	$369
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Typically, the Company also considers receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 28, 2018 and July 29, 2017, are presented under “(b) Credit Quality of Financing Receivables” above.
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
The Company provides financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	April 28, 2018	July 29, 2017
Operating lease assets	$370	$356
Accumulated depreciation	(242)	(212)
Operating lease assets, net	$128	$144
Minimum future rentals on noncancelable operating leases as of April 28, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining three months)	$54
2019	168
2020	85
2021	21
Thereafter	2
Total	$330

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize the Company’s available-for-sale investments (in millions):

April 28, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$13,672	$—	$(141)	$13,531
U.S. government agency securities	1,166	—	(10)	1,156
Non-U.S. government and agency securities	282	—	(1)	281
Corporate debt securities	29,639	53	(454)	29,238
U.S. agency mortgage-backed securities	2,009	—	(73)	1,936
Commercial paper	195	—	—	195
Certificates of deposit	50	—	—	50
Total fixed income securities	47,013	53	(679)	46,387
Publicly traded equity securities	843	486	(4)	1,325
Total (1)	$47,856	$539	$(683)	$47,712

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,880	$3	$(60)	$19,823
U.S. government agency securities	2,057	—	(5)	2,052
Non-U.S. government and agency securities	389	—	(1)	388
Corporate debt securities	31,626	202	(93)	31,735
U.S. agency mortgage-backed securities	2,037	3	(17)	2,023
Commercial paper	996	—	—	996
Certificates of deposit	60	—	—	60
Total fixed income securities	57,045	208	(176)	57,077
Publicly traded equity securities	1,180	554	(27)	1,707
Total (1)	$58,225	$762	$(203)	$58,784
(1) Includes investments that were pending settlement as of the respective fiscal years. The net unsettled investment purchases (sales) were $(7) million and $(30) million as of April 28, 2018 and July 29, 2017, respectively.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to available-for-sale investments (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Gross realized gains	$101	$43	$333	$91
Gross realized losses	(84)	(119)	(225)	(182)
Total	$17	$(76)	$108	$(91)
The following table presents the realized net gains (losses) related to available-for-sale investments by security type (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Net gains (losses) on investments in publicly traded equity securities	$56	$(59)	$239	$(50)
Net gains (losses) on investments in fixed income securities	(39)	(17)	(131)	(41)
Total	$17	$(76)	$108	$(91)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at April 28, 2018 and July 29, 2017 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 28, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$7,585	$(99)	$5,508	$(42)	$13,093	$(141)
U.S. government agency securities	473	(5)	682	(5)	1,155	(10)
Non-U.S. government and agency securities	110	—	171	(1)	281	(1)
Corporate debt securities	18,094	(348)	3,706	(106)	21,800	(454)
U.S. agency mortgage-backed securities	1,104	(32)	827	(41)	1,931	(73)
Total fixed income securities	27,366	(484)	10,894	(195)	38,260	(679)
Publicly traded equity securities	41	(4)	—	—	41	(4)
Total	$27,407	$(488)	$10,894	$(195)	$38,301	$(683)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$14,962	$(55)	$771	$(5)	$15,733	$(60)
U.S. government agency securities	1,791	(4)	130	(1)	1,921	(5)
Non-U.S. government and agency securities	368	(1)	—	—	368	(1)
Corporate debt securities	9,487	(92)	101	(1)	9,588	(93)
U.S. agency mortgage-backed securities	1,485	(16)	38	(1)	1,523	(17)
Total fixed income securities	28,093	(168)	1,040	(8)	29,133	(176)
Publicly traded equity securities	122	(27)	—	—	122	(27)
Total	$28,215	$(195)	$1,040	$(8)	$29,255	$(203)
The net realized losses related to the Company's available-for-sale investments included impairment charges of $26 million and $52 million for the three and nine months ended April 28, 2018, respectively. For the three and nine months ended April 29, 2017, the net realized losses related to the Company's available-for-sale investments included impairment charges of $73 million. These impairment charges related primarily to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary.
As of April 28, 2018, for fixed income securities that were in unrealized loss positions, the Company has determined that (i) it does not have the intent to sell any of these investments and (ii) it is not more likely than not that it will be required to sell any of these investments before recovery of the entire amortized cost basis. In addition, as of April 28, 2018, the Company anticipates that it will recover the entire amortized cost basis of such fixed income securities and has determined that no other-than-temporary impairments associated with credit losses were required to be recognized during the nine months ended April 28, 2018.
The Company has evaluated its publicly traded equity securities as of April 28, 2018 and has determined that there were no additional other-than-temporary impairments in the respective categories of unrealized losses. This determination was based on several factors, which include the length of time and extent to which fair value has been less than the cost basis, the financial condition and near-term prospects of the issuer, and the Company’s intent and ability to hold the publicly traded equity securities for a period of time sufficient to allow for any anticipated recovery in market value.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of the Company’s fixed income securities as of April 28, 2018 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$13,959	$13,908
Due in 1 to 2 years	10,521	10,414
Due in 2 to 5 years	18,552	18,230
Due after 5 years	1,972	1,900
Mortgage-backed securities with no single maturity	2,009	1,935
Total	$47,013	$46,387
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(d)	Securities Lending
The Company periodically engages in securities lending activities with certain of its available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 28, 2018 and April 29, 2017 was $0.3 billion and $0.8 billion, respectively. The Company requires collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. The Company engages in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify the Company against collateral losses. The Company did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 28, 2018 and July 29, 2017, the Company had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of the investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of April 28, 2018 and July 29, 2017, the amounts are summarized in the following table (in millions):

	April 28, 2018	July 29, 2017
Equity method investments	$118	$124
Cost method investments	851	859
Total	$969	$983
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, the Company has investments in privately held companies and provides financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. The Company evaluates on an ongoing basis its investments in these privately held companies and its customer financings, and has determined that as of April 28, 2018, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in the Company’s Consolidated Financial Statements.
As of April 28, 2018, the carrying value of investments in privately held companies was $969 million, of which $511 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, the Company has additional funding commitments of $212 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent the Company's maximum exposure related to these variable interest entities.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis as of April 28, 2018 and July 29, 2017 were as follows (in millions):

	APRIL 28, 2018 FAIR VALUE MEASUREMENTS				JULY 29, 2017 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,732	$—	$—	$4,732	$9,567	$—	$—	$9,567
U.S. government securities	—	—	—	—	—	139	—	139
Commercial paper	—	—	—	—	—	160	—	160
Certificates of deposit	—	—	—	—	—	25	—	25
Available-for-sale investments:
U.S. government securities	—	13,531	—	13,531	—	19,823	—	19,823
U.S. government agency securities	—	1,156	—	1,156	—	2,052	—	2,052
Non-U.S. government and agency securities	—	281	—	281	—	388	—	388
Corporate debt securities	—	29,238	—	29,238	—	31,735	—	31,735
U.S. agency mortgage-backed securities	—	1,936	—	1,936	—	2,023	—	2,023
Commercial paper	—	195	—	195	—	996	—	996
Certificates of deposit	—	50	—	50	—	60	—	60
Publicly traded equity securities	1,325	—	—	1,325	1,707	—	—	1,707
Derivative assets	—	13	—	13	—	149	—	149
Total	$6,057	$46,400	$—	$52,457	$11,274	$57,550	$—	$68,824
Liabilities:
Derivative liabilities	$—	$92	$—	$92	$—	$4	$—	$4
Total	$—	$92	$—	$92	$—	$4	$—	$4

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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents the Company’s assets that were measured at fair value on a nonrecurring basis during the indicated periods and the related recognized gains and losses for the periods indicated (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED		TOTAL GAINS (LOSSES) FOR THE NINE MONTHS ENDED
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Investments in privately held companies (impaired)	$(12)	$(51)	$(51)	$(162)
Purchased intangible assets (impaired)	(1)	—	(1)	(42)
Property held for sale—land and buildings	—	—	20	(24)
Gains (losses) on assets no longer held	(5)	—	(5)	—
Total gains (losses) for nonrecurring measurements	$(18)	$(51)	$(37)	$(228)
These assets were measured at fair value due to events or circumstances the Company identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, the Company considers any significant changes in the financial metrics and economic variables and also uses third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $56 million and $92 million as of April 28, 2018 and April 29, 2017, respectively.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was zero and $7 million as of April 28, 2018 and April 29, 2017, respectively.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charge as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of the property held for sale that was impaired was zero and $11 million as of April 28, 2018 and April 29, 2017, respectively.

(d) Other Fair Value Disclosures
The carrying value of investments in privately held companies that were accounted for under the cost method was $851 million and $859 million as of April 28, 2018 and July 29, 2017, respectively. It was not practicable to estimate the fair value of this portfolio.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of April 28, 2018 and July 29, 2017 was $3.6 billion and $3.4 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. The Company uses significant unobservable inputs in determining discounted cash flows to estimate the fair value of its long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 28, 2018, the estimated fair value of the short-term debt approximates its carrying value due to the short maturities. As of April 28, 2018, the fair value of the Company’s senior notes and other long-term debt was $29.0 billion with a carrying amount of $28.1 billion. This compares to a fair value of $32.1 billion and a carrying amount of $30.5 billion as of July 29, 2017. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes the Company’s short-term debt (in millions, except percentages):

	April 28, 2018		July 29, 2017
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$7,736	2.91%	$4,747	1.66%
Commercial paper	—	—%	3,245	1.16%
Total short-term debt	$7,736		$7,992
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes the Company’s long-term debt (in millions, except percentages):

		April 28, 2018		July 29, 2017
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$—	—	$1,000	1.84%
Three-month LIBOR plus 0.31%	June 15, 2018	900	2.50%	900	1.62%
Three-month LIBOR plus 0.50%	March 1, 2019	500	2.57%	500	1.76%
Three-month LIBOR plus 0.34%	September 20, 2019	500	2.58%	500	1.66%
Fixed-rate notes:
1.40%	February 28, 2018	—	—	1,250	1.47%
1.65%	June 15, 2018	1,600	1.72%	1,600	1.72%
4.95%	February 15, 2019	2,000	5.12%	2,000	4.96%
1.60%	February 28, 2019	1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019	1,750	2.50%	1,750	1.84%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	4.38%	2,500	3.84%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	2.66%	500	2.00%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	2.94%	500	2.26%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	2.78%	1,000	2.12%
3.50%	June 15, 2025	500	3.10%	500	2.43%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		28,250		30,500
Unaccreted discount/issuance costs		(119)		(136)
Hedge accounting fair value adjustments		(59)		108
Total		$28,072		$30,472

Reported as:
Current portion of long-term debt		$7,736		$4,747
Long-term debt		20,336		25,725
Total		$28,072		$30,472

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by the Company at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued in the future pursuant to the Company’s short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 28, 2018, the Company was in compliance with all debt covenants.
As of April 28, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2018 (remaining three months)	$2,500
2019	5,250
2020	6,000
2021	3,000
2022	2,500
Thereafter	9,000
Total	$28,250

(c)	Credit Facility
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
This credit agreement requires that the Company comply with certain covenants, including that the Company maintains an interest coverage ratio as defined in the agreement. As of April 28, 2018, the Company was in compliance with the required interest coverage ratio and the other covenants, and the Company had not borrowed any funds under this credit facility.

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
The fair values of the Company’s derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 28, 2018	July 29, 2017	Balance Sheet Line Item	April 28, 2018	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$12	$46	Other current liabilities	$1	$1
Equity derivatives	Other current assets	—	—	Other current liabilities	24	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	12	—
Interest rate derivatives	Other assets	—	102	Other long-term liabilities	54	—
Total		12	148		91	1
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	1	Other current liabilities	1	3
Total return swaps—deferred compensation	Other current assets	—	—	Other current liabilities	—	—
Total		1	1		1	3
Total		$13	$149		$92	$4

The effects of the Company’s cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	April 28, 2018	April 29, 2017	Line Item in Statements of Operations	April 28, 2018	April 29, 2017
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(10)	$25	Operating expenses	$21	$(20)
			Cost of sales—service	7	(7)
Total	$(10)	$25		$28	$(27)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$7	$(10)	Other income (loss), net	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
	April 28, 2018	April 29, 2017	Line Item in Statements of Operations	April 28, 2018	April 29, 2017
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$28	$(23)	Operating expenses	$45	$(50)
			Cost of sales—service	14	(16)
Total	$28	$(23)		$59	$(66)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(10)	$(4)	Other income (loss), net	$—	$—
As of April 28, 2018, the Company estimates that approximately $18 million of net derivative gains related to its cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Interest rate derivatives	Interest expense	$(59)	$(6)	$58	$7
Equity derivatives	Other income (loss), net	25	—	(25)	—
Total		$(34)	$(6)	$33	$7

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Interest rate derivatives	Interest expense	$(168)	$(272)	$167	$269
Equity derivatives	Other income (loss), net	(24)	—	24	—
Total		$(192)	$(272)	$191	$269
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Foreign currency derivatives	Other income (loss), net	$(53)	$4	$20	$(32)
Total return swaps—deferred compensation	Operating expenses	(28)	19	29	42
Equity derivatives	Other income (loss), net	(7)	1	(4)	10
Total		$(88)	$24	$45	$20

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of the Company’s outstanding derivatives are summarized as follows (in millions):

	April 28, 2018	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$326	$1,696
Interest rate derivatives	6,750	6,750
Net investment hedging instruments	455	351
Equity derivatives	302	—
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,199	2,258
Total return swaps—deferred compensation	553	535
Total	$10,585	$11,590

(b)	Offsetting of Derivative Instruments
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

	April 28, 2018
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$13	$—	$13	$(8)	$—	$5
Derivatives liabilities	$92	$—	$92	$(8)	$(50)	$34

	July 29, 2017
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$149	$—	$149	$(4)	$(81)	$64
Derivatives liabilities	$4	$—	$4	$(4)	$—	$—

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   The Company’s primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, the Company may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 28, 2018 and July 29, 2017, the Company did not have any outstanding interest rate derivatives related to its fixed income securities.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the nine months ended April 28, 2018, the Company did not enter into any interest rate swaps. In prior fiscal years, the Company entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, the Company receives fixed-rate interest payments and makes interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current assets and other assets.

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
The Company leases office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland and the United Kingdom. The Company also leases equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 28, 2018 are as follows (in millions):

Fiscal Year	Amount
2018 (remaining three months)	$110
2019	343
2020	251
2021	164
2022	131
Thereafter	194
Total	$1,193

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
The following table summarizes the Company's purchase commitments with contract manufacturers and suppliers as of the respective period ends (in millions):

Commitments by Period	April 28, 2018	July 29, 2017
Less than 1 year	$5,077	$4,620
1 to 3 years	700	20
3 to 5 years	450	—
Total	$6,227	$4,640
The Company records a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of its future demand forecasts consistent with the valuation of the Company’s excess and obsolete inventory. As of April 28, 2018 and July 29, 2017, the liability for these purchase commitments was $163 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with the Company’s acquisitions, the Company has agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with the Company of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Compensation expense related to acquisitions	$53	$36	$141	$173

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 28, 2018, the Company estimated that future cash compensation expense of up to $370 million may be required to be recognized pursuant to the applicable business combination agreements.
Insieme Networks, Inc. In fiscal 2012, the Company made an investment in Insieme, an early stage company focused on research and development in the data center market. This investment included $100 million of funding and a license to certain of the Company’s technology. During fiscal 2014, the Company acquired the remaining interests in Insieme, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which were determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $436 million during the nine months ended April 29, 2017. The Company recorded compensation expense of $9 million and $41 million during the three and nine months ended April 29, 2017, respectively, related to these milestone payments. The Company does not expect a material amount of future compensation expense or further milestone payments related to this acquisition.
The Company also has certain funding commitments, primarily related to its investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $212 million and $216 million as of April 28, 2018 and July 29, 2017, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 28, 2018	April 29, 2017
Balance at beginning of period	$407	$414
Provisions for warranty issued	431	528
Adjustments for pre-existing warranties	(32)	(17)
Settlements	(441)	(511)
Balance at end of period	$365	$414
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
Channel Partner Financing Guarantees   The Company facilitates arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, the Company guarantees a portion of these arrangements. The volume of channel partner financing was $7.1 billion and $6.6 billion for the three months ended April 28, 2018 and April 29, 2017, respectively, and was $20.7 billion and $19.7 billion for the nine months ended April 28, 2018 and April 29, 2017, respectively. The balance of the channel partner financing subject to guarantees was $1.0 billion as of each of April 28, 2018 and July 29, 2017.
End-User Financing Guarantees   The Company also provides financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which the Company had provided guarantees was $3 million and $10 million for the three months ended April 28, 2018 and April 29, 2017, respectively, and was $29 million and $47 million for the nine months ended April 28, 2018 and April 29, 2017, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 28, 2018 and July 29, 2017, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 28, 2018	July 29, 2017
Maximum potential future payments relating to financing guarantees:
Channel partner	$262	$240
End user	41	74
Total	$303	$314
Deferred revenue associated with financing guarantees:
Channel partner	$(90)	$(82)
End user	(32)	(52)
Total	$(122)	$(134)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$181	$180
Other Guarantees The Company’s other guarantee arrangements as of April 28, 2018 and July 29, 2017 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liabilities
In fiscal 2014, the Company recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. The Company performs regular assessments of the sufficiency of this liability and reduced the amount by $74 million and $164 million in fiscal 2016 and fiscal 2015, respectively based on updated analyses. During the second quarter of fiscal 2017, the Company further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. In addition, during the second quarter of fiscal 2017, the Company recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of the Company’s products. The liabilities related to the supplier component remediation matters as of April 28, 2018 and July 29, 2017 were $98 million and $174 million, respectively.

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
For the nine months ended April 28, 2018, the Company recorded legal and indemnification settlement charges of $127 million to product cost of sales in relation to these matters. At this time, the Company does not anticipate that its obligations regarding the final outcome of the above matters would be material.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $234 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.1 billion for various penalties, all determined using an exchange rate as of April 28, 2018. The Company has completed a thorough review of the matters and believes the asserted claims against the Company’s Brazilian subsidiary are without merit, and the Company is defending the claims vigorously. While the Company believes there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, the Company is unable to determine the likelihood of an unfavorable outcome against its Brazilian subsidiary and is unable to reasonably estimate a range of loss, if any. The Company does not expect a final judicial determination for several years.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against the Company in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that the Company's AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from the Company. On August 18, 2015, the Company petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against the Company is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that the Company would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. On June 28, 2016, in light of the PTAB’s decision to review the patent’s validity, the district court issued an order staying the district court case pending the final written decision from the PTAB. On February 22, 2017, following a hearing, the PTAB issued its Final Written Decision that the patent’s claims are unpatentable. SSL appealed this decision to the Court of Appeals for the Federal Circuit and, on May 7, 2018, the Federal Circuit summarily affirmed the PTAB's decision of unpatentability.
Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against the Company in the U.S. District Court for the Northern District of California, accusing the Company’s 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted the Company's motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against the Company and cancelling a trial which had been set for March 12, 2018. On January 16, 2018, Straight Path appealed to the U.S. Court of Appeal for the Federal Circuit.
DXC Technology On August 21, 2015, the Company and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP had prepaid the service agreement through a financing arrangement with Cisco Capital, and had terminated its agreement with the Company. Pursuant to the terms of the service agreement with HP, the Company determined the credit HP was entitled to receive under the agreement for certain prepaid amounts. HP disputed the Company’s credit calculation and contended that the Company owes a larger credit to HP than the Company had calculated. In December 2015, the Company filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On January 8, 2018, the court continued the trial date from March 12, 2018 to June 11, 2018. The Company is unable to reasonably estimate the ultimate outcome of this litigation due to uncertainty surrounding the litigation process. However, the Company does not anticipate that its obligation, if any, regarding the final outcome of the dispute would be material.
Arista Networks, Inc. On February 24, 2016, Arista Networks, Inc. (“Arista”) filed a complaint against the Company in the U.S. District Court for the Northern District of California asserting monopolization claims in violation of Section 2 of the Sherman Act and an unfair competition claim under California Bus. and Prof. Code § 17200. On October 31, 2017, Arista filed an amended complaint for Sherman Act monopolization and § 17200 claims, alleging an anticompetitive scheme comprising the Company's copyright infringement action against Arista (which was based on Arista’s copying of the Company's copyright-protected user interfaces) and communications related to that litigation. Arista seeks injunctive relief, lost profits, enhanced damages, and restitution. A jury trial is scheduled for August 6, 2018. The Company believes it has strong arguments that its conduct was lawful, legally protected, and not anticompetitive, as well as strong defenses to defeat Arista’s claims. However, due to uncertainty surrounding litigation processes, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. However, the Company does not anticipate that any final outcome of the dispute would be material.
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against the Company in the U.S. District Court for the Eastern District of Texas. Oyster alleges that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster seeks monetary damages. Oyster filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the court consolidated the cases alleging infringement of the ‘327 Patent. The court set a trial date of June 4, 2018 for the cases against Infinera, Alcatel-Lucent, the Company and Huawei. While the Company believes that it has strong non-infringement arguments and that the patent is invalid, if the Company does not prevail in the District Court, the Company believes damages ultimately assessed would not be material. Due to uncertainty surrounding patent litigation processes, the Company is unable to reasonably estimate the ultimate outcome of this litigation at this time. However, the Company does not anticipate that any final outcome of the dispute would be material.

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
During the nine months ended April 28, 2018, the Company declared and paid cash dividends of $0.91 per common share, or $4.4 billion, on the Company’s outstanding common stock. During the nine months ended April 29, 2017, the Company declared and paid cash dividends of $0.81 per common share, or $4.1 billion, on the Company’s outstanding common stock.
Any future dividends will be subject to the approval of the Company's Board of Directors.

(b)	Stock Repurchase Program
In September 2001, the Company’s Board of Directors authorized a stock repurchase program. On February 14, 2018, the Company’s Board of Directors authorized a $25 billion increase to the stock repurchase program. As of April 28, 2018, the remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $25.1 billion, with no termination date. A summary of the stock repurchase activity for fiscal year 2018 and 2017 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2018
April 28, 2018	140	$42.83	$6,015
January 27, 2018	103	$39.07	$4,011
October 28, 2017	51	$31.80	$1,620

Fiscal 2017
July 29, 2017	38	$31.61	$1,201
April 29, 2017	15	$33.71	$503
January 28, 2017	33	$30.33	$1,001
October 29, 2016	32	$31.12	$1,001
There were $150 million stock repurchases pending settlement as of April 28, 2018. There were $66 million of stock repurchases that were pending settlement as of July 29, 2017.
The purchase price for the shares of the Company’s stock repurchased is reflected as a reduction to shareholders’ equity. The Company is required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
The Company repurchased approximately 16 million shares for each of the nine months ended April 28, 2018 and April 29, 2017, or $541 million and $497 million of common stock, respectively, in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units.
(d) Preferred Stock
Under the terms of the Company’s Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of the Company’s authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of April 28, 2018, the Company had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, the Company has, in connection with the acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to the Company and provide incentives for them to remain with the Company. The number and frequency of share-based awards are based on competitive practices, operating results of the Company, government regulations, and other factors. The Company’s primary stock incentive plan is summarized as follows:
2005 Plan    As of April 28, 2018, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by the Company from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
The Company has an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of the Company’s common stock have been reserved for issuance as of April 28, 2018. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of the Company’s stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. The Company issued 12 million shares under the Purchase Plan during each of the nine months ended April 28, 2018 and April 29, 2017. As of April 28, 2018, 88 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Cost of sales—product	$24	$22	$70	$62
Cost of sales—service	33	34	98	101
Share-based compensation expense in cost of sales	57	56	168	163
Research and development	139	137	409	392
Sales and marketing	142	133	412	398
General and administrative	61	79	189	173
Restructuring and other charges	6	(5)	24	(2)
Share-based compensation expense in operating expenses	348	344	1,034	961
Total share-based compensation expense	$405	$400	$1,202	$1,124
Income tax benefit for share-based compensation	$140	$120	$411	$327
As of April 28, 2018, the total compensation cost related to unvested share-based awards not yet recognized was $3.0 billion which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 30, 2016	242
Restricted stock, stock units, and other share-based awards granted	(76)
Share-based awards canceled/forfeited/expired	78
Shares withheld for taxes and not issued	28
BALANCE AT JULY 29, 2017	272
Restricted stock, stock units, and other share-based awards granted	(50)
Share-based awards canceled/forfeited/expired	14
Shares withheld for taxes and not issued	20
BALANCE AT APRIL 28, 2018	256
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 30, 2016	145	$24.26
Granted	50	27.89
Assumed from acquisitions	15	32.21
Vested	(54)	23.14	$1,701
Canceled/forfeited	(15)	23.56
UNVESTED BALANCE AT JULY 29, 2017	141	26.94
Granted	33	33.82
Assumed from acquisitions	1	28.26
Vested	(43)	25.44	$1,450
Canceled/forfeited	(13)	28.14
UNVESTED BALANCE AT APRIL 28, 2018	119	$29.26

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 30, 2016	73	$26.78
Assumed from acquisitions	8	4.47
Exercised	(14)	12.11
Canceled/forfeited/expired	(55)	31.83
BALANCE AT JULY 29, 2017	12	6.15
Assumed from acquisitions	3	8.20
Exercised	(6)	5.79
Canceled/forfeited/expired	(1)	8.48
BALANCE AT APRIL 28, 2018	8	$7.02
The following table summarizes significant ranges of outstanding and exercisable stock options as of April 28, 2018 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 35.00	8	6.2	$7.02	$300	5	$6.61	$174
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $44.71 as of April 27, 2018, that would have been received by the option holders had those option holders exercised their stock options as of that date. The total number of in-the-money stock options exercisable as of April 28, 2018 was 5 million. As of July 29, 2017, 6 million outstanding stock options were exercisable and the weighted-average exercise price was $5.61.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Number of shares granted (in millions)	2	1	—	—
Grant date fair value per share	$39.31	$30.91	$43.44	$31.65
Weighted-average assumptions/inputs:
Expected dividend yield	2.9%	3.4%	3.0%	3.4%
Range of risk-free interest rates	0.0% – 2.6%	0.0% – 1.5%	1.5% – 2.5%	0.8%-1.5%
Range of expected volatilities for index	N/A	N/A	12.5% – 82.8%	N/A

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Nine Months Ended	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Number of shares granted (in millions)	30	23	3	7
Grant date fair value per share	$33.97	$28.05	$31.96	$28.90
Weighted-average assumptions/inputs:
Expected dividend yield	3.2%	3.4%	3.5%	3.4%
Range of risk-free interest rates	0.0% – 2.6%	0.0% – 1.5%	1.0% – 2.5%	0.1% – 1.5%
Range of expected volatilities for index	N/A	N/A	12.5% – 82.8%	16.7% – 46.8%
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

The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the nine months ended April 28, 2018 and April 29, 2017 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(620)	28	34	(558)
(Gains) losses reclassified out of AOCI	(108)	(59)	5	(162)
Tax benefit (expense)	24	4	(3)	25
Total change for the period	(704)	(27)	36	(695)
Effect of adoption of accounting standard	54	—	(9)	45
BALANCE AT APRIL 28, 2018	$(277)	$5	$(332)	$(604)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2016	$413	$(59)	$(680)	$(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(298)	(23)	69	(252)
(Gains) losses reclassified out of AOCI	91	66	1	158
Tax benefit (expense)	91	(6)	(7)	78
Total change for the period	(116)	37	63	(16)
BALANCE AT APRIL 29, 2017	$297	$(22)	$(617)	$(342)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$17	$(76)	$108	$(91)	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	21	(20)	45	(50)	Operating expenses
Foreign currency derivatives	7	(7)	14	(16)	Cost of sales—service
	28	(27)	59	(66)
Cumulative translation adjustment and actuarial gains and losses	—	(2)	(5)	(1)	Operating expenses
Total amounts reclassified out of AOCI	$45	$(105)	$162	$(158)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Income before provision for income taxes	$3,253	$3,191	$9,447	$9,107
Provision for income taxes	$562	$676	$13,140	$1,922
Effective tax rate	17.3%	21.2%	139.1%	21.1%
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
As of December 31, 2017, the Company had approximately $75 billion in undistributed earnings for certain foreign subsidiaries. These undistributed earnings were subject to the U.S. mandatory one-time transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. The Company has historically asserted its intention to indefinitely reinvest foreign earnings in certain foreign subsidiaries. The Company has reevaluated its historic assertion as a result of enactment of the Tax Act and no longer considers these earnings to be indefinitely reinvested in its foreign subsidiaries. As a result of this change in assertion, the Company recorded a $1.2 billion tax expense for foreign withholding tax in the second quarter of fiscal 2018. In the third quarter of fiscal 2018, the Company repatriated $67 billion of foreign subsidiary earnings to the U.S. and paid foreign withholding tax of $1.2 billion.
In the third quarter of fiscal 2018, the Company recorded adjustments to the provisional amounts related to the U.S. transition tax on accumulated earnings of foreign subsidiaries and re-measurement of net DTA. During the nine months ended April 28, 2018, the Company recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $8.9 billion of U.S. transition tax, $1.2 billion of foreign withholding tax (discussed above), and $1.0 billion re-measurement of net DTA. The Company plans to pay the transition tax in installments over eight years in accordance with the Tax Act. The $1.2 billion foreign withholding tax was paid in February 2018.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. The Company has determined that the $8.9 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $1.0 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates as of April 28, 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries.
As of April 28, 2018, the Company had $2.0 billion of unrecognized tax benefit, of which $1.7 billion, if recognized, would favorably impact the effective tax rate. The Company regularly engages in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. The Company believes it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. The Company estimates that the unrecognized tax benefits at April 28, 2018 could be reduced by approximately $250 million in the next 12 months.

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
Summarized financial information by segment for the three and nine months ended April 28, 2018 and April 29, 2017, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Revenue:
Americas	$7,161	$7,046	$21,515	$21,149
EMEA	3,281	2,999	9,252	9,077
APJC	2,021	1,895	5,719	5,646
Total	$12,463	$11,940	$36,486	$35,872
Gross margin:
Americas	$4,614	$4,551	$13,950	$13,672
EMEA	2,109	1,963	5,925	5,988
APJC	1,247	1,171	3,506	3,496
Segment total	7,970	7,685	23,381	23,156
Unallocated corporate items	(211)	(167)	(697)	(478)
Total	$7,759	$7,518	$22,684	$22,678
Revenue in the United States was $6.2 billion for each of the three months ended April 28, 2018 and April 29, 2017, and was $18.8 billion and $18.7 billion for the nine months ended April 28, 2018 and April 29, 2017, respectively.

(b)	Revenue for Groups of Similar Products and Services
The Company designs, manufactures, and sells Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provides services associated with these products and their use. Effective in the first quarter of fiscal 2018, the Company began reporting its product and service revenue in the following five categories: Infrastructure Platforms, Applications, Security, Other Products, and Services. The change better aligns the Company's product categories with its evolving business model. Prior period amounts have been reclassified to conform to the current period's presentation. These products, primarily integrated by Cisco IOS Software, link geographically dispersed local-area networks (LANs), metropolitan-area networks (MANs), and wide-area networks (WANs).

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Revenue:
Infrastructure Platforms	$7,163	$6,992	$20,827	$20,810
Applications	1,309	1,100	3,696	3,352
Security	583	527	1,726	1,595
Other Products	249	266	818	921
Total Product	9,304	8,885	27,067	26,678
Services	3,159	3,055	9,419	9,194
Total	$12,463	$11,940	$36,486	$35,872

(c)	Additional Segment Information
The majority of the Company’s assets was attributable to its U.S. operations as of each of April 28, 2018 and July 29, 2017. The Company’s total cash and cash equivalents and investments held by various foreign subsidiaries were $6.9 billion and $67.5 billion as of April 28, 2018 and July 29, 2017, respectively, and the remaining $47.5 billion and $3.0 billion at the respective period ends were available in the United States.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 28, 2018	July 29, 2017
Property and equipment, net:
United States	$2,533	$2,711
International	549	611
Total	$3,082	$3,322

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Net income (loss)	$2,691	$2,515	$(3,693)	$7,185
Weighted-average shares—basic	4,791	5,005	4,892	5,015
Effect of dilutive potential common shares	53	40	—	41
Weighted-average shares—diluted	4,844	5,045	4,892	5,056
Net income (loss) per share—basic	$0.56	$0.50	$(0.76)	$1.43
Net income (loss) per share—diluted	$0.56	$0.50	$(0.76)	$1.42
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
The Company excluded antidilutive employee-share based awards of 5 million and 6 million for the three months ended April 28, 2018 and April 29, 2017, respectively. The Company excluded antidilutive employee-share based awards of 118 million for the nine months ended April 29, 2017. For the nine months ended April 28, 2018, the Company excluded the impact of potentially dilutive common shares from the calculation of net income (loss) per share as the inclusion would have an antidilutive effect.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance		April 28, 2018	April 29, 2017	Variance
Revenue	$12,463	$11,940	4%		$36,486	$35,872	2%
Gross margin percentage	62.3%	63.0%	(0.7)	pts	62.2%	63.2%	(1.0)	pts
Research and development	$1,590	$1,507	6%		$4,706	$4,560	3%
Sales and marketing	$2,325	$2,226	4%		$6,894	$6,866	—%
General and administrative	$561	$487	15%		$1,601	$1,498	7%
Total research and development, sales and marketing, general and administrative	$4,476	$4,220	6%		$13,201	$12,924	2%
Total as a percentage of revenue	35.9%	35.3%	0.6	pts	36.2%	36.0%	0.2	pts
Amortization of purchased intangible assets included in operating expenses	$67	$59	14%		$188	$201	(6)%
Restructuring and other charges included in operating expenses	$82	$70	17%		$332	$614	(46)%
Operating income as a percentage of revenue	25.1%	26.5%	(1.4)	pts	24.6%	24.9%	(0.3)	pts
Income tax percentage	17.3%	21.2%	(3.9)	pts	139.1%	21.1%	118.0	pts
Net income (loss)	$2,691	$2,515	7%		$(3,693)	$7,185	(151)%
Net income (loss) as a percentage of revenue	21.6%	21.1%	0.5	pts	(10.1)%	20.0%	(30.1)	pts
Earnings (loss) per share	$0.56	$0.50	12%		$(0.76)	$1.42	(154)%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
In the third quarter of fiscal 2018, we saw broad strength across the business and delivered strong revenue growth and solid margins. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. Our product revenue reflected growth in Infrastructure Platforms, Applications and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We continue to operate in a challenging and highly competitive environment, which has negatively impacted routing products within our Infrastructure Platforms product category. We continued to see weakness in the service provider market and we expect ongoing uncertainty in that area. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 4% compared with the third quarter of fiscal 2017. Within total revenue, product revenue increased by 5% and service revenue increased by 3%. Total gross margin decreased by 0.7 percentage points, driven primarily by unfavorable impacts from pricing, higher memory costs and higher amortization expense from purchased intangible assets, partially offset by productivity improvements. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.6 percentage points. Operating income as a percentage of revenue decreased by 1.4 percentage points. Diluted earnings per share increased by 12%, driven by a 7% increase in net income and a decrease in diluted share count of 201 million shares.
In terms of our geographic segments, revenue from the Americas increased $115 million, EMEA revenue increased by $282 million, and revenue in our APJC segment increased by $126 million. These increases reflect broad strength across several countries within these segments. The “BRICM” countries experienced product revenue growth of 5% in the aggregate, driven by increased product revenue in the emerging countries of Russia, Brazil, India and China of 28%, 22%, 5% and 4%, respectively, partially offset by a product revenue decline of 16% in Mexico.
From a customer market standpoint, we experienced solid product revenue growth in the commercial market and to a lesser extent in the enterprise and public sector markets. Product revenue in the service provider market continued to decline with ongoing uncertainty in that area.
From a product category perspective, the product revenue increase of 5% was driven by a 2% product revenue increase in Infrastructure Platforms and solid product revenue growth in Applications and Security, which grew by 19% and 11%, respectively. We saw broad strength across the portfolio with the exception of routing related to the weakness in the service provider market.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Total revenue increased 2%, with product revenue increasing 1% and service revenue increasing 2%. Total gross margin decreased by 1.0 percentage points due to unfavorable impacts from pricing and a $127 million legal and indemnification settlement charge, partially offset by productivity benefits and favorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 0.2 percentage points. Operating income as a percentage of revenue decreased by 0.3 percentage points. We had a net loss of $3.7 billion and a net loss per share of $0.76, primarily due to the $11.1 billion provisional tax expense related to the enactment of the Tax Cuts and Jobs Act (the “Tax Act”), comprised of $8.9 billion of U.S. transition tax, $1.2 billion of foreign withholding tax, and $1.0 billion of net deferred tax assets re-measurement.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 29, 2017.
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2018 (in millions):

	April 28, 2018	July 29, 2017
Cash and cash equivalents and investments	$54,431	$70,492
Deferred revenue	$18,953	$18,494
Inventories	$1,900	$1,616

	Nine Months Ended
	April 28, 2018	April 29, 2017
Cash provided by operating activities	$9,566	$9,875
Repurchases of common stock—stock repurchase program	$11,646	$2,505
Dividends	$4,433	$4,063

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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 28, 2018	July 29, 2017
Allowance for doubtful accounts	$115	$211
Percentage of gross accounts receivable	2.6%	3.9%
Allowance for credit loss—lease receivables	$165	$162
Percentage of gross lease receivables(1)	5.8%	5.5%
Allowance for credit loss—loan receivables	$85	$103
Percentage of gross loan receivables	1.7%	2.3%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns was $122 million as of each of April 28, 2018 and July 29, 2017, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Our provision for inventory was $42 million and $52 million for the first nine months of fiscal 2018 and 2017, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $77 million and $111 million for the first nine months of fiscal 2018 and 2017, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence, particularly in light of current macroeconomic uncertainties and conditions and the resulting potential for changes in future demand forecast.
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
In fiscal 2014, we recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. We perform regular assessments of the sufficiency of this liability and reduced the amount by $74 million and $164 million in fiscal 2016 and fiscal 2015, respectively based on updated analyses. During the second quarter of fiscal 2017, we further reduced the liability by $141 million to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program. In addition, during the second quarter of fiscal 2017, we recorded a $125 million charge to product cost of sales related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of our products. The liabilities related to the supplier component remediation matters as of April 28, 2018 and July 29, 2017 were $98 million and $174 million, respectively.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $47.7 billion as of April 28, 2018, compared with $58.8 billion as of July 29, 2017. Our fixed income investment portfolio as of April 28, 2018 consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.

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
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of April 28, 2018. Level 3 assets do not represent a significant portion of our total assets measured at fair value on a recurring basis as of April 28, 2018 and July 29, 2017.
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
We also have investments in privately held companies, some of which are in the startup or development stages. As of April 28, 2018, our investments in privately held companies were $969 million, compared with $983 million as of July 29, 2017, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.

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
The goodwill recorded in the Consolidated Balance Sheets as of April 28, 2018 and July 29, 2017 was $31.7 billion and $29.8 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2018 and 2017.
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
Our impairment charges related to purchased intangible assets were $1 million and $42 million for the first nine months of fiscal 2018 and 2017, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 17.3% and 21.2% in the third quarter of fiscal 2018 and 2017, respectively. Our effective tax rate was 139.1% and 21.1% in the first nine months of fiscal 2018 and 2017, respectively.
The Tax Act, enacted on December 22, 2017, lowered the U.S. federal corporation income tax rate from 35% to 21% effective January 1, 2018, while also imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. During the nine months ended April 28, 2018, we recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $8.9 billion of U.S. transition tax, $1.2 billion of foreign withholding tax and $1.0 billion of DTA re-measurement.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We have determined that the $8.9 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $1.0 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates as of April 28, 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries.

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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,304	$8,885	$419	5%	$27,067	$26,678	$389	1%
Percentage of revenue	74.7%	74.4%			74.2%	74.4%
Service	3,159	3,055	104	3%	9,419	9,194	225	2%
Percentage of revenue	25.3%	25.6%			25.8%	25.6%
Total	$12,463	$11,940	$523	4%	$36,486	$35,872	$614	2%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,161	$7,046	$115	2%	$21,515	$21,149	$366	2%
Percentage of revenue	57.5%	59.0%			59.0%	59.0%
EMEA	3,281	2,999	282	9%	9,252	9,077	175	2%
Percentage of revenue	26.3%	25.1%			25.3%	25.3%
APJC	2,021	1,895	126	7%	5,719	5,646	73	1%
Percentage of revenue	16.2%	15.9%			15.7%	15.7%
Total	$12,463	$11,940	$523	4%	$36,486	$35,872	$614	2%
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Total revenue increased by 4%. Product revenue increased by 5% and service revenue increased by 3%. The increase in total revenue reflected growth across each of our geographic segments. The emerging countries of BRICM, in the aggregate, experienced 5% product revenue growth, with increases in Russia, Brazil, China and India partially offset by a decrease in Mexico.
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
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Total revenue increased by 2%. Product revenue increased by 1% and service revenue increased by 2%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced 2% product revenue growth, with increases in Brazil, Russia and China partially offset by decreases in the other two BRICM countries.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,167	$5,094	$73	1%	$15,547	$15,269	$278	2%
Percentage of product revenue	55.5%	57.3%			57.5%	57.2%
EMEA	2,594	2,345	249	11%	7,208	7,101	107	2%
Percentage of product revenue	27.9%	26.4%			26.6%	26.6%
APJC	1,543	1,446	97	7%	4,312	4,308	4	—%
Percentage of product revenue	16.6%	16.3%			15.9%	16.2%
Total	$9,304	$8,885	$419	5%	$27,067	$26,678	$389	1%
Americas
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Product revenue in the Americas segment increased by 1%, led by solid growth in the commercial market, partially offset by product revenue declines in the service provider and enterprise markets. Product revenue in the public sector market was flat. From a country perspective, product revenue increased by 16% in Canada and 22% in Brazil, partially offset by a decrease of 16% in Mexico.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
The increase in product revenue in the Americas segment was led by solid growth in the commercial market and, to a lesser extent, growth in the public sector market. These increases were partially offset by a product revenue decline in the enterprise market. Product revenue in the service provider market was flat. From a country perspective, product revenue increased by 1% in the United States, 11% in Canada and 21% in Brazil, partially offset by a decrease of 16% in Mexico.
EMEA
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Product revenue in the EMEA segment increased by 11%, with solid growth across each of our customer markets. Product revenue from emerging countries within EMEA increased by 5% and product revenue for the remainder of the EMEA segment increased by 12%.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
The increase in product revenue in the EMEA segment of 2% was driven by solid growth in the commercial and public sector markets. These increases were partially offset by a product revenue decline in the service provider market. Product revenue in the enterprise market was flat. Product revenue from emerging countries within EMEA increased by 2% and product revenue for the remainder of the EMEA segment increased by 1%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

APJC
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Product revenue in the APJC segment increased by 7%. The product revenue increase was led by solid growth in the commercial and enterprise markets. These increases were partially offset by product revenue declines in the service provider and public sector markets. From a country perspective, product revenue increased by 12% in Australia, 4% in China, 4% in Japan and 5% in India.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Product revenue in the APJC segment was flat as product revenue growth in the commercial and enterprise markets was offset by product revenue declines in the service provider and public sector markets. From a country perspective, product revenue increased 3% in China while product revenue decreased by 9% in Japan and 2% in India.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$7,163	$6,992	$171	2%	$20,827	$20,810	$17	—%
Applications	1,309	1,100	209	19%	3,696	3,352	344	10%
Security	583	527	56	11%	1,726	1,595	131	8%
Other Products	249	266	(17)	(6)%	818	921	(103)	(11)%
Total	$9,304	$8,885	$419	5%	$27,067	$26,678	$389	1%
Infrastructure Platforms
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue increased by 2%, or $171 million, with strength across the portfolio with the exception of routing. Switching returned to growth with revenue growth in our data center and campus switching. Revenue growth from our campus switching was driven by our intent-based networking Catalyst 9000 Series. We also experienced solid revenue growth from wireless products driven by Meraki as well as our Wave 2 offerings. Our revenue from data center had strong double digit growth driven by higher sales of server products and our hyperconverged data center offering, HyperFlex. We had a decrease in sales of routing products driven by continued weakness in the service provider market.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Revenue from the Infrastructure Platforms product category was flat as the increases in sales of switching, data center and wireless products were offset by the decreased revenue in routing. Within switching, we experienced an increase in sales of data center switches, driven by strength in our Application Centric Infrastructure (ACI) portfolio. Revenue from campus switching decreased modestly but we saw solid momentum with our intent-based networking Catalyst 9000 Series. We experienced strong revenue growth in our data center products driven by higher sales of server products and HyperFlex and solid revenue growth from wireless products. The decrease in routing revenue was driven by continued weakness in the service provider market and a slowdown in enterprise routing sales.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Applications
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and analytics software offerings from AppDynamics and Jasper. Revenue in our Applications product category increased by 19%, or $209 million, driven by increased revenue in Telepresence endpoints, unified communications infrastructure and analytics from our fiscal 2017 acquisition of AppDynamics. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Applications product category.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Revenue in our Applications product category increased by 10%, or $344 million, with analytics from our fiscal 2017 acquisition of AppDynamics driving the majority of the increase along with revenue increases across our collaboration offerings.

Security
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Revenue in our Security product category increased 11%, or $56 million, driven by higher sales of unified threat management, advanced threat and web security products. We continue to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Revenue in our Security product category increased 8%, or $131 million, driven by higher sales of unified threat management, web security and advanced threat security products.

Other Products
The decrease in revenue from our Other Products category for the third quarter and first nine months of fiscal 2018 as compared to the corresponding periods of fiscal 2017 was primarily driven by a decrease in revenue from Service Provider Video Software and Solutions (“SPVSS”).
On May 1, 2018, we announced a definitive agreement to sell the SPVSS business. We expect this transaction to close in the first quarter of fiscal 2019 subject to regulatory approvals and customary closing conditions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$1,994	$1,952	$42	2%	$5,968	$5,880	$88	1%
Percentage of service revenue	63.1%	63.9%			63.4%	64.0%
EMEA	687	654	33	5%	2,044	1,976	68	3%
Percentage of service revenue	21.8%	21.4%			21.7%	21.5%
APJC	478	449	29	6%	1,407	1,338	69	5%
Percentage of service revenue	15.1%	14.7%			14.9%	14.5%
Total	$3,159	$3,055	$104	3%	$9,419	$9,194	$225	2%
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Service revenue increased 3%. Technical support services revenue increased by 3% and advanced services revenue increased by 6%. Technical support services revenue had solid growth in the APJC and EMEA segments and increased modestly in our Americas segment. The increase in technical support services revenue was driven by an increase in software and solution support offerings. Advanced services revenue, which relates to professional services for specific customer network needs, had solid revenue growth in the EMEA and Americas segments and increased to a lesser extent in our APJC segment.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Service revenue increased across all geographic segments. Technical support services revenue increased by 2% and advanced services increased by 4%. Technical support services revenue had solid growth in APJC and increased to a lesser extent in our Americas and EMEA segments. Advanced services revenue had solid growth in the EMEA segment and increased to a lesser extent in our Americas and APJC segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Gross margin:
Product	$5,679	$5,480	61.0%	61.7%	$16,473	$16,565	60.9%	62.1%
Service	2,080	2,038	65.8%	66.7%	6,211	6,113	65.9%	66.5%
Total	$7,759	$7,518	62.3%	63.0%	$22,684	$22,678	62.2%	63.2%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2018 as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2017	61.7%	62.1%
Product pricing	(1.4)%	(1.5)%
Legal and indemnification settlements	—%	(0.5)%
Amortization of purchased intangible assets	(0.4)%	(0.4)%
Mix of products sold	0.1%	0.2%
Productivity (1)	1.1%	0.9%
Other	(0.1)%	0.1%
Fiscal 2018	61.0%	60.9%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Product gross margin decreased by 0.7 percentage points driven by unfavorable impacts from product pricing, higher memory costs and higher amortization expense from purchased intangible assets, partially offset by productivity improvements.
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
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Product gross margin decreased by 1.2 percentage points due largely to unfavorable impacts from product pricing and a charge of $127 million to product cost of sales recorded in the first nine months of fiscal 2018 related to legal and indemnification settlements, partially offset by productivity benefits and a favorable product mix.
The negative pricing impact was driven by typical market factors and impacted each of our geographic segments and customer markets. While productivity was positive to overall product gross margin, the benefit was lower than the prior year as these improvements were adversely impacted by an increase in the cost of certain memory components which are currently constrained. In addition, productivity was negatively impacted by decreases in revenue of certain Infrastructure Platforms offerings which limited our ability to generate cost savings. Productivity improvements were driven by value engineering efforts, lower warranty expenses and continued operational efficiency in manufacturing operations. Our product gross margin was also negatively impacted by higher amortization expense from purchased intangible assets.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Gross Margin
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
Our service gross margin percentage decreased by 0.9 percentage points due to increased headcount-related costs and, to a lesser extent, unfavorable mix and increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
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
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
Service gross margin percentage decreased by 0.6 percentage points due largely to increased headcount-related costs and, to a lesser extent, unfavorable mix and increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Gross margin:
Americas	$4,614	$4,551	64.4%	64.6%	$13,950	$13,672	64.8%	64.6%
EMEA	2,109	1,963	64.3%	65.5%	5,925	5,988	64.0%	66.0%
APJC	1,247	1,171	61.7%	61.8%	3,506	3,496	61.3%	61.9%
Segment total	7,970	7,685	63.9%	64.4%	23,381	23,156	64.1%	64.6%
Unallocated corporate items (1)	(211)	(167)			(697)	(478)
Total	$7,759	$7,518	62.3%	63.0%	$22,684	$22,678	62.2%	63.2%

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
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
The Americas segment experienced a slight gross margin percentage decrease due to negative impacts from pricing and product mix, partially offset by productivity improvements. The unfavorable mix impact was driven by our products within the Infrastructure Platforms product category.
The gross margin percentage decrease in our EMEA segment was due primarily to negative impacts from pricing and mix partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
Our APJC segment gross margin percentage decreased slightly due primarily to lower service gross margin. Product gross margin in this segment increased due to productivity improvements and favorable mix, partially offset by negative impacts from pricing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
We experienced a slight gross margin percentage increase in our Americas segment due to productivity improvements partially offset by unfavorable impacts from pricing.
The gross margin percentage decrease in our EMEA segment was due primarily to the negative impacts from pricing and an unfavorable product mix partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
The APJC segment gross margin percentage decreased due primarily to negative impacts from pricing and, to a lesser extent, an unfavorable product mix, partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent	April 28, 2018	April 29, 2017	Variance in Dollars	Variance in Percent
Research and development	$1,590	$1,507	$83	6%	$4,706	$4,560	$146	3%
Percentage of revenue	12.8%	12.6%			12.9%	12.7%
Sales and marketing	2,325	2,226	99	4%	6,894	6,866	28	—%
Percentage of revenue	18.7%	18.6%			18.9%	19.1%
General and administrative	561	487	74	15%	1,601	1,498	103	7%
Percentage of revenue	4.5%	4.1%			4.4%	4.2%
Total	$4,476	$4,220	$256	6%	$13,201	$12,924	$277	2%
Percentage of revenue	35.9%	35.3%			36.2%	36.0%

R&D Expenses
R&D expenses increased in the third quarter of fiscal 2018, as compared with the third quarter of fiscal 2017, primarily due to higher headcount-related expenses, higher discretionary spending and, to a lesser extent, higher acquisition-related costs and higher share-based compensation expense, partially offset by lower contracted services.
R&D expenses increased in the first nine months of fiscal 2018, as compared with the first nine months of fiscal 2017, primarily due to higher headcount-related expenses, higher discretionary spending and, to a lesser extent, higher share-based compensation expense, partially offset by lower contracted services and lower acquisition-related costs.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses increased in the third quarter of fiscal 2018, as compared with the third quarter of fiscal 2017, due to increases in headcount-related expenses, discretionary spending and contracted services and, to a lesser extent, higher share-based compensation expense and higher acquisition-related costs.

Sales and marketing expenses were flat in the first nine months of fiscal 2018, as compared with the first nine months of fiscal 2017, as the increases in headcount-related expenses, share-based compensation expense and acquisition-related costs substantially offset decreases in contracted services and discretionary spending.

G&A Expenses
G&A expenses increased in the third quarter of fiscal 2018, as compared with the third quarter of fiscal 2017, due to increases in headcount-related expenses, acquisition-related/divestiture costs, contracted services and discretionary spending, partially offset by lower share-based compensation expense.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

G&A expenses increased in the first nine months of fiscal 2018, as compared with the first nine months of fiscal 2017, due to increases in acquisition-related/divestiture costs, contracted services, discretionary spending, headcount-related expenses and share-based compensation expense, partially offset by gains on divestitures.

Effect of Foreign Currency
In the third quarter of fiscal 2018, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $52 million, or 1.2%, compared with the third quarter of fiscal 2017.
In the first nine months of fiscal 2018, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $93 million, or 0.7%, compared with the first nine months of fiscal 2017.

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Cost of sales—product	$24	$22	$70	$62
Cost of sales—service	33	34	98	101
Share-based compensation expense in cost of sales	57	56	168	163
Research and development	139	137	409	392
Sales and marketing	142	133	412	398
General and administrative	61	79	189	173
Restructuring and other charges	6	(5)	24	(2)
Share-based compensation expense in operating expenses	348	344	1,034	961
Total share-based compensation expense	$405	$400	$1,202	$1,124
The increase in share-based compensation expense in the third quarter and first nine months of fiscal 2018, as compared with the corresponding periods of fiscal 2017, was due primarily to higher restructuring charges and higher expense related to equity awards assumed with respect to our recent acquisitions.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges related to purchased intangible assets (in millions):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Amortization of purchased intangible assets:
Cost of sales	$177	$141	$491	$394
Operating expenses:
Amortization of purchased intangible assets	67	59	188	201
Restructuring and other charges	—	—	—	38
Total	$244	$200	$679	$633
Amortization of purchased intangible assets increased for the third quarter of fiscal 2018, as compared with the third quarter of fiscal 2017, due to amortization of purchased intangible assets from our recent acquisitions.
Amortization of purchased intangible assets increased for the first nine months of fiscal 2018, as compared with the first nine months of fiscal 2017, due to amortization of purchased intangible assets from our recent acquisitions, partially offset by the impact of the impairment charges in the prior period.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
Fiscal 2018 Plan. We initiated a restructuring plan in the third quarter of fiscal 2018 in order to realign our organization and enable further investment in key priority areas, with estimated pretax charges of approximately $300 million. In connection with this restructuring plan, we incurred charges of $82 million in the third quarter and first nine months of fiscal 2018. These aggregate pretax charges are primarily cash based and consist of employee severance and other one-time termination benefits, and other associated costs. We expect this restructuring plan to be substantially completed in fiscal 2019.
Fiscal 2017 Plan. In the third quarter and first nine months of fiscal 2017, we incurred restructuring and other charges of $70 million and $614 million, respectively, which were related primarily to employee severance charges for employees impacted by the restructuring action announced in August 2016. We extended this restructuring action to include an additional $150 million of estimated additional pretax charges for employee severance and other one-time termination benefits. We have completed this restructuring action and have incurred cumulative charges of $1.0 billion as of April 28, 2018.
We expect to reinvest substantially all of the cost savings from these restructuring actions in our key priority areas. As a result, the overall cost savings from these restructuring actions are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 28, 2018	April 29, 2017	April 28, 2018	April 29, 2017
Operating income	$3,134	$3,169	$8,963	$8,939
Operating income as a percentage of revenue	25.1%	26.5%	24.6%	24.9%
For the third quarter of fiscal 2018, as compared with the third quarter of fiscal 2017, operating income decreased by 1% and as a percentage of revenue operating income decreased by 1.4 percentage points. These decreases resulted primarily from a gross margin percentage decrease and an increase in operating expenses.
For the first nine months of fiscal 2018, as compared with the first nine months of fiscal 2017, operating income was flat and as a percentage of revenue operating income decreased by 0.3 percentage points. These changes resulted primarily from a gross margin percentage decrease (driven primarily by unfavorable impacts from pricing and a charge of $127 million for legal and indemnification settlements partially offset by productivity benefits) and a decrease in restructuring and other charges.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	April 28, 2018	April 29, 2017	Variance in Dollars
Interest income	$380	$354	$26	$1,155	$978	$177
Interest expense	(237)	(219)	(18)	(719)	(639)	(80)
Interest income (expense), net	$143	$135	$8	$436	$339	$97
Interest income increased driven by higher yields on our portfolio. The increase in interest expense was driven by the impact of higher effective interest rates.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 28, 2018	April 29, 2017	Variance in Dollars	April 28, 2018	April 29, 2017	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$56	$(59)	$115	$239	$(50)	$289
Fixed income securities	(39)	(17)	(22)	(131)	(41)	(90)
Total available-for-sale investments	17	(76)	93	108	(91)	199
Privately held companies	(11)	—	(11)	26	(53)	79
Net gains (losses) on investments	6	(76)	82	134	(144)	278
Other gains (losses), net	(30)	(37)	7	(86)	(27)	(59)
Other income (loss), net	$(24)	$(113)	$89	$48	$(171)	$219
Three Months Ended April 28, 2018 Compared with Three Months Ended April 29, 2017
The change in total net gains (losses) on available-for-sale investments was primarily attributable to higher realized gains on publicly traded equity securities and lower impairment charges on publicly traded equity securities, partially offset by higher realized losses on fixed income securities as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies was primarily due to lower realized gains on investments in privately held companies partially offset by lower impairment charges on investments in privately held companies.
The change in other gains (losses), net was primarily driven by net favorable foreign exchange impacts partially offset by higher donations.
Nine Months Ended April 28, 2018 Compared with Nine Months Ended April 29, 2017
The change in total net gains (losses) on available-for-sale investments was primarily attributable to higher realized gains on publicly traded equity securities and lower impairment charges on publicly traded equity securities, partially offset by higher realized losses on fixed income securities as a result of market conditions and the timing of sales of these securities.
The change in net gains (losses) on investments in privately held companies was primarily due to lower impairment charges partially offset by lower realized gains on investments in privately held companies.
The change in other gains (losses), net was primarily driven by higher donations, impacts from equity derivatives and net unfavorable foreign exchange impacts.

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
As of December 31, 2017, we had approximately $75 billion in undistributed earnings for certain foreign subsidiaries. These undistributed earnings are subject to the U.S. mandatory one-time transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. We have historically asserted our intention to indefinitely reinvest foreign earnings in certain foreign subsidiaries. We have reevaluated our historic assertion as a result of enactment of the Tax Act and no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $1.2 billion tax expense for foreign withholding tax in the second quarter of fiscal 2018. In the third quarter of fiscal 2018, we repatriated $67 billion of foreign subsidiary earnings to the U.S. and paid foreign withholding tax of $1.2 billion. We also paid approximately $100 million of other one-time foreign taxes as a result of the Tax Act.
In the third quarter of fiscal 2018, the Company recorded adjustments to the provisional amounts related to the U.S. transition tax on accumulated earnings of foreign subsidiaries and re-measurement of net DTA. During the nine months ended April 28, 2018, we recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $8.9 billion of U.S. transition tax, $1.2 billion of foreign withholding tax (discussed above), and $1.0 billion re-measurement of net DTA. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. The $1.2 billion foreign withholding tax was paid in February 2018. The Tax Act is discussed more fully in Note 16 to the Consolidated Financial Statements.
The provision for income taxes resulted in an effective tax rate of 17.3% for the third quarter of fiscal 2018 compared with 21.2% for the third quarter of fiscal 2017, a net 3.9 percentage point decrease for the third quarter of fiscal 2018 as compared with the third quarter of fiscal 2017. The decrease in the effective tax rate was primarily due to a decrease in the provisional one-time transition tax on accumulated earnings of foreign subsidiaries and a provision to tax return true-up tax benefit related to the U.S. federal research tax credit in the third quarter of fiscal 2018 as compared to the third quarter of fiscal 2017.
The provision for income taxes resulted in an effective tax rate of 139.1% for the first nine months of fiscal 2018 as compared with 21.1% for the first nine months of fiscal 2017, a net 118.0 percentage point increase for the first nine months of fiscal 2018 as compared with the first nine months of fiscal 2017. The increase in the effective tax rate was primarily due to the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding tax, and DTA re-measurement during the first nine months of fiscal 2018.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 28, 2018	July 29, 2017	Increase (Decrease)
Cash and cash equivalents	$6,719	$11,708	$(4,989)
Fixed income securities	46,387	57,077	(10,690)
Publicly traded equity securities	1,325	1,707	(382)
Total	$54,431	$70,492	$(16,061)
The decrease in cash and cash equivalents and investments in the first nine months of fiscal 2018 was primarily driven by cash returned to shareholders in the form of repurchases of common stock of $11.6 billion under the stock repurchase program and cash dividends of $4.4 billion; a net decrease in debt of $5.5 billion; net cash paid for acquisitions of $2.8 billion; and capital expenditures of $0.6 billion. These uses of cash were partially offset by cash provided by operating activities of $9.6 billion.
Our total in cash and cash equivalents and investments held by various foreign subsidiaries was $6.9 billion and $67.5 billion as of April 28, 2018 and July 29, 2017, respectively. The balance of cash and cash equivalents and investments available in the United States as of April 28, 2018 and July 29, 2017 was $47.5 billion and $3.0 billion, respectively.
During the nine months ended April 28, 2018, as a result of the Tax Act, all historical undistributed foreign subsidiary earnings through December 31, 2017 were subject to a mandatory one-time transition tax, which resulted in a provisional tax expense of $8.9 billion. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. Approximately $0.7 billion is payable in less than one year; $1.4 billion is payable between 1 to 3 years; another $1.4 billion is payable between 3 to 5 years; and the remaining $5.4 billion is payable in more than 5 years. In the third quarter of fiscal 2018, we repatriated $67 billion of historical undistributed foreign subsidiary earnings to the U.S. and paid foreign withholding tax of $1.2 billion. We also paid approximately $100 million of other one-time foreign taxes as a result of the Tax Act. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal tax. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 28, 2018	April 29, 2017
Net cash provided by operating activities	$9,566	$9,875
Acquisition of property and equipment	(620)	(756)
Free cash flow	$8,946	$9,119
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2018
April 28, 2018	$0.33	$1,572	140	$42.83	$6,015	$7,587
January 27, 2018	$0.29	$1,425	103	$39.07	$4,011	$5,436
October 28, 2017	$0.29	$1,436	51	$31.80	$1,620	$3,056

Fiscal 2017
July 29, 2017	$0.29	$1,448	38	$31.61	$1,201	$2,649
April 29, 2017	$0.29	$1,451	15	$33.71	$503	$1,954
January 28, 2017	$0.26	$1,304	33	$30.33	$1,001	$2,305
October 29, 2016	$0.26	$1,308	32	$31.12	$1,001	$2,309
Any future dividends are subject to the approval of our Board of Directors.
On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $25.1 billion, with no termination date. We expect to utilize this remaining authorized amount for stock repurchases over the next 15 to 21 months.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	April 28, 2018	July 29, 2017	Increase (Decrease)
Accounts receivable, net	$4,274	$5,146	$(872)
Our accounts receivable net, as of April 28, 2018 decreased by approximately 17%, as compared with the end of fiscal 2017, primarily due to product billings being more linear and the amount and timing of service billings in the third quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	April 28, 2018	July 29, 2017	Increase (Decrease)
Inventories	$1,900	$1,616	$284
Inventory as of April 28, 2018 increased by 18% from our inventory balance at the end of fiscal 2017. The increase in inventory was due to higher levels of manufactured finished goods in support of current order activity and an increase in raw materials due to securing memory supply which is currently constrained.
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

Commitments by Period	April 28, 2018	July 29, 2017
Less than 1 year	$5,077	$4,620
1 to 3 years	700	20
3 to 5 years	450	—
Total	$6,227	$4,640
Purchase commitments with contract manufacturers and suppliers increased by approximately 34% compared to the end of fiscal 2017. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 30% compared with the end of fiscal 2017.
We record a liability, included in other current liabilities, for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 28, 2018, the liability for these purchase commitments was $163 million, compared with $162 million as of July 29, 2017, and was included in other current liabilities.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 28, 2018	July 29, 2017	Increase (Decrease)
Lease receivables, net	$2,519	$2,650	$(131)
Loan receivables, net	4,878	4,457	421
Financed service contracts, net	2,386	2,487	(101)
Total, net	$9,783	$9,594	$189
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type and direct-financing leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customers financing purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables increased by 2%. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $20.7 billion and $19.7 billion for the first nine months of fiscal 2018 and 2017, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.0 billion as of each of April 28, 2018 and July 29, 2017. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 28, 2018, the total maximum potential future payments related to these guarantees was approximately $303 million, of which approximately $122 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 28, 2018	July 29, 2017
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$—	$1,000
Three-month LIBOR plus 0.31%	June 15, 2018	900	900
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
1.40%	February 28, 2018	—	1,250
1.65%	June 15, 2018	1,600	1,600
4.95%	February 15, 2019	2,000	2,000
1.60%	February 28, 2019	1,000	1,000
2.125%	March 1, 2019	1,750	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$28,250	$30,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 28, 2018.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of April 28, 2018 and $3.2 billion commercial paper notes outstanding as of July 29, 2017.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. The credit agreement requires that we comply with certain covenants, including that we maintain interest coverage ratios as defined in the agreement. As of April 28, 2018, we were in compliance with the required interest coverage ratios and the other covenants, and we had not borrowed any funds under the credit facility.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 28, 2018	July 29, 2017	Increase (Decrease)
Service	$10,960	$11,302	$(342)
Product:
Deferred revenue related to recurring software and subscription offers	5,635	4,971	664
Other product deferred revenue	2,358	2,221	137
Total product deferred revenue	7,993	7,192	801
Total	$18,953	$18,494	$459
Reported as:
Current	$11,301	$10,821	$480
Noncurrent	7,652	7,673	(21)
Total	$18,953	$18,494	$459
Deferred product revenue increased 11% primarily due to increased deferrals related to recurring software and subscription offers. The portion of product deferred revenue related to recurring software and subscription offers grew 29% on a year-over-year basis to $5.6 billion as of April 28, 2018. Security and Applications continued to experience strong product deferred revenue growth during the period. The 3% decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 28, 2018 were $1.2 billion.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
Other Funding Commitments We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $212 million as of April 28, 2018, compared with $216 million as of July 29, 2017.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of April 28, 2018 there were no material unconsolidated variable interest entities.
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
Securities Lending
We periodically engage in securities lending activities with certain of our available for sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for the nine months ended April 28, 2018 and April 29, 2017 was $0.3 billion and $0.8 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. As of April 28, 2018 and July 29, 2017, we had no outstanding securities lending transactions. We believe these arrangements do not present a material risk or impact to our liquidity requirements.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of April 28, 2018. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of April 28, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 28, 2018, our financing receivables had a carrying value of $9.8 billion, compared with $9.6 billion as of July 29, 2017. As of April 28, 2018, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 28, 2018, we had $28.3 billion in principal amount of senior notes outstanding, which consisted of $1.9 billion floating-rate notes and $26.4 billion fixed-rate notes. The carrying amount of the senior notes was $28.1 billion, and the related fair value based on market prices was $29.0 billion. As of April 28, 2018, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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
Publicly Traded Equity Securities The following tables present the hypothetical fair values of publicly traded equity securities as a result of selected potential decreases and increases in the price of each equity security in the portfolio, excluding hedged equity securities, if any. Potential fluctuations in the price of each equity security in the portfolio of plus or minus 10%, 20%, and 30% were selected based on potential near-term changes in those security prices. The hypothetical fair values as of April 28, 2018 and July 29, 2017 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF APRIL 28, 2018	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$699	$799	$899	$999	$1,099	$1,199	$1,299

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 29, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,195	$1,366	$1,536	$1,707	$1,878	$2,048	$2,219

Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of April 28, 2018, the total carrying amount of our investments in privately held companies was $969 million, compared with $983 million at July 29, 2017. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 28, 2018		July 29, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,061	$10	$2,562	$39
Sold	$769	$—	$729	$(2)
Option contracts:
Purchased	$79	$1	$528	$7
Sold	$71	$—	$486	$(1)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2018, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $93 million, or 0.7%, compared with the first nine months of fiscal 2017. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $234 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.1 billion for various penalties, all determined using an exchange rate as of April 28, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
SSL SSL Services, LLC (“SSL”) has asserted claims for patent infringement against us in the U.S. District Court for the Eastern District of Texas. The proceeding was instituted on March 25, 2015. SSL alleges that our AnyConnect products that include Virtual Private Networking functions infringed a U.S. patent owned by SSL. SSL seeks money damages from us. On August 18, 2015, we petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review whether the patent SSL has asserted against us is valid over prior art. On February 23, 2016, a PTAB multi-judge panel found a reasonable likelihood that we would prevail in showing that SSL’s patent claims are unpatentable and instituted proceedings. On June 28, 2016, in light of the PTAB’s decision to review the patent’s validity, the district court issued an order staying the district court case pending the final written decision from the PTAB. On February 22, 2017, following a hearing, the PTAB issued its Final Written Decision that the patent’s claims are unpatentable. SSL appealed this decision to the Court of Appeals for the Federal Circuit and, on May 7, 2018, the Federal Circuit summarily affirmed the PTAB's decision of unpatentability.
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
DXC Technology On August 21, 2015, Cisco and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP had prepaid the service agreement through a financing arrangement with Cisco Capital, and had terminated its agreement with us. Pursuant to the terms of the service agreement with HP, we determined the credit HP was entitled to receive under the agreement for certain prepaid amounts. HP disputed our credit calculation and contended that we owe a larger credit to HP than we had calculated. In December 2015, we filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On January 8, 2018, the court continued the trial date from March 12, 2018 to June 11, 2018. We are unable to reasonably estimate the ultimate outcome of this litigation due to uncertainty surrounding the litigation process. However, we do not anticipate that our obligation, if any, regarding the final outcome of the dispute would be material.
Arista Networks, Inc. On February 24, 2016, Arista Networks, Inc. (“Arista”) filed a complaint against us in the U.S. District Court for the Northern District of California asserting monopolization claims in violation of Section 2 of the Sherman Act and an unfair competition claim under California Bus. and Prof. Code § 17200. On October 31, 2017, Arista filed an amended complaint for Sherman Act monopolization and § 17200 claims, alleging an anticompetitive scheme comprising our copyright infringement action against Arista (which was based on Arista’s copying of our copyright-protected user interfaces) and communications related to that litigation. Arista seeks injunctive relief, lost profits, enhanced damages, and restitution. A jury trial is scheduled for August 6, 2018. We believe we have strong arguments that our conduct was lawful, legally protected, and not anticompetitive, as well as strong defenses to defeat Arista’s claims. However, due to uncertainty surrounding litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. However, we do not anticipate that any final outcome of the dispute would be material.
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas. Oyster alleges that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster seeks monetary damages. Oyster filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the court consolidated the cases alleging infringement of the ‘327 Patent. The court set a trial date of June 4, 2018 for the cases against Infinera, Alcatel-Lucent, Cisco and Huawei. While we believe that we have strong non-infringement arguments and that the patent is invalid, if we do not prevail in the District Court, we believe damages ultimately assessed would not be material. Due to uncertainty surrounding patent litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. However, we do not anticipate that any final outcome of the dispute would be material.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined in the first nine months of fiscal 2018 and in fiscal 2017, and in certain other prior periods, and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Product orders from the service provider market decreased in the first nine months of fiscal 2018 and in fiscal 2017, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
We initiated a restructuring plan in the third quarter of fiscal 2018. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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

•	Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions

•	Potential difficulties in completing projects associated with in-process research and development intangibles

•	Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions

•	Initial dependence on unfamiliar supply chains or relatively small supply partners

•	Insufficient revenue to offset increased expenses associated with acquisitions

•	The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions may also cause us to:

•	Issue common stock that would dilute our current shareholders’ percentage ownership

•	Use a substantial portion of our cash resources, or incur debt

•	Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition

•	Assume liabilities

•	Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges

•	Incur amortization expenses related to certain intangible assets

•	Incur tax expenses related to the effect of acquisitions on our legal structure

•	Incur large and immediate write-offs and restructuring and other related expenses

•	Become subject to intellectual property or other litigation
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $234 million for the alleged evasion of import and other taxes, $1.5 billion for interest, and $1.1 billion for various penalties, all determined using an exchange rate as of April 28, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Item 1, “Legal Proceedings,” contained in Part II of this report.
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 35 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
MAN-MADE PROBLEMS SUCH AS CYBER-ATTACKS, DATA PROTECTION BREACHES, COMPUTER VIRUSES OR TERRORISM MAY DISRUPT OUR OPERATIONS, HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION, AND DAMAGE OUR REPUTATION, AND CYBER-ATTACKS OR DATA PROTECTION BREACHES ON OUR CUSTOMERS’ NETWORKS, OR IN CLOUD-BASED SERVICES PROVIDED BY OR ENABLED BY US, COULD RESULT IN CLAIMS OF LIABILITY AGAINST US, DAMAGE OUR REPUTATION OR OTHERWISE HARM OUR BUSINESS
Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, computer viruses, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise harm our business.
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
VULNERABILITIES AND CRITICAL SECURITY DEFECTS, PRIORITIZATION DECISIONS REGARDING REMEDYING VULNERABILITIES OR SECURITY DEFECTS, FAILURE OF THIRD PARTY PROVIDERS TO REMEDY VULNERABILITIES OR SECURITY DEFECTS, OR CUSTOMERS NOT DEPLOYING SECURITY RELEASES OR DECIDING NOT TO UPGRADE PRODUCTS, SERVICES OR SOLUTIONS COULD RESULT IN CLAIMS OF LIABILITY AGAINST US, DAMAGE OUR REPUTATION OR OTHERWISE HARM OUR BUSINESS
The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We may also make prioritization decisions in determining which vulnerabilities or security defects to fix, and the timing of these fixes, which could result in an exploit which compromises security. Customers also need to test security releases before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based service and we cannot control the rate at which they remedy vulnerabilities. Customers may also not deploy a security release, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, leaving them vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the third quarter of fiscal 2018, we have senior unsecured notes outstanding in an aggregate principal amount of $28.3 billion that mature at specific dates from calendar year 2018 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of April 28, 2018. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.9 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 28, 2018 to February 24, 2018	61	$41.68	61	$28,496
February 25, 2018 to March 24, 2018	36	$44.65	36	$26,896
March 25, 2018 to April 28, 2018	43	$42.97	43	$25,051
Total	140	$42.83	140
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $25.1 billion, with no termination date.
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

Cisco Systems, Inc.

Date:	May 22, 2018	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)