Form 10-K
period 2018-07-28
CISCO SYSTEMS, INC.
filed 2018-09-06
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended July 28, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

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
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 26, 2018 as reported by the Nasdaq Global Select Market on that date: $207,120,318,133
Number of shares of the registrant’s common stock outstanding as of August 31, 2018: 4,571,334,136
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2018 Annual Meeting of Shareholders, to be held on December 12, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells a broad range of technologies that have been powering the Internet since 1984. Across networking, security, collaboration, applications and the cloud, our evolving intent-based technologies are constantly learning and adapting to provide customers with a highly secure, intelligent platform for their digital business.
We conduct our business globally, and manage our business by geography. Our business is organized into the following three geographic segments: Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC). For revenue and other information regarding these segments, see Note 17 to the Consolidated Financial Statements.
Our products and technologies are grouped into the following categories: Infrastructure Platforms; Applications; Security and Other Products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Increasingly, we are delivering our technologies through software and services. Our customers include businesses of all sizes, public institutions, governments, and service providers. These customers often look to us as a strategic partner to help them use information technology (IT) to differentiate themselves and drive positive business outcomes.
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
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multi-cloud environment, we believe the network continues to be extremely critical. We believe that our customers are looking for intent-based networks that provide meaningful business value through automation, security, and analytics across private, hybrid, and multi-cloud environments. Our vision is to deliver highly secure, software-defined, automated and intelligent platforms for our customers. Our strategic priorities include the following: accelerating our pace of innovation, increasing the value of the network, and transforming our business model.
Accelerating Pace of Innovation — Enabling Network Automation
In fiscal 2017, we announced the initial development of new network product offerings that feature our intent-based networking technology. The intent-based networking platform is designed to be intelligent, highly secure, powered by “intent” and informed by “context”—features aiming to constantly learn, adapt, automate and protect in order to optimize network operations and defend against an evolving cyber threat landscape. To further our innovation in this area, we are applying the latest technologies such as machine learning and advanced analytics, to operate and define the network. From a security standpoint, these new network product offerings are designed to enable customers to detect threats, for instance, in encrypted traffic, and we have created what is in our view the only network that is designed for security while maintaining privacy.

Our Catalyst 9000 series of switches represent the initial build of our intent-based networking capabilities and provide highly differentiated advancements in security, programmability, and performance, while lowering operating costs by innovating at the hardware and software layers. Our intent-based network started with the Software-Defined Access (SD-Access) technology, one of our leading enterprise architectures. These offerings are designed to provide a single, highly secure network fabric that helps ensure policy consistency and network assurance; enables faster launches of new business services; and significantly improves issue resolution times while being open and extendable. SD-Access, built on the principles of Cisco Digital Networking Architecture (DNA), provides what we see as a transformational shift in the building and managing of networks.
For the data center, our Application Centric Infrastructure (ACI) solutions deliver centralized application-driven policy automation, management, and visibility of both physical and virtual environments as a single system.
Increasing the Value of the Network
Unlocking the Power of Data. Our customers are increasingly using technology, and specifically, networks to grow their businesses, drive efficiencies, and more effectively compete. We believe data is one of an organization's most strategic assets, and this data is increasingly distributed across every organization and ecosystem, on customer premises, at the edge of the network, and in the cloud. As the number of new devices connected to the Internet grows, we believe the network will play an even more critical role in enabling our customers to aggregate, automate, and draw actionable insights from this highly distributed data, where there is a premium on security and speed. We believe this is driving our customers to adopt entirely new IT architectures and organizational structures and, more specifically, to seek network deployment solutions that deliver greater agility, productivity, security, and other advanced network capabilities.
Security is Foundational. We believe that security is the top IT priority for many of our customers. Our security strategy is focused on delivering an effective cybersecurity architecture combining network, cloud and endpoint-based solutions. Through our industry-leading Cisco Talos offering, we intend to protect against and provide security across the entire attack continuum before, during, and after a cyberattack to help our customers shorten the time between threat detection and response.
Powering a Multi-Cloud World. Our customers are operating in multi-cloud environments with private, public, and hybrid clouds. Our cloud strategy is to deliver solutions designed to simplify, secure, and transform how customers work in this multi-cloud world to maximize business outcomes.
As our customers navigate the multi-cloud world, they need to connect new devices, protect their assets and monitor cloud consumption, and they also require advisory cloud services that are provided in a consistent manner. We are focused on enabling simple, intelligent, automated and highly secure clouds by delivering the infrastructure to navigate the complex IT environment through our software and subscription-based offerings including Webex, Meraki cloud networking, and certain other of our Security and Applications offerings. We believe that customers and partners view our approach to the cloud as differentiated and unique, recognizing that we offer a solution for all cloud environments, including private, hybrid, and public clouds.
In our view, over the next several years, customers will be increasingly writing modern applications that can run on any hybrid cloud, and will be adding billions of connections to their environment. We believe Cisco is uniquely positioned to enable successful business outcomes for customers in hybrid and multi-cloud environments. In our view, the network has never been more critical to business success and we believe our customers will benefit from the insights and intelligence that we are making accessible through our highly differentiated platforms.
Transforming our Business Model
We are transforming our offerings to meet the evolving needs of our customers. As part of the transformation of our business, we continued to make strides during fiscal 2018 to develop and sell more software and subscription-based offerings, which we expect will increase the amount of our recurring revenue. The Catalyst 9000 series of switches are an example of how we are beginning to shift more of our core business to a subscription-based model. Historically, our various networking technology products have aligned with their respective product categories. However, increasingly, our offerings are crossing multiple product categories. As our core networking evolves, we expect we will add more common software features across our core networking platforms. With respect to the disaggregation of hardware and software and how our customers want to consume our technology, we are increasing the amount of software offerings that we provide. We have various types of software arrangements including system software, on premise software, hybrid software and SaaS offerings. In terms of monetization, our software offerings fall into the broad categories of subscription arrangements and perpetual licenses.
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

Products and Services
Our products and services are grouped into the following categories:
Infrastructure Platforms
Infrastructure Platforms consist of our core networking technologies of switching, routing, data center products, and wireless that are designed to work together to deliver networking capabilities and transport and/or store data. These technologies consist of both hardware and software offerings that help our customers build networks, automate, orchestrate, integrate, and digitize data. We believe it is critical for us to continue to deliver continuous value to our customers. Over fiscal 2018, we made ongoing progress in shifting more of our business to software and subscriptions across our core networking portfolio, and in expanding our software offerings. Our objective is to continue moving to cloud-managed solutions across our entire enterprise networking portfolio. We continue to expand on our intent driven infrastructure, which focuses on simplicity, automation, and security, allowing enterprises to manage and govern the interactions of users, devices and applications across their IT environments. In fiscal 2017, we launched our Cisco Catalyst 9000 series of switches, which were developed for security, mobility, the Internet of Things (IoT), and the cloud. These switches form the foundation for our leading enterprise architectures, built on the principles of Cisco DNA. We continue to expand on this technology by extending SD-Access and Cisco DNA Center to the IoT environment and Application Centric Infrastructure (ACI) to the public cloud.
Our switching portfolio encompasses campus switching offerings as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and IoT services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching are the recently launched Catalyst 9000 series of switches that include hardware with embedded software, along with, a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features and can be centrally monitored, managed, and configured. Our data center switching offerings provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers.
Our routing portfolio interconnects public and private wireline and mobile networks and mobile networks, delivering highly secure and reliable service to campus, data center and branch networks. Our routing solutions are designed to meet the scale, reliability, and security needs of our customers. During fiscal 2018, we introduced the principles of Cisco DNA into our routing portfolio along with software-defined wide area network (SD-WAN), increasing flexibility and simplicity and delivery through the cloud.
Our Data Center portfolio incorporates various technologies and solutions including the Cisco Unified Computing System (Cisco UCS), HyperFlex (HX), and software management capabilities which combine computing, networking, and storage infrastructure management and virtualization to deliver agility, simplicity and scale. These products are designed to extend the power and simplicity of unified computing for data-intensive workloads, applications at the edge, and the next generation of distributed application architectures.
Our Wireless portfolio provides indoor and outdoor wireless coverage designed for seamless roaming use of voice, video, and data applications. These products include wireless access points that are standalone, controller appliance-based, switch-converged, and Meraki cloud-managed offerings. In fiscal 2018, we expanded our capabilities to include network assurance and automation through our Cisco DNA Center and location-based services.
Applications
The Applications product category consists primarily of software-related offerings that utilize the core networking and data center platforms to provide their functions. Our Applications offerings consist of both hardware and software-based solutions, including both software licenses and software-as-a-service. Applications include our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the IoT and analytics software offerings from Jasper and AppDynamics, respectively.
Our strategy is to make collaboration more effective, comprehensive, and less complex by creating innovative solutions through combining the power of software, hardware, and the network. We offer a portfolio of solutions which can be delivered from the cloud, premise or mixed environments, and which integrate voice, video, and messaging on fixed and mobile networks across a wide range of devices/endpoints such as mobile phones, tablets, desktop and laptop computers, video units and collaboration appliances. Growth in cloud-connected products and services was highlighted by the acquisition of BroadSoft, a leading provider of cloud-based unified communications. In addition, we announced innovative new cloud-connected products and services within our Collaboration portfolio including the Cisco WebexVirtual Assistant, AI driven voice assistance for workplace collaboration, and Webex Room telepresence endpoint devices. For on-premise collaboration markets, we launched multi-party Internet Protocol (IP) Phones to extend our reach into third-party call control platforms as well as a new series of telephony headsets which offer innovative integration with our market leading IP phone business.
Our analytics solutions seek to help businesses deliver consistently high quality digital experiences by connecting end-user experience and application performance to business outcomes. Our applications monitor, correlate, analyze, and act on application performance and business performance data in real time. This automated, cross-stack intelligence enables developers, IT operations, and business owners to make mission critical and strategic improvements.
We continue to invest in IoT as the number of connected IoT devices continues to grow. Our Jasper Control Center Platform enables enterprises to automate the lifecycle of connected devices, including tools designed to automatically and remotely onboard, manage and monetize their IoT devices.
Security
The Security product category primarily includes our unified threat management products, advanced threat security products, and web security products that are designed to provide a highly secure environment for our customers. Security continues to be the top IT priority for many of our customers and we continue to believe that security solutions will help to protect the digital economy. We believe that security will be an enabler that helps safeguard our customers’ business interests and can help create competitive advantage for them. Our approach is designed to provide protection across the entire attack continuum before, during, and after a cyber-attack and to help our customers shorten the time to threat detection and response. In our view, the escalation of ransomware and other malware events in the past year demonstrates that organizations are more critically exposed than ever.
Our security portfolio is designed to increase capability while reducing complexity by delivering simple, open, and automated solutions resulting in more effective security. Our security portfolio spans endpoints, the network, and the cloud. Our offerings cover the following network-related areas: network and data center security, advanced threat protection, web and email security, access and policy, unified threat management, and advisory, integration, and managed services. Our offerings are powered by Cisco Talos, our industry-leading, cloud delivered threat intelligence platform.
In fiscal 2018, we continued to invest in cloud security. These investments include introducing our Stealthwatch Cloud, behavioral threat detection for IaaS (infrastructure as a service) and PaaS (platform as a service) environments, extending our Umbrella Platform capabilities, and providing new functions such as shadow IT discovery in CloudLock, our CASB (Cloud Access Security Broker) solution. We significantly extended our endpoint security portfolio (Advanced Malware Protection for Endpoints) with new exploit prevention capabilities for fileless malware. We remain focused on delivering an integrated architecture across our Security products, highlighted by the introduction of Cisco Visibility, a unified threat management platform across many of our products.
Other Products
Our Other Products category primarily consists of Service Provider Video Software and Solutions and cloud and system management products. We announced a definitive agreement to sell our Service Provider Video Software and Solutions business in the fourth quarter of fiscal 2018. We expect this transaction to close in the first half of fiscal 2019 subject to regulatory approvals and customary closing conditions.
Services
In addition to our product offerings, we provide a broad range of service and support options for our customers, including technical support services and advanced services. In fiscal 2019, we introduced Customer Experience, combining our overall service and support offerings into one organization that is responsible for the end-to-end customer experience.
Technical support services help our customers ensure their products operate efficiently, remain available, and benefit from the most up-to-date system, and application software. These services help customers protect their network investments, manage risk, and minimize downtime for systems running mission-critical applications. A key example is Cisco Smart Services, which leverages the intelligence from the installed base of our products and customer connections to protect and optimize network investment for our customers and partners. We have expanded our Technical Services offerings from traditional hardware support to software, solutions, and premium support and outcome based offers.
Advanced services are part of a comprehensive program that is focused on providing responsive, preventive, and consultative support of our technologies for specific networking needs. We are investing in and expanding our advanced services in the areas of cloud, security, and analytics, which reflects our strategy of selling customer outcomes. We are focused on three priorities including, utilizing Technology Advisory Services to drive higher product and services pull-through; Assessment and Migration services providing the tools, expertise and methodologies to enable our customers to migrate to new technology platforms; and providing optimization services aligned with customers’ measurable business outcomes.
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
Service Providers
Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. This customer market category includes regional, national, and international wireline carriers, as well as Internet, cable, and wireless providers. We also include media, broadcast, and content providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based, content-based and application-based services. Service providers use a variety of our products and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the greater scale and higher complexity of their networks, whose requirements are addressed, we believe, by our architectural approach.
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
Sales Overview
As of the end of fiscal 2018, our worldwide sales and marketing departments consisted of approximately 25,200 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in 96 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other resellers, and distributors.
Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. Some service providers are also systems integrators.
Distributors typically hold inventory and sell to systems integrators, service providers, and other resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. Revenue from two-tier distributors is recognized based on a sell-through method using point of sales information provided by these distributors. Starting in fiscal 2019, in connection with the adoption of ASC 606, Revenue from Contracts with Customers, a new accounting standard related to revenue recognition, we will start recognizing revenue from two-tier distributors on a sell-in method. For further discussion of ASC 606, see Note 2 to the Consolidated Financial Statements. These distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling prices, and participate in various cooperative marketing programs.

For information regarding risks related to our channels, see “Item 1A. Risk Factors,” including the risk factors entitled “Disruption of, or changes in, our distribution model could harm our sales and margins” and “Our inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”
For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment;” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations;” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition;” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows;” and “Man-made problems such as cyber-attacks, data protection breaches, malware or terrorism may disrupt our operations, harm our operating results and financial condition, and damage our reputation, and cyber-attacks or data protection breaches on our customers' networks, in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business,” among others.
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

Leases:
• Sales-type
• Direct financing
• Operating
Loans
Financed service contracts
Channels financing arrangements
End-user financing arrangements
Product Backlog
Our product backlog at July 28, 2018 was approximately $6.6 billion, an increase of 38% year over year. The product backlog includes orders confirmed for products planned to be shipped within 90 days to customers with approved credit status. Subscription-based sales arrangements are not included in product backlog. Our cycle time between order and shipment is generally short and customers occasionally change delivery schedules. Additionally, orders can be canceled without significant penalties. As a result of these factors, we do not believe that our product backlog, as of any particular date, is necessarily indicative of actual product revenue for any future period.
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
Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. Companies with which we have added or expanded strategic alliances during fiscal 2018 and in recent years include Apple, Google, Salesforce.com and Ericsson, among others.
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
Research and Development
We regularly introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Infrastructure Platforms, Applications, Security, and Other Product technologies. Our research and development expenditures were $6.3 billion, $6.1 billion, and $6.3 billion in fiscal 2018, 2017, and 2016, respectively. These expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of increased focus include our intent-based networking technologies (which encompasses switching, routing, and wireless technologies within Infrastructure Platforms), security, and analytics products. Our expenditures for research and development costs were expensed as incurred.
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
Employees
Employees are summarized as follows (approximate numbers):

July 28, 2018
Employees by geography:
United States	37,800
Rest of world	36,400
Total	74,200
Employees by line item on the Consolidated Statements of Operations:
Cost of sales (1)	20,200
Research and development	21,400
Sales and marketing	25,200
General and administrative	7,400
Total	74,200
(1) Cost of sales includes manufacturing support, services, and training.

Executive Officers of the Registrant
The following table shows the name, age, and position as of August 31, 2018 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	52	Chairman and Chief Executive Officer
Mark Chandler	62	Executive Vice President, Chief Legal Officer and Chief Compliance Officer
Gerri Elliott	62	Executive Vice President and Chief Sales and Marketing Officer
David Goeckeler	56	Executive Vice President and General Manager, Security and Networking Business
Kelly A. Kramer	51	Executive Vice President and Chief Financial Officer
Maria Martinez	60	Executive Vice President and Chief Customer Experience Officer
Irving Tan	48	Senior Vice President, Operations
Mr. Robbins has served as Chief Executive Officer since July 2015, as a member of the Board of Directors since May 2015 and as Chairman of the Board since December 2017. He joined Cisco in December 1997, from which time until March 2002 he held a number of managerial positions within Cisco’s sales organization. Mr. Robbins was promoted to Vice President in March 2002, assuming leadership of Cisco’s U.S. channel sales organization. Additionally, in July 2005 he assumed leadership of Cisco’s Canada channel sales organization. In December 2007, Mr. Robbins was promoted to Senior Vice President, U.S. Commercial, and in August 2009 he was appointed Senior Vice President, U.S. Enterprise, Commercial and Canada. In July 2011, Mr. Robbins was named Senior Vice President, Americas. In October 2012, Mr. Robbins was promoted to Senior Vice President, Worldwide Field Operations, in which position he served until assuming the role of Chief Executive Officer. He is a member of the board of directors of BlackRock, Inc.
Mr. Chandler joined Cisco in July 1996, upon Cisco’s acquisition of StrataCom, Inc., where he served as General Counsel. He served as Cisco’s Managing Attorney for Europe, the Middle East, and Africa from December 1996 until June 1999; as Director, Worldwide Legal Operations from June 1999 until February 2001; and was promoted to Vice President, Worldwide Legal Services in February 2001. In October 2001, Mr. Chandler was promoted to Vice President, Legal Services and General Counsel, and in May 2003 he additionally was appointed Secretary, a position he held through November 2015. In February 2006, Mr. Chandler was promoted to Senior Vice President, and in May 2012 he was appointed Chief Compliance Officer. In June 2018, Mr. Chandler was promoted to Executive Vice President and Chief Legal Officer. Before joining StrataCom, Mr. Chandler had served as Vice President, Corporate Development and General Counsel of Maxtor Corporation.
Ms. Elliott joined Cisco in April 2018. Ms. Elliott is a former Executive Vice President of Juniper Networks, Inc., where she served as EVP and Chief Customer Officer from March 2013 to February 2014, EVP and Chief Sales Officer from July 2011 to March 2013 and EVP, Strategic Alliances from June 2009 to July 2011. Before joining Juniper, Ms. Elliott held a series of senior executive positions with Microsoft Corporation from 2001-2008 including Corporate Vice President of Microsoft’s Industry Solutions Group, Worldwide Public Sector and North American Enterprise Sales organizations. Prior to joining Microsoft Corporation, Ms. Elliott spent 22 years at IBM Corporation, where she held several senior executive positions both in the U.S. and internationally. Since 2014 Ms. Elliott has served as a director on several public company boards including Whirlpool Corporation (since 2014), Bed Bath & Beyond, Inc. (2014-17), Imperva, Inc. (2015-18), Marvell Technology Group Ltd. (2017-18) and Mimecast Ltd. (2017-18), and during this period she also founded and led the development of Broadrooms.com, an informational resource for executive women who serve or want to serve on corporate boards in the U.S.
Mr. Goeckeler joined Cisco in May 2000, from which time until December 2010 he held a variety of leadership positions within Cisco’s engineering organization, covering such technology focus areas as voice over IP, mobility, video infrastructure and networking. In December 2010, Mr. Goeckeler was promoted to Vice President, Engineering, in which his responsibilities included leading various product and platform-related initiatives within Cisco’s Service Provider Business group. In October 2012, Mr. Goeckeler assumed leadership of engineering in Cisco's Security Business, and in November 2014 was promoted to Senior Vice President. In March 2016 he was elevated to Senior Vice President and General Manager of the Security Business. In May 2016, Mr. Goeckeler added networking to his oversight responsibilities, assuming the role of Senior Vice President, Networking and Security Business, and was promoted to Executive Vice President in July 2017. In March 2018, Mr. Goeckeler assumed the added responsibility for Cisco's IoT and analytics businesses.

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
Ms. Martinez joined Cisco in April 2018. Prior to joining Cisco, she served in a variety of senior executive roles at Salesforce.com, inc. including President, Global Customer Success and Latin America from March 2016 to April 2018; President, Sales and Customer Success from February 2013 to March 2016; Executive Vice President and Chief Growth Officer from February 2012 to February 2013; and Executive Vice President, Customers for Life from February 2010 to February 2012. Ms. Martinez’s experience prior to Salesforce includes Corporate Vice President of Worldwide Services at Microsoft Corporation, President and Chief Executive Officer of Embrace Networks, Inc. and various senior leadership roles at Motorola, Inc. and AT&T Inc./Bell Laboratories. Ms. Martinez was a member of the board of directors of Plantronics, Inc. from September 2015 to April 2018.
Mr. Tan joined Cisco in December 2005, serving in manager-level and director-level positions within Cisco’s Sales and Managed Services functions until March 2008, at which time he joined Hewlett Packard Corporation as General Manager of its Communications and Media Solutions Group in Asia Pacific and Japan. In April 2009, Mr. Tan rejoined Cisco, serving as Sales Director in charge of Malaysia and Singapore, and in February 2013 he was promoted to Vice President, Sales with responsibility for the Southeast Asia region. In April 2014, Mr. Tan was promoted to Senior Vice President, Sales with responsibility for Cisco’s APJ geography. In January 2018, he was promoted to his current position.

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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders in the first quarter of fiscal 2018, in fiscal 2017 and in certain prior periods.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined on a year-over-year basis and could decline in future quarters due to adverse impacts from various factors, including:

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

•
Increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Although product orders from the service provider market increased in the fourth quarter of fiscal 2018, service provider product orders decreased in the first nine months of fiscal 2018 and in fiscal 2017, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Emerging countries in the aggregate experienced a decline in orders in the first quarter of fiscal 2018, in fiscal 2017 and in certain prior periods. We continue to assess the sustainability of any improvements in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	Foreign currency exchange rates

•	Political or social unrest

•
Economic instability or weakness or natural disasters in a specific country or region, including the current economic challenges in China and global economic ramifications of Chinese economic difficulties; instability as a result of Brexit; environmental protection measures, trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $218 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of July 28, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 12 to the Consolidated Financial Statements, subsection (h) "Legal Proceedings."
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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

MAN-MADE PROBLEMS SUCH AS CYBER-ATTACKS, DATA PROTECTION BREACHES, MALWARE OR TERRORISM MAY DISRUPT OUR OPERATIONS, HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION, AND DAMAGE OUR REPUTATION, AND CYBER-ATTACKS OR DATA PROTECTION BREACHES ON OUR CUSTOMERS’ NETWORKS, OR IN CLOUD-BASED SERVICES PROVIDED BY OR ENABLED BY US, COULD RESULT IN CLAIMS OF LIABILITY AGAINST US, DAMAGE OUR REPUTATION OR OTHERWISE HARM OUR BUSINESS
Despite our implementation of network security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data protection breaches, malware, and similar disruptions from unauthorized tampering or human error. Any such event could compromise our networks or those of our customers, and the information stored on our networks or those of our customers could be accessed, publicly disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious third parties to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of network security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise harm our business.
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of fiscal 2018, we have senior unsecured notes outstanding in an aggregate principal amount of $25.8 billion that mature at specific dates from calendar year 2019 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of July 28, 2018. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.0 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

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
Outside the United States our operations are conducted primarily in leased sites. Other significant sites (in addition to the two non-U.S. headquarters locations) are located in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland, and the United Kingdom.
We believe that our existing facilities, including both owned and leased, are in good condition and suitable for the conduct of our business. For additional information regarding obligations under operating leases, see Note 12 to the Consolidated Financial Statements.

Item 3.	Legal Proceedings
For a description of our material pending legal proceedings, see Note 12 “Commitments and Contingencies - (h) Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)
Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. Information regarding quarterly cash dividends declared on Cisco’s common stock during fiscal 2018 and 2017 may be found in Supplementary Financial Data on page 114 of this report. There were 40,817 registered shareholders as of August 31, 2018. The high and low common stock sales prices per share for each period were as follows:

	FISCAL 2018		FISCAL 2017
Fiscal Quarter	High	Low	High	Low
First quarter	$34.73	$30.36	$31.95	$29.86
Second quarter	$42.69	$33.67	$31.89	$29.12
Third quarter	$46.16	$37.35	$34.53	$30.42
Fourth quarter	$46.37	$40.94	$34.60	$30.37

(b)	Not applicable.

(c)	Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 29, 2018 to May 26, 2018	44	$44.63	44	$23,076
May 27, 2018 to June 23, 2018	41	$43.65	41	$21,271
June 24, 2018 to July 28, 2018	53	$42.65	53	$19,036
Total	138	$43.58	138
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. As of July 28, 2018, the remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $19.0 billion with no termination date.
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

$300
$250
$200
$150
$100
$50
$0
July 2013
July 2014
July 2015
July 2016
July 2017
July 2018
Cisco Systems, Inc.
S&P 500
S&P Information Technology

	July 2013	July 2014	July 2015	July 2016	July 2017	July 2018
Cisco Systems, Inc.	$100.00	$105.04	$118.32	$131.64	$140.72	$196.18
S&P 500	$100.00	$119.40	$128.10	$136.90	$158.98	$184.80
S&P Information Technology	$100.00	$131.22	$144.52	$159.12	$207.12	$268.65

Item 6.	Selected Financial Data
Five Years Ended July 28, 2018 (in millions, except per-share amounts)

Years Ended	July 28, 2018 (1)	July 29, 2017	July 30, 2016 (2)(3)	July 25, 2015 (2)	July 26, 2014 (4)
Revenue	$49,330	$48,005	$49,247	$49,161	$47,142
Net income	$110	$9,609	$10,739	$8,981	$7,853
Net income per share—basic	$0.02	$1.92	$2.13	$1.76	$1.50
Net income per share—diluted	$0.02	$1.90	$2.11	$1.75	$1.49
Shares used in per-share calculation—basic	4,837	5,010	5,053	5,104	5,234
Shares used in per-share calculation—diluted	4,881	5,049	5,088	5,146	5,281
Cash dividends declared per common share	$1.24	$1.10	$0.94	$0.80	$0.72
Net cash provided by operating activities	$13,666	$13,876	$13,570	$12,552	$12,332
	July 28, 2018	July 29, 2017	July 30, 2016	July 25, 2015	July 26, 2014
Cash and cash equivalents and investments	$46,548	$70,492	$65,756	$60,416	$52,074
Total assets	$108,784	$129,818	$121,652	$113,373	$105,070
Debt	$25,569	$33,717	$28,643	$25,354	$20,845
Deferred revenue	$19,685	$18,494	$16,472	$15,183	$14,142

(1)
In fiscal 2018, Cisco recorded a provisional tax expense of $10.4 billion related to the enactment of the Tax Cuts and Job Act ("the Tax Act") comprised of $8.1 billion of U.S. transition tax, $1.2 billion of foreign withholding tax, and $1.1 billion re-measurement of net deferred tax assets and liabilities (DTA).

(2)
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

(3)
In fiscal 2016 Cisco recognized total tax benefits of $593 million for the following: i) the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to Cisco’s federal income tax returns for fiscal 2008 through fiscal 2010, as a result of which Cisco recorded a net tax benefit of $367 million; and ii) the Protecting Americans from Tax Hikes Act of 2015 reinstated the U.S. federal research and development (R&D) tax credit permanently, as a result of which Cisco recognized tax benefits of $226 million, of which $81 million related to fiscal 2015 R&D expenses.

(4)
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
OVERVIEW
Cisco designs and sells a broad range of technologies that have been powering the Internet since 1984. Across networking, security, collaboration, applications and the cloud, our evolving intent-based technologies are constantly learning and adapting to provide customers with a highly secure, intelligent platform for their digital business.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 28, 2018	July 29, 2017	Variance		July 28, 2018	July 29, 2017	Variance
Revenue	$12,844	$12,133	6%		$49,330	$48,005	3%
Gross margin percentage	61.7%	62.2%	(0.5)	pts	62.0%	63.0%	(1.0)	pts
Research and development	$1,626	$1,499	8%		$6,332	$6,059	5%
Sales and marketing	$2,348	$2,318	1%		$9,242	$9,184	1%
General and administrative	$543	$495	10%		$2,144	$1,993	8%
Total R&D, sales and marketing, general and administrative	$4,517	$4,312	5%		$17,718	$17,236	3%
Total as a percentage of revenue	35.2%	35.5%	(0.3)	pts	35.9%	35.9%	—	pts
Amortization of purchased intangible assets included in operating expenses	$33	$58	(43)%		$221	$259	(15)%
Restructuring and other charges included in operating expenses	$26	$142	(82)%		$358	$756	(53)%
Operating income as a percentage of revenue	26.1%	25.0%	1.1	pts	25.0%	24.9%	0.1	pts
Income tax percentage (1)	(5.9)%	23.8%	(29.7)	pts	99.2%	21.8%	77.4	pts
Net income (1)	$3,803	$2,424	57%		$110	$9,609	(99)%
Net income as a percentage of revenue	29.6%	20.0%	9.6	pts	0.2%	20.0%	(19.8)	pts
Earnings per share—diluted (1)	$0.81	$0.48	69%		$0.02	$1.90	(99)%
(1) Fourth quarter and fiscal year 2018 results include an $863 million benefit and a $10.4 billion charge, respectively, related to the enactment of the Tax Act.

Fiscal 2018 Compared with Fiscal 2017
In fiscal 2018, we saw broad strength across the business and delivered solid revenue growth, margins, cash flow and returns for our shareholders. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. Our product revenue reflected growth in Infrastructure Platforms, Applications and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We continue to operate in a challenging and highly competitive environment. We experienced some weakness in the service provider market and we expect ongoing uncertainty in that area. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 3% compared with fiscal 2017. Within total revenue, product and service revenue each increased by 3%. Total gross margin decreased by 1.0 percentage points, driven primarily by unfavorable impacts from pricing, a $127 million legal and indemnification settlement charge, and unfavorable product mix, partially offset by productivity benefits. While productivity was positive to overall product gross margin, the benefit was lower than in the prior year as these improvements were adversely impacted by an increase in the cost of certain components which are currently constrained. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, were flat. Operating income as a percentage of revenue increased by 0.1 percentage points. Diluted earnings per share and net income each decreased by 99% due to the $10.4 billion provisional tax expense related to the Tax Act, comprised of $8.1 billion U.S. transition tax, $1.2 billion of foreign withholding tax, and $1.1 billion of net deferred tax assets re-measurement.
In terms of our geographic segments, revenue from the Americas increased by $0.7 billion, EMEA revenue increased by $0.4 billion, and revenue in our APJC segment increased by $0.2 billion. These increases reflect broad strength across several countries within these segments. The “BRICM” countries experienced product revenue growth of 2% in the aggregate, driven by increased product revenue in the emerging countries of Brazil, Russia, India and China of 17%, 10%, 3% and 3%, respectively, partially offset by a product revenue decline of 16% in Mexico.
From a customer market standpoint, we experienced solid product revenue growth in the commercial market and, to a lesser extent, in the enterprise and public sector markets. Product revenue in the service provider market declined with ongoing uncertainty in that area.
From a product category perspective, the product revenue increase of 3% was driven by a 2% product revenue increase in Infrastructure Platforms and solid product revenue growth in Applications and Security of 10% and 9%, respectively. We saw broad strength across the portfolio, with the exception of routing related to the weakness in the service provider market.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2018, as compared with the fourth quarter of fiscal 2017, total revenue increased by 6%. Within total revenue, product revenue increased by 7% and service revenue increased by 3%. With regard to our geographic segment performance, on a year-over-year basis, revenue in the Americas, EMEA and APJC increased by 5%, 8% and 6%, respectively. From a product category perspective, we experienced broad strength across the portfolio. Total gross margin decreased by 0.5 percentage points, driven by some specific transactions with service providers in our APJC segment. Our gross margin also decreased due to unfavorable pricing, product mix and higher component costs, partially offset by improved productivity benefits. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 0.3 percentage points. Operating income as a percentage of revenue increased by 1.1 percentage points. Diluted earnings per share increased by 69% and net income increased by 57%, due in part to an $863 million tax benefit related to the Tax Act.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multi-cloud environment, we believe the network continues to be extremely critical. We believe that our customers are looking for intent-based networks that provide meaningful business value through automation, security, and analytics across private, hybrid, and multi-cloud environments. Our vision is to deliver highly secure, software-defined, automated and intelligent platforms for our customers. Our strategic priorities include the following: accelerating our pace of innovation, increasing the value of the network, and transforming our business model.
For a full discussion of our strategy and priorities, see Item 1. Business.
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2018 compared with fiscal 2017 (in millions):

	Fiscal 2018	Fiscal 2017
Cash and cash equivalents and investments	$46,548	$70,492
Cash provided by operating activities	$13,666	$13,876
Deferred revenue	$19,685	$18,494
Repurchases of common stock—stock repurchase program	$17,661	$3,706
Dividends	$5,968	$5,511
Inventories	$1,846	$1,616

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
As our business and offerings evolve over time, our pricing practices may be required to be modified accordingly, which could result in changes in selling prices, including both VSOE and ESP, in subsequent periods. There were no material impacts during fiscal 2018 from changes in VSOE, TPE, or ESP.
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

In May 2014, the Financial Accounting Standards Board (FASB) issued ASC 606, Revenue from Contracts with Customers, a new accounting standard related to revenue recognition. ASC 606 will supersede nearly all U.S. GAAP on revenue recognition and eliminate industry-specific guidance. The underlying principle of the new standard is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. It also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.
ASC 606 allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). We will adopt the new standard using the modified retrospective method at the beginning of our first quarter of fiscal 2019.
We do not expect that ASC 606 will have a material impact on total revenue for fiscal 2019 based on two factors: i) revenue will be accelerated consistent with the changes in timing as indicated in the table in Note 2 to the Consolidated Financial Statements, largely offset by ii) the reduction of revenue from software arrangements where revenue was previously deferred in prior periods and recognized ratably over time as required under the current standard. This preliminary assessment is based on the types and number of revenue arrangements currently in place. The exact impact of ASC 606 will be dependent on facts and circumstances at adoption and could vary from quarter to quarter.
For the first quarter of fiscal 2019, we expect that the adoption of ASC 606 may increase total revenue by about 1% on a year-over-year basis. For further discussion of ASC 606, including the estimated impacts on transition date, see Note 2 to the Consolidated Financial Statements.
Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	July 28, 2018	July 29, 2017
Allowance for doubtful accounts	$129	$211
Percentage of gross accounts receivable	2.3%	3.9%
Allowance for credit loss—lease receivables	$135	$162
Percentage of gross lease receivables (1)	4.7%	5.5%
Allowance for credit loss—loan receivables	$60	$103
Percentage of gross loan receivables	1.2%	2.3%
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

A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of July 28, 2018 and July 29, 2017 was $123 million and $122 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
Our provision for inventory was $63 million, $74 million, and $65 million in fiscal 2018, 2017, and 2016, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $105 million, $124 million, and $134 million in fiscal 2018, 2017, and 2016, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments.
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
Fair Value Measurements
Our fixed income and publicly traded equity securities, collectively, are reflected in the Consolidated Balance Sheets at a fair value of $37.6 billion as of July 28, 2018, compared with $58.8 billion as of July 29, 2017. Our fixed income investment portfolio, as of July 28, 2018, consisted primarily of high quality investment-grade securities. See Note 8 to the Consolidated Financial Statements.
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

Our Level 2 securities are valued using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from independent pricing vendors, quoted market prices, or other sources to determine the ultimate fair value of our assets and liabilities. We use such pricing data as the primary input, to which we have not made any material adjustments during fiscal 2018 and 2017, to make our assessments and determinations as to the ultimate valuation of our investment portfolio. We are ultimately responsible for the financial statements and underlying estimates.
The inputs and fair value are reviewed for reasonableness, may be further validated by comparison to publicly available information, and could be adjusted based on market indices or other information that management deems material to its estimate of fair value. The assessment of fair value can be difficult and subjective. However, given the relative reliability of the inputs we use to value our investment portfolio, and because substantially all of our valuation inputs are obtained using quoted market prices for similar or identical assets, we do not believe that the nature of estimates and assumptions affected by levels of subjectivity and judgment was material to the valuation of the investment portfolio as of July 28, 2018.
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
We also have investments in privately held companies, some of which are in the startup or development stages. As of July 28, 2018, our investments in privately held companies were $1,096 million, compared with $983 million as of July 29, 2017, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.
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
The goodwill recorded in the Consolidated Balance Sheets as of July 28, 2018 and July 29, 2017 was $31.7 billion and $29.8 billion, respectively. The increase in goodwill during fiscal 2018 was due in large part to our acquisition of BroadSoft. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2018, 2017, and 2016. For the annual impairment testing in fiscal 2018, the excess of the fair value over the carrying value for each of our reporting units was $73.0 billion for the Americas, $53.0 billion for EMEA, and $35.5 billion for APJC.

During the fourth quarter of fiscal 2018, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
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
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $1 million, $47 million, and $74 million during fiscal 2018, 2017, and 2016, respectively. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 99.2%, 21.8%, and 16.9% in fiscal 2018, 2017, and 2016, respectively.
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a fiscal-year taxpayer, certain provisions of the Tax Act impact us in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019 including the implementation of a modified territorial tax system and other changes to how foreign earnings are subject to U.S. tax, and elimination of the domestic manufacturing deduction.
As a result of the decrease in the federal tax rate from 35% to 21% effective January 1, 2018, we have computed our income tax expense for the July 28, 2018 fiscal year using a blended federal tax rate of 27%. The 21% federal tax rate will apply to our fiscal year ending July 27, 2019 and each year thereafter. We must remeasure our DTA using the federal tax rate that will apply when the related temporary differences are expected to reverse.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We have determined that the $8.1 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $1.1 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates for fiscal 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries.

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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Years Ended			2018 vs. 2017		2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Revenue:
Product	$36,709	$35,705	$37,254	$1,004	3%	$(1,549)	(4)%
Percentage of revenue	74.4%	74.4%	75.6%
Service	12,621	12,300	11,993	321	3%	307	3%
Percentage of revenue	25.6%	25.6%	24.4%
Total	$49,330	$48,005	$49,247	$1,325	3%	$(1,242)	(3)%

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2018 vs. 2017		2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Revenue:
Americas	$29,070	$28,351	$29,392	$719	3%	$(1,041)	(4)%
Percentage of revenue	58.9%	59.1%	59.7%
EMEA	12,425	12,004	12,302	421	4%	(298)	(2)%
Percentage of revenue	25.2%	25.0%	25.0%
APJC	7,834	7,650	7,553	184	2%	97	1%
Percentage of revenue	15.9%	15.9%	15.3%
Total	$49,330	$48,005	$49,247	$1,325	3%	$(1,242)	(3)%
Amounts may not sum and percentages may not recalculate due to rounding.
During the second quarter of fiscal 2016, we completed the sale of the Customer Premises Equipment portion of our Service Provider Video Connected Devices business (“SP Video CPE Business”). SP Video CPE Business revenue was $504 million for fiscal 2016.
Fiscal 2018 Compared with Fiscal 2017
Total revenue increased by 3%. Product and service revenue each increased by 3%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced 2% product revenue growth, with increases in Brazil, Russia, India and China partially offset by a decrease in Mexico.
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
Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2018 vs. 2017		2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$21,088	$20,487	$21,663	$601	3%	$(1,176)	(5)%
Percentage of product revenue	57.5%	57.4%	58.1%
EMEA	9,671	9,369	9,682	302	3%	(313)	(3)%
Percentage of product revenue	26.3%	26.2%	26.0%
APJC	5,950	5,849	5,909	101	2%	(60)	(1)%
Percentage of product revenue	16.2%	16.4%	15.9%
Total	$36,709	$35,705	$37,254	$1,004	3%	$(1,549)	(4)%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Fiscal 2018 Compared with Fiscal 2017
Product revenue in the Americas segment increased by 3%, driven by solid growth in the commercial and enterprise markets and, to a lesser extent, growth in the public sector market. Product revenue in the service provider market was flat. From a country perspective, product revenue increased by 3% in the United States, 9% in Canada and 17% in Brazil, partially offset by a decrease of 16% in Mexico.
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
EMEA
Fiscal 2018 Compared with Fiscal 2017
The increase in product revenue in the EMEA segment of 3% was driven by solid growth in the commercial and public sector markets and, to a lesser extent, growth in the enterprise market. These increases were partially offset by a product revenue decline in the service provider market. Product revenue from emerging countries within EMEA and the remainder of the EMEA segment, which primarily consists of countries in Western Europe, each increased by 3%.

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
APJC
Fiscal 2018 Compared with Fiscal 2017
Product revenue in the APJC segment increased by 2%. The product revenue increase was led by solid growth in the commercial and enterprise markets. These increases were partially offset by product revenue declines in the service provider and public sector markets. From a country perspective, product revenue increased by 3% in China and 3% in India, partially offset by a decrease of 3% in Japan.
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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Years Ended			2018 vs. 2017		2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$28,270	$27,779	$28,851	$491	2%	$(1,072)	(4)%
Applications	5,035	4,568	4,438	467	10%	130	3%
Security	2,353	2,153	1,969	200	9%	184	9%
Other Products	1,050	1,205	1,996	(155)	(13)%	(791)	(40)%
	$36,709	$35,705	$37,254	$1,004	3%	$(1,549)	(4)%
Amounts may not sum and percentages may not recalculate due to rounding.
Infrastructure Platforms
Fiscal 2018 Compared with Fiscal 2017
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue increased by 2%, or $491 million, with strength across the portfolio with the exception of routing. Switching experienced growth, with solid revenue growth in data center switching driven by an increase in sales of Cisco Nexus 9000 Series products, and with revenue growth in campus switching driven by our intent-based networking Cisco Catalyst 9000 Series. Data center had strong double digit growth driven by higher sales of server products and our hyperconverged data center offering, HyperFlex. We also experienced solid revenue growth from wireless products driven by Meraki as well as our Wave 2 offerings. We had a decrease in sales of routing products, driven by continued weakness in the service provider market.

Fiscal 2017 Compared with Fiscal 2016
Revenue from the Infrastructure Platforms product category decreased by 4% or $1,072 million, driven primarily by lower revenue from switching products. Within switching, we experienced a decrease in sales of switching products used in campus environments, which we believe was driven both by the uncertainty in the macro environment which led to a slowdown in customer spending, as well as by a highly competitive landscape. These impacts were partially offset by an increase in sales of our ACI portfolio which is included in our data center switching portfolio. We also experienced a decrease in revenue from routing products driven by weakness in enterprise access and a decrease in revenue from data center due to lower sales of server products. We had revenue growth from wireless products driven by Meraki.
Applications
Fiscal 2018 Compared with Fiscal 2017
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and analytics software offerings from Jasper and AppDynamics, respectively. Revenue in our Applications product category increased by 10%, or $467 million, with growth across all of the businesses. We experienced solid growth in the Telepresence, unified communications, conferencing and analytics from our fiscal 2017 acquisition of AppDynamics. We continued to increase the amount of deferred revenue and the proportion of recurring revenue related to our Applications product category.

Fiscal 2017 Compared with Fiscal 2016
The increase in revenue in our Applications product category by 3%, or $130 million, was in large part due to increased revenue from our IoT software offerings, driven by our fiscal 2016 Jasper acquisition. The growth in Conferencing revenue and the acquisition of AppDynamics in the third quarter of fiscal 2017 also contributed to the revenue increase in this product category. These increases in revenue were partially offset by decreased revenue from unified communications and Telepresence.
Security
Fiscal 2018 Compared with Fiscal 2017
Revenue in our Security product category increased 9%, or $200 million, driven by higher sales of unified threat management, web security, policy and access and advanced threat products. We continued to increase the amount of deferred revenue and the proportion of recurring revenue related to our Security product category.
Fiscal 2017 Compared with Fiscal 2016
Revenue in our Security product category increased 9%, or $184 million, driven by higher sales of unified threat management, advanced threat security, and web security products.
Other Products
Fiscal 2018 Compared with Fiscal 2017
The decrease in revenue from our Other Products category was primarily driven by a decrease in revenue from Service Provider Video Software and Solutions (“SPVSS”).
On May 1, 2018, we announced a definitive agreement to sell the SPVSS business. We expect this transaction to close in the first half of fiscal 2019 subject to regulatory approvals and customary closing conditions.
Fiscal 2017 Compared with Fiscal 2016
The decrease in revenue in our Other Products category was in large part due to a decrease in product sales of $504 million related to our SP Video CPE Business and a decrease in revenue from SPVSS products.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Years Ended			2018 vs. 2017		2017 vs. 2016
Years Ended	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$7,982	$7,864	$7,729	$118	2%	$135	2%
Percentage of service revenue	63.3%	63.9%	64.4%
EMEA	2,754	2,635	2,620	119	5%	15	1%
Percentage of service revenue	21.8%	21.4%	21.9%
APJC	1,885	1,801	1,644	84	5%	157	10%
Percentage of service revenue	14.9%	14.7%	13.7%
Total	$12,621	$12,300	$11,993	$321	3%	$307	3%
Amounts may not sum and percentages may not recalculate due to rounding.
Fiscal 2018 Compared with Fiscal 2017
Service revenue increased across all geographic segments. Technical support services revenue increased by 2% and advanced services revenue increased by 4%. Technical support services revenue increased across all geographic segments. The increase in technical support services revenue was driven by an increase in software and solution support offerings. Advanced services revenue, which relates to professional services for specific customer network needs, had solid growth in the EMEA segment and, to a lesser extent, increased in our Americas and APJC segments.
Fiscal 2017 Compared with Fiscal 2016
Service revenue grew 3%. Excluding the $200 million of additional revenue as a result of the extra week in fiscal 2016, service revenue grew 4%. Service revenue grew across all of our geographic segments. Technical support services revenue increased by 3% and advanced services revenue increased by 1%. Technical support services revenue increased across all geographic segments. The increase in technical support services revenue was driven by contract initiations and renewals associated with product sales and an increase in software support offerings. Advanced services revenue had solid revenue growth in our APJC segment, declined slightly in our EMEA segment and was flat in our Americas segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 28, 2018	July 29, 2017	July 30, 2016	July 28, 2018	July 29, 2017	July 30, 2016
Gross margin:
Product	$22,282	$22,006	$23,093	60.7%	61.6%	62.0%
Service	8,324	8,218	7,867	66.0%	66.8%	65.6%
Total	$30,606	$30,224	$30,960	62.0%	63.0%	62.9%

Product Gross Margin
Fiscal 2018 Compared with Fiscal 2017
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2017 to fiscal 2018:

Product Gross Margin Percentage
Fiscal 2017	61.6%
Product pricing	(1.4)%
Legal and indemnification settlements	(0.3)%
Mix of products sold	(0.2)%
Amortization of purchased intangible assets	(0.2)%
Productivity (1)	1.2%
Fiscal 2018	60.7%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin decreased by 0.9 percentage points due largely to unfavorable impacts from product pricing, a charge of $127 million to product cost of sales recorded in fiscal 2018 related to legal and indemnification settlements, and unfavorable product mix, partially offset by productivity benefits.
The negative pricing impact, which was lower than the year-over-year impact we experienced in fiscal 2017, was driven by typical market factors and impacted each of our geographic segments and customer markets. While productivity was positive to overall product gross margin, the benefit was lower than the prior year as these improvements were adversely impacted by an increase in the costs of certain components which are currently constrained. We expect the higher component costs to continue to impact productivity in the near term. Productivity improvements were driven by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes, and transformation processes), lower warranty expenses and continued operational efficiency in manufacturing operations. The decrease in product gross margin was also due to an unfavorable mix of products sold driven by negative mix impacts from our Infrastructure Platforms products, partially offset by favorability from Security, Applications and Other Products. Our product gross margin in fiscal 2018 was also negatively impacted by higher amortization expense from purchased intangible assets.
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

The negative pricing impact was driven by typical market factors and impacted each of our geographic segments and customer markets. While productivity was positive to overall product gross margin, the benefit was lower than the prior year as these improvements were adversely impacted by an increase in the cost of certain memory components. In addition, productivity was negatively impacted by decreases in core routing and switching revenue which limited our ability to generate cost savings. Productivity improvements were driven by value engineering efforts (e.g. component redesign, board configuration, test processes, and transformation processes), lower warranty expenses and continued operational efficiency in manufacturing operations. The decrease in product gross margin was also due to an unfavorable mix of products sold driven by negative mix impacts from our Infrastructure platform products.
Service Gross Margin
Fiscal 2018 Compared with Fiscal 2017
Our service gross margin percentage decreased by 0.8 percentage points due to increased headcount-related costs and, to a lesser extent, unfavorable mix and increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume in both advanced services and technical support services.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 28, 2018	July 29, 2017	July 30, 2016	July 28, 2018	July 29, 2017	July 30, 2016
Gross margin:
Americas	$18,792	$18,284	$18,986	64.6%	64.5%	64.6%
EMEA	7,945	7,855	7,998	63.9%	65.4%	65.0%
APJC	4,726	4,741	4,620	60.3%	62.0%	61.2%
Segment total	31,463	30,880	31,604	63.8%	64.3%	64.2%
Unallocated corporate items (1)	(857)	(656)	(644)
Total	$30,606	$30,224	$30,960	62.0%	63.0%	62.9%
Amounts may not sum and percentages may not recalculate due to rounding.
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
Fiscal 2018 Compared with Fiscal 2017
We experienced a slight gross margin percentage increase in our Americas segment due to productivity improvements, partially offset by unfavorable impacts from pricing and product mix. The unfavorable mix of products sold in this segment was driven by negative mix impacts from our Infrastructure Platforms products, partially offset by favorability from Security, Applications and Other products.
The gross margin percentage decrease in our EMEA segment was due primarily to negative impacts from pricing and, to a lesser extent, an unfavorable product mix, partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.

The APJC segment gross margin percentage decreased due primarily to the negative impacts from pricing and an unfavorable product mix, partially offset by productivity improvements. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment. Our gross margin in this segment was also negatively impacted by specific transactions with service providers.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Fiscal 2017 Compared with Fiscal 2016
The Americas segment experienced a slight gross margin percentage decrease due to negative impacts from pricing and product mix, partially offset by productivity improvements and the sale of the lower margin SP Video CPE Business. The unfavorable mix impact was driven by Infrastructure Platforms products.
The gross margin percentage increase in our EMEA segment was due primarily to higher service gross margin. Product gross margin in this segment also increased slightly due to the impact of productivity improvements, the sale of the lower margin SP Video CPE Business and a favorable product mix, partially offset by unfavorable impacts from pricing.
The APJC segment gross margin percentage increased due primarily to higher service gross margin. Product gross margin in this segment decreased due to negative impacts from pricing and product mix, partially offset by productivity improvements. The unfavorable mix impact was driven by Infrastructure Platforms products.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2018 vs. 2017		2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Research and development	$6,332	$6,059	$6,296	$273	5%	$(237)	(4)%
Percentage of revenue	12.8%	12.6%	12.8%
Sales and marketing	9,242	9,184	9,619	58	1%	(435)	(5)%
Percentage of revenue	18.7%	19.1%	19.5%
General and administrative	2,144	1,993	1,814	151	8%	179	10%
Percentage of revenue	4.3%	4.2%	3.7%
Total	$17,718	$17,236	$17,729	$482	3%	$(493)	(3)%
Percentage of revenue	35.9%	35.9%	36.0%
Our fiscal 2016 had an extra week compared with fiscal 2017. We estimate that the extra week in fiscal 2016 contributed approximately $116 million of the year-over-year decrease in total operating expenses (not including share-based compensation expense).
R&D Expenses
Fiscal 2018 Compared with Fiscal 2017
R&D expenses increased primarily due to higher headcount-related expenses, higher discretionary spending and, to a lesser extent, higher acquisition-related costs and higher share-based compensation expense, partially offset by lower contracted services.
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

Sales and Marketing Expenses
Fiscal 2018 Compared with Fiscal 2017
Sales and marketing expenses increased due to increases in headcount-related expenses, discretionary spending, share-based compensation expense and acquisition-related costs, partially offset by a decrease in contracted services.
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
G&A Expenses
Fiscal 2018 Compared with Fiscal 2017
G&A expenses increased due to increases in contracted services, headcount-related expenses, discretionary spending, acquisition-related/divestiture costs and share-based compensation expense, partially offset by gains on divestitures.
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

Effect of Foreign Currency
In fiscal 2018, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $93 million, or 0.5%, compared with fiscal 2017. In fiscal 2017, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $77 million, or 0.4%, compared with fiscal 2016.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Cost of sales—product	$94	$85	$70
Cost of sales—service	133	134	142
Share-based compensation expense in cost of sales	227	219	212
Research and development	538	529	470
Sales and marketing	555	542	545
General and administrative	246	236	205
Restructuring and other charges	33	3	26
Share-based compensation expense in operating expenses	1,372	1,310	1,246
Total share-based compensation expense	$1,599	$1,529	$1,458
Fiscal 2018 Compared with Fiscal 2017
The increase in share-based compensation expense was due primarily to higher expense related to equity awards assumed with respect to our recent acquisitions.
Fiscal 2017 Compared with Fiscal 2016
The increase in share-based compensation expense was due primarily to higher expense related to equity awards assumed with respect to our recent acquisitions.

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Amortization of purchased intangible assets:
Cost of sales	$640	$556	$577
Operating expenses
Amortization of purchased intangible assets	221	259	303
Restructuring and other charges	—	38	—
Total	$861	$853	$880
Fiscal 2018 Compared with Fiscal 2017
Amortization of purchased intangible assets increased slightly as amortization from our recent acquisitions was partially offset by decreases related to SPVSS purchased intangibles which were held for sale and lower impairment charges in fiscal 2018.
Fiscal 2017 Compared with Fiscal 2016
Amortization of purchased intangible assets decreased due to certain purchased intangible assets having become fully amortized and lower impairment charges in fiscal 2017, partially offset by amortization of purchased intangible assets from our recent acquisitions.
Restructuring and Other Charges
The following table presents the restructuring and other charges (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Restructuring and other charges:
Cost of sales	$—	$—	$(2)
Operating expenses
Restructuring and other charges	358	756	268
Total	$358	$756	$266
We initiated a restructuring plan during fiscal 2018 in order to realign our organization and enable further investment in key priority areas, with estimated pretax charges of approximately $300 million. We expect this restructuring plan to be substantially completed in fiscal 2019. See Note 5 to the Consolidated Financial Statements.
We incurred restructuring and other charges of $358 million during fiscal 2018, $108 million of which was related to the restructuring plan initiated during fiscal 2018 and the remainder of which was related to the restructuring plan announced in August 2016.
We incurred restructuring and other charges of $756 million and $266 million during fiscal 2017 and 2016, respectively, in connection with the restructuring plans announced in August 2016 and August 2014.
These charges were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. We expect to reinvest substantially all of the cost savings from these restructuring actions in our key priority areas. As a result, the overall cost savings from these restructuring actions are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Operating income	$12,309	$11,973	$12,660
Operating income as a percentage of revenue	25.0%	24.9%	25.7%
Fiscal 2018 Compared with Fiscal 2017
Operating income increased by 3%, and as a percentage of revenue operating income increased by 0.1 percentage points. These increases resulted primarily from an increase in revenue and a decrease in restructuring and other charges.

Fiscal 2017 Compared with Fiscal 2016
Operating income decreased by 5%, and as a percentage of revenue operating income decreased by 0.8 percentage points. These decreases resulted primarily from an increase in restructuring and other charges related to the restructuring action announced in August 2016 and the $253 million pre-tax gain from the sale of our SP Video CPE Business recorded in fiscal 2016.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2018 vs. 2017	2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Dollars
Interest income	$1,508	$1,338	$1,005	$170	$333
Interest expense	(943)	(861)	(676)	(82)	(185)
Interest income (expense), net	$565	$477	$329	$88	$148
Fiscal 2018 Compared with Fiscal 2017
Interest income increased driven by higher yields on our portfolio. The increase in interest expense was driven by the impact of higher effective interest rates.
Fiscal 2017 Compared with Fiscal 2016
Interest income increased driven by an increase in our portfolio of cash, cash equivalents, and fixed income investments as well as higher yields on our portfolio. The increase in interest expense was driven by higher average debt balances, which includes commercial paper notes, and the impact of higher effective interest rates on floating-rate senior notes and interest rate swaps associated with fixed-rate senior notes.

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2018 vs. 2017	2017 vs. 2016
	July 28, 2018	July 29, 2017	July 30, 2016	Variance in Dollars	Variance in Dollars
Gains (losses) on investments, net:
Publicly traded equity securities	$529	$(45)	$33	$574	$(78)
Fixed income securities	(242)	(42)	(34)	(200)	(8)
Total available-for-sale investments	287	(87)	(1)	374	(86)
Privately held companies	11	(46)	(35)	57	(11)
Net gains (losses) on investments	298	(133)	(36)	431	(97)
Other gains (losses), net	(133)	(30)	(33)	(103)	3
Other income (loss), net	$165	$(163)	$(69)	$328	$(94)
Fiscal 2018 Compared with Fiscal 2017
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
The change in other gains (losses), net was primarily driven by higher donation expense, net unfavorable foreign exchange impacts and impacts from equity derivatives.

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
Provision for Income Taxes
Fiscal 2018 Compared with Fiscal 2017
The provision for income taxes resulted in an effective tax rate of 99.2% for fiscal 2018, compared with 21.8% for fiscal 2017. The net 77.4 percentage point increase in the effective tax rate was primarily due to the mandatory one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding tax, and DTA re-measurement during fiscal 2018.
During fiscal 2018, we recorded a provisional tax expense of $10.4 billion related to the Tax Act, comprised of $8.1 billion of U.S. transition tax, $1.2 billion of foreign withholding tax, and $1.1 billion re-measurement of net DTA. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. The Tax Act is discussed more fully in Note 16 to the Consolidated Financial Statements.
As a result of the adoption of the new accounting standard on share-based compensation in fiscal 2018, our effective tax rate will increase or decrease based upon the tax effect of the difference between the share-based compensation expenses and the benefits taken on the company's tax returns. We recognize excess tax benefits on a discrete basis and therefore anticipate the effective tax rate to vary from quarter to quarter depending on our share price in each period.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 27% and for further explanation of our provision for income taxes, see Note 16 to the Consolidated Financial Statements.
Fiscal 2017 Compared with Fiscal 2016
The provision for income taxes resulted in an effective tax rate of 21.8% for fiscal 2017, compared with 16.9% for fiscal 2016. The net 4.9 percentage point increase in the effective tax rate was primarily due to the recognition of a net benefit to the provision for income taxes in fiscal 2016 related to our settlement with the IRS of all outstanding items covering fiscal 2008 through fiscal 2010 and reinstatement of the U.S. federal R&D tax credit on December 18, 2015.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, our capital allocation strategy including stock repurchase program and dividends, our contractual obligations, and certain other commitments and activities on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 28, 2018	July 29, 2017	Increase (Decrease)
Cash and cash equivalents	$8,934	$11,708	$(2,774)
Fixed income securities	37,009	57,077	(20,068)
Publicly traded equity securities	605	1,707	(1,102)
Total	$46,548	$70,492	$(23,944)
The net decrease in cash and cash equivalents and investments from fiscal 2017 to fiscal 2018 was primarily driven by cash returned to shareholders in the form of repurchases of common stock of $17.5 billion under the stock repurchase program and cash dividends of $6.0 billion, net decrease in debt of $8.0 billion, net cash paid for acquisitions of $3.0 billion, the timing of settlements of investments and other of $2.0 billion, and capital expenditures of $0.8 billion. These uses of cash were partially offset by cash provided by operating activities of $13.7 billion.
In fiscal 2018, we repatriated $70 billion of foreign subsidiary earnings to the U.S. (in the form of cash, cash equivalents, or investments), and paid foreign withholding tax of $1.2 billion. We also paid approximately $125 million of other one-time foreign taxes as a result of the Tax Act. Future repatriation of cash and other property held by our foreign subsidiaries will generally not be subject to U.S. federal tax. As we evaluate the impact of the Tax Act and the future cash needs of our global operations, we may revise the amount of foreign earnings considered to be permanently reinvested in our foreign subsidiaries.
In addition to cash requirements in the normal course of business, on August 2, 2018 we announced our intent to acquire Duo Security, Inc. for a purchase consideration of approximately $2.35 billion in cash and assumed equity awards. See further discussion of liquidity and future payments under “Contractual Obligations” and “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Net cash provided by operating activities	$13,666	$13,876	$13,570
Acquisition of property and equipment	(834)	(964)	(1,146)
Free cash flow	$12,832	$12,912	$12,424
We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), the timing and collection of accounts receivable and financing receivables, inventory and supply chain management, deferred revenue and the timing and amount of tax and other payments. For additional discussion, see “Part I, Item 1A. Risk Factors” in this report.

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 28, 2018	$1.24	$5,968	432	$40.88	$17,661	$23,629
July 29, 2017	$1.10	$5,511	118	$31.38	$3,706	$9,217
July 30, 2016	$0.94	$4,750	148	$26.45	$3,918	$8,668
Any future dividends are subject to the approval of our Board of Directors.
On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $19.0 billion, with no termination date. We expect to utilize this remaining authorized amount for stock repurchases over the next 12 to 18 months.
The purchase price for the shares of our stock repurchased is reflected as a reduction to shareholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital. As a result of future stock repurchases, we may report an accumulated deficit in future periods in shareholders’ equity.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 28, 2018	July 29, 2017	Increase (Decrease)
Accounts receivable, net	$5,554	$5,146	$408
Our accounts receivable net, as of July 28, 2018 increased by approximately 8% compared with the end of fiscal 2017, primarily due to higher product billings in the fourth quarter of fiscal 2018 compared with the fourth quarter of fiscal 2017.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	July 28, 2018	July 29, 2017	Increase (Decrease)
Inventories	$1,846	$1,616	$230
Inventory as of July 28, 2018 increased by 14% from our inventory balance at the end of fiscal 2017. The increase in inventory was due to an increase in raw materials due to securing memory supply which is currently constrained and also higher levels of manufactured finished goods in support of current order activity.
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

Commitments by Period	July 28, 2018	July 29, 2017
Less than 1 year	$5,407	$4,620
1 to 3 years	710	20
3 to 5 years	360	—
Total	$6,477	$4,640
Purchase commitments with contract manufacturers and suppliers increased by approximately 40% compared to the end of fiscal 2017. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased by 33% compared with the end of fiscal 2017.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 28, 2018	July 29, 2017	Increase (Decrease)
Lease receivables, net	$2,576	$2,650	$(74)
Loan receivables, net	4,939	4,457	482
Financed service contracts, net	2,316	2,487	(171)
Total, net	$9,831	$9,594	$237
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type and direct-financing leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables increased by 2%. We expect to continue to expand the use of our financing programs in the near term.
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

The volume of channel partner financing was $28.2 billion, $27.0 billion, and $26.9 billion in fiscal 2018, 2017, and 2016, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $953 million and $1.0 billion as of July 28, 2018 and July 29, 2017, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 28, 2018, the total maximum potential future payments related to these guarantees was approximately $308 million, of which approximately $122 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 28, 2018	July 29, 2017
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$—	$1,000
Three-month LIBOR plus 0.31%	June 15, 2018	—	900
Three-month LIBOR plus 0.50%	March 1, 2019	500	500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
1.40%	February 28, 2018	—	1,250
1.65%	June 15, 2018	—	1,600
4.95%	February 15, 2019	2,000	2,000
1.60%	February 28, 2019	1,000	1,000
2.125%	March 1, 2019	1,750	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$25,750	$30,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of July 28, 2018.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes and $3.2 billion in commercial paper notes outstanding as of July 28, 2018 and July 29, 2017, respectively.

Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of July 28, 2018, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 28, 2018	July 29, 2017	Increase (Decrease)
Service	$11,431	$11,302	$129
Product:
Deferred revenue related to recurring software and subscription offers	6,120	4,971	1,149
Other product deferred revenue	2,134	2,221	(87)
Total product deferred revenue	8,254	7,192	1,062
Total	$19,685	$18,494	$1,191
Reported as:
Current	$11,490	$10,821	$669
Noncurrent	8,195	7,673	522
Total	$19,685	$18,494	$1,191
Total deferred revenue increased 6% in fiscal 2018. Deferred product revenue increased 15% primarily due to product deferred revenue related to recurring software and subscription offers, which grew 23% on a year-over-year basis to $6.1 billion. Deferred service revenue increased 1%, driven by the impact of contract renewals, partially offset by amortization of deferred service revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 28, 2018 (in millions):

	PAYMENTS DUE BY PERIOD
July 28, 2018	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,220	$392	$483	$234	$111
Purchase commitments with contract manufacturers and suppliers	6,477	5,407	710	360	—
Other purchase obligations	2,192	956	976	125	135
Senior notes	25,750	5,250	9,000	3,000	8,500
Transition tax payable	8,094	787	1,302	1,302	4,703
Other long-term liabilities	1,293	—	264	168	861
Total by period	$45,026	$12,792	$12,735	$5,189	$14,310
Other long-term liabilities (uncertainty in the timing of future payments)	1,419
Total	$46,445
Operating Leases  For more information on our operating leases, see Note 12 to the Consolidated Financial Statements.

Purchase Commitments with Contract Manufacturers and Suppliers  We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. Our purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. A significant portion of our reported estimated purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.” As of July 28, 2018, the liability for these purchase commitments was $159 million and is recorded in other current liabilities and is not included in the preceding table.
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
Transition Tax Payable In connection with the Tax Act, we recorded an income tax payable of $8.1 billion for the U.S. transition tax on accumulated earnings of foreign subsidiaries. Amounts associated with the Tax Act are considered provisional and may be subject to further adjustment during the measurement period. See Note 16 to the Consolidated Financial Statements.
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1,278 million and deferred tax liabilities of $141 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 16 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 12 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $223 million as of July 28, 2018, compared with $216 million as of July 29, 2017.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have investments in privately held companies including venture funds and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and customer financings, and we have determined that as of July 28, 2018 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Fixed Income Securities We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our fixed income investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our fixed income securities as of July 28, 2018. Our fixed income investments are held for purposes other than trading. Our fixed income investments are not leveraged as of July 28, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our fixed income securities, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 28, 2018 and July 29, 2017 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 28, 2018	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	$37,786	$37,527	$37,268	$37,009	$36,750	$36,491	$36,231

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 29, 2017	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Fixed income securities	$58,728	$58,177	$57,627	$57,077	$56,527	$55,977	$55,426
Financing Receivables As of July 28, 2018, our financing receivables had a carrying value of $9.8 billion, compared with $9.6 billion as of July 29, 2017. As of July 28, 2018, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 28, 2018, we had $25.8 billion in principal amount of senior notes outstanding, which consisted of $1.0 billion in floating-rate notes and $24.8 billion in fixed-rate notes. The carrying amount of the senior notes was $25.6 billion, and the related fair value based on market prices was $26.4 billion. As of July 28, 2018, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
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

The hypothetical fair values as of July 28, 2018 and July 29, 2017 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 28, 2018	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$424	$484	$545	$605	$666	$726	$787

	VALUATION OF SECURITIES GIVEN AN X% DECREASE IN EACH STOCK’S PRICE			FAIR VALUE AS OF JULY 29, 2017	VALUATION OF SECURITIES GIVEN AN X% INCREASE IN EACH STOCK’S PRICE
	(30)%	(20)%	(10)%		10%	20%	30%
Publicly traded equity securities	$1,195	$1,366	$1,536	$1,707	$1,878	$2,048	$2,219
Investments in Privately Held Companies We have also invested in privately held companies. These investments are recorded in other assets in our Consolidated Balance Sheets and are accounted for using primarily either the cost or the equity method. As of July 28, 2018, the total carrying amount of our investments in privately held companies was $1,096 million, compared with $983 million at July 29, 2017. Some of the privately held companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of investments in privately held companies is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 28, 2018		July 29, 2017
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,850	$(2)	$2,562	$39
Sold	$845	$2	$729	$(2)
Option contracts:
Purchased	$—	$—	$528	$7
Sold	$—	$—	$486	$(1)
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2018, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $93 million, or 0.5%, as compared with fiscal 2017. In fiscal 2017, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $77 million, or 0.4%, as compared with fiscal 2016. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (“the Company”) as of July 28, 2018 and July 29, 2017, and the related consolidated statements of operations, comprehensive income (loss), cash flows and equity for each of the three years in the period ended July 28, 2018, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 28, 2018 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 28, 2018 and July 29, 2017, and the results of its operations and its cash flows for each of the three years in the period ended July 28, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 28, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 6, 2018
We have served as the Company’s auditor since 1988.

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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 28, 2018. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding page.

/S/ CHARLES H. ROBBINS	/S/ KELLY A. KRAMER
Charles H. Robbins	Kelly A. Kramer
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 6, 2018	September 6, 2018

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 28, 2018	July 29, 2017
ASSETS
Current assets:
Cash and cash equivalents	$8,934	$11,708
Investments	37,614	58,784
Accounts receivable, net of allowance for doubtful accounts of $129 at July 28, 2018 and $211 at July 29, 2017	5,554	5,146
Inventories	1,846	1,616
Financing receivables, net	4,949	4,856
Other current assets	2,940	1,593
Total current assets	61,837	83,703
Property and equipment, net	3,006	3,322
Financing receivables, net	4,882	4,738
Goodwill	31,706	29,766
Purchased intangible assets, net	2,552	2,539
Deferred tax assets	3,219	4,239
Other assets	1,582	1,511
TOTAL ASSETS	$108,784	$129,818
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,238	$7,992
Accounts payable	1,904	1,385
Income taxes payable	1,004	98
Accrued compensation	2,986	2,895
Deferred revenue	11,490	10,821
Other current liabilities	4,413	4,392
Total current liabilities	27,035	27,583
Long-term debt	20,331	25,725
Income taxes payable	8,585	1,250
Deferred revenue	8,195	7,673
Other long-term liabilities	1,434	1,450
Total liabilities	65,580	63,681
Commitments and contingencies (Note 12)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,614 and 4,983 shares issued and outstanding at July 28, 2018 and July 29, 2017, respectively	42,820	45,253
Retained earnings	1,233	20,838
Accumulated other comprehensive income (loss)	(849)	46
Total Cisco shareholders’ equity	43,204	66,137
Noncontrolling interests	—	—
Total equity	43,204	66,137
TOTAL LIABILITIES AND EQUITY	$108,784	$129,818
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
REVENUE:
Product	$36,709	$35,705	$37,254
Service	12,621	12,300	11,993
Total revenue	49,330	48,005	49,247
COST OF SALES:
Product	14,427	13,699	14,161
Service	4,297	4,082	4,126
Total cost of sales	18,724	17,781	18,287
GROSS MARGIN	30,606	30,224	30,960
OPERATING EXPENSES:
Research and development	6,332	6,059	6,296
Sales and marketing	9,242	9,184	9,619
General and administrative	2,144	1,993	1,814
Amortization of purchased intangible assets	221	259	303
Restructuring and other charges	358	756	268
Total operating expenses	18,297	18,251	18,300
OPERATING INCOME	12,309	11,973	12,660
Interest income	1,508	1,338	1,005
Interest expense	(943)	(861)	(676)
Other income (loss), net	165	(163)	(69)
Interest and other income (loss), net	730	314	260
INCOME BEFORE PROVISION FOR INCOME TAXES	13,039	12,287	12,920
Provision for income taxes	12,929	2,678	2,181
NET INCOME	$110	$9,609	$10,739

Net income per share:
Basic	$0.02	$1.92	$2.13
Diluted	$0.02	$1.90	$2.11
Shares used in per-share calculation:
Basic	4,837	5,010	5,053
Diluted	4,881	5,049	5,088

Cash dividends declared per common share	$1.24	$1.10	$0.94
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Net income	$110	$9,609	$10,739
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(11), $74, and $(49) for fiscal 2018, 2017, and 2016, respectively	(554)	(89)	92
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $104, $(37), and $0 for fiscal 2018, 2017, and 2016, respectively	(183)	50	1
	(737)	(39)	93
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(3), $(5), and $7 for fiscal 2018, 2017, and 2016, respectively	18	17	(59)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $7, $(5), and $(4) for fiscal 2018, 2017, and 2016, respectively	(61)	74	16
	(43)	91	(43)
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(8), $(13), and $(42) for fiscal 2018, 2017, and 2016, respectively	(160)	321	(447)
Other comprehensive income (loss)	(940)	373	(397)
Comprehensive income (loss)	(830)	9,982	10,342
Comprehensive (income) loss attributable to noncontrolling interests	—	(1)	10
Comprehensive income (loss) attributable to Cisco Systems, Inc.	$(830)	$9,981	$10,352
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$110	$9,609	$10,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,192	2,286	2,150
Share-based compensation expense	1,576	1,526	1,458
Provision (benefit) for receivables	(134)	(8)	(9)
Deferred income taxes	900	(124)	(194)
Excess tax benefits from share-based compensation	—	(153)	(129)
(Gains) losses on divestitures, investments and other, net	(322)	154	(317)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(269)	756	(404)
Inventories	(244)	(394)	315
Financing receivables	(219)	(1,038)	(150)
Other assets	66	15	(37)
Accounts payable	504	311	(65)
Income taxes, net	8,118	60	(300)
Accrued compensation	100	(110)	(101)
Deferred revenue	1,205	1,683	1,219
Other liabilities	83	(697)	(605)
Net cash provided by operating activities	13,666	13,876	13,570
Cash flows from investing activities:
Purchases of investments	(14,285)	(42,702)	(46,760)
Proceeds from sales of investments	17,706	28,827	28,778
Proceeds from maturities of investments	15,769	12,143	14,115
Acquisition of businesses, net of cash and cash equivalents acquired	(3,006)	(3,324)	(3,161)
Proceeds from business divestitures	27	—	372
Purchases of investments in privately held companies	(267)	(222)	(256)
Return of investments in privately held companies	168	203	91
Acquisition of property and equipment	(834)	(964)	(1,146)
Proceeds from sales of property and equipment	59	7	41
Other	(13)	39	(191)
Net cash provided by (used in) investing activities	15,324	(5,993)	(8,117)
Cash flows from financing activities:
Issuances of common stock	623	708	1,127
Repurchases of common stock - repurchase program	(17,547)	(3,685)	(3,909)
Shares repurchased for tax withholdings on vesting of restricted stock units	(703)	(619)	(557)
Short-term borrowings, original maturities of 90 days or less, net	(2,502)	2,497	(4)
Issuances of debt	6,877	6,980	6,978
Repayments of debt	(12,375)	(4,151)	(3,863)
Excess tax benefits from share-based compensation	—	153	129
Dividends paid	(5,968)	(5,511)	(4,750)
Other	(169)	(178)	150
Net cash used in financing activities	(31,764)	(3,806)	(4,699)
Net (decrease) increase in cash and cash equivalents	(2,774)	4,077	754
Cash and cash equivalents, beginning of fiscal year	11,708	7,631	6,877
Cash and cash equivalents, end of fiscal year	$8,934	$11,708	$7,631

Supplemental cash flow information:
Cash paid for interest	$910	$897	$859
Cash paid for income taxes, net	$3,911	$2,742	$2,675
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 25, 2015	5,085	$43,592	$16,045	$61	$59,698	$9	$59,707
Net income			10,739		10,739		10,739
Other comprehensive income (loss)				(387)	(387)	(10)	(397)
Issuance of common stock	113	1,127			1,127		1,127
Repurchase of common stock	(148)	(1,280)	(2,638)		(3,918)		(3,918)
Shares repurchased for tax withholdings on vesting of restricted stock units	(21)	(557)			(557)		(557)
Cash dividends declared ($0.94 per common share)			(4,750)		(4,750)		(4,750)
Tax effects from employee stock incentive plans		30			30		30
Share-based compensation		1,458			1,458		1,458
Purchase acquisitions and other		146			146		146
BALANCE AT JULY 30, 2016	5,029	$44,516	$19,396	$(326)	$63,586	$(1)	$63,585
Net income			9,609		9,609		9,609
Other comprehensive income (loss)				372	372	1	373
Issuance of common stock	92	708			708		708
Repurchase of common stock	(118)	(1,050)	(2,656)		(3,706)		(3,706)
Shares repurchased for tax withholdings on vesting of restricted stock units	(20)	(619)			(619)		(619)
Cash dividends declared ($1.10 per common share)			(5,511)		(5,511)		(5,511)
Tax effects from employee stock incentive plans		(10)			(10)		(10)
Share-based compensation		1,540			1,540		1,540
Purchase acquisitions and other		168			168		168
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net income			110		110		110
Other comprehensive income (loss)				(940)	(940)		(940)
Issuance of common stock	83	623			623		623
Repurchase of common stock	(432)	(3,950)	(13,711)		(17,661)		(17,661)
Shares repurchased for tax withholdings on vesting of restricted stock units	(20)	(703)			(703)		(703)
Cash dividends declared ($1.24 per common share)			(5,968)		(5,968)		(5,968)
Effect of adoption of accounting standards			(36)	45	9		9
Share-based compensation		1,576			1,576		1,576
Purchase acquisitions and other		21			21		21
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204	$—	$43,204
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2018 and fiscal 2017 were each 52-week fiscal years, while fiscal 2016 was a 53-week fiscal year. The Consolidated Financial Statements include the accounts of ours and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We consolidate our investments in a venture fund managed by SOFTBANK Corp. and its affiliates (“SOFTBANK”) as this is a variable interest entity and we are the primary beneficiary. The noncontrolling interests attributed to SOFTBANK are presented as a separate component from our equity in the equity section of the Consolidated Balance Sheets. SOFTBANK's share of the earnings in the venture fund are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
Certain reclassifications have been made to the amounts for prior years in order to conform to the current year’s presentation. We have evaluated subsequent events through the date that the financial statements were issued.

2.	Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents   We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.
(b) Available-for-Sale Investments   We classify our investments in both fixed income securities and publicly traded equity securities as available-for-sale investments. Fixed income securities primarily consist of U.S. government securities, U.S. government agency securities, non-U.S. government and agency securities, corporate debt securities, and U.S. agency mortgage-backed securities. These available-for-sale investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of fixed income and public equity securities sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive income (AOCI), net of tax. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
(c) Other-than-Temporary Impairments on Investments   When the fair value of a debt security is less than its amortized cost, it is deemed impaired, and we will assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of the entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost basis of the security. If impairment is considered other than temporary based on condition (i) or (ii) described earlier, the entire difference between the amortized cost and the fair value of the debt security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses (defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security) will be recognized in earnings, and the amount relating to all other factors will be recognized in other comprehensive income (OCI).
We recognize an impairment charge on publicly traded equity securities when a decline in the fair value of a security below the respective cost basis is judged to be other than temporary. We consider various factors in determining whether a decline in the fair value of these investments is other than temporary, including the length of time and extent to which the fair value of the security has been less than our cost basis, the financial condition and near-term prospects of the issuer, and our intent and ability to hold the investment for a period of time sufficient to allow for any anticipated recovery in market value.
Investments in privately held companies are included in other assets in the Consolidated Balance Sheets and are accounted for using either the cost or equity method. We monitor these investments for impairments and make reductions in carrying values if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

(d) Inventories   Inventories are stated at the lower of cost or market. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.
(e) Allowance for Doubtful Accounts   The allowance for doubtful accounts is based on our assessment of the collectibility of customer accounts. We regularly review the allowance by considering factors such as historical experience, credit quality, age of the accounts receivable balances, economic conditions that may affect a customer’s ability to pay, and expected default frequency rates. Trade receivables are written off at the point when they are considered uncollectible.
(f) Financing Receivables and Guarantees   We provide financing arrangements, including leases, financed service contracts, and loans, for certain qualified end-user customers to build, maintain, and upgrade their networks. Lease receivables primarily represent sales-type and direct-financing leases. Leases have on average a four-year term and are usually collateralized by a security interest in the underlying assets. Loan receivables include customers financing purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. Loan receivables generally have terms of up to three years. Financed service contracts typically have terms of one to three years and primarily relate to technical support services.
We determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by us to our customers: lease receivables, loan receivables, and financed service contracts.
We assess the allowance for credit loss related to financing receivables on either an individual or a collective basis. We consider various factors in evaluating lease and loan receivables and the earned portion of financed service contracts for possible impairment on an individual basis. These factors include our historical experience, credit quality and age of the receivable balances, and economic conditions that may affect a customer’s ability to pay. When the evaluation indicates that it is probable that all amounts due pursuant to the contractual terms of the financing agreement, including scheduled interest payments, are unable to be collected, the financing receivable is considered impaired. All such outstanding amounts, including any accrued interest, are assessed and reserved at the customer level. Our internal credit risk ratings are categorized as 1 through 10, with the lowest credit risk rating representing the highest quality financing receivables. Typically, we also consider financing receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. We evaluate the remainder of our financing receivables portfolio for impairment on a collective basis and record an allowance for credit loss at the portfolio segment level. When evaluating the financing receivables on a collective basis, we use historical default rates and expected default frequency rates published by major third-party credit-rating agencies as well as our own historical loss rate in the event of default, while also systematically giving effect to economic conditions, concentration of risk, and correlation.
Expected default frequency rates and historical default rates are published quarterly by major third-party credit-rating agencies, and the internal credit risk rating is derived by taking into consideration various customer-specific factors and macroeconomic conditions. These factors, which include the strength of the customer’s business and financial performance, the quality of the customer’s banking relationships, our specific historical experience with the customer, the performance and outlook of the customer’s industry, the customer’s legal and regulatory environment, the potential sovereign risk of the geographic locations in which the customer is operating, and independent third-party evaluations, are updated regularly or when facts and circumstances indicate that an update is deemed necessary.
Financing receivables are written off at the point when they are considered uncollectible, and all outstanding balances, including any previously earned but uncollected interest income, will be reversed and charged against the allowance for credit loss. We do not typically have any partially written-off financing receivables.
Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. We do not accrue interest on financing receivables that are considered impaired or more than 90 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured and in the process of collection. Financing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and the customer remains current for an appropriate period.

We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive a payment for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Deferred revenue relating to these financing arrangements is recorded in accordance with revenue recognition policies or for the fair value of the financing guarantees.
(g) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $1.1 billion, $1.1 billion, and $1.0 billion for fiscal 2018, 2017, and 2016, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	10 years
Leasehold improvements	Shorter of remaining lease term or up to 10 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term
Furniture and fixtures	5 years
(h) Business Combinations We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.
(i) Goodwill and Purchased Intangible Assets   Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. The goodwill impairment test involves a two-step process. The first step, identifying a potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying value of the reporting unit exceeds its fair value, the second step would need to be conducted; otherwise, no further steps are necessary as no potential impairment exists. If necessary, the second step to measure the impairment loss would be to compare the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. Any excess of the reporting unit goodwill carrying value over the respective implied fair value is recognized as an impairment loss. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. See “Long-Lived Assets” for our policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.
(j) Long-Lived Assets   Long-lived assets that are held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
(k) Fair Value   Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact, and we also consider assumptions that market participants would use when pricing the asset or liability.

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
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of assets or liabilities.
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities. The fair values are determined based on model-based techniques such as discounted cash flow models using inputs that we could not corroborate with market data.
(l) Derivative Instruments   We recognize derivative instruments as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative instrument designated as a net investment hedge of our foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. Any ineffective portion of the net investment hedges is reported in earnings during the period of change. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. We record derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.
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
(n) Concentrations of Risk   Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.
We perform ongoing credit evaluations of our customers and, with the exception of certain financing transactions, do not require collateral from our customers. We receive certain of our components from sole suppliers. Additionally, we rely on a limited number of contract manufacturers and suppliers to provide manufacturing services for our products. The inability of a contract manufacturer or supplier to fulfill our supply requirements could materially impact future operating results.
(o) Revenue Recognition   We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is reasonably assured. In instances where final acceptance of the product, system, or solution is specified by the customer, revenue is deferred until all acceptance criteria have been met. For hosting arrangements, we recognize revenue ratably over the hosting period, while usage revenue is recognized based on utilization. Software subscription revenue is deferred and recognized ratably over the subscription term upon delivery of the first product and commencement of the term. Technical support and consulting services revenue is deferred and recognized ratably over the period during which the services are to be performed, which is typically from one to three years. Transactional advanced services revenue is recognized upon delivery or completion of performance milestones.
We use distributors that typically stock inventory and sell to systems integrators, service providers, and other resellers. We refer to this as our two-tier sales to the end customer. Revenue from distributors is recognized based on a sell-through method using point-of-sale information provided by the distributors. Distributors and other partners participate in various rebate, cooperative marketing, and other incentive programs, and we maintain estimated accruals and allowances for these programs. The ending liability for these programs was included in other current liabilities, and the balance was $1.0 billion as of each of July 28, 2018 and July 29, 2017. We accrue for warranty costs, sales returns, and other allowances based on our historical experience. Shipping and handling fees billed to customers are included in revenue, with the associated costs included in cost of sales.
Many of our products have both software and non-software components that function together to deliver the products’ essential functionality. We also provide technical support and advanced services. We have a broad customer base that encompasses virtually all types of public and private entities, including enterprise businesses, service providers, and commercial customers. Cisco and our salesforce are not organized by product divisions, and our products and services can be sold standalone or together in various combinations across our geographic segments or customer markets. For example, service provider arrangements are typically larger in scale with longer deployment schedules and involve the delivery of a variety of product technologies, including high-end routing, video and network management software, and other product technologies along with technical support and advanced services. Our enterprise and commercial arrangements are unique for each customer and smaller in scale and may include network infrastructure products such as routers and switches or collaboration technologies such as Unified Communications and Cisco TelePresence systems products along with technical support services.
We enter into revenue arrangements that may consist of multiple deliverables of our product and service offerings due to the needs of our customers. For example, a customer may purchase routing products along with a contract for technical support services. This arrangement would consist of multiple elements, with the products delivered in one reporting period and the technical support services delivered across multiple reporting periods. Another customer may purchase networking products along with advanced service offerings, in which all the elements are delivered within the same reporting period. In addition, distributors purchase products or technical support services on a standalone basis for resale to an end user or for purposes of stocking certain products, and these transactions would not result in a multiple-element arrangement. We consider several factors when reviewing multiple purchases made by the same customer within a short time frame in order to identify multiple-element arrangements, including whether the deliverables are closely interrelated, whether the deliverables are essential to each other’s functionality, whether payment terms are linked, whether the customer is entitled to a refund or concession if another purchase is not completed satisfactorily, and/or whether the purchases were negotiated together as one overall arrangement.
In many instances, products are sold separately in standalone arrangements as customers may support the products themselves or purchase support on a time-and-materials basis. Advanced services are sometimes sold in standalone engagements such as general consulting, network management, or security advisory projects, and technical support services are sold separately through renewals of annual contracts. We determine our vendor-specific objective evidence (VSOE) based on our normal pricing and discounting practices for products or services when sold separately. VSOE determination requires that a substantial majority of the historical standalone transactions has the selling prices for a product or service that fall within a reasonably narrow pricing range, generally evidenced by approximately 80% of such historical standalone transactions falling within plus or minus 15% of the median rates. In addition, we consider the geographies in which the products or services are sold, major product and service groups and customer classifications, and other environmental or marketing variables in determining VSOE.
When we are not able to establish VSOE for all deliverables in an arrangement with multiple elements, which may be due to us infrequently selling each element separately, not pricing products within a narrow range, or only having a limited sales history, such as in the case of certain newly introduced product categories, we attempt to determine the selling price of each element based on third-party evidence of selling price (TPE). TPE is determined based on competitor prices for similar deliverables when sold separately. Generally, our go-to-market strategy differs from that of our peers, and our offerings contain a significant level of differentiation such that the comparable pricing of products with similar functionality cannot be obtained. Furthermore, we are unable to reliably determine what similar competitor products’ selling prices are on a standalone basis. Therefore, we are typically not able to determine TPE.
When we are unable to establish fair value using VSOE or TPE, we use estimated selling prices (ESP) in our allocation of arrangement consideration. The objective of ESP is to determine the price at which we would transact a sale if the product or service were regularly sold on a standalone basis. ESP is generally used for new or highly proprietary offerings and solutions or for offerings not priced within a reasonably narrow range. We determine ESP for a product or service by considering multiple factors, including, but not limited to, geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. The determination of ESP is made through consultation with and formal approval by our management, taking into consideration the go-to-market strategy.

We regularly review VSOE, TPE, and ESP and maintains internal controls over the establishment and updates of these estimates. There were no material impacts during fiscal 2018 from changes in VSOE, TPE, or ESP.
Our arrangements with multiple deliverables may include one or more software deliverables that are subject to the software revenue recognition guidance. In these cases, revenue for the software is generally recognized upon shipment or electronic delivery and granting of the license. The revenue for these multiple-element arrangements is allocated to the software deliverables and the non-software deliverables based on the relative selling prices of all of the deliverables in the arrangement using the hierarchy in the applicable accounting guidance. In the circumstances where we cannot determine VSOE or TPE of the selling price for all of the deliverables in the arrangement, including the software deliverables, ESP is used for the purposes of performing this allocation. VSOE is required to allocate the revenue between multiple software deliverables. If VSOE is available for the undelivered software elements, we apply the residual method; where VSOE is not available, software revenue is either recognized when all software elements have been delivered or recognized ratably when post-contract support is the only undelivered software element remaining.
(p) Advertising Costs   We expense all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $166 million, $209 million, and $186 million for fiscal 2018, 2017, and 2016, respectively.
(q) Share-Based Compensation Expense   We measure and recognize the compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), and employee stock purchases related to the Employee Stock Purchase Plan (Employee Stock Purchase Rights) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (Lattice-Binomial Model) or the Black-Scholes model, and for employee stock purchase rights we estimate the fair value using the Black-Scholes model. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Share-based compensation expense is reduced for forfeitures.
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
We account for uncertainty in income taxes using a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. We classify the liability for unrecognized tax benefits as current to the extent that we anticipate payment (or receipt) of cash within one year. Interest and penalties related to uncertain tax positions are recognized in the provision for income taxes.
(t) Computation of Net Income per Share   Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares.
(u) Consolidation of Variable Interest Entities  We use a qualitative approach in assessing the consolidation requirement for variable interest entities. The approach focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. In the event that we are the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in our Consolidated Financial Statements.

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
The actual results experienced by us may differ materially from management’s estimates.
(w) New Accounting Updates Recently Adopted
Share-Based Compensation In March 2016, the FASB issued an accounting standard update that impacts the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the Consolidated Statements of Cash Flows. We adopted this accounting standard update beginning the first quarter of fiscal 2018 on a prospective basis. This resulted in an overall decrease in the effective tax rate for fiscal 2018 due to recognition of excess tax benefits from share-based compensation. The application of this accounting standard update did not have a material impact on our Consolidated Financial Statements.
Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income In February 2018, the FASB issued an accounting standard update that allows companies to reclassify from AOCI to retained earnings stranded tax effects resulting from the enactment of the Tax Cuts and Jobs Act (the "Tax Act"). The guidance is effective January 1, 2019 with early adoption permitted. We early adopted this accounting standard update in the third quarter of fiscal 2018 and elected not to reclassify prior periods. Adoption of this standard resulted in a decrease of $45 million to retained earnings due to the reclassification from AOCI to retained earnings.
(x) Recent Accounting Standards or Updates Not Yet Effective as of Fiscal Year End
Revenue Recognition In May 2014, the FASB issued ASC 606, a new accounting standard related to revenue recognition. ASC 606 will supersede nearly all U.S. GAAP on revenue recognition and eliminate industry-specific guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. It also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.
ASC 606 allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). We will adopt ASC 606 using the modified retrospective method at the beginning of our first quarter of fiscal 2019.
We are in process of finalizing our new accounting policies, systems, processes, and internal controls necessary to support the requirements of ASC 606. We have substantially completed our assessment of the financial statement impact of ASC 606, the impacts of which are as discussed below.

ASC 606 will primarily impact our revenue recognition for software arrangements and sales to two-tier distributors. In both areas, the new standard will accelerate the recognition of revenue. The table below details the timing of when revenue is typically recognized under the current revenue standard compared to the timing of when revenue will typically be recognized under ASC 606 for these major areas:

	Current Revenue Standard	New Revenue Standard
Software arrangements:
Perpetual software licenses	Upfront	Upfront
Term software licenses	Ratable	Upfront
Security software licenses	Ratable	Ratable
Enterprise license agreements	Ratable	Upfront
Software support services	Ratable	Ratable
Software-as-a-service	Ratable	Ratable
Two-tier distribution	Sell-Through	Sell-In
In addition to the above revenue recognition timing impacts, ASC 606 requires incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized over the contract term. Currently, these costs are expensed as incurred.
Upon adopting ASC 606 at the beginning of fiscal 2019, our cumulative effect adjustment will increase retained earnings by approximately $2.3 billion. This cumulative effect adjustment is primarily driven by a reduction to our deferred product revenue of approximately $2.8 billion, of which $1.3 billion relates to our recurring software and subscription offers, $0.6 billion relates to two-tier distribution, and the remainder relates to non-recurring software, services and other adjustments. In addition to the adjustment to deferred product revenue, other adjustments at transition include adjustments to accounts receivable, inventories, other current and noncurrent assets, and other liabilities. The adjustment to other current and noncurrent assets is primarily for capitalized incremental contract acquisitions costs and the establishment of contract assets. The cumulative effect adjustment is recorded net of tax with the direct tax effect recorded primarily as a reduction of deferred tax assets. We also expect to record in the first quarter of fiscal 2019 a net indirect tax benefit to our provision for income taxes related to intercompany adjustments associated with the new standard. See Critical Accounting Estimates, "Revenue Recognition" for further discussion on the fiscal 2019 revenue impacts of ASC 606.
Financial Instruments In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. We will adopt this accounting standard update in the first quarter of fiscal 2019. The most significant impact of this accounting standard update for us is that it will require the remeasurement of investments that are not accounted for under the equity method at fair value at the end of each reporting period with the changes recorded to the income statement. We estimate an increase to retained earnings of approximately $0.3 billion upon adoption of the accounting standard at the beginning of fiscal 2019. The adjustment is primarily driven by a reclassification of net unrealized gains (losses), net of tax on available-for-sale equity investments from accumulated other comprehensive income, and an increase related to our privately held investments. We expect that this accounting standard update will increase the variability of other income (loss), net in future periods.
Income Taxes on Intra-Entity Transfers of Assets In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. We will adopt this accounting standard update in the first quarter of fiscal 2019 on a modified retrospective basis. We estimate an increase to retained earnings of approximately $1.3 billion upon adoption of the accounting standard at the beginning of fiscal 2019. The increase to retained earnings reflects estimated changes to deferred tax assets and other assets related to the recognition of income tax effects of intra-entity asset transfers (other than inventory) that occurred prior to the adoption date. The ongoing impact of this standard will be facts and circumstances dependent on any transactions within its scope.
Classification of Cash Flow Elements In August 2016, the FASB issued an accounting standard update related to the classification of certain cash receipts and cash payments on the statement of cash flows. We will adopt this accounting standard update in the first quarter of fiscal 2019 on a retrospective basis. We do not expect that this accounting standard update will have a material impact on our Consolidated Statements of Cash Flows.
Restricted Cash in Statement of Cash Flow In November 2016, the FASB issued an accounting standard update that provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. We will adopt this accounting standard update in the first quarter of fiscal 2019 using a retrospective transition method for each period presented. We do not expect this accounting update will have a material impact, though it will change the presentation of the Consolidated Statements of Cash Flows.
Definition of a Business In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. We will adopt this accounting standard update beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be fact dependent, but we expect that some transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.
Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued an accounting standard update that removes Step 2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. We will early adopt this standard in the first quarter of fiscal 2019 on a prospective basis. We do not expect this accounting standard update will have a material impact on our Consolidated Financial Statements.
Leases In February 2016, the FASB issued an accounting standard update, as well as subsequent amendments, related to leases requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2020 on a modified retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.
Credit Losses of Financial Instruments In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2021 on a modified retrospective basis, and early adoption in fiscal 2020 is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

3.	Acquisitions and Divestitures

(a)	Acquisition Summary
We completed eight acquisitions during fiscal 2018. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2018	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Viptela	$497	$(18)	$180	$335
Springpath	248	(11)	160	99
BroadSoft	2,179	353	430	1,396
Accompany	222	6	55	161
Others (four in total)	72	4	42	26
Total	$3,218	$334	$867	$2,017
On July 31, 2017, we completed our acquisition of privately held Viptela Inc. ("Viptela"), a provider of software-defined wide area networking products. Revenue from the Viptela acquisition has been included in our Infrastructure Platforms product category.
On September 22, 2017, we completed our acquisition of privately held Springpath, Inc. ("Springpath"), a hyperconvergence software company. Revenue from the Springpath acquisition has been included in our Infrastructure Platforms product category.
On February 1, 2018, we completed our acquisition of publicly held BroadSoft, Inc. ("BroadSoft"), a cloud calling and contact center solutions company. Revenue from the BroadSoft acquisition has been included in our Applications product category.
On May 10, 2018, we completed our acquisition of privately held Accompany, a provider of an AI-driven relationship intelligence platform. Results from the Accompany acquisition will be included in our Applications product category.

The total purchase consideration related to our acquisitions completed during fiscal 2018 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $187 million.
Fiscal 2017 Acquisitions
Allocation of the purchase consideration for acquisitions completed in fiscal 2017 is summarized as follows (in millions):

Fiscal 2017	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
CloudLock	$249	$—	$36	$213
AppDynamics	3,258	(175)	785	2,648
MindMeld	104	(11)	51	64
Others (four in total)	26	—	6	20
Total	$3,637	$(186)	$878	$2,945
On August 1, 2016, we acquired privately held CloudLock Inc. ("CloudLock"), a provider of cloud security that specializes in cloud access security broker technology that provides enterprises with visibility and analytics around user behavior and sensitive data in cloud services. Revenue from the CloudLock acquisition has been included in our Security product category.
On March 17, 2017, we acquired privately held AppDynamics, Inc. ("AppDynamics"), an application intelligence software company. AppDynamics's cloud application and business monitoring platform is designed to enable companies to improve application and business performance. With the AppDynamics acquisition, we seek to provide end-to-end visibility and intelligence from the customer's network through to the application. Product revenue from the AppDynamics acquisition has been included in our Other product category.
On May 26, 2017, we acquired privately held MindMeld, Inc. ("MindMeld"), an artificial intelligence (AI) company. MindMeld's unique AI platform enables customers to build intelligent and human-like conversational interfaces for any application or device. Revenue from the MindMeld acquisition has been included in our Collaboration product category.
The total purchase consideration related to our acquisitions completed during fiscal 2017 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $138 million.
Fiscal 2016 Acquisitions
In fiscal 2016, we completed 12 acquisitions for total purchase consideration of $3.4 billion.

(b)	Pending Divestiture of Service Provider Video Software Solutions Business
In the fourth quarter of fiscal 2018, we announced a definitive agreement to sell our Service Provider Video Software Solutions ("SPVSS") business. As of July 28, 2018, this business had tangible assets of approximately $175 million (primarily comprised of accounts receivables, inventories and various other current and long-term assets) and net intangible assets and goodwill (based on relative fair value) of $300 million. In addition, the business had total liabilities of approximately $320 million (primarily comprised of deferred revenue and various other current and long-term liabilities). These assets and liabilities were held for sale and were not presented separately as the amounts were not material to the Consolidated Balance Sheet. We expect to have an immaterial financial statement impact from this transaction upon closing. The transaction is expected to close in the first half of fiscal 2019, subject to customary closing conditions and regulatory approvals.
(c) Pending Acquisition of Duo Security
On August 2, 2018, we announced our intent to acquire Duo Security, Inc., the leading provider of unified access security and multi-factor authentication delivered through the cloud. Integrating our network, device and cloud security platforms with Duo Security's zero-trust authentication and access products is designed to enable customers to easily and securely connect users to any application on any networked device.
Under the terms of the agreement, we have agreed to pay approximately $2.35 billion in cash and assumed equity awards to acquire Duo Security. The acquisition is expected to close during the first quarter of fiscal 2019 subject to customary closing conditions and regulatory approvals. Upon close of the acquisition, revenue from Duo Security will be included in our Security product category.

(d) Other Acquisition and Divestiture Information
Total transaction costs related to our acquisition and divestiture activities during fiscal 2018, 2017, and 2016 were $41 million, $10 million, and $32 million, respectively. These transaction costs were expensed as incurred in G&A expenses in the Consolidated Statements of Operations.
Our purchase price allocation for acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us, may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from our acquisitions completed during fiscal 2018 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during fiscal 2018, 2017, and 2016 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
We completed two divestitures during fiscal 2018. The financial statement impact of these divestitures was not material for fiscal 2018.

4.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 28, 2018 and July 29, 2017, as well as the changes to goodwill during fiscal 2018 and 2017 (in millions):

	Balance at July 29, 2017	Acquisitions	Other	Balance at July 28, 2018
Americas	$18,691	$1,355	$(48)	$19,998
EMEA	7,057	491	(19)	7,529
APJC	4,018	171	(10)	4,179
Total	$29,766	$2,017	$(77)	$31,706

	Balance at July 30, 2016	Acquisitions	Other	Balance at July 29, 2017
Americas	$16,529	$2,042	$120	$18,691
EMEA	6,269	740	48	7,057
APJC	3,827	163	28	4,018
Total	$26,625	$2,945	$196	$29,766
“Other” in the tables above primarily consists of divestitures, foreign currency translation, as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2018 and 2017 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2018	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Viptela	5.0	$144	6.0	$35	1.0	$1	$—	$180
Springpath	4.0	157	—	—	—	—	3	160
BroadSoft	4.0	255	6.0	169	2.0	6	—	430
Accompany	4.0	55	—	—	—	—	—	55
Others (four in total)	3.9	39	4.0	3	—	—	—	42
Total		$650		$207		$7	$3	$867

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2017	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
CloudLock	6.0	$32	4.0	$3	1.5	$1	$—	$36
AppDynamics	4.0	525	7.0	235	2.3	25	—	785
MindMeld	4.0	51	1.0	—	—	—	—	51
Others (four in total)	3.0	6	—	—	—	—	—	6
Total		$614		$238		$26	$—	$878
The following tables present details of our purchased intangible assets (in millions):

July 28, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,711	$(1,888)	$1,823
Customer relationships	1,538	(937)	601
Other	63	(38)	25
Total purchased intangible assets with finite lives	5,312	(2,863)	2,449
In-process research and development, with indefinite lives	103	—	103
Total	$5,415	$(2,863)	$2,552

July 29, 2017	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,182	$(1,386)	$1,796
Customer relationships	1,353	(765)	588
Other	82	(38)	44
Total purchased intangible assets with finite lives	4,617	(2,189)	2,428
In-process research and development, with indefinite lives	111	—	111
Total	$4,728	$(2,189)	$2,539
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

Impairment charges related to purchased intangible assets were approximately $1 million, $47 million, and $74 million for fiscal 2018, fiscal 2017, and fiscal 2016, respectively. Impairment charges were as a result of declines in estimated fair value resulting from the reduction or elimination of expected future cash flows associated with certain of our technology and IPR&D intangible assets.
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Amortization of purchased intangible assets:
Cost of sales	$640	$556	$577
Operating expenses
Amortization of purchased intangible assets	221	259	303
Restructuring and other charges	—	38	—
Total	$861	$853	$880
The estimated future amortization expense of purchased intangible assets with finite lives as of July 28, 2018 is as follows (in millions):

Fiscal Year	Amount
2019	$714
2020	$667
2021	$475
2022	$222
2023	$82
Thereafter	$37

5.	Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 (the “Fiscal 2018 Plan”), in order to realign our organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. In connection with the Fiscal 2018 Plan, we incurred charges of $108 million during fiscal 2018. These aggregate pretax charges are primarily cash-based and consist of employee severance and other one-time termination benefits, and other associated costs. We expect the Fiscal 2018 Plan to be substantially completed in fiscal 2019.
We announced a restructuring plan in August 2016 (the “Fiscal 2017 Plan”), in order to reinvest in our key priority areas. In connection with the Fiscal 2017 Plan, we incurred cumulative charges of $1.0 billion, which were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. We completed the Fiscal 2017 Plan in fiscal 2018.
We announced a restructuring action in August 2014 (the “Fiscal 2015 Plan”), in order to realign our workforce towards key growth areas of our business such as data center, software, security, and cloud. In connection with this plan, we incurred cumulative charges of approximately $756 million. We completed the Fiscal 2015 Plan at the end of fiscal 2016.
The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2017 AND PRIOR YEAR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2015	$60	$29	$—	$—	$89
Charges	225	43	—	—	268
Cash payments	(264)	(15)	—	—	(279)
Non-cash items	—	(33)	—	—	(33)
Liability as of July 30, 2016	21	24	—	—	45
Charges	625	131	—	—	756
Cash payments	(569)	(37)	—	—	(606)
Non-cash items	(3)	(75)	—	—	(78)
Liability as of July 29, 2017	74	43	—	—	117
Charges	227	23	92	16	358
Cash payments	(262)	(35)	(73)	(2)	(372)
Non-cash items	2	(18)	—	(14)	(30)
Liability as of July 28, 2018	$41	$13	$19	$—	$73
In addition to the above amounts, we incurred $2 million credit of restructuring and other charges within cost of sales during fiscal 2016.

6.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	July 28, 2018	July 29, 2017
Inventories:
Raw materials	$423	$289
Work in process	—	1
Finished goods:
Distributor inventory and deferred cost of sales	443	451
Manufactured finished goods	689	552
Total finished goods	1,132	1,003
Service-related spares	258	300
Demonstration systems	33	23
Total	$1,846	$1,616

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,710	$4,926
Computer equipment and related software	1,085	1,258
Production, engineering, and other equipment	5,734	5,707
Operating lease assets	356	356
Furniture and fixtures	358	572
Total gross property and equipment	12,243	12,819
Less: accumulated depreciation and amortization	(9,237)	(9,497)
Total	$3,006	$3,322

Deferred revenue:
Service	$11,431	$11,302
Product:
Deferred revenue related to recurring software and subscription offers	6,120	4,971
Other product deferred revenue	2,134	2,221
Total product deferred revenue	8,254	7,192
Total	$19,685	$18,494
Reported as:
Current	$11,490	$10,821
Noncurrent	8,195	7,673
Total	$19,685	$18,494

7.	Financing Receivables and Operating Leases

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts. Lease receivables represent sales-type and direct-financing leases resulting from the sale of Cisco's and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables generally have terms of up to three years. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.
A summary of our financing receivables is presented as follows (in millions):

July 28, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,688	$4,999	$2,326	$10,013
Residual value	164	—	—	164
Unearned income	(141)	—	—	(141)
Allowance for credit loss	(135)	(60)	(10)	(205)
Total, net	$2,576	$4,939	$2,316	$9,831
Reported as:
Current	$1,249	$2,376	$1,324	$4,949
Noncurrent	1,327	2,563	992	4,882
Total, net	$2,576	$4,939	$2,316	$9,831

July 29, 2017	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,784	$4,560	$2,517	$9,861
Residual value	173	—	—	173
Unearned income	(145)	—	—	(145)
Allowance for credit loss	(162)	(103)	(30)	(295)
Total, net	$2,650	$4,457	$2,487	$9,594
Reported as:
Current	$1,301	$2,104	$1,451	$4,856
Noncurrent	1,349	2,353	1,036	4,738
Total, net	$2,650	$4,457	$2,487	$9,594
Future minimum lease payments to Cisco on lease receivables as of July 28, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2019	$1,311
2020	745
2021	415
2022	177
2023	12
Thereafter	28
Total	$2,688
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of July 28, 2018 and July 29, 2017 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
July 28, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,294	$1,199	$54	$2,547
Loan receivables	3,184	1,752	63	4,999
Financed service contracts	1,468	835	23	2,326
Total	$5,946	$3,786	$140	$9,872

	INTERNAL CREDIT RISK RATING
July 29, 2017	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,408	$1,181	$50	$2,639
Loan receivables	2,865	1,516	179	4,560
Financed service contracts	1,593	902	22	2,517
Total	$5,866	$3,599	$251	$9,716
We determine the adequacy of our allowance for credit loss by assessing the risks and losses inherent in our financing receivables by portfolio segment. The portfolio segment is based on the types of financing offered by us to our customers, which consist of the following: lease receivables, loan receivables, and financed service contracts.
Our internal credit risk ratings of 1 through 4 correspond to investment-grade ratings, while credit risk ratings of 5 and 6 correspond to non-investment grade ratings. Credit risk ratings of 7 and higher correspond to substandard ratings.
In circumstances when collectibility is not deemed reasonably assured, the associated revenue is deferred in accordance with our revenue recognition policies, and the related allowance for credit loss, if any, is included in deferred revenue. We also record deferred revenue associated with financing receivables when there are remaining performance obligations, as we do for financed service contracts.
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of July 28, 2018 and July 29, 2017 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 28, 2018	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$72	$27	$155	$254	$2,293	$2,547	$9	$9
Loan receivables	104	55	252	411	4,588	4,999	30	30
Financed service contracts	138	78	304	520	1,806	2,326	3	3
Total	$314	$160	$711	$1,185	$8,687	$9,872	$42	$42

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2017	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$160	$60	$216	$436	$2,203	$2,639	$14	$14
Loan receivables	230	48	259	537	4,023	4,560	43	43
Financed service contracts	160	77	523	760	1,757	2,517	18	2
Total	$550	$185	$998	$1,733	$7,983	$9,716	$75	$59
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $503 million and $666 million as of July 28, 2018 and July 29, 2017, respectively.

As of July 28, 2018, we had financing receivables of $182 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $315 million as of July 29, 2017.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions (benefits)	(26)	(43)	(20)	(89)
Recoveries (write-offs), net	(1)	(5)	—	(6)
Foreign exchange and other	—	5	—	5
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375
Provisions (benefits)	(25)	7	(17)	(35)
Recoveries (write-offs), net	(37)	(11)	(1)	(49)
Foreign exchange and other	(6)	10	—	4
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2015	$259	$87	$36	$382
Provisions (benefits)	(13)	13	17	17
Recoveries (write-offs), net	(10)	—	(5)	(15)
Foreign exchange and other	(6)	(3)	—	(9)
Allowance for credit loss as of July 30, 2016	$230	$97	$48	$375

(d)	Operating Leases
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	July 28, 2018	July 29, 2017
Operating lease assets	$356	$356
Accumulated depreciation	(238)	(212)
Operating lease assets, net	$118	$144

Minimum future rentals on noncancelable operating leases as of July 28, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2019	$166
2020	97
2021	34
2022	2
Thereafter	1
Total	$300

8.	Investments

(a)	Summary of Available-for-Sale Investments
The following tables summarize our available-for-sale investments (in millions):

July 28, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$7,318	$—	$(43)	$7,275
U.S. government agency securities	732	—	(5)	727
Non-U.S. government and agency securities	209	—	(1)	208
Corporate debt securities	27,765	44	(445)	27,364
U.S. agency mortgage-backed securities	1,488	—	(53)	1,435
Total fixed income securities	37,512	44	(547)	37,009
Publicly traded equity securities	372	233	—	605
Total	$37,884	$277	$(547)	$37,614

July 29, 2017	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Fixed income securities:
U.S. government securities	$19,880	$3	$(60)	$19,823
U.S. government agency securities	2,057	—	(5)	2,052
Non-U.S. government and agency securities	389	—	(1)	388
Corporate debt securities	31,626	202	(93)	31,735
U.S. agency mortgage-backed securities	2,037	3	(17)	2,023
Commercial paper	996	—	—	996
Certificates of deposit	60	—	—	60
Total fixed income securities	57,045	208	(176)	57,077
Publicly traded equity securities	1,180	554	(27)	1,707
Total	$58,225	$762	$(203)	$58,784
Net unsettled investment sales as of July 28, 2018 and July 29, 2017 were $1.5 billion and $30 million, respectively and were included in other current assets and other current liabilities.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

(b)	Gains and Losses on Available-for-Sale Investments
The following table presents the gross realized gains and gross realized losses related to our available-for-sale investments (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Gross realized gains	$628	$114	$152
Gross realized losses	(341)	(201)	(153)
Total	$287	$(87)	$(1)
The following table presents the realized net gains and losses related to our available-for-sale investments by security type (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Net gains/(losses) on investments in publicly traded equity securities	$529	$(45)	$33
Net gains/(losses) on investments in fixed income securities	(242)	(42)	(34)
Total	$287	$(87)	$(1)

The following tables present the breakdown of the available-for-sale investments with gross unrealized losses and the duration that those losses had been unrealized at July 28, 2018 and July 29, 2017 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$2,966	$(20)	$4,303	$(23)	$7,269	$(43)
U.S. government agency securities	206	(2)	521	(3)	727	(5)
Non-U.S. government and agency securities	105	(1)	103	—	208	(1)
Corporate debt securities	16,990	(344)	3,511	(101)	20,501	(445)
U.S. agency mortgage-backed securities	826	(24)	581	(29)	1,407	(53)
Total fixed income securities	21,093	(391)	9,019	(156)	30,112	(547)
Publicly traded equity securities	—	—	—	—	—	—
Total	$21,093	$(391)	$9,019	$(156)	$30,112	$(547)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2017	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Fixed income securities:
U.S. government securities	$14,962	$(55)	$771	$(5)	$15,733	$(60)
U.S. government agency securities	1,791	(4)	130	(1)	1,921	(5)
Non-U.S. government and agency securities	368	(1)	—	—	368	(1)
Corporate debt securities	9,487	(92)	101	(1)	9,588	(93)
U.S. agency mortgage-backed securities	1,485	(16)	38	(1)	1,523	(17)
Total fixed income securities	28,093	(168)	1,040	(8)	29,133	(176)
Publicly traded equity securities	122	(27)	—	—	122	(27)
Total	$28,215	$(195)	$1,040	$(8)	$29,255	$(203)
For fiscal 2018, the realized net losses for available-for-sale investments included impairment charges of $52 million. These impairment charges related primarily to publicly traded equity securities and were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. For fiscal 2017, the realized net losses related to available-for-sale investments included impairment charges of $74 million, primarily related to publicly traded equity securities. These impairment charges were due to a decline in the fair value of those securities below their cost basis that were determined to be other than temporary. For fiscal 2016, the realized net losses related to available-for-sale investments included impairment charges of $3 million for fixed income securities.
As of July 28, 2018, for available-for-sale investments that were in unrealized loss positions, we have determined that no additional other-than-temporary impairments were required to be recognized.

(c)	Maturities of Fixed Income Securities
The following table summarizes the maturities of our fixed income securities at July 28, 2018 (in millions):

	Amortized Cost	Fair Value
Less than 1 year	$12,361	$12,316
Due in 1 to 2 years	7,573	7,514
Due in 2 to 5 years	14,290	14,012
Due after 5 years	1,800	1,732
Mortgage-backed securities with no single maturity	1,488	1,435
Total	$37,512	$37,009
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations. The remaining contractual principal maturities for mortgage-backed securities were allocated assuming no prepayments.

(d)	Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending for fiscal 2018 and 2017 was $0.3 billion and $0.7 billion, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 28, 2018 and July 29, 2017, we had no outstanding securities lending transactions.

(e)	Investments in Privately Held Companies
The carrying value of our investments in privately held companies was included in other assets. For such investments that were accounted for under the equity and cost method as of July 28, 2018 and July 29, 2017, the amounts are summarized in the following table (in millions):

	July 28, 2018	July 29, 2017
Equity method investments	$118	$124
Cost method investments	978	859
Total	$1,096	$983
For additional information on impairment charges related to investments in privately held companies, see Note 9.
Variable Interest Entities In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings and have determined that as of July 28, 2018, except as disclosed herein, there were no variable interest entities required to be consolidated in our Consolidated Financial Statements.
As of July 28, 2018, the carrying value of our investments in privately held companies was $1.1 billion, of which $531 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, we have additional funding commitments of $223 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these variable interest entities.

9.	Fair Value

(a)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 28, 2018			JULY 29, 2017
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,890	$—	$6,890	$9,567	$—	$9,567
U.S. government securities	—	—	—	—	139	139
Commercial paper	—	—	—	—	160	160
Certificates of deposit	—	—	—	—	25	25
Available-for-sale investments:
U.S. government securities	—	7,275	7,275	—	19,823	19,823
U.S. government agency securities	—	727	727	—	2,052	2,052
Non-U.S. government and agency securities	—	208	208	—	388	388
Corporate debt securities	—	27,364	27,364	—	31,735	31,735
U.S. agency mortgage-backed securities	—	1,435	1,435	—	2,023	2,023
Commercial paper	—	—	—	—	996	996
Certificates of deposit	—	—	—	—	60	60
Publicly traded equity securities	605	—	605	1,707	—	1,707
Derivative assets	—	2	2	—	149	149
Total	$7,495	$37,011	$44,506	$11,274	$57,550	$68,824
Liabilities:
Derivative liabilities	$—	$74	$74	$—	$4	$4
Total	$—	$74	$74	$—	$4	$4
We classify our cash equivalents and available-for-sale investments within Level 1 or Level 2 in the fair value hierarchy because we use quoted prices in active markets or alternative pricing sources and models using market observable inputs to determine their fair value. Our derivative instruments are classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(b)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents gains and losses on assets that were measured at fair value on a nonrecurring basis(in millions):

	TOTAL GAINS (LOSSES) FOR THE YEARS ENDED
	July 28, 2018	July 29, 2017	July 30, 2016
Investments in privately held companies (impaired)	$(56)	$(175)	$(57)
Purchased intangible assets (impaired)	(1)	(47)	(74)
Property held for sale - land and buildings	20	(30)	—
Gains (losses) on assets no longer held at end of fiscal year	(6)	(2)	(10)
Total gains (losses) for nonrecurring measurements	$(43)	$(254)	$(141)
These assets were measured at fair value due to events or circumstances we identified as having significant impact on their fair value during the respective periods. To arrive at the valuation of these assets, we consider any significant changes in the financial metrics and economic variables and also use third-party valuation reports to assist in the valuation as necessary.
The fair value measurement of the impaired investments was classified as Level 3 because significant unobservable inputs were used in the valuation due to the absence of quoted market prices and inherent lack of liquidity. Significant unobservable inputs, which included financial metrics of comparable private and public companies, financial condition and near-term prospects of the investees, recent financing activities of the investees, and the investees’ capital structure as well as other economic variables, reflected the assumptions market participants would use in pricing these assets. The impairment charges, representing the difference between the net book value and the fair value as a result of the evaluation, were recorded to other income (loss), net. The remaining carrying value of the investments that were impaired was $57 million and $81 million as of July 28, 2018 and July 29, 2017, respectively.
The fair value for purchased intangibles assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 4. The remaining carrying value of the specific purchased intangible assets that were impaired was zero and $63 million as of July 28, 2018 and July 29, 2017, respectively.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of the property held for sale that was impaired was zero and $5 million as of July 28, 2018 and July 29, 2017, respectively.

(c)	Other Fair Value Disclosures
The carrying value of our investments in privately held companies that were accounted for under the cost method was $978 million and $859 million as of July 28, 2018 and July 29, 2017, respectively. It was not practicable to estimate the fair value of this portfolio.
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of July 28, 2018 and July 29, 2017 was $3.6 billion and $3.4 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of July 28, 2018 and July 29, 2017, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 28, 2018, the fair value of our senior notes and other long-term debt was $26.4 billion, with a carrying amount of $25.6 billion. This compares to a fair value of $32.1 billion and a carrying amount of $30.5 billion as of July 29, 2017. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

10.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 28, 2018		July 29, 2017
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$5,238	3.46%	$4,747	1.66%
Commercial paper	—	—	3,245	1.16%
Total short-term debt	$5,238		$7,992
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 28, 2018		July 29, 2017
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.60%	February 21, 2018	$—	—	$1,000	1.84%
Three-month LIBOR plus 0.31%	June 15, 2018	—	—	900	1.62%
Three-month LIBOR plus 0.50%	March 1, 2019	500	2.86%	500	1.76%
Three-month LIBOR plus 0.34%	September 20, 2019	500	2.71%	500	1.66%
Fixed-rate notes:
1.40%	February 28, 2018	—	—	1,250	1.47%
1.65%	June 15, 2018	—	—	1,600	1.72%
4.95%	February 15, 2019	2,000	5.17%	2,000	4.96%
1.60%	February 28, 2019	1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019	1,750	2.71%	1,750	1.84%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	4.52%	2,500	3.84%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	2.86%	500	2.00%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	3.11%	500	2.26%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	2.98%	1,000	2.12%
3.50%	June 15, 2025	500	3.27%	500	2.43%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		25,750		30,500
Unaccreted discount/issuance costs		(116)		(136)
Hedge accounting fair value adjustments		(65)		108
Total		$25,569		$30,472

Reported as:
Short-term debt		$5,238		$4,747
Long-term debt		20,331		25,725
Total		$25,569		$30,472
We entered into interest rate swaps in prior periods with an aggregate notional amount of $6.75 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 11.
Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 28, 2018, we were in compliance with all debt covenants.

As of July 28, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2019	$5,250
2020	6,000
2021	3,000
2022	2,500
2023	500
Thereafter	8,500
Total	$25,750

(c)	Credit Facility
On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one-month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022.
This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of July 28, 2018, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

11.	Derivative Instruments

(a)	Summary of Derivative Instruments
We use derivative instruments primarily to manage exposures to foreign currency exchange rate, interest rate, and equity price risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates, interest rates, and equity prices. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 28, 2018	July 29, 2017	Balance Sheet Line Item	July 28, 2018	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$1	$46	Other current liabilities	$—	$1
Interest rate derivatives	Other current assets	—	—	Other current liabilities	10	—
Interest rate derivatives	Other assets	—	102	Other long-term liabilities	62	—
Total		1	148		72	1
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	1	Other current liabilities	2	3
Total		1	1		2	3
Total		$2	$149		$74	$4

The effects of our cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE YEARS ENDED (EFFECTIVE PORTION)				GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE YEARS ENDED (EFFECTIVE PORTION)
	July 28, 2018	July 29, 2017	July 30, 2016	Line Item in Statements of Operations	July 28, 2018	July 29, 2017	July 30, 2016
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$20	$22	$(66)	Operating expenses	$52	$(59)	$(15)
				Cost of sales — service	16	(20)	(5)
Total	$20	$22	$(66)	Total	$68	$(79)	$(20)

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(1)	$(15)	$16	Other income (loss), net	$—	$—	$—
As of July 28, 2018, we estimate that approximately $1 million of net derivative gains related to our cash flow hedges included in AOCI will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE YEARS ENDED			GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE YEARS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	July 28, 2018	July 29, 2017	July 30, 2016	July 28, 2018	July 29, 2017	July 30, 2016
Interest rate derivatives	Interest expense	$(174)	$(275)	$175	$173	$271	$(169)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 28, 2018	July 29, 2017	July 30, 2016
Foreign currency derivatives	Other income (loss), net	$(24)	$13	$(19)
Total return swaps—deferred compensation	Operating expenses	50	53	6
	Cost of sales — product	1	2	—
	Cost of sales — service	3	3	1
	Other income (loss), net	(11)	—	—
Equity derivatives	Other income (loss), net	(4)	11	13
Total		$15	$82	$1
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 28, 2018	July 29, 2017
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$147	$1,696
Interest rate derivatives	6,750	6,750
Net investment hedging instruments	250	351
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,298	2,258
Total return swaps—deferred compensation	566	535
Total	$10,011	$11,590

(b)	Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Information related to these offsetting arrangements is summarized as follows (in millions):

	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEET			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEET BUT WITH LEGAL RIGHTS TO OFFSET
July 28, 2018	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$2	$—	$2	$(2)	$—	$—
Derivatives liabilities	$74	$—	$74	$(2)	$(53)	$19

	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEET			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEET BUT WITH LEGAL RIGHTS TO OFFSET
July 29, 2017	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$149	$—	$149	$(4)	$(81)	$64
Derivatives liabilities	$4	$—	$4	$(4)	$—	$—

(c)	Foreign Currency Exchange Risk
We conduct business globally in numerous currencies. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. We do not enter into such contracts for speculative purposes.
We may hedge forecasted foreign currency transactions related to certain revenues, operating expenses and service cost of sales with currency options and forward contracts. These currency options and forward contracts, designated as cash flow hedges, generally have maturities of less than 24 months. We assess effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the fiscal years presented, we did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
We enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, including long-term customer financings, investments, and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances or other current assets, investments, or liabilities denominated in currencies other than the functional currency of the reporting entity.
We hedge certain net investments in our foreign operations with forward contracts to reduce the effects of foreign currency fluctuations on our net investment in those foreign subsidiaries. These derivative instruments generally have maturities of up to six months.

(d)	Interest Rate Risk
Interest Rate Derivatives, Investments   Our primary objective for holding fixed income securities is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of July 28, 2018 and July 29, 2017, we did not have any outstanding interest rate derivatives related to our fixed income securities.

Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In fiscal 2018, we did not enter into any interest rate swaps. In prior fiscal years, we entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps were reflected in other assets and other current and long-term liabilities.

(e)	Equity Price Risk
We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. The publicly traded equity securities in our portfolio are subject to price risk. To manage our exposure to changes in the fair value of certain equity securities, we have periodically entered into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, we periodically enter into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives are also included in other income (loss), net.
We are also exposed to variability in compensation charges related to certain deferred compensation obligations to employees. Although not designated as accounting hedges, we utilize derivatives such as total return swaps to economically hedge this exposure.

(f)	Hedge Effectiveness
For the fiscal years presented, amounts excluded from the assessment of hedge effectiveness were not material for fair value, cash flow, and net investment hedges. In addition, hedge ineffectiveness for fair value, cash flow, and net investment hedges was not material for any of the fiscal years presented.

12.	Commitments and Contingencies

(a)	Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland, and the United Kingdom. We also lease equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 28, 2018 are as follows (in millions):

Fiscal Year	Amount
2019	$392
2020	293
2021	190
2022	138
2023	96
Thereafter	111
Total	$1,220
Rent expense for office space and equipment totaled $442 million, $403 million, and $385 million in fiscal 2018, 2017, and 2016, respectively.

(b)	Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.

The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	July 28, 2018	July 29, 2017
Less than 1 year	$5,407	$4,620
1 to 3 years	710	20
3 to 5 years	360	—
Total	$6,477	$4,640
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 28, 2018 and July 29, 2017, the liability for these purchase commitments was $159 million and $162 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 28, 2018	July 29, 2017	July 30, 2016
Compensation expense related to acquisitions	$203	$212	$282
As of July 28, 2018, we estimated that future cash compensation expense of up to $352 million may be required to be recognized pursuant to the applicable business combination agreements.
In fiscal 2012, we made an investment in Insieme, an early stage company focused on research and development in the data center market. This investment included $100 million of funding and a license to certain of our technology. During fiscal 2014, we acquired the remaining interests in Insieme, at which time the former noncontrolling interest holders became eligible to receive up to two milestone payments, which were determined using agreed-upon formulas based primarily on revenue for certain of Insieme’s products. The former noncontrolling interest holders earned the maximum amount related to these two milestone payments and were paid approximately $441 million during fiscal 2017. We recorded compensation expense of $47 million and $160 million during fiscal 2017 and fiscal 2016, respectively, related to these milestone payments.
We also have certain funding commitments, primarily related to our investments in privately held companies and venture funds, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $223 million and $216 million as of July 28, 2018 and July 29, 2017, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 28, 2018	July 29, 2017	July 30, 2016
Balance at beginning of fiscal year	$407	$414	$449
Provisions for warranties issued	582	691	715
Adjustments for pre-existing warranties	(38)	(21)	(8)
Settlements	(592)	(677)	(714)
Divestiture	—	—	(28)
Balance at end of fiscal year	$359	$407	$414
We accrue for warranty costs as part of our cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty.

(e)	Financing and Other Guarantees
In the ordinary course of business, we provide financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.

Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $28.2 billion, $27.0 billion, and $26.9 billion in fiscal 2018, 2017, and 2016, respectively. The balance of the channel partner financing subject to guarantees was $953 million and $1.0 billion as of July 28, 2018 and July 29, 2017, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $35 million, $51 million, and $63 million in fiscal 2018, 2017, and 2016, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at July 28, 2018 and July 29, 2017, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 28, 2018	July 29, 2017
Maximum potential future payments relating to financing guarantees:
Channel partner	$277	$240
End user	31	74
Total	$308	$314
Deferred revenue associated with financing guarantees:
Channel partner	$(94)	$(82)
End user	(28)	(52)
Total	$(122)	$(134)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$186	$180
Other Guarantees Our other guarantee arrangements as of July 28, 2018 and July 29, 2017 that were subject to recognition and disclosure requirements were not material.

(f)	Supplier Component Remediation Liability
In fiscal 2014, we recorded a charge to product cost of sales of $655 million resulting from failures related to products containing memory components manufactured by a single supplier between 2005 and 2010. We perform regular assessments of the sufficiency of this liability and reduced the amount by $164 million and $74 million in fiscal 2015 and fiscal 2016, respectively, based on updated analyses. We further reduced the liability by $141 million and $58 million in fiscal 2017 and fiscal 2018, respectively, to reflect lower than expected defects, actual usage history, and estimated lower future remediation costs as more of the impacted products age and near the end of the support period covered by the remediation program.
During the second quarter of fiscal 2017, we recorded a charge to product cost of sales of $125 million related to the expected remediation costs for anticipated failures in future periods of a widely-used component sourced from a third party which is included in several of our products.
The liabilities related to the supplier component remediation matters were $44 million and $174 million as of July 28, 2018 and July 29, 2017, respectively.

(g)	Indemnifications
In the normal course of business, we indemnify other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to hold such parties harmless against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.
We have been asked to indemnify certain of our service provider customers that have been subject to patent infringement claims asserted by Sprint Communications Company, L.P. in federal court in Kansas and Delaware. Sprint alleges that the service provider customers infringed Sprint’s patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Sprint seeks monetary damages. Following a trial on March 3, 2017 against Time Warner Inc., a jury in Kansas found that Time Warner Cable willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied Time Warner Cable's post-trial motions. Time Warner Cable has appealed. On October 16, 2017, Sprint and Comcast Cable Communications, LLC reached resolution of the claims in Sprint's lawsuit against Comcast and, on October 19, 2017, the Kansas court dismissed Sprint's lawsuit. On December 6, 2017, Sprint and Cox Communications, Inc. reached resolution of the claims in Sprint's lawsuit against Cox, and the Delaware court dismissed Sprint's lawsuit against Cox on December 7, 2017.
We believe that Time Warner Cable continues to have strong non-infringement and invalidity defenses and arguments and/or that Sprint's damages claims are inconsistent with prevailing law at trial and/or on appeal. Due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of the Time Warner Cable litigation at this time. Should Sprint prevail in litigation, mediation, or settlement, we, in accordance with our agreements, may have an obligation to indemnify Time Warner Cable for damages, mediation awards, or settlement amounts arising from its use of our products.
On January 15, 2016, Huawei Technologies Co. Ltd. (“Huawei”) filed four patent infringement actions against T-Mobile US, Inc. and T-Mobile USA, Inc. (collectively, “T-Mobile”) in federal court in the Eastern District of Texas. Huawei alleged that T-Mobile’s use of 3GPP standards to implement its 3G and 4G cellular networks infringed 12 patents. Huawei's infringement allegations for some of the patents were based on T-Mobile's use of products provided by us in combination with those of other manufacturers. T-Mobile requested indemnity by Cisco with respect to portions of the network that use our equipment. On December 22, 2017, the Eastern District of Texas court dismissed Huawei's four lawsuits after the parties reached settlement, and T-Mobile's indemnity request was subsequently resolved.
During fiscal 2018, we recorded legal and indemnification settlement charges of $127 million to product cost of sales in relation to these matters. At this time, we do not anticipate that our obligations regarding the final outcome of the above matters would be material.
In addition, we have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to our limited history with prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our operating results, financial position, or cash flows.

(h)	Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of our former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years.
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $218 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of July 28, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware, accusing our products and services in the area of network intrusion detection of infringing two U.S. patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. The trial on these claims began on May 2, 2016 and, on May 12, 2016, the jury returned a verdict finding willful infringement of the asserted patents. The jury awarded SRI damages of $23.7 million. On May 25, 2017, the Court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57.0 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We have appealed to the United States Court of Appeals for the Federal Circuit on various grounds. We believe we have strong arguments to overturn the jury verdict and/or reduce the damages award. While the ultimate outcome of the case may still result in a loss, we do not expect it to be material.
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
DXC Technology On August 21, 2015, Cisco and Cisco Systems Capital Corporation (“Cisco Capital”) filed an action in Santa Clara County Superior Court for declaratory judgment and breach of contract against HP Inc. (“HP”) regarding a services agreement for management services of a third party’s network. HP had prepaid the service agreement through a financing arrangement with Cisco Capital, and had terminated its agreement with us. Pursuant to the terms of the service agreement with HP, we determined the credit HP was entitled to receive under the agreement for certain prepaid amounts. HP disputed our credit calculation and contended that we owe a larger credit to HP than we had calculated. In December 2015, we filed an amended complaint which dropped the breach of contract claim in light of HP’s continuing payments to Cisco Capital under the financing arrangement. On January 19, 2016, HP Inc. filed a counterclaim for breach of contract simultaneously with its answer to the amended complaint. DXC Technology Corporation (“DXC”) reported that it is the party in interest in this matter pursuant to the Separation and Distribution Agreement between the then Hewlett-Packard Co. and Hewlett Packard Enterprise Company (“HPE") and the subsequent Separation and Distribution Agreement between HPE and DXC. On January 8, 2018, the court continued the trial date from March 12, 2018 to June 11, 2018. The parties entered into a settlement agreement effective June 30, 2018, resolving all of the claims and cross-claims in the case, and on August 1, 2018, the Court dismissed all claims and cross-claims with prejudice. The settlement did not have a material impact on our results of operations.
Arista Networks, Inc. On February 24, 2016, Arista Networks, Inc. (“Arista”) filed a complaint against us in the U.S. District Court for the Northern District of California, asserting monopolization claims in violation of Section 2 of the Sherman Act and an unfair competition claim under California Bus. and Prof. Code § 17200. On October 31, 2017, Arista filed an amended complaint for Sherman Act monopolization and § 17200 claims, alleging an anticompetitive scheme comprising our copyright infringement action against Arista (which was based on Arista’s copying of our copyright-protected user interfaces) and communications related to that litigation. Arista sought injunctive relief, lost profits, enhanced damages, and restitution. A jury trial was scheduled for August 6, 2018. On August 6, 2018, Cisco and Arista entered into a binding term sheet resolving, except as described below, all of the outstanding litigation between the companies. The terms are as follows: (i) Arista shall pay $400 million to Cisco; (ii) Cisco will not assert against Arista patents that were included in the litigation as long as Arista continues to implement workarounds it had put in place to certain of those patents; (iii) for three years (subject to earlier termination in some circumstances), any claim against the other party regarding patent infringement for its new products, or new features of existing products, will be resolved by an arbitration process; the process will not apply to claims of copyright infringement, trade secret misappropriation or certain other claims; (iv) for five years, neither party will bring an action against the other for patent or copyright (except for any claims of source code misappropriation) infringement regarding their respective products on the market before August 6, 2018; and (v) certain limited changes shall be implemented by Arista to its user interfaces for operation of its products, and the parties will continue to undertake the appeal of the ruling in U.S. District Court for the Northern District of California regarding copyright infringement, with further limited changes if the case is remanded or reversed. The parties also agreed that for five years neither party would bring an action against the other's contract manufacturers, partners or customers for patent or copyright (excluding claims of source code misappropriation) infringement regarding the other party's products on the market before August 6, 2018. We received payment from Arista of $400 million on August 20, 2018, which will be reflected in Cisco's first quarter fiscal 2019 results.
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas. Oyster alleges that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster seeks monetary damages. Oyster filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the court consolidated the cases alleging infringement of the ‘327 Patent. During the course of the case, defendants ZTE, Nokia, NEC, Fujitsu, Infinera and Huawei reached settlements with Oyster. On August 9, 2018, the court reset the trial for November 5, 2018. While we believe that we have strong non-infringement arguments and that the patent is invalid, if we do not prevail in the District

Court, we believe damages ultimately assessed would not be material. Due to uncertainty surrounding patent litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. However, we do not anticipate that any final outcome of the dispute would be material.
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
For additional information regarding intellectual property litigation, see “Part I, Item 1A. Risk Factors-We may be found to infringe on intellectual property rights of others” of this Annual Report on Form 10-K.

13.	Shareholders’ Equity

(a)	Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $1.24, $1.10 and $0.94 per common share, or $6.0 billion, $5.5 billion and $4.8 billion, on our outstanding common stock during fiscal 2018, 2017, and 2016, respectively.
Any future dividends will be subject to the approval of our Board of Directors.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. As of July 28, 2018, the remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $19.0 billion, with no termination date.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 28, 2018	432	$40.88	$17,661
July 29, 2017	118	$31.38	$3,706
July 30, 2016	148	$26.45	$3,918
There were $180 million, $66 million and $45 million in stock repurchases pending settlement as of July 28, 2018, July 29, 2017 and July 30, 2016, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to shareholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
We repurchased approximately 20 million, 20 million and 21 million shares, or $703 million, $619 million and $557 million of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units during fiscal 2018, 2017, and 2016, respectively.

(d)	Preferred Stock
Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

14.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of July 28, 2018, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    As of July 28, 2018, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by Cisco from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
Pursuant to an amendment approved by our shareholders on November 12, 2009, the number of shares available for issuance under the 2005 Plan is reduced by 1.5 shares for each share awarded as a stock grant or a stock unit, and any shares underlying awards outstanding from certain previous plans that expire unexercised at the end of their maximum terms become available for reissuance under the 2005 Plan. The 2005 Plan permits the granting of stock options, restricted stock, and RSUs, the vesting of which may be performance-based or market-based along with the requisite service requirement, and stock appreciation rights to employees (including employee directors and officers), consultants of Cisco and its subsidiaries and affiliates, and non-employee directors of Cisco. Stock options and stock appreciation rights granted under the 2005 Plan have an exercise price of at least 100% of the fair market value of the underlying stock on the grant date. The expiration date for stock options and stock appreciation rights shall be no later than 10 years from the grant date.
The stock options will generally become exercisable for 20% or 25% of the option shares one year from the date of grant and then ratably over the following 48 months or 36 months, respectively. Time-based stock grants and time-based RSUs will generally vest over a four year term. The majority of the performance-based and market-based RSUs vests at the end of the three-year requisite service period or earlier if the award recipient meets certain retirement eligibility conditions. Certain performance-based RSUs that are based on the achievement of financial and/or non-financial operating goals typically vest upon the achievement of milestones (and may require subsequent service periods), with overall vesting of the shares underlying the award ranging from six months to three years. The Compensation and Management Development Committee of our Board of Directors has the discretion to use different vesting schedules. Stock appreciation rights may be awarded in combination with stock options or stock grants, and such awards shall provide that the stock appreciation rights will not be exercisable unless the related stock options or stock grants are forfeited. Stock grants may be awarded in combination with non-statutory stock options, and such awards may provide that the stock grants will be forfeited in the event that the related non-statutory stock options are exercised.

(b)	Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of our common stock have been reserved for issuance as of July 28, 2018. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of our stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on January 3, 2020. We issued 22 million, 23 million, and 25 million shares under the Purchase Plan in fiscal 2018, 2017, and 2016, respectively. As of July 28, 2018, 78 million shares were available for issuance under the Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Cost of sales—product	$94	$85	$70
Cost of sales—service	133	134	142
Share-based compensation expense in cost of sales	227	219	212
Research and development	538	529	470
Sales and marketing	555	542	545
General and administrative	246	236	205
Restructuring and other charges	33	3	26
Share-based compensation expense in operating expenses	1,372	1,310	1,246
Total share-based compensation expense	$1,599	$1,529	$1,458
Income tax benefit for share-based compensation	$558	$451	$429
As of July 28, 2018, the total compensation cost related to unvested share-based awards not yet recognized was $3.1 billion, which is expected to be recognized over approximately 2.5 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Balance at beginning of fiscal year	272	242	276
Restricted stock, stock units, and other share-based awards granted	(70)	(76)	(96)
Share-based awards canceled/forfeited/expired	18	78	30
Shares withheld for taxes and not issued	25	28	30
Other	—	—	2
Balance at end of fiscal year	245	272	242
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 25, 2015	143	$22.08
Granted	62	25.90
Assumed from acquisitions	6	24.58
Vested	(54)	20.68	$1,428
Canceled/forfeited/other	(12)	22.91
UNVESTED BALANCE AT JULY 30, 2016	145	24.26
Granted	50	27.89
Assumed from acquisitions	15	32.21
Vested	(54)	23.14	$1,701
Canceled/forfeited/other	(15)	23.56
UNVESTED BALANCE AT JULY 29, 2017	141	26.94
Granted	46	35.62
Assumed from acquisitions	1	28.26
Vested	(53)	26.02	$1,909
Canceled/forfeited/other	(16)	28.37
UNVESTED BALANCE AT JULY 28, 2018	119	$30.56

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 25, 2015	103	$28.68
Assumed from acquisitions	18	5.17
Exercised	(32)	19.22
Canceled/forfeited/expired	(16)	30.01
BALANCE AT JULY 30, 2016	73	26.78
Assumed from acquisitions	8	4.47
Exercised	(14)	12.11
Canceled/forfeited/expired	(55)	31.83
BALANCE AT JULY 29, 2017	12	6.15
Assumed from acquisitions	3	8.20
Exercised	(8)	5.77
Canceled/forfeited/expired	(1)	8.75
BALANCE AT JULY 28, 2018	6	$7.18
The total pretax intrinsic value of stock options exercised during fiscal 2018, 2017, and 2016 was $257 million, $283 million, and $266 million, respectively.

The following table summarizes significant ranges of outstanding and exercisable stock options as of July 28, 2018 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 35.00	6	5.9	$7.18	$228	4	$6.84	$153
The aggregate intrinsic value represents the total pretax intrinsic value, based on Cisco's closing stock price of $42.57 as of July 27, 2018. The total number of in-the-money stock options exercisable as of July 28, 2018 was 4 million. As of July 29, 2017, 6 million outstanding stock options were exercisable, and the weighted-average exercise price was $5.61.

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and PRSUs that are based on our financial performance metrics or non-financial operating goals are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, we estimated the fair value of the total shareholder return (TSR) component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Number of shares granted (in millions)	43	43	57
Grant date fair value per share	$35.81	$28.38	$26.01
Weighted-average assumptions/inputs:
Expected dividend yield	3.2%	3.5%	3.2%
Range of risk-free interest rates	0.0% – 2.7%	0.0% – 1.5%	0.0% – 1.2%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Number of shares granted (in millions)	3	7	5
Grant date fair value per share	$32.69	$28.94	$24.70
Weighted-average assumptions/inputs:
Expected dividend yield	3.5%	3.4%	3.1%
Range of risk-free interest rates	1.0% – 2.7%	0.1% – 1.5%	0.0% – 1.2%
Range of expected volatilities for index	12.5% - 82.8%	16.7% – 46.8%	15.3% – 54.3%
The PRSUs granted during the fiscal years presented are contingent on the achievement of our financial performance metrics, our comparative market-based returns, or the achievement of financial and non-financial operating goals. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on our TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of our financial performance metrics or our comparative market-based returns, and 0% to 100% of the target shares granted contingent on the achievement of non-financial operating goals.

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Weighted-average assumptions:
Expected volatility	22.1%	24.6%	23.9%
Risk-free interest rate	1.3%	0.7%	0.4%
Expected dividend	3.1%	3.2%	3.1%
Expected life (in years)	1.3	1.3	1.3
Weighted-average estimated grant date fair value per share	$7.48	$6.52	$5.73
The valuation of employee stock purchase rights and the related assumptions are for the employee stock purchases made during the respective fiscal years.
We used third-party analyses to assist in developing the assumptions used in our Black-Scholes model. We are responsible for determining the assumptions used in estimating the fair value of our share-based payment awards.
We used the implied volatility for traded options (with contract terms corresponding to the expected life of the employee stock purchase rights) on our stock as the expected volatility assumption required in the Black-Scholes model. The implied volatility is more representative of future stock price trends than historical volatility. The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of our employee stock purchase rights. The dividend yield assumption is based on the history and expectation of dividend payouts at the grant date.

(h)	Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $12,375 for the 2018 calendar year due to the $275,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $269 million, $265 million, and $262 million in fiscal 2018, 2017, and 2016, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2018, 2017, and 2016.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.

(i)	Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2018 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2018. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $651 million and $622 million as of July 28, 2018 and July 29, 2017, respectively, and was recorded primarily in other long-term liabilities.

15.	Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2015	$310	$(16)	$(233)	$61
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	151	(66)	(399)	(314)
(Gains) losses reclassified out of AOCI	1	20	(6)	15
Tax benefit (expense)	(49)	3	(42)	(88)
Total change for the period	103	(43)	(447)	(387)
BALANCE AT JULY 30, 2016	413	(59)	(680)	(326)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(164)	22	318	176
(Gains) losses reclassified out of AOCI	87	79	16	182
Tax benefit (expense)	37	(10)	(13)	14
Total change for the period	(40)	91	321	372
BALANCE AT JULY 29, 2017	373	32	(359)	46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(543)	21	(159)	(681)
(Gains) losses reclassified out of AOCI	(287)	(68)	7	(348)
Tax benefit (expense)	93	4	(8)	89
Total change for the period	(737)	(43)	(160)	(940)
Effect of adoption of accounting standard	54	—	(9)	45
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	July 28, 2018	July 29, 2017	July 30, 2016
Comprehensive Income Components	Income Before Taxes			Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$287	$(87)	$(1)	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	52	(59)	(15)	Operating expenses
Foreign currency derivatives	16	(20)	(5)	Cost of sales—service
	68	(79)	(20)

Cumulative translation adjustment and actuarial gains and losses	(7)	(16)	6	Operating expenses

Total amounts reclassified out of AOCI	$348	$(182)	$(15)

16.	Income Taxes

(a)	Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Federal:
Current	$9,900	$1,300	$865
Deferred	1,156	(42)	(93)
	11,056	1,258	772
State:
Current	340	86	78
Deferred	(232)	56	13
	108	142	91
Foreign:
Current	1,789	1,416	1,432
Deferred	(24)	(138)	(114)
	1,765	1,278	1,318
Total	$12,929	$2,678	$2,181

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
United States	$3,765	$2,393	$2,907
International	9,274	9,894	10,013
Total	$13,039	$12,287	$12,920
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Federal statutory rate	27.0%	35.0%	35.0%
Effect of:
State taxes, net of federal tax benefit	0.6	1.1	0.5
Foreign income at other than U.S. rates	(5.2)	(13.4)	(14.5)
Tax credits	(2.5)	(1.2)	(1.7)
Domestic manufacturing deduction	(0.5)	(0.4)	(0.6)
Stock-based compensation	(0.1)	1.4	1.4
Tax audit settlement	—	—	(2.8)
Impact of the Tax Act	80.1	—	—
Other, net	(0.2)	(0.7)	(0.4)
Total	99.2%	21.8%	16.9%
On December 22, 2017, the Tax Act was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a fiscal-year taxpayer, certain provisions of the Tax Act impact Cisco in fiscal 2018, including the change in the federal tax rate and the one-time transition tax, while other provisions will be effective at the beginning of fiscal 2019, including the implementation of a modified territorial tax system and other changes to how foreign earnings are subject to U.S. tax, and elimination of the domestic manufacturing deduction.
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
As of December 31, 2017, we had approximately $76 billion in undistributed earnings for certain foreign subsidiaries. These undistributed earnings were subject to the U.S. mandatory one-time transition tax and are eligible to be repatriated to the U.S. without additional U.S. tax under the Tax Act. We have historically asserted our intention to indefinitely reinvest foreign earnings in certain foreign subsidiaries. We have reevaluated our historic assertion as a result of enactment of the Tax Act and no longer consider these earnings to be indefinitely reinvested in our foreign subsidiaries. As a result of this change in assertion, we recorded a $1.2 billion tax expense for foreign withholding tax in the second quarter of fiscal 2018. In fiscal 2018, we repatriated $70 billion of foreign subsidiary earnings to the U.S. (in the form of cash, cash equivalents, or investments), and paid foreign withholding tax of $1.2 billion.
In the fourth quarter of fiscal 2018, we recorded adjustments to the provisional amounts originally recorded in the second quarter of fiscal 2018 related to the U.S transition tax on accumulated earnings of foreign subsidiaries and re-measurement of net DTA. These adjustments include an $863 million benefit to the U.S. transition tax provisional amount related to the U.S taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment.
During fiscal 2018, we recorded a provisional tax expense of $10.4 billion related to the Tax Act, comprised of $8.1 billion of U.S. transition tax, $1.2 billion of foreign withholding tax (discussed above), and $1.1 billion re-measurement of net DTA. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. The $1.2 billion foreign withholding tax was paid in February 2018.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We have determined that the $8.1 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $1.1 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates for fiscal 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries.
During fiscal 2016, the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to the audit of our federal income tax returns for the fiscal years ended July 26, 2008 through July 31, 2010. As a result of the settlement, we recognized a net benefit to the provision for income taxes of $367 million, which included a reduction of interest expense of $21 million. In addition, the Protecting Americans from Tax Hikes Act of 2015 reinstated the U.S. federal R&D tax credit permanently. As a result, the tax provision in fiscal 2016 included a tax benefit of $226 million related to the U.S. federal R&D tax credit, of which $81 million was attributable to fiscal 2015.
Foreign taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $77 million of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2018. We intend to reinvest these earnings indefinitely in such foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we would be subject to additional foreign taxes. The amount of unrecognized deferred income tax liability related to these earnings is approximately $15 million.
As a result of certain employment and capital investment actions, our income in certain foreign countries is subject to reduced tax rates. A portion of these incentives expired at the end of fiscal 2015. The majority of the remaining tax incentives are reasonably expected to expire at the end of fiscal 2019. The gross income tax benefit attributable to tax incentives was estimated to be $0.9 billion ($0.19 per diluted share) in fiscal 2018. As of the end of fiscal 2017 and 2016, the gross income tax benefits attributable to tax incentives were estimated to be $1.3 billion and $1.2 billion ($0.25 and $0.23 per diluted share) for the respective years. The gross income tax benefits were partially offset by accruals of U.S. income taxes on foreign earnings.

Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Beginning balance	$1,973	$1,627	$2,029
Additions based on tax positions related to the current year	251	336	255
Additions for tax positions of prior years	84	180	116
Reductions for tax positions of prior years	(129)	(78)	(457)
Settlements	(124)	(43)	(241)
Lapse of statute of limitations	(55)	(49)	(75)
Ending balance	$2,000	$1,973	$1,627
As a result of the IRS tax settlement related to the federal income tax returns for the fiscal years ended July 26, 2008 through July 31, 2010, the amount of gross unrecognized tax benefits in fiscal 2016 was reduced by approximately $563 million. We also reduced the amount of accrued interest by $63 million.
As of July 28, 2018, $1.7 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2018, we recognized $10 million of net interest expense and reduced penalties by less than $1 million. During fiscal 2017, we recognized $26 million of net interest expense and a $4 million reduction in penalties. During fiscal 2016, we recognized a $55 million reduction in net interest expense and a $40 million reduction in penalties. Our total accrual for interest and penalties was $180 million, $186 million, and $154 million as of the end of fiscal 2018, 2017, and 2016, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2010. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 1999, and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 28, 2018 could be reduced by approximately $300 million in the next 12 months.

(b)	Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 28, 2018	July 29, 2017
Deferred tax assets	$3,219	$4,239
Deferred tax liabilities	(141)	(271)
Total net deferred tax assets	$3,078	$3,968

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 28, 2018	July 29, 2017
ASSETS
Allowance for doubtful accounts and returns	$285	$443
Sales-type and direct-financing leases	171	277
Inventory write-downs and capitalization	289	446
Investment provisions	54	171
IPR&D, goodwill, and purchased intangible assets	63	125
Deferred revenue	1,584	2,057
Credits and net operating loss carryforwards	1,087	976
Share-based compensation expense	190	273
Accrued compensation	370	504
Other	408	559
Gross deferred tax assets	4,501	5,831
Valuation allowance	(374)	(244)
Total deferred tax assets	4,127	5,587
LIABILITIES
Purchased intangible assets	(753)	(1,037)
Depreciation	(118)	(340)
Unrealized gains on investments	(33)	(203)
Other	(145)	(39)
Total deferred tax liabilities	(1,049)	(1,619)
Total net deferred tax assets	$3,078	$3,968
As of July 28, 2018, our federal, state, and foreign net operating loss carryforwards for income tax purposes were $703 million, $891 million, and $808 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state and foreign net operating loss carryforwards will begin to expire in fiscal 2019. We have provided a valuation allowance of $125 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.
As of July 28, 2018, our federal, state, and foreign tax credit carryforwards for income tax purposes were approximately $47 million, $1.0 billion, and $5 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2019. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $249 million for deferred tax assets related to state and foreign tax credits that are not expected to be realized.

17.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
We conduct business globally and are primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. Our management makes financial decisions and allocates resources based on the information it receives from our internal management system. Sales are attributed to a segment based on the ordering location of the customer. We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments in this internal management system because management does not include the information in our measurement of the performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, significant litigation settlements and other contingencies, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in our measurement of the performance of the operating segments.

Summarized financial information by segment for fiscal 2018, 2017, and 2016, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Revenue:
Americas	$29,070	$28,351	$29,392
EMEA	12,425	12,004	12,302
APJC	7,834	7,650	7,553
Total	$49,330	$48,005	$49,247
Gross margin:
Americas	$18,792	$18,284	$18,986
EMEA	7,945	7,855	7,998
APJC	4,726	4,741	4,620
Segment total	31,463	30,880	31,604
Unallocated corporate items	(857)	(656)	(644)
Total	$30,606	$30,224	$30,960
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $25.5 billion, $25.0 billion, and $25.9 billion for fiscal 2018, 2017, and 2016, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use. Effective in the first quarter of fiscal 2018, we began reporting our product and service revenue in the following five categories: Infrastructure Platforms, Applications, Security, Other Products, and Services. The change better aligns our product categories with our evolving business model. Prior period amounts have been reclassified to conform to the current period's presentation.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Revenue:
Infrastructure Platforms	$28,270	$27,779	$28,851
Applications	5,035	4,568	4,438
Security	2,353	2,153	1,969
Other Products (1)	1,050	1,205	1,996
Total Product	36,709	35,705	37,254
Services	12,621	12,300	11,993
Total	$49,330	$48,005	$49,247
(1) During the second quarter of fiscal 2016, we completed the sale of our SP Video CPE Business. SP Video CPE Business revenue was $504 million for fiscal 2016.

(c)	Additional Segment Information
The majority of our assets as of July 28, 2018 and July 29, 2017 were attributable to our U.S. operations. In fiscal 2018, 2017, and 2016, no single customer accounted for 10% or more of revenue.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	July 28, 2018	July 29, 2017	July 30, 2016
Property and equipment, net:
United States	$2,487	$2,711	$2,822
International	519	611	684
Total	$3,006	$3,322	$3,506

18.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 28, 2018	July 29, 2017	July 30, 2016
Net income	$110	$9,609	$10,739
Weighted-average shares—basic	4,837	5,010	5,053
Effect of dilutive potential common shares	44	39	35
Weighted-average shares—diluted	4,881	5,049	5,088
Net income per share—basic	$0.02	$1.92	$2.13
Net income per share—diluted	$0.02	$1.90	$2.11
Antidilutive employee share-based awards, excluded	61	136	148
Employee equity share options, unvested shares, and similar equity instruments granted and assumed by Cisco are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet recognized are collectively assumed to be used to repurchase shares.

Supplementary Financial Data (Unaudited)
(in millions, except per-share amounts)

Quarters Ended	July 28, 2018 (1)	April 28, 2018	January 27, 2018 (2)	October 28, 2017
Revenue	$12,844	$12,463	$11,887	$12,136
Gross margin	$7,922	$7,759	$7,498	$7,427
Operating income	$3,346	$3,134	$3,073	$2,756
Net income (loss)	$3,803	$2,691	$(8,778)	$2,394
Net income (loss) per share - basic	$0.81	$0.56	$(1.78)	$0.48
Net income (loss) per share - diluted	$0.81	$0.56	$(1.78)	$0.48
Cash dividends declared per common share	$0.33	$0.33	$0.29	$0.29
Cash and cash equivalents and investments	$46,548	$54,431	$73,683	$71,588

Quarters Ended	July 29, 2017	April 29, 2017	January 28, 2017	October 29, 2016
Revenue	$12,133	$11,940	$11,580	$12,352
Gross margin	$7,546	$7,518	$7,276	$7,884
Operating income	$3,034	$3,169	$2,893	$2,877
Net income	$2,424	$2,515	$2,348	$2,322
Net income per share - basic	$0.49	$0.50	$0.47	$0.46
Net income per share - diluted	$0.48	$0.50	$0.47	$0.46
Cash dividends declared per common share	$0.29	$0.29	$0.26	$0.26
Cash and cash equivalents and investments	$70,492	$67,974	$71,845	$70,968
(1) In the fourth quarter of fiscal 2018, we recorded adjustments to the provisional amounts related to the U.S. transition tax on accumulated earnings of foreign subsidiaries and re-measurement of net deferred tax assets. These adjustments included an $863 million benefit to the U.S. transition tax provisional amount related to the U.S. taxation of deemed foreign dividends after the date of enactment in the transition fiscal year.
(2) In the second quarter of fiscal 2018, we recorded a provisional tax expense of $11.1 billion related to the Tax Act, comprised of $9.0 billion of U.S. transition tax, $1.2 billion of foreign withholding tax, and $0.9 billion re-measurement of net DTA.

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 62 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 61 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Board of Directors - Proposal No. 1 —Election of Directors,” “Board of Directors —Proposal No. 1 —Business Experience and Qualifications of Nominees,” and “Board of Directors —Proposal No. 1—Board Meetings and Committees —Nomination and Governance Committee” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board of Directors — Proposal No. 1 —Board Meetings and Committees” and “Audit Committee Matters” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Executive Officers of the Registrant” in Part I of this report.
The information required by this item regarding compliance with Section 16(a) of the Securities Act of 1934 is included under the caption “Compensation Committee Matters —Ownership of Securities —Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.
We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is entitled “Special Ethics Obligations for Employees with Financial Reporting Responsibilities: Financial Officer Code of Ethics” and is posted on our website. The Internet address for our website is www.cisco.com, and this code of ethics may be found from our main webpage by clicking first on “About Cisco,” then on “All Investor Relations,” then on “Corporate Governance,” and finally on “Financial Officer Code of Ethics”.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, on the webpage found by clicking through to “Financial Officer Code of Ethics” as specified above.

Item 11.	Executive Compensation
The information required by this item relating to executive compensation is included under the captions “Compensation Committee Matters — Proposal No. 3 — Advisory Vote to Approve Executive Compensation,” “Compensation Committee Matters —Compensation Discussion and Analysis,” “Compensation Committee Matters —Compensation Committee Report,” “Compensation Committee Matters —Compensation Committee Interlocks and Insider Participation,” “Compensation Committee Matters —Fiscal 2018 Compensation Tables —Summary Compensation Table,” “—Grants of Plan-Based Awards — Fiscal 2018” and “—CEO Pay Ratio” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Compensation Committee Matters —Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “ Compensation Committee Matters —Proposal No. 2 —Approval of Amendment and Restatement of the Employee Stock Purchase Plan —Equity Compensation Plan Information,” in each case in our Proxy Statement related to the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Audit Committee Matters —Certain Relationships and Transactions with Related Persons,” and the information required by this item relating to director independence is included under the caption “Board of Directors —Proposal No. 1 —Election of Directors —Independent Directors,” in each case in our Proxy Statement related to the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the captions “Audit Committee Matters -—Proposal No. 4 — Ratification of Independent Registered Public Accounting Firm-Principal Accountant Fees and Services” and “Audit Committee Matters —Proposal No. 4 — Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2018 Annual Meeting of Shareholders, and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
See the “Index to Consolidated Financial Statements” on page 60 of this report.

2.	Financial Statement Schedule
See “Schedule II—Valuation and Qualifying Accounts” (below) within Item 15 of this report.

3.	Exhibits
See the “Index to Exhibits” immediately before the signature page of this report.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	Allowances For
	Financing Receivables	Accounts Receivable
Year ended July 30, 2016
Balance at beginning of fiscal year	$382	$302
Provisions (benefits)	17	(26)
Recoveries (write-offs), net	(15)	(28)
Foreign exchange and other	(9)	1
Balance at end of fiscal year	$375	$249
Year ended July 29, 2017
Balance at beginning of fiscal year	$375	$249
Provisions (benefits)	(35)	27
Recoveries (write-offs), net	(49)	(61)
Foreign exchange and other	4	(4)
Balance at end of fiscal year	$295	$211
Year ended July 28, 2018
Balance at beginning of fiscal year	$295	$211
Provisions (benefits)	(89)	(45)
Recoveries (write-offs), net	(6)	(37)
Foreign exchange and other	5	—
Balance at end of fiscal year	$205	$129

Foreign exchange and other includes the impact of foreign exchange and certain immaterial reclassifications.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	7/29/2016
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 16, 2011, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/16/2011
4.4	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.5	Forms of Global Note for the registrant’s 4.95% Senior Notes due 2019 and 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.6	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.7	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
4.8	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.9	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016
4.10	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.1	11/24/2014
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	000-18225	10.1	2/21/2017
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004
10.6*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004
10.7*	Separation Agreement by and between Cisco Systems, Inc. and Pankaj Patel	8-K	000-18225	10.1	11/3/2016
10.8*	International Transfer Agreement (Managed Move), Relocation Payback and International Transfer Tax Policy Agreements by and between Cisco Systems, Inc. and Chris Dedicoat	10-Q	000-18225	10.2	11/22/2016
10.9	Credit Agreement dated as of May 15, 2015, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	10-Q	000-18225	10.1	5/20/2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.10	364-Day Credit Agreement dated as of March 30, 2017, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent and a Lender	8-K	000-18225	10.1	3/31/2017
10.11	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011
10.12	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 119 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 6, 2018	CISCO SYSTEMS, INC.

/S/ CHARLES H. ROBBINS
Charles H. Robbins
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

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chairman and Chief Executive Officer	September 6, 2018
Charles H. Robbins	(Principal Executive Officer)

/S/ KELLY A. KRAMER	Executive Vice President and Chief Financial Officer	September 6, 2018
Kelly A. Kramer	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President, Corporate Controller and	September 6, 2018
Prat S. Bhatt	Chief Accounting Officer
(Principal Accounting Officer)

Signature	Title	Date

/S/ CAROL A. BARTZ	Lead Independent Director	September 6, 2018
Carol A. Bartz

/S/ M. MICHELE BURNS	Director	September 6, 2018
M. Michele Burns

/S/ MICHAEL D. CAPELLAS	Director	September 6, 2018
Michael D. Capellas

/S/ MARK GARRETT	Director	September 6, 2018
Mark Garrett

/S/ JOHN L. HENNESSY	Director	September 6, 2018
Dr. John L. Hennessy

/S/ KRISTINA M. JOHNSON	Director	September 6, 2018
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 6, 2018
Roderick C. McGeary

/S/ ARUN SARIN	Director	September 6, 2018
Arun Sarin

/S/ BRENTON L. SAUNDERS	Director	September 6, 2018
Brenton L. Saunders

/S/ STEVEN M. WEST	Director	September 6, 2018
Steven M. West