Form 10-Q
period 2018-10-27
CISCO SYSTEMS, INC.
filed 2018-11-20
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 27, 2018

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
_____________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 15, 2018: 4,495,961,730
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 27, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 27, 2018	July 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$8,410	$8,934
Investments	34,183	37,614
Accounts receivable, net of allowance for doubtful accounts of $130 at October 27, 2018 and $129 at July 28, 2018	4,536	5,554
Inventories	1,572	1,846
Financing receivables, net	4,851	4,949
Other current assets	2,134	2,940
Total current assets	55,686	61,837
Property and equipment, net	2,956	3,006
Financing receivables, net	4,644	4,882
Goodwill	33,386	31,706
Purchased intangible assets, net	2,716	2,552
Deferred tax assets	3,960	3,219
Other assets	2,081	1,582
TOTAL ASSETS	$105,429	$108,784
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$7,241	$5,238
Accounts payable	1,805	1,904
Income taxes payable	1,084	1,004
Accrued compensation	2,622	2,986
Deferred revenue	9,637	11,490
Other current liabilities	4,025	4,413
Total current liabilities	26,414	27,035
Long-term debt	18,323	20,331
Income taxes payable	8,216	8,585
Deferred revenue	7,177	8,195
Other long-term liabilities	1,451	1,434
Total liabilities	61,581	65,580
Commitments and contingencies (Note 13)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,517 and 4,614 shares issued and outstanding at October 27, 2018 and July 28, 2018, respectively	41,897	42,820
Retained earnings	3,169	1,233
Accumulated other comprehensive income (loss)	(1,218)	(849)
Total equity	43,848	43,204
TOTAL LIABILITIES AND EQUITY	$105,429	$108,784
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 27, 2018	October 28, 2017
REVENUE:
Product	$9,890	$9,054
Service	3,182	3,082
Total revenue	13,072	12,136
COST OF SALES:
Product	3,799	3,615
Service	1,127	1,094
Total cost of sales	4,926	4,709
GROSS MARGIN	8,146	7,427
OPERATING EXPENSES:
Research and development	1,608	1,567
Sales and marketing	2,410	2,334
General and administrative	211	557
Amortization of purchased intangible assets	34	61
Restructuring and other charges	78	152
Total operating expenses	4,341	4,671
OPERATING INCOME	3,805	2,756
Interest income	344	379
Interest expense	(221)	(235)
Other income (loss), net	(19)	62
Interest and other income (loss), net	104	206
INCOME BEFORE PROVISION FOR INCOME TAXES	3,909	2,962
Provision for income taxes	360	568
NET INCOME	$3,549	$2,394

Net income per share:
Basic	$0.78	$0.48
Diluted	$0.77	$0.48
Shares used in per-share calculation:
Basic	4,565	4,959
Diluted	4,614	4,994
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended
	October 27, 2018	October 28, 2017
Net income	$3,549	$2,394
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $13 and $(23) for the three months ended October 27, 2018 and October 28, 2017, respectively	5	(5)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 and $10 for the three months ended October 27, 2018 and October 28, 2017, respectively	6	(23)
	11	(28)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1 and $(1) for the three months ended October 27, 2018 and October 28, 2017, respectively	(3)	7
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 and $2 for the three months ended October 27, 2018 and October 28, 2017, respectively	—	(11)
	(3)	(4)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(1) and $(2) for the three months ended October 27, 2018 and October 28, 2017, respectively	(209)	17
Other comprehensive income (loss)	(201)	(15)
Comprehensive income (loss)	3,348	2,379
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income (loss) attributable to Cisco Systems, Inc.	$3,348	$2,379
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 27, 2018	October 28, 2017
Cash flows from operating activities:
Net income	$3,549	$2,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	465	566
Share-based compensation expense	403	392
Provision (benefit) for receivables	8	(17)
Deferred income taxes	(72)	178
(Gains) losses on divestitures, investments and other, net	7	(56)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	892	957
Inventories	(34)	(80)
Financing receivables	273	(333)
Other assets	(295)	8
Accounts payable	(153)	(235)
Income taxes, net	(437)	(419)
Accrued compensation	(348)	(215)
Deferred revenue	(309)	77
Other liabilities	(186)	(137)
Net cash provided by operating activities	3,763	3,080
Cash flows from investing activities:
Purchases of investments	(484)	(8,275)
Proceeds from sales of investments	2,805	2,682
Proceeds from maturities of investments	2,541	3,929
Acquisition of businesses, net of cash and cash equivalents acquired	(1,964)	(725)
Purchases of investments in privately held companies	(29)	(20)
Return of investments in privately held companies	16	81
Acquisition of property and equipment	(212)	(168)
Proceeds from sales of property and equipment	2	1
Other	—	(10)
Net cash provided by (used in) investing activities	2,675	(2,505)
Cash flows from financing activities:
Issuances of common stock	8	9
Repurchases of common stock—repurchase program	(5,076)	(1,686)
Shares repurchased for tax withholdings on vesting of restricted stock units	(318)	(342)
Short-term borrowings, original maturities of 90 days or less, net	—	(2,498)
Issuances of debt	—	5,482
Repayments of debt	—	(748)
Dividends paid	(1,500)	(1,436)
Other	(59)	(31)
Net cash used in financing activities	(6,945)	(1,250)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(507)	(675)
Cash, cash equivalents, and restricted cash, beginning of period	8,993	11,773
Cash, cash equivalents, and restricted cash, end of period	$8,486	$11,098

Supplemental cash flow information:
Cash paid for interest	$269	$283
Cash paid for income taxes, net	$869	$810

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204	$—	$43,204
Net income			3,549		3,549		3,549
Other comprehensive income (loss)				(201)	(201)		(201)
Issuance of common stock	19	8			8		8
Repurchase of common stock	(109)	(1,016)	(4,010)		(5,026)		(5,026)
Shares repurchased for tax withholdings on vesting of restricted stock units	(7)	(318)			(318)		(318)
Cash dividends declared ($0.33 per common share)			(1,500)		(1,500)		(1,500)
Effect of adoption of accounting standards			3,897	(168)	3,729		3,729
Share-based compensation		403			403		403
BALANCE AT OCTOBER 27, 2018	4,517	$41,897	$3,169	$(1,218)	$43,848	$—	$43,848

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net income			2,394		2,394		2,394
Other comprehensive income (loss)				(15)	(15)	—	(15)
Issuance of common stock	30	9			9		9
Repurchase of common stock	(51)	(462)	(1,158)		(1,620)		(1,620)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(342)			(342)		(342)
Cash dividends declared ($0.29 per common share)			(1,436)		(1,436)		(1,436)
Effect of adoption of accounting standards			9		9		9
Share-based compensation		392			392		392
Purchase acquisitions and other		22			22		22
BALANCE AT OCTOBER 28, 2017	4,951	$44,872	$20,647	$31	$65,550	$—	$65,550

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2019 and fiscal 2018 are each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 27, 2018 and for the three months ended October 27, 2018 and October 28, 2017, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 28, 2018 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.
We consolidate our investments in certain variable interest entities (VIEs) where we are the primary beneficiary. The noncontrolling interests attributed to these investments, if any, are presented as a separate component from our equity in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interests are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 27, 2018; the results of operations and the statements of comprehensive income (loss) for the three months ended October 27, 2018 and October 28, 2017; the statements of cash flows and equity for the three months ended October 27, 2018 and October 28, 2017, as applicable, have been made. The results of operations for the three months ended October 27, 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. We have evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
Revenue Recognition In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers, a new accounting standard related to revenue recognition. ASC 606 supersedes nearly all U.S. GAAP on revenue recognition and eliminated industry-specific guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services. It also requires increased disclosures including the nature, amount, timing, and uncertainty of revenues and cash flows related to contracts with customers.
ASC 606 allows two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption ("modified retrospective method"). At the beginning of the first quarter of fiscal 2019, we adopted ASC 606 using the modified retrospective method to those contracts that were not completed as of July 28, 2018. Refer to Opening Balance Adjustments below for the impact of adoption on our Consolidated Financial Statements.
We have implemented new accounting policies, systems, processes, and internal controls necessary to support the requirements of ASC 606.
ASC 606 primarily impacts our revenue recognition for software arrangements and sales to two-tier distributors. In both areas, the new standard accelerates the recognition of revenue.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The table below details the timing of when revenue was typically recognized under the prior revenue standard compared to the timing of when revenue is typically recognized under ASC 606 for these major areas:

	Prior Revenue Standard	ASC 606
Software arrangements:
Perpetual software licenses	Upfront	Upfront
Term software licenses	Ratable	Upfront
Security software licenses	Ratable	Ratable
Enterprise license agreements (software licenses)	Ratable	Upfront
Software support (maintenance)	Ratable	Ratable
Software-as-a-service	Ratable	Ratable
Two-tier distribution	Sell-Through	Sell-In
In addition to the above revenue recognition timing impacts, ASC 606 requires incremental contract acquisition costs (such as sales commissions) for customer contracts to be capitalized and amortized on a systematic basis that is consistent with the transfer to the customer of the goods or services to which the assets relates.
We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, our contracts may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and software-as-a-service (SaaS) as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis. We refer to our term software licenses, security software licenses, SaaS, and associated service arrangements as subscription offers.
We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or once delivery and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. Our hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On our product sales, we record consideration from shipping and handling on a gross basis within net product sales. We record our revenue net of any associated sales taxes.
Significant Judgments
Revenue is allocated among these performance obligations in a manner that reflects the consideration that we expect to be entitled to for the promised goods or services based on standalone selling prices (SSP). SSP is estimated for each distinct performance obligation and judgment may be required in their determination. The best evidence of SSP is the observable price of a product or service when we sell the goods separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes various rebate, cooperative marketing, and other incentive programs that we offer to our distributors, partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable.
We assess certain software licenses, such as for security software, that contain critical updates or upgrades which customers can download throughout the contract term. Without these updates or upgrades, the functionality of the software would diminish over a relatively short time period. These updates or upgrades provide the customer the full functionality of the purchased security software licenses and are required to maintain the security license's utility as the risks and threats in the environment are rapidly

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

changing. In these circumstances, the revenue from these software arrangements is recognized as a distinct performance obligation satisfied over the contract term.
For the additional disclosures required as part of ASC 606 see Note 3.
Financial Instruments In January 2016, the FASB issued an accounting standard update that changes the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The most significant impact of this accounting standard update is that it requires the remeasurement of investments not accounted for under the equity method to be recorded at fair value through the Consolidated Statement of Operations at the end of each reporting period. The application of this accounting standard update increases the variability of other income (loss), net.
Our equity investments are accounted for as follows:

•	Marketable equity securities have readily determinable fair value (RDFV) that are measured and recorded at fair value.

•
Non-marketable equity securities do not have RDFV and are measured using a measurement alternative recorded at cost less any impairment, plus or minus changes resulting from qualifying observable price changes. For certain of these securities, we have elected to apply the net asset value (NAV) practical expedient. The NAV is the estimated fair value of these investments.

•
Equity method investments are securities we do not control, but are able to exert significant influence over the investee. These investments are measured at cost less any impairment, plus or minus our share of equity method investee income or loss.

We adopted this accounting standard update beginning the first quarter of fiscal 2019. The standard was adopted using the modified retrospective method for our marketable equity securities and non-marketable equity securities measured using the NAV practical expedient. For our non-marketable equity securities measured using the measurement alternative, we applied the prospective method. Refer to Opening Balance Adjustments below for the impact of adoption on our Consolidated Balance Sheet.
Income Taxes on Intra-Entity Transfers of Assets In October 2016, the FASB issued an accounting standard update that requires recognition of the income tax consequences of intra-entity transfers of assets (other than inventory) at the transaction date. We adopted this accounting standard update beginning in the first quarter of fiscal 2019 on a modified retrospective basis. The ongoing impact of this standard will be facts and circumstances dependent on any transactions within its scope. Refer to Opening Balance Adjustments below for the impact of adoption on our Consolidated Balance Sheet.
Classification of Cash Flow Elements In August 2016, the FASB issued an accounting standard update related to the classification of certain cash receipts and cash payments on the statement of cash flows. We adopted this accounting standard update beginning in the first quarter of fiscal 2019 on a retrospective basis. The application of this accounting standard update did not have an impact on our Consolidated Statements of Cash Flows.
Restricted Cash in Statement of Cash Flows In November 2016, the FASB issued an accounting standard update that provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. We adopted this accounting standard update beginning in the first quarter of fiscal 2019 using a retrospective transition method to each period presented. The application of this accounting standard update did not have a material impact on our Consolidated Statements of Cash Flows. Prior period information has been retrospectively adjusted due to the adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash in the beginning of the first quarter of fiscal 2019.
Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued an accounting standard update that removes Step
2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. We early adopted this accounting standard update beginning in the first quarter of fiscal 2019 on a prospective basis. The application of this accounting standard update did not have a material impact on our Consolidated Financial Statements.
Definition of a Business In January 2017, the FASB issued an accounting standard update that clarifies the definition of a business to help companies evaluate whether acquisition or disposal transactions should be accounted for as asset groups or as businesses. We adopted this accounting standard update beginning in the first quarter of fiscal 2019 on a prospective basis. The impact of this accounting standard update will be fact dependent, but we expect that some transactions that were previously accounted for as business combinations or disposal transactions will be accounted for as asset purchases or asset sales under the accounting standard update.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Opening Balance Adjustments
The following table summarizes the cumulative effect of the changes made to the Consolidated Balance Sheet for the adoption of ASC 606, ASU 2016-01, Financial Instruments, and ASU 2016-16, Intra-Entity Transfers of Assets Other than Inventory (in millions):

Line Item in Consolidated Balance Sheet:	Balance at July 28, 2018	New Revenue Recognition Standard		New Financial Instruments Standard		New Intra-Entity Transfers Standard		Adjusted Balance at July 29, 2018
ASSETS
Accounts receivable, net	$5,554	$(104)	(1)	$—		$—		$5,450
Inventories	$1,846	$(302)	(2)	$—		$—		$1,544
Other current assets (includes capitalized contract acquisition costs)	$2,940	$371	(3), (4)	$—		$(25)	(3)	$3,286
Deferred tax assets	$3,219	$(624)	(3)	$(15)	(3)	$1,415	(8)	$3,995
Other assets (includes capitalized contract acquisition costs)	$1,582	$327	(4)	$136	(7)	$(91)	(3)	$1,954

TOTAL ASSETS	$108,784	$(332)		$121		$1,299		$109,872

LIABILITIES AND EQUITY
Income taxes payable	$1,004	$—		$—		$11	(3)	$1,015
Deferred revenue — current	$11,490	$(1,702)	(5)	$—		$—		$9,788
Other current liabilities	$4,413	$33	(6)	$—		$—		$4,446
Deferred revenue — non-current	$8,195	$(1,081)	(5)	$—		$—		$7,114
Other long-term liabilities	$1,434	$85	(3)	$13	(3)	$—		$1,532
Retained earnings	$1,233	$2,333	(10)	$283	(10)	$1,281	(10)	$5,130
Accumulated other comprehensive income (loss)	$(849)	$—		$(175)	(9)	$7	(3)	$(1,017)

TOTAL LIABILITIES AND EQUITY	$108,784	$(332)		$121		$1,299		$109,872
(1) Primarily represents the decrease to accounts receivable related to the change in recognizing revenue on sales to two-tier distributors from a sell-through to a sell-in basis
(2) Primarily represents the reduction of inventory for the change from recognizing revenue on sales to two-tier distributors from a sell-through to a sell-in basis
(3) Includes the impacts to deferred tax assets, liabilities and other income tax balances
(4) Primarily represents capitalized contract acquisition costs (e.g. commissions)
(5) Primarily represents deferred revenue adjusted to retained earnings primarily due to the change in revenue recognition for certain software arrangements from ratable to upfront, recognizing revenue on sales to two-tier distributors from a sell-through to a sell-in basis. Of this total $2.8 billion adjustment, $2.6 billion related to product deferred revenue, of which $1.3 billion relates to our recurring software and subscription offers, $0.6 billion relates to two-tier distribution, and the remainder relates to non-recurring software and other adjustments.
(6) Primarily represents the reclassification of accounts receivable contra balances to other current liabilities, adjustments to rebate liabilities for the change from recognizing revenue on sales to two-tier distributors from a sell-through to a sell-in basis, and reclassifications from other current liabilities for amounts that are not contract liabilities under ASC 606
(7) Represents the adjustment due to the remeasurement of non-marketable equity investments at fair value
(8) Primarily represents the change in net deferred tax assets related to unrecognized income tax effects of intra-entity asset transfers
(9) Represents the reclassification of net unrealized gains from accumulated other comprehensive income (loss) to retained earnings
(10) Retained earnings impact from the adjustments noted above

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impact of ASC 606 Adoption
The application of ASC 606 increased our total revenue by $276 million in the first quarter of fiscal 2019. The application of ASC 606 did not have a material impact to either our cost of sales or our operating expenses in the first quarter of fiscal 2019. We recognized a $152 million benefit to our provision for income taxes relating to indirect effects from the adoption of ASC 606 in the first quarter of fiscal 2019. For additional information regarding ASC 606, see Note 3 to the Consolidated Financial Statements.
In connection with the adoption of ASC 606, we recorded a transition adjustment to increase retained earnings by $2.3 billion. See above for the transition impact of ASC 606 by balance sheet line item. As of October 27, 2018, the balance sheet changes attributable to ASC 606 related to accounts receivable, inventories, and deferred revenue were not materially different than the impacts upon adoption. In connection with the adoption of ASC 606, we established contract assets for unbilled receivables. As of October 27, 2018, we had total contract assets of $447 million of which, $270 million was recorded in other current assets and $177 million was recorded in other assets. As of October 27, 2018, we had total capitalized contract acquisition costs of $673 million, of which $380 million was recorded in other current assets and $293 million was recorded in other assets. The adoption of ASC 606 did not have any impact on net cash provided by operating activities.

(b)	Recent Accounting Standards or Updates Not Yet Effective
Leases In February 2016, the FASB issued an accounting standard update and subsequent amendments related to leases requiring lessees to recognize operating and financing lease liabilities on the balance sheet, as well as corresponding right-of-use assets. The new lease standard also makes some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, disclosures will be required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2020 and early adoption is permitted. We expect to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2020, and we are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.
Credit Losses of Financial Instruments In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2021 and early adoption in fiscal 2020 is permitted. We expect to adopt this accounting standard update on a modified retrospective basis in the first quarter of fiscal 2021, and we are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

3.	Revenue

(a)	Disaggregation of Revenue
We disaggregate our revenue into groups of similar products and services that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies differ for each of our product categories, resulting in different economic risk profiles for each category. The following table presents this disaggregation of revenue (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Revenue:
Infrastructure Platforms	$7,642	$6,980
Applications	1,419	1,203
Security	651	585
Other Products	178	286
Total Product	9,890	9,054
Services	3,182	3,082
Total	$13,072	$12,136
Amounts may not sum due to rounding.
Infrastructure Platforms consist of our core networking technologies of switching, routing, data center products, and wireless that are designed to work together to deliver networking capabilities and transport and/or store data. These technologies consist of both hardware and software offerings, including software licenses and software-as-a-service (SaaS), that help our customers build networks, automate, orchestrate, integrate, and digitize data. We are shifting and expanding more of our business to software and subscriptions across our core networking portfolio. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Applications consists of offerings that utilize the core networking and data center platforms to provide their functions. The products consist primarily of software offerings, including software licenses and SaaS, as well as hardware. Our perpetual software and hardware in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Security primarily includes our unified threat management, advanced threat security, and web security products. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers' network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Other Products primarily include our Service Provider Video Software Solutions, cloud and system management products. On May 1, 2018, we announced a definitive agreement to sell the SPVSS business. The sale was closed on October 28, 2018. These products include both hardware and software licenses. Our offerings in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control.
In addition to our product offerings, we provide a broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Advanced services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The sales arrangements as discussed above are typically made pursuant to customer purchase orders based on master purchase or partner agreements. Cash is received based on our standard payment terms which is typically 30 days. We provide financing arrangements to customers for all of our hardware, software and service offerings. Refer to Note 8 for additional information. For these arrangements, cash is typically received over time.

(b)	Contract Balances
Accounts receivable, net was $4.5 billion as of October 27, 2018 compared to $5.6 billion as of July 28, 2018, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of October 27, 2018 and July 29, 2018, our contract assets for these unbilled receivables were $447 million and $122 million, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $16.8 billion as of October 27, 2018 compared to $19.7 billion as of July 28, 2018. In connection with the adoption of ASC 606, we recorded an adjustment to retained earnings to reduce deferred revenue by $2.8 billion. We recognized approximately $3.4 billion of revenue during the first quarter of fiscal 2019 that was included in the deferred revenue balance at July 29, 2018.

(c)	Remaining Performance Obligations
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of October 27, 2018, the aggregate amount of RPO was $22.3 billion, comprised of $16.8 billion of deferred revenue and $5.5 billion of unbilled contract revenue. We expect approximately 55% of this amount to be recognized as revenue over the next year. Unbilled contract revenue represents non-cancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

(d)	Capitalized Contract Acquisition Costs
In connection with the adoption of ASC 606, we began to capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $673 million and $644 million as of October 27, 2018 and July 29, 2018, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $112 million for the first quarter of fiscal 2019 and was included in sales and marketing expenses.

4.	Acquisitions and Divestitures
We completed two acquisitions during the first quarter of fiscal 2019. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Duo	$2,025	$(57)	$342	$1,740
Other (one acquisition)	34	3	8	23
Total	$2,059	$(54)	$350	$1,763
On September 28, 2018, we completed our acquisition of privately held Duo Security, Inc. ("Duo"), a leading provider of unified access security and multi-factor authentication delivered through the cloud. Revenue from the Duo acquisition has been included in our Security product category.
The total purchase consideration related to acquisitions completed during the first quarter of fiscal 2019 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $82 million. Total transaction costs related to acquisition and divestiture activities were $10 million and $9 million for the first quarter of fiscal 2019 and fiscal 2018, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations. We recognized a gain of $3 million and $46 million during the first quarter of 2019 and fiscal 2018, respectively, in connection with step acquisitions. The gains were recognized in other income (loss), net in the Consolidated Statement of Operations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The purchase price allocation for acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us may become known to us during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred.
The goodwill generated from acquisitions completed during the first quarter of fiscal 2019 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first quarter of fiscal 2019 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
Divestiture of Service Provider Video Software Solutions On May 1, 2018, we announced a definitive agreement to sell our Service Provider Video Software Solutions ("SPVSS") business. As of October 27, 2018, this business had tangible assets of approximately $165 million (primarily comprised of accounts receivables, inventories and various other current and long-term assets) and net intangible assets and goodwill (based on relative fair value) of $330 million. In addition, the business had total liabilities of approximately $290 million (primarily comprised of deferred revenue and various other current and long-term liabilities). These assets and liabilities were held for sale and were not presented separately as the amounts were not material to the Consolidated Balance Sheet. We closed the sale of this business on October 28, 2018 and the value is preliminary and subject to revision as information is finalized. We expect to have an immaterial financial statement impact from this transaction.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 27, 2018 and during the first quarter of fiscal 2019 (in millions):

	Balance at			Balance at
	July 28, 2018	Acquisitions	Other	October 27, 2018
Americas	$19,998	$1,073	$(53)	$21,018
EMEA	7,529	491	(19)	8,001
APJC	4,179	199	(11)	4,367
Total	$31,706	$1,763	$(83)	$33,386
“Other” in the table above primarily consists of foreign currency translation as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2019 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Duo	5.0	$153	5.0	$94	2.5	$18	$77	$342
Others (one in total)	5.0	8	—	—	—	—	—	8
Total		$161		$94		$18	$77	$350
The following tables present details of our purchased intangible assets (in millions):

October 27, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,847	$(2,013)	$1,834
Customer relationships	1,629	(965)	664
Other	80	(42)	38
Total purchased intangible assets with finite lives	5,556	(3,020)	2,536
In-process research and development, with indefinite lives	180	—	180
Total	$5,736	$(3,020)	$2,716

July 28, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,711	$(1,888)	$1,823
Customer relationships	1,538	(937)	601
Other	63	(38)	25
Total purchased intangible assets with finite lives	5,312	(2,863)	2,449
In-process research and development, with indefinite lives	103	—	103
Total	$5,415	$(2,863)	$2,552
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges related to purchased intangible assets for the first quarter of fiscal 2019 and fiscal 2018, respectively. Impairment charges are primarily a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of our technology and in-process research and development (IPR&D) intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Amortization of purchased intangible assets:
Cost of sales	$151	$154
Operating expenses	34	61
Total	$185	$215
The estimated future amortization expense of purchased intangible assets with finite lives as of October 27, 2018 is as follows (in millions):

Fiscal Year	Amount
2019 (remaining nine months)	$577
2020	$726
2021	$530
2022	$274
2023	$133
Thereafter	$45

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 (the "Fiscal 2018 Plan") in order to realign the organization and enable further investment in key priority areas with estimated pretax charges of approximately $300 million. In the first quarter of fiscal 2019, we expanded the restructuring plan to include an additional $300 million of estimated additional pretax charges. In connection with the Fiscal 2018 Plan, we have incurred cumulative charges of $186 million. These aggregate pretax charges are primarily cash-based and consist of employee severance and other one-time termination benefits, and other associated costs. We expect the Fiscal 2018 Plan to be substantially completed in fiscal 2019.
We announced a restructuring plan in August 2016 (the "Fiscal 2017 Plan"), in order to reinvest in our key priority areas. In connection with the Fiscal 2017 Plan, we incurred cumulative charges of approximately $1.0 billion, which were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. We completed the Fiscal 2017 Plan in fiscal 2018.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2018	$41	$13	$19	$—	$73
Charges	—	—	54	24	78
Cash payments	(10)	(1)	(52)	(1)	(64)
Non-cash items	—	—	—	(23)	(23)
Liability as of October 27, 2018	$31	$12	$21	$—	$64

	FISCAL 2017 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$117
Charges	145	7	152
Cash payments	(79)	(16)	(95)
Non-cash items	—	(6)	(6)
Liability as of October 28, 2017	$140	$28	$168

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 27, 2018	July 28, 2018
Cash and cash equivalents	$8,410	$8,934
Restricted cash included in other current assets	32	32
Restricted cash included in other assets	44	27
Total cash, cash equivalents, and restricted cash	$8,486	$8,993

Inventories:
Raw materials	$421	$423
Work in Process	—	—
Finished goods:
Deferred cost of sales and distributor inventory	116	443
Manufactured finished goods	758	689
Total finished goods	874	1,132
Service-related spares	248	258
Demonstration systems	29	33
Total	$1,572	$1,846

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,707	$4,710
Computer equipment and related software	1,037	1,085
Production, engineering, and other equipment	5,712	5,734
Operating lease assets	475	356
Furniture and fixtures	363	358
Total gross property and equipment	12,294	12,243
Less: accumulated depreciation and amortization	(9,338)	(9,237)
Total	$2,956	$3,006

Deferred revenue:
Service	$11,062	$11,431
Product	5,752	8,254
Total	$16,814	$19,685
Reported as:
Current	$9,637	$11,490
Noncurrent	7,177	8,195
Total	$16,814	$19,685

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Financing Receivables and Operating Leases

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts. Lease receivables represent sales-type and direct-financing leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables generally have terms of up to three years. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.
A summary of our financing receivables is presented as follows (in millions):

October 27, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,511	$4,924	$2,240	$9,675
Residual value	159	—	—	159
Unearned income	(140)	—	—	(140)
Allowance for credit loss	(131)	(60)	(8)	(199)
Total, net	$2,399	$4,864	$2,232	$9,495
Reported as:
Current	$1,143	$2,422	$1,286	$4,851
Noncurrent	1,256	2,442	946	4,644
Total, net	$2,399	$4,864	$2,232	$9,495

July 28, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,688	$4,999	$2,326	$10,013
Residual value	164	—	—	164
Unearned income	(141)	—	—	(141)
Allowance for credit loss	(135)	(60)	(10)	(205)
Total, net	$2,576	$4,939	$2,316	$9,831
Reported as:
Current	$1,249	$2,376	$1,324	$4,949
Noncurrent	1,327	2,563	992	4,882
Total, net	$2,576	$4,939	$2,316	$9,831
Future minimum lease payments to Cisco on lease receivables as of October 27, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining nine months)	$1,105
2020	614
2021	478
2022	231
2023	78
Thereafter	5
Total	$2,511
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of October 27, 2018 and July 28, 2018 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 27, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,238	$1,084	$49	$2,371
Loan receivables	3,122	1,744	58	4,924
Financed service contracts	1,454	768	18	2,240
Total	$5,814	$3,596	$125	$9,535

	INTERNAL CREDIT RISK RATING
July 28, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,294	$1,199	$54	$2,547
Loan receivables	3,184	1,752	63	4,999
Financed service contracts	1,468	835	23	2,326
Total	$5,946	$3,786	$140	$9,872
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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of October 27, 2018 and July 28, 2018 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 27, 2018	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$79	$27	$121	$227	$2,144	$2,371	$5	$5
Loan receivables	123	85	348	556	4,368	4,924	29	29
Financed service contracts	102	147	262	511	1,729	2,240	3	3
Total	$304	$259	$731	$1,294	$8,241	$9,535	$37	$37

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 28, 2018	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$72	$27	$155	$254	$2,293	$2,547	$9	$9
Loan receivables	104	55	252	411	4,588	4,999	30	30
Financed service contracts	138	78	304	520	1,806	2,326	3	3
Total	$314	$160	$711	$1,185	$8,687	$9,872	$42	$42
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $474 million and $503 million as of October 27, 2018 and July 28, 2018, respectively.
As of October 27, 2018, we had financing receivables of $234 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $182 million as of July 28, 2018.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended October 27, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(3)	—	(2)	(5)
Foreign exchange and other	(1)	—	—	(1)
Allowance for credit loss as of October 27, 2018	$131	$60	$8	$199

Three months ended October 28, 2017	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions	(2)	2	(6)	(6)
Foreign exchange and other	—	1	(1)	—
Allowance for credit loss as of October 28, 2017	$160	$106	$23	$289
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
Typically, we also consider receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 27, 2018 and July 28, 2018, are presented under “(b) Credit Quality of Financing Receivables” above.
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	October 27, 2018	July 28, 2018
Operating lease assets	$475	$356
Accumulated depreciation	(333)	(238)
Operating lease assets, net	$142	$118

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Minimum future rentals on noncancelable operating leases as of October 27, 2018 are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining nine months)	$125
2020	108
2021	44
2022	3
Thereafter	1
Total	$281

9.	Available-for-Sale Debt Investments and Equity Investments
The following table summarizes our available-for-sale debt investments and equity investments (in millions):

	October 27, 2018	July 28, 2018
Available-for-sale debt investments	$34,183	$37,009
Marketable equity securities	—	605
Total investments	34,183	37,614
Non-marketable equity securities included in other assets	1,125	978
Equity method investments included in other assets	115	118
Total	$35,423	$38,710

(a)	Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 27, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$5,783	$—	$(29)	$5,754
U.S. government agency securities	434	—	(4)	430
Non-U.S. government and agency securities	153	—	—	153
Corporate debt securities	26,444	33	(446)	26,031
U.S. agency mortgage-backed securities	1,481	—	(60)	1,421
Commercial paper	309	—	—	309
Certificates of deposit	85	—	—	85
Total (1)	$34,689	$33	$(539)	$34,183

July 28, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$7,318	$—	$(43)	$7,275
U.S. government agency securities	732	—	(5)	727
Non-U.S. government and agency securities	209	—	(1)	208
Corporate debt securities	27,765	44	(445)	27,364
U.S. agency mortgage-backed securities	1,488	—	(53)	1,435
Total (1)	$37,512	$44	$(547)	$37,009
(1) Net unsettled investment purchases were $1 million and net unsettled investment sales were $1.5 billion as of October 27, 2018 and July 28, 2018, respectively and were included in other current assets and other current liabilities.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Gross realized gains	$2	$8
Gross realized losses	(8)	(4)
Total	$(6)	$4
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 27, 2018 and July 28, 2018 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 27, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$516	$(3)	$5,231	$(26)	$5,747	$(29)
U.S. government agency securities	4	—	427	(4)	431	(4)
Non-U.S. government and agency securities	—	—	153	—	153	—
Corporate debt securities	13,483	(257)	6,738	(189)	20,221	(446)
U.S. agency mortgage-backed securities	456	(12)	947	(48)	1,403	(60)
Total	$14,459	$(272)	$13,496	$(267)	$27,955	$(539)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,966	$(20)	$4,303	$(23)	$7,269	$(43)
U.S. government agency securities	206	(2)	521	(3)	727	(5)
Non-U.S. government and agency securities	105	(1)	103	—	208	(1)
Corporate debt securities	16,990	(344)	3,511	(101)	20,501	(445)
U.S. agency mortgage-backed securities	826	(24)	581	(29)	1,407	(53)
Total	$21,093	$(391)	$9,019	$(156)	$30,112	$(547)
During the first quarter of fiscal 2019 and fiscal 2018, respectively, we did not recognize any impairment charges on our available-for-sale debt investments. For available-for-sale debt investments that were in an unrealized loss position as of October 27, 2018, we have determined that no other-than-temporary impairments were required to be recognized.
The following table summarizes the maturities of our available-for-sale debt investments as of October 27, 2018 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$12,283	$12,243
After 1 year through 5 years	19,248	18,922
After 5 years through 10 years	1,662	1,581
After 10 years	15	16
Mortgage-backed securities with no single maturity	1,481	1,421
Total	$34,689	$34,183

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(b)	Summary of Equity Investments
We recorded adjustments to the carrying value of our non-marketable equity securities measured using the measurement alternative in the first quarter of fiscal 2019 as follows (in millions):

Three Months Ended
October 27, 2018
Adjustments to non-marketable equity securities measured using the measurement alternative:
Upward adjustments	$10
Downward adjustments, including impairments	(16)
Net downward adjustments	$(6)
Gains and losses recognized on our marketable and non-marketable equity securities for the first quarter of fiscal 2019 are summarized below (in millions):

Three Months Ended
October 27, 2018
Net gains and losses recognized during the period on equity investments	$8
Less: Net gains and losses recognized on equity investments sold	(12)
Unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$(4)

(c)	Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending was $0.5 billion as of each of the first quarters of fiscal 2019 and fiscal 2018, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 27, 2018 and July 28, 2018, we had no outstanding securities lending transactions.

(d)	Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 27, 2018, except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in our Consolidated Financial Statements.
As of October 27, 2018, the carrying value of our non-marketable equity securities was $1.2 billion, of which $670 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, we have additional funding commitments of $204 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these variable interest entities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.	Fair Value
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 27, 2018 FAIR VALUE MEASUREMENTS			JULY 28, 2018 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,332	$—	$6,332	$6,890	$—	$6,890
Commercial paper	—	210	210	—	—	—
Certificates of deposit	—	20	20	—	—	—
Repurchase agreements	—	16	16	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	5,754	5,754	—	7,275	7,275
U.S. government agency securities	—	430	430	—	727	727
Non-U.S. government and agency securities	—	153	153	—	208	208
Corporate debt securities	—	26,031	26,031	—	27,364	27,364
U.S. agency mortgage-backed securities	—	1,421	1,421	—	1,435	1,435
Commercial paper	—	309	309	—	—	—
Certificates of deposit	—	85	85	—	—	—
Equity investments:
Marketable equity securities	—	—	—	605	—	605
Derivative assets	—	6	6	—	2	2
Total	$6,332	$34,435	$40,767	$7,495	$37,011	$44,506
Liabilities:
Derivative liabilities	$—	$91	$91	$—	$74	$74
Total	$—	$91	$91	$—	$74	$74
Level 1 marketable equity securities are determined by using quoted prices in active markets for identical assets. Level 2 available-for-sale debt investments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. We use such pricing data as the primary input to make our assessments and determinations as to the ultimate valuation of our investment portfolio and have not made, during the periods presented, any material adjustments to such inputs. We are ultimately responsible for the financial statements and underlying estimates. Our derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented.

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents gains and losses on assets that were measured at fair value on a nonrecurring basis (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED
	October 27, 2018	October 28, 2017
Non-marketable equity securities	$(6)	$(21)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

These assets were measured at fair value due to events or circumstances we identified as having significant impact on their fair value during the respective periods. The carrying value of our non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or impairment. These securities are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
(d) Other Fair Value Disclosures
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of October 27, 2018 and July 28, 2018 was $3.4 billion and $3.6 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 27, 2018, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 27, 2018, the fair value of our senior notes and other long-term debt was $26.2 billion with a carrying amount of $25.6 billion. This compares to a fair value of $26.4 billion and a carrying amount of $25.6 billion as of July 28, 2018. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

11.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 27, 2018		July 28, 2018
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$7,241	3.06%	$5,238	3.46%
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of October 27, 2018 and July 28, 2018.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 27, 2018		July 28, 2018
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.50%	March 1, 2019	$500	2.88%	$500	2.86%
Three-month LIBOR plus 0.34%	September 20, 2019	500	2.72%	500	2.71%
Fixed-rate notes:
4.95%	February 15, 2019	2,000	5.22%	2,000	5.17%
1.60%	February 28, 2019	1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019	1,750	2.87%	1,750	2.71%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	4.68%	2,500	4.52%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	3.05%	500	2.86%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	3.32%	500	3.11%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	3.17%	1,000	2.98%
3.50%	June 15, 2025	500	3.48%	500	3.27%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		25,750		25,750
Unaccreted discount/issuance costs		(112)		(116)
Hedge accounting fair value adjustments		(74)		(65)
Total		$25,564		$25,569

Reported as:
Current portion of long-term debt		$7,241		$5,238
Long-term debt		18,323		20,331
Total		$25,564		$25,569
We entered into interest rate swaps in prior periods with an aggregate notional amount of $6.75 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate ("LIBOR"). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 12.
Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 27, 2018, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 27, 2018, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining nine months)	$5,250
2020	6,000
2021	3,000
2022	2,500
2023	500
Thereafter	8,500
Total	$25,750

(c)	Credit Facility
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
This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 27, 2018, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under this credit facility.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

12.	Derivative Instruments

(a)	Summary of Derivative Instruments
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 27, 2018	July 28, 2018	Balance Sheet Line Item	October 27, 2018	July 28, 2018
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$4	$1	Other current liabilities	$6	$—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	7	10
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	74	62
Total		4	1		87	72
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	1	Other current liabilities	4	2
Total return swaps—deferred compensation	Other current assets	1	—	Other current liabilities	—	—
Total		2	1		4	2
Total		$6	$2		$91	$74
The effects of our cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	October 27, 2018	October 28, 2017	Line Item in Statements of Operations	October 27, 2018	October 28, 2017
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(4)	$8	Revenue — service	$1	$—
			Operating expenses	(1)	10
			Cost of sales — service	—	3
Total	$(4)	$8		$—	$13

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$4	$(5)	Other income (loss), net	$—	$—
As of October 27, 2018, we estimate that approximately $3 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Interest rate derivatives	Interest expense	$(9)	$(46)	$9	$46
Equity derivatives	Other income (loss), net	—	(14)	—	14
Total		$(9)	$(60)	$9	$60
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 27, 2018	October 28, 2017
Foreign currency derivatives	Other income (loss), net	$(27)	$7
Total return swaps—deferred compensation	Operating expenses	(24)	15
	Cost of sales — product	(1)	—
	Cost of sales — service	(1)	1
	Other income (loss), net	(4)	(2)
Equity derivatives	Other income (loss), net	1	1
Total		$(56)	$22
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 27, 2018	July 28, 2018
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$796	$147
Interest rate derivatives	6,750	6,750
Net investment hedging instruments	246	250
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,170	2,298
Total return swaps—deferred compensation	564	566
Total	$10,526	$10,011

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
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

	October 27, 2018
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$6	$—	$6	$(5)	$—	$1
Derivatives liabilities	$91	$—	$91	$(5)	$(70)	$16

	July 28, 2018
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$2	$—	$2	$(2)	$—	$—
Derivatives liabilities	$74	$—	$74	$(2)	$(53)	$19

(c)	Foreign Currency Exchange Risk
We conduct business globally in numerous currencies. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. We do not enter into such contracts for speculative purposes.
We hedge forecasted foreign currency transactions related to certain revenues, operating expenses and service cost of sales with currency options and forward contracts. These currency options and forward contracts, designated as cash flow hedges, generally have maturities of less than 24 months. We assess effectiveness based on changes in total fair value of the derivatives. The effective portion of the derivative instrument’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion, if any, of the gain or loss is reported in earnings immediately. During the periods presented, we did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
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
Interest Rate Derivatives, Investments   Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of October 27, 2018 and July 28, 2018, we did not have any outstanding interest rate derivatives related to our available-for-sale debt investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the first quarter of fiscal 2019, we did not enter into any interest rate swaps. In prior fiscal years, we entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other current liabilities and other long-term liabilities.

(e)	Equity Price Risk
We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. The marketable equity securities in our portfolio are subject to price risk. To manage our exposure to changes in the fair value of certain equity securities, we have periodically entered into equity derivatives that are designated as fair value hedges. The changes in the value of the hedging instruments are included in other income (loss), net, and offset the change in the fair value of the underlying hedged investment. In addition, we periodically enter into equity derivatives that are not designated as accounting hedges. The changes in the fair value of these derivatives are also included in other income (loss), net.
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

13.	Commitments and Contingencies

(a)	Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of October 27, 2018 are as follows (in millions):

Fiscal Year	Amount
2019 (remaining nine months)	$312
2020	323
2021	220
2022	152
2023	102
Thereafter	116
Total	$1,225

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	October 27, 2018	July 28, 2018
Less than 1 year	$5,500	$5,407
1 to 3 years	704	710
3 to 5 years	270	360
Total	$6,474	$6,477
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 27, 2018 and July 28, 2018, the liability for these purchase commitments was $150 million and $159 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Compensation expense related to acquisitions	$109	$42
As of October 27, 2018, we estimated that future cash compensation expense of up to $585 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $378 million and $223 million as of October 27, 2018 and July 28, 2018, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Balance at beginning of period	$359	$407
Provisions for warranties issued	156	148
Adjustments for pre-existing warranties	(3)	(12)
Settlements	(145)	(149)
Balance at end of period	$367	$394
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.2 billion and $6.7 billion for the first quarter of fiscal 2019 and fiscal 2018, respectively. The balance of the channel partner financing subject to guarantees was $931 million and $953 million as of October 27, 2018 and July 28, 2018, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $3 million and $14 million for the first quarter of fiscal 2019 and fiscal 2018, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 27, 2018 and July 28, 2018, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 27, 2018	July 28, 2018
Maximum potential future payments relating to financing guarantees:
Channel partner	$307	$277
End user	28	31
Total	$335	$308
Deferred revenue associated with financing guarantees:
Channel partner	$(72)	$(94)
End user	(26)	(28)
Total	$(98)	$(122)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$237	$186
Other Guarantees Our other guarantee arrangements as of October 27, 2018 and July 28, 2018 that were subject to recognition and disclosure requirements were not material.

(f)	Indemnifications
In the normal course of business, we indemnify other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim.
We have been asked to indemnify Time Warner Cable (“TWC”) for patent infringement claims asserted against it by Sprint Communications Company, L.P. (“Sprint”) in federal court in Kansas. Sprint alleges that TWC infringed certain Sprint patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Sprint seeks monetary damages. Following a trial on March 3, 2017, a jury in Kansas found that TWC willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied TWC's post-trial motions. TWC has appealed to the U.S. Court of Appeals for the Federal Circuit. We believe that TWC continues to have strong non-infringement and invalidity defenses and arguments and/or that Sprint’s damages claims are inconsistent with prevailing law. Due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of the TWC litigation at this time. Should Sprint prevail in litigation, or TWC agree to a settlement, we, in accordance with our agreements, may have an obligation to indemnify TWC for damages, mediation awards, or settlement amounts arising from its use of our products. At this time, we do not anticipate that our obligations regarding the final outcome would be material.
During the first quarter of fiscal 2018, we recorded legal and indemnification settlement charges of $122 million to product cost of sales related to these and other matters.
In addition, we have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

(g)	Legal Proceedings
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $221 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of October 27, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Arista Networks, Inc. As reported in our Form 10-K for the fiscal year ended July 28, 2018 we received a payment of $400 million from Arista Networks, Inc. ("Arista") in connection with the settlement of litigation. The payment was recognized in general and administrative expenses in our first quarter of fiscal 2019.
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas. Oyster alleges that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster seeks monetary damages. Oyster filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the court consolidated the cases alleging infringement of the ‘327 Patent. Oyster's cases against some of the defendants were resolved. The court vacated the November 4, 2018 trial date set for Oyster's claims against Cisco and one other remaining defendant, pending resolution of Oyster's appeal of the court's summary judgment ruling dismissing certain of Oyster's claims. While we believe that we have strong non-infringement arguments and that the patent is invalid, if we do not prevail in the District Court, we believe damages ultimately assessed would not be material. Due to uncertainty surrounding patent litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. However, we do not anticipate that any final outcome of the dispute would be material.

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

14.	Shareholders’ Equity

(a)	Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.33 and $0.29 per common share, or $1.5 billion and $1.4 billion, on our outstanding common stock for the first quarter of fiscal 2019 and fiscal 2018, respectively.
Any future dividends will be subject to the approval of our Board of Directors.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. As of October 27, 2018, the remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $14.0 billion, with no termination date. A summary of the stock repurchase activity for fiscal year 2018 and 2017 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2019
October 27, 2018	109	$46.01	$5,026

Fiscal 2018
July 28, 2018	138	$43.58	$6,015
April 28, 2018	140	$42.83	$6,015
January 27, 2018	103	$39.07	$4,011
October 28, 2017	51	$31.80	$1,620
There were $130 million and $180 million of stock repurchases that were pending settlement as of October 27, 2018 and July 28, 2018, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to shareholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.

(c)	Restricted Stock Unit Withholdings
We repurchased approximately 7 million and 11 million shares, or $318 million and $342 million, of common stock in settlement of employee tax withholding obligations due upon the vesting of restricted stock or stock units for each of the first quarter of fiscal 2019 and fiscal 2018, respectively.
(d) Preferred Stock
Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 27, 2018, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    As of October 27, 2018, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by Cisco from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
We have an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 621 million shares of our common stock have been reserved for issuance as of October 27, 2018. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of our stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period.  The Purchase Plan is scheduled to terminate on January 3, 2020. No shares were issued under the Purchase Plan during each of the first quarter of fiscal 2019 and fiscal 2018. As of October 27, 2018, 78 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Cost of sales—product	$23	$23
Cost of sales—service	33	34
Share-based compensation expense in cost of sales	56	57
Research and development	130	136
Sales and marketing	137	135
General and administrative	62	64
Restructuring and other charges	23	6
Share-based compensation expense in operating expenses	352	341
Total share-based compensation expense	$408	$398
Income tax benefit for share-based compensation	$165	$175
As of October 27, 2018, the total compensation cost related to unvested share-based awards not yet recognized was $3.0 billion which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 29, 2017	272
Restricted stock, stock units, and other share-based awards granted	(70)
Share-based awards canceled/forfeited/expired	18
Shares withheld for taxes and not issued	25
BALANCE AT JULY 28, 2018	245
Restricted stock, stock units, and other share-based awards granted	(12)
Share-based awards canceled/forfeited/expired	5
Shares withheld for taxes and not issued	9
Other	1
BALANCE AT OCTOBER 27, 2018	248
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 29, 2017	141	$26.94
Granted	46	35.62
Assumed from acquisitions	1	28.26
Vested	(53)	26.02	$1,909
Canceled/forfeited/other	(16)	28.37
UNVESTED BALANCE AT JULY 28, 2018	119	30.56
Granted	8	45.05
Vested	(19)	25.92	$883
Canceled/forfeited/other	(4)	30.33
UNVESTED BALANCE AT OCTOBER 27, 2018	104	$32.48

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 29, 2017	12	$6.15
Assumed from acquisitions	3	8.20
Exercised	(8)	5.77
Canceled/forfeited/expired	(1)	8.75
BALANCE AT JULY 28, 2018	6	7.18
Exercised	(1)	6.50
BALANCE AT OCTOBER 27, 2018	5	$7.29
The following table summarizes significant ranges of outstanding and exercisable stock options as of October 27, 2018 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 35.00	5	5.8	$7.29	$195	4	$7.06	$140
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $44.25 as of October 26, 2018. The total number of in-the-money stock options exercisable as of October 27, 2018 was 4 million. As of July 28, 2018, 4 million outstanding stock options were exercisable and the weighted-average exercise price was $6.84.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(g)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and performance-based restricted stock units ("PRSUs") that are based on our financial performance metrics or non-financial operating goals are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, we estimated the fair value of the total shareholder return ("TSR") component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Number of shares granted (in millions)	6	7	2	3
Grant date fair value per share	$44.32	$29.81	$47.00	$31.31
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	3.6%	2.8%	3.6%
Range of risk-free interest rates	2.1% – 2.9%	1.0% – 1.9%	2.1% – 3.0%	1.0%-1.6%
Range of expected volatilities for index	N/A	N/A	13.0% – 65.2%	13.2%-81.0%
The PRSUs granted during the periods presented are contingent on the achievement of our financial performance metrics, our comparative market-based returns, or the achievement of financial and non-financial operating goals. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on our TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of our financial performance metrics or our comparative market-based returns and 0% to 100% of the target shares granted contingent on the achievement of non-financial operating goals.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the first quarter of fiscal 2019 and fiscal 2018 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(8)	(4)	(207)	(219)
(Gains) losses reclassified out of AOCI	6	—	(1)	5
Tax benefit (expense)	13	1	(1)	13
Total change for the period	11	(3)	(209)	(201)
Effect of adoption of accounting standards	(168)	—	—	(168)
BALANCE AT OCTOBER 27, 2018	$(467)	$(14)	$(737)	$(1,218)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	18	8	18	44
(Gains) losses reclassified out of AOCI	(33)	(13)	1	(45)
Tax benefit (expense)	(13)	1	(2)	(14)
Total change for the period	(28)	(4)	17	(15)
BALANCE AT OCTOBER 28, 2017	$345	$28	$(342)	$31

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$(6)	$33	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(1)	10	Operating expenses
Foreign currency derivatives	1	—	Revenue—service
Foreign currency derivatives	—	3	Cost of sales—service
	—	13
Cumulative translation adjustment and actuarial gains and losses	—	(1)	Operating expenses
Cumulative translation adjustment and actuarial gains and losses	1	—	Other income (loss), net
Total amounts reclassified out of AOCI	$(5)	$45

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017
Income before provision for income taxes	$3,909	$2,962
Provision for income taxes	$360	$568
Effective tax rate	9.2%	19.2%
The effective tax rate for the first quarter of fiscal 2019 includes a $152 million tax benefit relating to indirect effects from the adoption of ASC 606 at the beginning of our first quarter of fiscal 2019.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The enactment of the Tax Act resulted in us recording a provisional tax expense of $10.4 billion in fiscal 2018.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when a company does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the above provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We have determined that the $8.1 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $1.1 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates as of October 27, 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries. The provisional tax expense related to the U.S. transition tax on accumulated earnings in foreign subsidiaries includes an $863 million benefit related to the U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment.
The Tax Act includes a Global Intangible Low-Taxed Income ("GILTI") provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat tax on GILTI as a current period cost included in tax expense in the year incurred.
As of October 27, 2018, we had $1.9 billion of unrecognized tax benefit, of which $1.7 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at October 27, 2018 could be reduced by approximately $200 million in the next 12 months.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
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
Summarized financial information by segment for the first quarter of fiscal 2019 and fiscal 2018, based on our internal management system and as utilized by our Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Revenue:
Americas	$7,751	$7,350
EMEA	3,224	2,909
APJC	2,096	1,877
Total	$13,072	$12,136
Gross margin:
Americas	$5,070	$4,722
EMEA	2,070	1,839
APJC	1,200	1,165
Segment total	8,341	7,726
Unallocated corporate items	(195)	(299)
Total	$8,146	$7,427
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.9 billion and $6.5 billion for the first quarter of fiscal 2019 and fiscal 2018, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Revenue:
Infrastructure Platforms	$7,642	$6,980
Applications	1,419	1,203
Security	651	585
Other Products	178	286
Total Product	9,890	9,054
Services	3,182	3,082
Total	$13,072	$12,136

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Additional Segment Information
The majority of our assets was attributable to our U.S. operations as of each of October 27, 2018 and July 28, 2018.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 27, 2018	July 28, 2018
Property and equipment, net:
United States	$2,421	$2,487
International	535	519
Total	$2,956	$3,006

19.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 27, 2018	October 28, 2017
Net income	$3,549	$2,394
Weighted-average shares—basic	4,565	4,959
Effect of dilutive potential common shares	49	35
Weighted-average shares—diluted	4,614	4,994
Net income per share—basic	$0.78	$0.48
Net income per share—diluted	$0.77	$0.48
Antidilutive employee share-based awards, excluded	9	15
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance
Revenue	$13,072	$12,136	8%
Gross margin percentage	62.3%	61.2%	1.1	pts
Research and development	$1,608	$1,567	3%
Sales and marketing	$2,410	$2,334	3%
General and administrative	$211	$557	(62)%
Total research and development, sales and marketing, general and administrative	$4,229	$4,458	(5)%
Total as a percentage of revenue	32.4%	36.7%	(4.3)	pts
Amortization of purchased intangible assets included in operating expenses	$34	$61	(44)%
Restructuring and other charges included in operating expenses	$78	$152	(49)%
Operating income as a percentage of revenue	29.1%	22.7%	6.4	pts
Income tax percentage	9.2%	19.2%	(10.0)	pts
Net income	$3,549	$2,394	48%
Net income as a percentage of revenue	27.1%	19.7%	7.4	pts
Earnings per share—diluted	$0.77	$0.48	60%
We adopted ASC 606 in the first quarter of fiscal 2019 using the modified retrospective method. See Note 2 to the Consolidated Financial Statements for impact of this adoption on our operating results for the first quarter of fiscal 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
In the first quarter of fiscal 2019, we saw broad-based growth across the business and delivered solid revenue growth, margins and operating cash flow. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. Our product revenue reflected solid growth in Infrastructure Platforms, Applications and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. Notwithstanding the first quarter fiscal 2019 results, we continue to operate in a challenging and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 8% compared with the first quarter of fiscal 2018. Within total revenue, product revenue increased by 9% and service revenue increased by 3%. Total gross margin increased by 1.1 percentage points, driven primarily by productivity improvements and the $122 million legal and indemnification settlement charge recorded in the first quarter of fiscal 2018, partially offset by unfavorable impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 4.3 percentage points primarily due to lower general and administrative expenses. General and administrative expenses decreased due to a benefit from the $400 million litigation settlement with Arista. Operating income as a percentage of revenue increased by 6.4 percentage points. The effective tax rate decreased 10.0 percentage points. Diluted earnings per share increased by 60%, driven by a 48% increase in net income and a decrease in diluted share count of 380 million shares.
In terms of our geographic segments, revenue from the Americas increased $401 million, EMEA revenue increased by $315 million, and revenue in our APJC segment increased by $219 million. These increases reflect broad strength across several countries within these segments. The “BRICM” countries experienced product revenue growth of 24% in the aggregate, driven by increased product revenue in the emerging countries of Mexico, India, Russia and Brazil of 64%, 55%, 23% and 1%, respectively, while product revenue in China was flat.
From a customer market standpoint, we experienced solid product revenue growth in the enterprise and service provider markets and, to a lesser extent, in the public sector and commercial markets.
From a product category perspective, we saw broad-based growth across the portfolio. The product revenue increase of 9% was driven by a 9% product revenue increase in Infrastructure Platforms and solid product revenue growth in Applications and Security, which grew by 18% and 11% respectively.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 28, 2018.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2019 (in millions):

	October 27, 2018	July 28, 2018
Cash and cash equivalents and investments	$42,593	$46,548
Deferred revenue	$16,814	$19,685
Inventories	$1,572	$1,846

	Three Months Ended
	October 27, 2018	October 28, 2017
Cash provided by operating activities	$3,763	$3,080
Repurchases of common stock—stock repurchase program	$5,026	$1,620
Dividends	$1,500	$1,436

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 28, 2018, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
Revenue Recognition
In May 2014, the FASB issued ASC 606, Revenue from Contracts with Customers, a new accounting standard related to revenue recognition. ASC 606 supersedes nearly all U.S. GAAP on revenue recognition and eliminated industry-specific guidance. The underlying principle of ASC 606 is to recognize revenue when a customer obtains control of promised goods or services at an amount that reflects the consideration that is expected to be received in exchange for those goods or services.
ASC 606 allowed two methods of adoption: i) retrospectively to each prior period presented (“full retrospective method”), or ii) retrospectively with the cumulative effect recognized in retained earnings as of the date of adoption (“modified retrospective method”). At the beginning of our first quarter of fiscal 2019, we adopted ASC 606 using the modified retrospective method to those contracts that were not completed as of July 28, 2018.
ASC 606 primarily impacted our revenue recognition for software arrangements and sales to two-tier distributors. In both areas, the new standard accelerates the recognition of revenue.
We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, our contracts may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and SaaS as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis.
We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment or once delivery and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. Our hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On our product sales, we record consideration from shipping and handling on a gross basis within net product sales. We record our revenue net of any associated sales taxes.
Revenue is allocated among these performance obligations in a manner that reflects the consideration that we expect to be entitled to for the promised goods or services based on standalone selling prices (SSP). SSP is estimated for each distinct performance obligation and judgment may be required in their determination. The best evidence of SSP is the observable price of a product or service when we sell the goods separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes various rebate, cooperative marketing, and other incentive programs that we offer to our distributors, partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
See Notes 2 and 3 to the Consolidated Financial Statements for more details.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 27, 2018	July 28, 2018
Allowance for doubtful accounts	$130	$129
Percentage of gross accounts receivable	2.8%	2.3%
Allowance for credit loss—lease receivables	$131	$135
Percentage of gross lease receivables(1)	4.9%	4.7%
Allowance for credit loss—loan receivables	$60	$60
Percentage of gross loan receivables	1.2%	1.2%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 27, 2018 and July 28, 2018 was $112 million and $123 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
Our provision for inventory was $6 million and $15 million for the first quarter of fiscal 2019 and 2018, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $18 million and $21 million for the first quarter of fiscal 2019 and 2018, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments.

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
Impairment of Investments
We recognize an impairment charge when the declines in the fair values of our available-for-sale debt investments below their cost basis are judged to be other than temporary. The ultimate value realized on these securities, to the extent unhedged, is subject to market price volatility until they are sold.
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
We hold non-marketable equity and other investments, some of which are in the startup or development stages. As of October 27, 2018, our non-marketable equity and other investments were $1.2 billion, compared with $1.1 billion as of July 28, 2018, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The goodwill recorded in the Consolidated Balance Sheets as of October 27, 2018 and July 28, 2018 was $33.4 billion and $31.7 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2019 and 2018.
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
There were no impairment charges related to purchased intangible assets for the first quarter of fiscal 2019 and 2018. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 9.2% and 19.2% in the first quarter of fiscal 2019 and 2018, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a result of the Tax Act enactment, we recorded a provisional tax expense of $10.4 billion in fiscal 2018.
In December 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118, which addresses how a company recognizes provisional estimates when it does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete its accounting for the effect of the changes in the Tax Act. The measurement period ends when a company has obtained, prepared, and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year. The final impact of the Tax Act may differ from the provisional estimates due to changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, by changes in accounting standard for income taxes and related interpretations in response to the Tax Act, and any updates or changes to estimates used in the provisional amounts. We have determined that the $8.1 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, the $1.2 billion of foreign withholding tax, and the $1.1 billion of tax expense for DTA re-measurement were each provisional amounts and reasonable estimates as of October 27, 2018. Estimates used in the provisional amounts include: the anticipated reversal pattern of the gross DTAs; and earnings, cash positions, foreign taxes and withholding taxes attributable to foreign subsidiaries. The provisional tax expense related to the U.S. transition tax on accumulated earnings in foreign subsidiaries includes an $863 million benefit related to the U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment.

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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,890	$9,054	$836	9%
Percentage of revenue	75.7%	74.6%
Service	3,182	3,082	100	3%
Percentage of revenue	24.3%	25.4%
Total	$13,072	$12,136	$936	8%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,751	$7,350	$401	5%
Percentage of revenue	59.3%	60.5%
EMEA	3,224	2,909	315	11%
Percentage of revenue	24.7%	24.0%
APJC	2,096	1,877	219	12%
Percentage of revenue	16.0%	15.5%
Total	$13,072	$12,136	$936	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Total revenue increased by 8%. Product revenue increased by 9% and service revenue increased by 3%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced 24% product revenue growth, with increases in Mexico, India, Russia and Brazil and product revenue in China being flat.
In addition to the impact of macroeconomic factors, including a reduced IT spending environment and reductions in spending by government entities, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple-element arrangements; the mix of financing arrangements provided to channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment. As has been the case in certain emerging countries from time to time, certain customers require greater levels of financing arrangements, service, and support, and these activities may occur in future periods, which may also impact the timing of the recognition of revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,712	$5,392	$320	6%
Percentage of product revenue	57.8%	59.6%
EMEA	2,527	2,239	288	13%
Percentage of product revenue	25.5%	24.7%
APJC	1,652	1,423	229	16%
Percentage of product revenue	16.7%	15.7%
Total	$9,890	$9,054	$836	9%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Americas
Product revenue in the Americas segment increased by 6%, led by solid growth in the enterprise market and, to a lesser extent, in the commercial, service provider and public sector markets. From a country perspective, product revenue increased by 7% in United States, 22% in Canada, 64% in Mexico and 1% in Brazil.
EMEA
Product revenue in the EMEA segment increased by 13%, with solid growth in the enterprise, service provider and public sector markets. Product revenue in the commercial market in this geographic segment was flat. Product revenue from emerging countries within EMEA increased by 9% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 14%.
APJC
Product revenue in the APJC segment increased by 16%, with solid growth across each of the customer markets in this geographic segment. From a country perspective, product revenue increased by 55% in India and 8% in Japan while product revenue in China was flat.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Groups of Similar Products
In addition to the primary view on a geographic basis, we also prepare financial information related to groups of similar products and customer markets for various purposes. We report our product revenue in the following categories: Infrastructure Platforms, Applications, Security, and Other Products. This aligns our product categories with our evolving business model. Prior period amounts have been reclassified to conform to the current period’s presentation.
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$7,642	$6,980	$662	9%
Applications	1,419	1,203	216	18%
Security	651	585	66	11%
Other Products	178	286	(108)	(38)%
Total	$9,890	$9,054	$836	9%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017

Infrastructure Platforms
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue increased by 9%, or $662 million, with strength across the portfolio. Switching had solid growth, with solid revenue growth in campus switching driven by an increase in sales of our intent-based networking Catalyst 9000 Series, and with revenue growth in data center switching driven by increased revenue from our Nexus 9000 Series. Routing returned to growth driven by growth in the service provider market. We experienced double digit revenue growth from wireless products driven by our Wave 2 offerings as well as Meraki. Our revenue from data center increased driven by higher sales of server products and our hyperconverged data center offering, HyperFlex.
Applications
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and analytics software offerings from Jasper and AppDynamics, respectively. Revenue in our Applications product category increased by 18%, or $216 million, with growth across all of the business. We had solid revenue growth in unified communications, Telepresence and analytics from AppDynamics.
Security
Revenue in our Security product category increased 11%, or $66 million, driven by higher sales of identity and access, advance threat security and unified threat management products.
Other Products
The decrease in revenue from our Other Products category was primarily driven by a decrease in revenue from Service Provider Video Software Solutions (“SPVSS”). On May 1, 2018, we announced a definitive agreement to sell the SPVSS business. We closed the sale on October 28, 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,040	$1,958	$82	4%
Percentage of service revenue	64.1%	63.5%
EMEA	697	670	27	4%
Percentage of service revenue	21.9%	21.8%
APJC	445	454	(9)	(2)%
Percentage of service revenue	14.0%	14.7%
Total	$3,182	$3,082	$100	3%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Service revenue increased 3%, driven by an increase in software and solution support offerings. Service revenue increased in the Americas and EMEA segments, partially offset by decreased revenue in our APJC segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Gross margin:
Product	$6,091	$5,439	61.6%	60.1%
Service	2,055	1,988	64.6%	64.5%
Total	$8,146	$7,427	62.3%	61.2%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2019 as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2018	60.1%
Product pricing	(1.9)%
Mix of products sold	0.3%
Productivity (1)	1.7%
Legal and indemnification settlements	1.4%
Amortization of purchased intangible assets	0.2%
Other	(0.2)%
Fiscal 2019	61.6%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Product gross margin increased by 1.5 percentage points driven by productivity improvements and favorable product mix, partially offset by unfavorable impacts from product pricing. A charge of $122 million to product cost of sales recorded in the first quarter of fiscal 2018 related to legal and indemnification settlements also contributed to the increase.
Productivity improvements were driven by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes, and transformation processes) and continued operational efficiency in manufacturing operations. The increase in product gross margin was also due to a favorable mix of products sold, driven by favorability from the decrease in revenue from SPVSS products. The negative pricing impact, which was lower than the year-over-year impact we experienced in the first quarter of fiscal 2018, was driven by typical market factors and impacted each of our geographic segments and customer markets.
Service Gross Margin
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Our service gross margin percentage increased by 0.1 percentage points due to higher sales volume, partially offset by unfavorable mix and, to a lesser extent, increased headcount-related costs. The mix impacts were due to our lower gross margin advanced services offerings contributing a higher proportion of service revenue for the first quarter of fiscal 2019 compared to the first quarter of fiscal 2018.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Gross margin:
Americas	$5,070	$4,722	65.4%	64.2%
EMEA	2,070	1,839	64.2%	63.2%
APJC	1,200	1,165	57.2%	62.1%
Segment total	8,341	7,726	63.8%	63.7%
Unallocated corporate items (1)	(195)	(299)
Total	$8,146	$7,427	62.3%	61.2%

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
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements, partially offset by unfavorable impacts from pricing.
The gross margin percentage increase in our EMEA segment was due primarily to productivity improvements, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage decreased due primarily to negative impacts from pricing and mix.
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

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars	Variance in Percent
Research and development	$1,608	$1,567	$41	3%
Percentage of revenue	12.3%	12.9%
Sales and marketing	2,410	2,334	76	3%
Percentage of revenue	18.4%	19.2%
General and administrative	211	557	(346)	(62)%
Percentage of revenue	1.6%	4.6%
Total	$4,229	$4,458	$(229)	(5)%
Percentage of revenue	32.4%	36.7%

Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017

R&D Expenses
R&D expenses increased primarily due to increases in headcount-related expenses, discretionary spending and contracted services.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.

Sales and Marketing Expenses
Sales and marketing expenses increased due to higher discretionary spending, higher headcount-related expenses and, to a lesser extent, higher acquisition-related costs.

G&A Expenses
G&A expenses decreased due to a benefit from the $400 million litigation settlement with Arista, partially offset by higher acquisition-related/divestiture costs and higher discretionary spending.

Effect of Foreign Currency
In the first quarter of fiscal 2019, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $50 million, or 1.1%, compared with the first quarter of fiscal 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Cost of sales—product	$23	$23
Cost of sales—service	33	34
Share-based compensation expense in cost of sales	56	57
Research and development	130	136
Sales and marketing	137	135
General and administrative	62	64
Restructuring and other charges	23	6
Share-based compensation expense in operating expenses	352	341
Total share-based compensation expense	$408	$398
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
The increase in share-based compensation expense was due primarily to higher restructuring charges.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Amortization of purchased intangible assets:
Cost of sales	$151	$154
Operating expenses	34	61
Total	$185	$215
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Amortization of purchased intangible assets decreased due to SPVSS purchased intangibles which were held for sale, partially offset by amortization from our recent acquisitions.
Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 in order to realign our organization and enable further investment in key priority areas, with estimated pretax charges of approximately $300 million. In the first quarter of fiscal 2019, we expanded the restructuring plan to include an additional $300 million of estimated additional pretax charges. In connection with this restructuring plan, we incurred charges of $78 million during the first quarter of fiscal 2019 and have incurred cumulative charges of $186 million since inception. We expect this restructuring plan to be substantially completed in fiscal 2019.
We incurred restructuring and other charges of $152 million during the first quarter of fiscal 2018 in connection with the restructuring plan announced in August 2016.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 27, 2018	October 28, 2017
Operating income	$3,805	$2,756
Operating income as a percentage of revenue	29.1%	22.7%
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Operating income increased by 38% and as a percentage of revenue operating income increased by 6.4 percentage points. These increases resulted primarily from: a revenue increase, a gross margin percentage increase (driven primarily by productivity improvements and a charge of $122 million to product cost of sales recorded in the first quarter of fiscal 2018 related to legal and indemnification settlements), a benefit from the $400 million litigation settlement with Arista and lower restructuring and other charges.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars
Interest income	$344	$379	$(35)
Interest expense	(221)	(235)	14
Interest income (expense), net	$123	$144	$(21)
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
Interest income decreased, driven by a decrease in the average balance of available-or-sale debt investments. The decrease in interest expense was driven by a lower average debt balance, partially offset by the impact of higher effective interest rates.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(6)	$4	$(10)
Marketable equity investments	(4)	29	(33)
Non-marketable equity and other investments	4	35	(31)
Net gains (losses) on investments	(6)	68	(74)
Other gains (losses), net	(13)	(6)	(7)
Other income (loss), net	$(19)	$62	$(81)
Three Months Ended October 27, 2018 Compared with Three Months Ended October 28, 2017
The total change in net gains (losses) on available-for-sale debt investments and marketable equity investments was primarily attributable to higher realized losses as a result of market conditions, and the timing of sales of these investments.
The change in net gains (losses) on non-marketable equity and other investments was primarily due to lower realized gains, partially offset by higher unrealized gains and lower impairment charges.
The change in other gains (losses), net was primarily driven by lower gains from customer lease terminations.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 9.2% for the first quarter of fiscal 2019 compared with 19.2% for the first quarter of fiscal 2018, a net 10.0 percentage point decrease for the first quarter of fiscal 2019 as compared with the first quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to a decrease of the U.S. federal tax rate from 35% in the first quarter of fiscal 2018 to 21% in the first quarter of fiscal 2019 as the result of enactment of Tax Act and the recognition of a $152 million tax benefit relating to indirect effects from the adoption of ASC 606 at the beginning of our first quarter of fiscal 2019.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 27, 2018	July 28, 2018	Increase (Decrease)
Cash and cash equivalents	$8,410	$8,934	$(524)
Available-for-sale debt investments	34,183	37,009	(2,826)
Marketable equity securities	—	605	(605)
Total	$42,593	$46,548	$(3,955)
The decrease in cash and cash equivalents and investments in the first quarter of fiscal 2019 was primarily driven by cash returned to shareholders in the form of repurchases of common stock of $5.1 billion under the stock repurchase program and cash dividends of $1.5 billion; net cash paid for acquisitions of $2.0 billion; and capital expenditures of $0.2 billion. These uses of cash were partially offset by cash provided by operating activities of $3.8 billion and timing of settlements of investments and other of $1.4 billion.
We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our available-for-sale debt investment portfolio consisting primarily of high quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and payment of dividends as discussed below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 27, 2018	October 28, 2017
Net cash provided by operating activities	$3,763	$3,080
Acquisition of property and equipment	(212)	(168)
Free cash flow	$3,551	$2,912

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2019
October 27, 2018	$0.33	$1,500	109	$46.01	$5,026	$6,526

Fiscal 2018
July 28, 2018	$0.33	$1,535	138	$43.58	$6,015	$7,550
April 28, 2018	$0.33	$1,572	140	$42.83	$6,015	$7,587
January 27, 2018	$0.29	$1,425	103	$39.07	$4,011	$5,436
October 28, 2017	$0.29	$1,436	51	$31.80	$1,620	$3,056

Any future dividends are subject to the approval of our Board of Directors.
On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $14.0 billion, with no termination date. We expect to utilize this remaining authorized amount for stock repurchases over the next 9 to 15 months.
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
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	October 27, 2018	July 28, 2018	Increase (Decrease)
Accounts receivable, net	$4,536	$5,554	$(1,018)
Our accounts receivable net, as of October 27, 2018 decreased by approximately 18%, as compared with the end of fiscal 2018, primarily due to the amount and timing of service billings, and also due to product billings being more linear in the first quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	October 27, 2018	July 28, 2018	Increase (Decrease)
Inventories	$1,572	$1,846	$(274)
Inventory as of October 27, 2018 decreased by 15% from our inventory balance at the end of fiscal 2018. The decrease in inventory was due primarily to lower deferred cost of sales related to the adoption of ASC 606 in the beginning of our first quarter of fiscal 2019.
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

Commitments by Period	October 27, 2018	July 28, 2018
Less than 1 year	$5,500	$5,407
1 to 3 years	704	710
3 to 5 years	270	360
Total	$6,474	$6,477
Purchase commitments with contract manufacturers and suppliers was flat compared to the end of fiscal 2018. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 3% compared with the end of fiscal 2018.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 27, 2018	July 28, 2018	Increase (Decrease)
Lease receivables, net	$2,399	$2,576	$(177)
Loan receivables, net	4,864	4,939	(75)
Financed service contracts, net	2,232	2,316	(84)
Total, net	$9,495	$9,831	$(336)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type and direct-financing leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 3%. We expect to continue to expand the use of our financing programs in the near term.

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
The volume of channel partner financing was $7.2 billion and $6.7 billion for the first quarter of fiscal 2019 and 2018, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $931 million and $953 million as of October 27, 2018 and July 28, 2018, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 27, 2018, the total maximum potential future payments related to these guarantees was approximately $335 million, of which approximately $98 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 27, 2018	July 28, 2018
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.50%	March 1, 2019	$500	$500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
4.95%	February 15, 2019	2,000	2,000
1.60%	February 28, 2019	1,000	1,000
2.125%	March 1, 2019	1,750	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$25,750	$25,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 27, 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of October 27, 2018 and July 28, 2018.
Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 27, 2018, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 27, 2018	July 28, 2018	Increase (Decrease)
Service	$11,062	$11,431	$(369)
Product	5,752	8,254	(2,502)
Total	$16,814	$19,685	$(2,871)
Reported as:
Current	$9,637	$11,490	$(1,853)
Noncurrent	7,177	8,195	(1,018)
Total	$16,814	$19,685	$(2,871)
Deferred revenue decreased primarily due to the adoption of ASC 606 in the beginning of our first quarter of fiscal 2019. Of the total deferred revenue decrease related to ASC 606 of $2.8 billion, $2.6 billion relates to deferred product revenue and $0.2 billion relates to deferred service revenue. Of the adjustment to deferred product revenue, $1.3 billion relates to our recurring software and subscription offers, $0.6 billion relates to two-tier distribution, and the remainder relates to non-recurring software and other adjustments.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Belgium, Canada, China, Germany, India, Israel, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of October 27, 2018 were $1.2 billion.
Transition Tax Payable
In connection with the Tax Act, we recorded an income tax payable of $8.1 billion for the U.S. transition tax on accumulated earnings of foreign subsidiaries. Amounts associated with the Tax Act are considered provisional and may be subject to further adjustment during the measurement period. We plan to pay the transition tax in installments over eight years in accordance with the Tax Act. Approximately $0.8 billion is payable in less than one year; $1.3 billion is payable between 1 to 3 years; another $1.3 billion is payable between 3 to 5 years; and the remaining $4.7 billion is payable in more than 5 years. See Note 17 to the Consolidated Financial Statements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 13 to the Consolidated Financial Statements.
Other Funding Commitments We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $378 million as of October 27, 2018, compared with $223 million as of July 28, 2018.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of October 27, 2018 there were no material unconsolidated variable interest entities.
On an ongoing basis, we reassess our non-marketable equity and other investments and customer financings to determine if they are variable interest entities and if we would be regarded as the primary beneficiary pursuant to the applicable accounting guidance. As a result of this ongoing assessment, we may be required to make additional disclosures or consolidate these entities. Because we may not control these entities, we may not have the ability to influence these events.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of October 27, 2018. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 27, 2018. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 27, 2018, our financing receivables had a carrying value of $9.5 billion, compared with $9.8 billion as of July 28, 2018. As of October 27, 2018, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.

Debt As of October 27, 2018, we had $25.8 billion in principal amount of senior notes outstanding, which consisted of $1.0 billion floating-rate notes and $24.8 billion fixed-rate notes. The carrying amount of the senior notes was $25.6 billion, and the related fair value based on market prices was $26.2 billion. As of October 27, 2018, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments, if any, is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. Our equity portfolio consists of securities with characteristics that most closely match the Standard & Poor’s 500 Index or Nasdaq Composite Index. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives designated as hedging instruments. We had no outstanding marketable equity investments as of October 27, 2018.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of October 27, 2018, the total carrying amount of our investments in non-marketable equity and other investments was $1.2 billion, compared with $1.1 billion at July 28, 2018. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 27, 2018		July 28, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$1,735	$(4)	$1,850	$(2)
Sold	$900	$4	$845	$2
Option contracts:
Purchased	$298	$1	$—	$—
Sold	$279	$(6)	$—	$—
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2019, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $50 million, or 1.1%, compared with the first quarter of fiscal 2018. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the first quarter of fiscal 2019, we implemented and modified certain internal controls over financial reporting relating to the adoption and ongoing operation of ASC 606.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our material pending legal proceedings, see Note 13 "Commitments and Contingencies—(g) Legal Proceedings" of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined in certain prior periods on a year-over-year basis and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Although product orders from the service provider market increased in the first quarter of fiscal 2019 and fourth quarter of fiscal 2018, service provider product orders decreased in the first nine months of fiscal 2018 and in fiscal 2017, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
OUR INVENTORY MANAGEMENT RELATING TO OUR SALES TO OUR TWO-TIER DISTRIBUTION CHANNEL IS COMPLEX, AND EXCESS INVENTORY MAY HARM OUR GROSS MARGINS
We must manage our inventory relating to sales to our distributors effectively, because inventory held by them could affect our results of operations. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Our distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.
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

If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 13 to the Consolidated Financial Statements.
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
We initiated a restructuring plan in the third quarter of fiscal 2018 and expanded it in the first quarter of fiscal 2019. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio includes available-for-sale debt investments and equity investments, the values of which are subject to market price volatility to the extent unhedged. Available-for-sale debt investments are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax. If such investments suffer market price declines, as we experienced with some of our investments in the past, we may recognize in earnings the decline in the fair value of our investments below their cost basis when the decline is judged to be other than temporary. Securities classified as marketable equity are recorded on our Consolidated Balance Sheets at fair value with gains or losses recorded to interest and other income (loss), net. Our non-marketable equity and other investments are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. For information regarding the market risks associated with the fair value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”

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
WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected. For additional information regarding our indemnification obligations, see Note 13(f) to the Consolidated Financial Statements contained in this report.
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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $221 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of October 27, 2018. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 13 to the Consolidated Financial Statements, subsection (g) “Legal Proceedings.”
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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

CYBER-ATTACKS, DATA BREACHES OR MALWARE MAY DISRUPT OUR OPERATIONS, HARM OUR OPERATING RESULTS AND FINANCIAL CONDITION, AND DAMAGE OUR REPUTATION, AND CYBER-ATTACKS OR DATA BREACHES ON OUR CUSTOMERS’ NETWORKS, OR IN CLOUD-BASED SERVICES PROVIDED BY OR ENABLED BY US, COULD RESULT IN CLAIMS OF LIABILITY AGAINST US, DAMAGE OUR REPUTATION OR OTHERWISE HARM OUR BUSINESS
Despite our implementation of security measures, the products and services we sell to customers, and our servers, data centers and the cloud-based solutions on which our data, and data of our customers, suppliers and business partners are stored, are vulnerable to cyber-attacks, data breaches, malware, and similar disruptions from unauthorized access or tampering by malicious actors or inadvertent error. Any such event could compromise our products, services, and networks or those of our customers, and the information stored on our systems or those of our customers could be improperly accessed, processed, disclosed, lost or stolen, which could subject us to liability to our customers, suppliers, business partners and others, give rise to legal/regulatory action, and could have a material adverse effect on our business, operating results, and financial condition and may cause damage to our reputation. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and meet with resistance, and may not be successful. Breaches of security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise harm our business.
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
TERRORISM AND OTHER EVENTS MAY HARM OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the first quarter of fiscal 2019, we have senior unsecured notes outstanding in an aggregate principal amount of $25.8 billion that mature at specific dates from calendar year 2019 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of October 27, 2018. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.0 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 29, 2018 to August 25, 2018	36	$43.98	36	$17,436
August 26, 2018 to September 22, 2018	33	$47.28	33	$15,891
September 23, 2018 to October 27, 2018	40	$46.82	40	$14,010
Total	109	$46.01	109
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 14, 2018, our Board of Directors authorized a $25 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $14.0 billion, with no termination date.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 14 to the Consolidated Financial Statements).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Offer Letter, Letter of Transfer and Relocation Payback Agreement by and between Cisco Systems, Inc. and Geraldine Elliott					X
10.2	Offer Letter, Letter of Transfer and Relocation Payback Agreement by and between Cisco Systems, Inc. and Maria Martinez					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 20, 2018	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)