Form 10-Q
period 2019-01-26
CISCO SYSTEMS, INC.
filed 2019-02-19
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 26, 2019

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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 14, 2019: 4,402,027,716
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 26, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 26, 2019	July 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$9,835	$8,934
Investments	30,548	37,614
Accounts receivable, net of allowance for doubtful accounts of $135 at January 26, 2019 and $129 at July 28, 2018	3,745	5,554
Inventories	1,701	1,846
Financing receivables, net	5,057	4,949
Other current assets	2,231	2,940
Total current assets	53,117	61,837
Property and equipment, net	2,931	3,006
Financing receivables, net	4,565	4,882
Goodwill	33,293	31,706
Purchased intangible assets, net	2,270	2,552
Deferred tax assets	4,081	3,219
Other assets	2,205	1,582
TOTAL ASSETS	$102,462	$108,784
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$9,737	$5,238
Accounts payable	1,655	1,904
Income taxes payable	1,110	1,004
Accrued compensation	2,599	2,986
Deferred revenue	9,976	11,490
Other current liabilities	4,402	4,413
Total current liabilities	29,479	27,035
Long-term debt	15,893	20,331
Income taxes payable	7,760	8,585
Deferred revenue	7,285	8,195
Other long-term liabilities	1,256	1,434
Total liabilities	61,673	65,580
Commitments and contingencies (Note 13)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,424 and 4,614 shares issued and outstanding at January 26, 2019 and July 28, 2018, respectively	41,361	42,820
Retained earnings	538	1,233
Accumulated other comprehensive income (loss)	(1,110)	(849)
Total equity	40,789	43,204
TOTAL LIABILITIES AND EQUITY	$102,462	$108,784
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
REVENUE:
Product	$9,273	$8,709	$19,163	$17,763
Service	3,173	3,178	6,355	6,260
Total revenue	12,446	11,887	25,518	24,023
COST OF SALES:
Product	3,614	3,354	7,413	6,969
Service	1,059	1,035	2,186	2,129
Total cost of sales	4,673	4,389	9,599	9,098
GROSS MARGIN	7,773	7,498	15,919	14,925
OPERATING EXPENSES:
Research and development	1,557	1,549	3,165	3,116
Sales and marketing	2,271	2,235	4,681	4,569
General and administrative	509	483	720	1,040
Amortization of purchased intangible assets	39	60	73	121
Restructuring and other charges	186	98	264	250
Total operating expenses	4,562	4,425	8,903	9,096
OPERATING INCOME	3,211	3,073	7,016	5,829
Interest income	328	396	672	775
Interest expense	(223)	(247)	(444)	(482)
Other income (loss), net	27	10	8	72
Interest and other income (loss), net	132	159	236	365
INCOME BEFORE PROVISION FOR INCOME TAXES	3,343	3,232	7,252	6,194
Provision for income taxes	521	12,010	881	12,578
NET INCOME (LOSS)	$2,822	$(8,778)	$6,371	$(6,384)

Net income (loss) per share:
Basic	$0.63	$(1.78)	$1.41	$(1.29)
Diluted	$0.63	$(1.78)	$1.40	$(1.29)
Shares used in per-share calculation:
Basic	4,470	4,924	4,517	4,942
Diluted	4,505	4,924	4,557	4,942
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income (loss)	$2,822	$(8,778)	$6,371	$(6,384)
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(12) and $1 for the second quarter and first six months of fiscal 2019, respectively, and $1 and $(22) for the corresponding periods of fiscal 2018, respectively	82	(191)	87	(196)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(1) for each of the second quarter and first six months of fiscal 2019, respectively, and $15 and $25 for the corresponding periods of fiscal 2018, respectively	4	(43)	10	(66)
	86	(234)	97	(262)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1 and $2 for the second quarter and first six months of fiscal 2019, respectively, and $(2) and $(3) for the corresponding periods of fiscal 2018, respectively	(4)	28	(7)	35
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 for each of the second quarter and first six months of fiscal 2019, respectively, and $2 and $4 for the corresponding periods of fiscal 2018, respectively	(1)	(16)	(1)	(27)
	(5)	12	(8)	8
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $(1) for the second quarter and first six months of fiscal 2019, respectively, and $(4) and $(6) for the corresponding periods of fiscal 2018, respectively	27	274	(182)	291
Other comprehensive income (loss)	108	52	(93)	37
Comprehensive income (loss)	2,930	(8,726)	6,278	(6,347)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Cisco Systems, Inc.	$2,930	$(8,726)	$6,278	$(6,347)
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 26, 2019	January 27, 2018
Cash flows from operating activities:
Net income (loss)	$6,371	$(6,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and other	952	1,112
Share-based compensation expense	792	785
Provision (benefit) for receivables	30	(43)
Deferred income taxes	(257)	1,021
(Gains) losses on divestitures, investments and other, net	(77)	(174)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,613	1,236
Inventories	(203)	(276)
Financing receivables	161	(156)
Other assets	(652)	(15)
Accounts payable	(296)	(338)
Income taxes, net	(830)	10,246
Accrued compensation	(339)	(189)
Deferred revenue	207	237
Other liabilities	88	88
Net cash provided by operating activities	7,560	7,150
Cash flows from investing activities:
Purchases of investments	(677)	(13,954)
Proceeds from sales of investments	3,055	9,111
Proceeds from maturities of investments	6,263	7,365
Acquisitions and divestitures	(1,599)	(727)
Purchases of investments in privately held companies	(68)	(89)
Return of investments in privately held companies	43	124
Acquisition of property and equipment	(473)	(379)
Proceeds from sales of property and equipment	10	51
Other	(12)	(17)
Net cash provided by investing activities	6,542	1,485
Cash flows from financing activities:
Issuances of common stock	312	302
Repurchases of common stock—repurchase program	(10,062)	(5,457)
Shares repurchased for tax withholdings on vesting of restricted stock units	(514)	(433)
Short-term borrowings, original maturities of 90 days or less, net	—	5,095
Issuances of debt	—	6,877
Repayments of debt	—	(6,230)
Dividends paid	(2,970)	(2,861)
Other	18	(22)
Net cash used in financing activities	(13,216)	(2,729)
Net increase in cash, cash equivalents, and restricted cash	886	5,906
Cash, cash equivalents, and restricted cash, beginning of period	8,993	11,773
Cash, cash equivalents, and restricted cash, end of period	$9,879	$17,679

Supplemental cash flow information:
Cash paid for interest	$421	$454
Cash paid for income taxes, net	$1,968	$1,311

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 26, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT OCTOBER 27, 2018	4,517	$41,897	$3,169	$(1,218)	$43,848	$—	$43,848
Net income			2,822		2,822		2,822
Other comprehensive income (loss)				108	108		108
Issuance of common stock	22	304			304		304
Repurchase of common stock	(111)	(1,033)	(3,983)		(5,016)		(5,016)
Shares repurchased for tax withholdings on vesting of restricted stock units	(4)	(196)			(196)		(196)
Cash dividends declared ($0.33 per common share)			(1,470)		(1,470)		(1,470)
Share-based compensation		389			389		389
BALANCE AT JANUARY 26, 2019	4,424	$41,361	$538	$(1,110)	$40,789	$—	$40,789

Six Months Ended January 26, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204	$—	$43,204
Net income			6,371		6,371		6,371
Other comprehensive income (loss)				(93)	(93)		(93)
Issuance of common stock	41	312			312		312
Repurchase of common stock	(220)	(2,049)	(7,993)		(10,042)		(10,042)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(514)			(514)		(514)
Cash dividends declared ($0.66 per common share)			(2,970)		(2,970)		(2,970)
Effect of adoption of accounting standards			3,897	(168)	3,729		3,729
Share-based compensation		792			792		792
BALANCE AT JANUARY 26, 2019	4,424	$41,361	$538	$(1,110)	$40,789	$—	$40,789

Three Months Ended January 27, 2018	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT OCTOBER 28, 2017	4,951	$44,872	$20,647	$31	$65,550	$—	$65,550
Net loss			(8,778)		(8,778)		(8,778)
Other comprehensive income (loss)				52	52	—	52
Issuance of common stock	22	293			293		293
Repurchase of common stock	(103)	(931)	(3,080)		(4,011)		(4,011)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(91)			(91)		(91)
Cash dividends declared ($0.29 per common share)			(1,425)		(1,425)		(1,425)
Share-based compensation		393			393		393
Purchase acquisitions and other		(1)			(1)		(1)
BALANCE AT JANUARY 27, 2018	4,868	$44,535	$7,364	$83	$51,982	$—	$51,982

Six Months Ended January 27, 2018	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net loss			(6,384)		(6,384)		(6,384)
Other comprehensive income (loss)				37	37		37
Issuance of common stock	52	302			302		302
Repurchase of common stock	(154)	(1,393)	(4,238)		(5,631)		(5,631)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(433)			(433)		(433)
Cash dividends declared ($0.58 per common share)			(2,861)		(2,861)		(2,861)
Effect of adoption of accounting standards			9		9		9
Share-based compensation		785			785		785
Purchase acquisitions and other		21			21		21
BALANCE AT JANUARY 27, 2018	4,868	$44,535	$7,364	$83	$51,982	$—	$51,982

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
We have prepared the accompanying financial data as of January 26, 2019 and for the second quarter and first six months of fiscal 2019 and fiscal 2018, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 28, 2018 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of January 26, 2019; the results of operations and the statements of comprehensive income (loss) for the second quarter and first six months of fiscal 2019 and fiscal 2018; the statements of cash flows for the first six months of fiscal 2019 and fiscal 2018; and the statements of equity for the second quarter and first six months of fiscal 2019 and fiscal 2018, as applicable, have been made. The results of operations for the second quarter and first six months of fiscal 2019 and fiscal 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Restricted Cash in Statement of Cash Flows In November 2016, the FASB issued an accounting standard update that provides guidance on the classification and presentation of changes in restricted cash and cash equivalents in the statement of cash flows. We adopted this accounting standard update beginning in the first quarter of fiscal 2019 using a retrospective transition method to each period presented. The application of this accounting standard update did not have a material impact on our Consolidated Statements of Cash Flows. Prior period information has been retrospectively adjusted due to the adoption of ASU 2016-18, Statement of Cash Flows, Restricted Cash at the beginning of the first quarter of fiscal 2019.
Simplifying the Test for Goodwill Impairment In January 2017, the FASB issued an accounting standard update that removes Step
2 of the goodwill impairment test, which requires the assessment of fair value of individual assets and liabilities of a reporting unit to measure goodwill impairments. Goodwill impairment will now be the amount by which a reporting unit's carrying value exceeds its fair value. We early adopted this accounting standard update beginning in the first quarter of fiscal 2019 on a prospective basis. The application of this accounting standard update did not have any impact on our Consolidated Financial Statements.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impact of ASC 606 Adoption
The application of ASC 606 increased our total revenue by $267 million and $516 million in the second quarter and first six months of fiscal 2019, respectively. The application of ASC 606 did not have a material impact to either our cost of sales or our operating expenses in the second quarter and first six months of fiscal 2019. We recognized a $152 million benefit to our provision for income taxes relating to indirect effects from the adoption of ASC 606 in the first quarter of fiscal 2019. For additional information regarding ASC 606, see Note 3 to the Consolidated Financial Statements.
In connection with the adoption of ASC 606, we recorded a transition adjustment to increase retained earnings by $2.3 billion. See above for the transition impact of ASC 606 by balance sheet line item. As of January 26, 2019, the balance sheet changes attributable to ASC 606 related to accounts receivable, inventories, and deferred revenue were not materially different than the impacts upon adoption. In connection with the adoption of ASC 606, we established contract assets for unbilled receivables. As of January 26, 2019, we had total contract assets of $557 million, of which $241 million was recorded in other current assets and $316 million was recorded in other assets. As of January 26, 2019, we had total capitalized contract acquisition costs of $686 million, of which $380 million was recorded in other current assets and $306 million was recorded in other assets. The adoption of ASC 606 did not have any impact on net cash provided by operating activities.

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

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Revenue:
Infrastructure Platforms	$7,128	$6,710	$14,770	$13,690
Applications	1,465	1,184	2,884	2,387
Security	658	557	1,308	1,142
Other Products	22	258	200	544
Total Product	9,273	8,709	19,163	17,763
Services	3,173	3,178	6,355	6,260
Total (1)	$12,446	$11,887	$25,518	$24,023
Amounts may not sum due to rounding.
(1) During the second quarter of fiscal 2019, we completed the divestiture of the Service Provider Video Software Solutions ("SPVSS") business. Total revenue includes SPVSS business revenue of $0 and $230 million for the second quarter of fiscal 2019 and 2018, respectively, and $168 million and $478 million for the first six months of fiscal 2019 and 2018, respectively.
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
Other Products primarily include our Service Provider Video Software Solutions and cloud and system management products. On May 1, 2018, we announced a definitive agreement to sell the SPVSS business. The sale closed on October 28, 2018. These products include both hardware and software licenses. Our offerings in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control.
In addition to our product offerings, we provide a broad range of service and support options for our customers, including technical support services and advanced services. Technical support services represent the majority of these offerings which are distinct

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Accounts receivable, net was $3.7 billion as of January 26, 2019 compared to $5.6 billion as of July 28, 2018, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of January 26, 2019 and July 29, 2018, our contract assets for these unbilled receivables were $557 million and $122 million, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $17.3 billion as of January 26, 2019 compared to $19.7 billion as of July 28, 2018. In connection with the adoption of ASC 606, we recorded an adjustment to retained earnings to reduce deferred revenue by $2.8 billion. We recognized approximately $2.6 billion and $6.0 billion of revenue during the second quarter and first six months of fiscal 2019, respectively, that was included in the deferred revenue balance at July 29, 2018.

(c)	Remaining Performance Obligations
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of January 26, 2019, the aggregate amount of RPO was $22.5 billion, comprised of $17.3 billion of deferred revenue and $5.2 billion of unbilled contract revenue. We expect approximately 56% of this amount to be recognized as revenue over the next year. Unbilled contract revenue represents non-cancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

(d)	Capitalized Contract Acquisition Costs
In connection with the adoption of ASC 606, we began to capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $686 million and $644 million as of January 26, 2019 and July 29, 2018, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $100 million and $212 million for the second quarter and first six months of fiscal 2019, respectively, and was included in sales and marketing expenses.

4.	Acquisitions and Divestitures
We completed three acquisitions during the first six months of fiscal 2019. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Duo	$2,025	$(57)	$342	$1,740
Others (two in total)	60	3	8	49
Total	$2,085	$(54)	$350	$1,789
On September 28, 2018, we completed our acquisition of privately held Duo Security, Inc. ("Duo"), a leading provider of unified access security and multi-factor authentication delivered through the cloud. Revenue from the Duo acquisition has been included in our Security product category.
The total purchase consideration related to acquisitions completed during the first six months of fiscal 2019 consisted of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $85 million. Total transaction costs related to acquisition and divestiture activities were $11 million and $14 million for the first six months of fiscal 2019 and

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

fiscal 2018, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first six months of fiscal 2019 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2019 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
Divestiture of Service Provider Video Software Solutions On October 28, 2018, we completed the sale of the Service Provider Video Software Solutions business. This business had tangible assets of approximately $160 million (primarily comprised of accounts receivables, inventories and various other current and long-term assets) and net intangible assets and goodwill (based on relative fair value) of $340 million. In addition, the business had total liabilities of approximately $200 million (primarily comprised of deferred revenue and various other current and long-term liabilities). We recognized an immaterial gain from this transaction in the second quarter of fiscal 2019.
We completed two divestitures during the second quarter of fiscal 2018. The financial statement impact of these divestitures was not material for the second quarter and first six months of fiscal 2018.
Acquisition of Luxtera On February 6, 2019, we completed our acquisition of Luxtera, Inc. ("Luxtera"), a semiconductor company, for total consideration of approximately $660 million in cash and assumed equity awards. Revenue from the Luxtera acquisition will be included in our Infrastructure Platforms product category. We expect that most of the purchase price will be allocated to goodwill and purchased intangible assets.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to our reportable segments as of January 26, 2019 and during the first six months of fiscal 2019 (in millions):

	Balance at July 28, 2018	Acquisitions & Divestitures	Other	Balance at January 26, 2019
Americas	$19,998	$1,082	$(79)	$21,001
EMEA	7,529	429	(22)	7,936
APJC	4,179	190	(13)	4,356
Total	$31,706	$1,701	$(114)	$33,293
“Other” in the table above primarily consists of foreign currency translation as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first six months of fiscal 2019 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Duo	5.0	$153	5.0	$94	2.5	$18	$77	$342
Others (two in total)	5.0	8	—	—	—	—	—	8
Total		$161		$94		$18	$77	$350
The following tables present details of our purchased intangible assets (in millions):

January 26, 2019	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,165	$(1,620)	$1,545
Customer relationships	812	(292)	520
Other	55	(30)	25
Total purchased intangible assets with finite lives	4,032	(1,942)	2,090
In-process research and development, with indefinite lives	180	—	180
Total	$4,212	$(1,942)	$2,270

July 28, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,711	$(1,888)	$1,823
Customer relationships	1,538	(937)	601
Other	63	(38)	25
Total purchased intangible assets with finite lives	5,312	(2,863)	2,449
In-process research and development, with indefinite lives	103	—	103
Total	$5,415	$(2,863)	$2,552
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges related to purchased intangible assets for the second quarter and first six months of fiscal 2019 and for the corresponding periods of fiscal 2018. Impairment charges are primarily a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of our technology and in-process research and development (IPR&D) intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Amortization of purchased intangible assets:
Cost of sales	$156	$160	$307	$314
Operating expenses	39	60	73	121
Total	$195	$220	$380	$435
The estimated future amortization expense of purchased intangible assets with finite lives as of January 26, 2019 is as follows (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$382
2020	$726
2021	$530
2022	$274
2023	$133
Thereafter	$45

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 (the "Fiscal 2018 Plan") in order to realign the organization and enable further investment in key priority areas with estimated pretax charges of approximately $600 million. These aggregate pretax charges are primarily cash-based and consist of employee severance and other one-time termination benefits, and other associated costs. In connection with the Fiscal 2018 Plan, we have incurred charges of $186 million and $264 million for the second quarter and first six months of fiscal 2019, respectively, and have incurred cumulative charges of $372 million. We expect the Fiscal 2018 Plan to be substantially completed in fiscal 2019.
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
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2018	$41	$13	$19	$—	$73
Charges	—	(1)	222	43	264
Cash payments	(31)	(3)	(202)	(1)	(237)
Non-cash items	—	—	—	(42)	(42)
Liability as of January 26, 2019	$10	$9	$39	$—	$58

	FISCAL 2017 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$117
Charges	223	27	250
Cash payments	(213)	(27)	(240)
Non-cash items	3	(18)	(15)
Liability as of January 27, 2018	$87	$25	$112

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	January 26, 2019	July 28, 2018
Cash and cash equivalents	$9,835	$8,934
Restricted cash included in other current assets	23	32
Restricted cash included in other assets	21	27
Total cash, cash equivalents, and restricted cash	$9,879	$8,993

Inventories:
Raw materials	$468	$423
Finished goods:
Deferred cost of sales and distributor inventory	74	443
Manufactured finished goods	908	689
Total finished goods	982	1,132
Service-related spares	228	258
Demonstration systems	23	33
Total	$1,701	$1,846

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,731	$4,710
Computer equipment and related software	965	1,085
Production, engineering, and other equipment	5,616	5,734
Operating lease assets	529	356
Furniture and fixtures	369	358
Total gross property and equipment	12,210	12,243
Less: accumulated depreciation and amortization	(9,279)	(9,237)
Total	$2,931	$3,006

Deferred revenue:
Service	$11,246	$11,431
Product	6,015	8,254
Total	$17,261	$19,685
Reported as:
Current	$9,976	$11,490
Noncurrent	7,285	8,195
Total	$17,261	$19,685

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
A summary of our financing receivables is presented as follows (in millions):

January 26, 2019	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,483	$4,926	$2,398	$9,807
Residual value	153	—	—	153
Unearned income	(138)	—	—	(138)
Allowance for credit loss	(127)	(64)	(9)	(200)
Total, net	$2,371	$4,862	$2,389	$9,622
Reported as:
Current	$1,121	$2,502	$1,434	$5,057
Noncurrent	1,250	2,360	955	4,565
Total, net	$2,371	$4,862	$2,389	$9,622

July 28, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,688	$4,999	$2,326	$10,013
Residual value	164	—	—	164
Unearned income	(141)	—	—	(141)
Allowance for credit loss	(135)	(60)	(10)	(205)
Total, net	$2,576	$4,939	$2,316	$9,831
Reported as:
Current	$1,249	$2,376	$1,324	$4,949
Noncurrent	1,327	2,563	992	4,882
Total, net	$2,576	$4,939	$2,316	$9,831
Future minimum lease payments to Cisco on lease receivables as of January 26, 2019 are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$637
2020	855
2021	532
2022	309
2023	126
Thereafter	24
Total	$2,483
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of January 26, 2019 and July 28, 2018 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
January 26, 2019	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,233	$1,066	$46	$2,345
Loan receivables	3,000	1,875	51	4,926
Financed service contracts	1,390	995	13	2,398
Total	$5,623	$3,936	$110	$9,669

	INTERNAL CREDIT RISK RATING
July 28, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,294	$1,199	$54	$2,547
Loan receivables	3,184	1,752	63	4,999
Financed service contracts	1,468	835	23	2,326
Total	$5,946	$3,786	$140	$9,872
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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of January 26, 2019 and July 28, 2018 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 26, 2019	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$79	$34	$152	$265	$2,080	$2,345	$3	$3
Loan receivables	73	39	235	347	4,579	4,926	28	28
Financed service contracts	74	38	280	392	2,006	2,398	2	2
Total	$226	$111	$667	$1,004	$8,665	$9,669	$33	$33

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 28, 2018	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$72	$27	$155	$254	$2,293	$2,547	$9	$9
Loan receivables	104	55	252	411	4,588	4,999	30	30
Financed service contracts	138	78	304	520	1,806	2,326	3	3
Total	$314	$160	$711	$1,185	$8,687	$9,872	$42	$42
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $396 million and $503 million as of January 26, 2019 and July 28, 2018, respectively.
As of January 26, 2019, we had financing receivables of $247 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $182 million as of July 28, 2018.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended January 26, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 27, 2018	$131	$60	$8	$199
Provisions (benefits)	(4)	4	1	1
Allowance for credit loss as of January 26, 2019	$127	$64	$9	$200

Six months ended January 26, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(7)	4	(1)	(4)
Foreign exchange and other	(1)	—	—	(1)
Allowance for credit loss as of January 26, 2019	$127	$64	$9	$200

Three months ended January 27, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 28, 2017	$160	$106	$23	$289
Provisions (benefits)	3	(13)	(10)	(20)
Foreign exchange and other	2	1	—	3
Allowance for credit loss as of January 27, 2018	$165	$94	$13	$272

Six months ended January 27, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions (benefits)	1	(11)	(16)	(26)
Foreign exchange and other	2	2	(1)	3
Allowance for credit loss as of January 27, 2018	$165	$94	$13	$272
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
Typically, we also consider receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of January 26, 2019 and July 28, 2018, are presented under “(b) Credit Quality of Financing Receivables” above.
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	January 26, 2019	July 28, 2018
Operating lease assets	$529	$356
Accumulated depreciation	(370)	(238)
Operating lease assets, net	$159	$118
Minimum future rentals on noncancelable operating leases as of January 26, 2019 are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$81
2020	111
2021	48
2022	5
Total	$245

9.	Available-for-Sale Debt Investments and Equity Investments
The following table summarizes our available-for-sale debt investments and equity investments (in millions):

	January 26, 2019	July 28, 2018
Available-for-sale debt investments	$30,486	$37,009
Marketable equity securities	62	605
Total investments	30,548	37,614
Non-marketable equity securities included in other assets (1)	1,133	978
Equity method investments included in other assets	115	118
Total	$31,796	$38,710
(1) We held equity interests in certain private equity funds of $0.6 billion as of January 26, 2019 which are accounted for under the NAV practical expedient following the adoption of ASU 2016-01, Financial Instruments, in the first quarter of fiscal 2019.

(a)	Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

January 26, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$3,486	$—	$(14)	$3,472
U.S. government agency securities	356	—	(2)	354
Non-U.S. government and agency securities	115	—	—	115
Corporate debt securities	25,103	16	(366)	24,753
U.S. agency mortgage-backed securities	1,475	1	(42)	1,434
Commercial paper	243	—	—	243
Certificates of deposit	115	—	—	115
Total (1)	$30,893	$17	$(424)	$30,486

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 28, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$7,318	$—	$(43)	$7,275
U.S. government agency securities	732	—	(5)	727
Non-U.S. government and agency securities	209	—	(1)	208
Corporate debt securities	27,765	44	(445)	27,364
U.S. agency mortgage-backed securities	1,488	—	(53)	1,435
Total (1)	$37,512	$44	$(547)	$37,009
(1) Net unsettled investment purchases were $4 million and net unsettled investment sales were $1.5 billion as of January 26, 2019 and July 28, 2018, respectively and were included in other current assets and other current liabilities.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Gross realized gains	$1	$6	$3	$14
Gross realized losses	(6)	(102)	(14)	(106)
Total	$(5)	$(96)	$(11)	$(92)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at January 26, 2019 and July 28, 2018 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 26, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$6	$—	$3,437	$(14)	$3,443	$(14)
U.S. government agency securities	—	—	344	(2)	344	(2)
Non-U.S. government and agency securities	—	—	115	—	115	—
Corporate debt securities	5,849	(61)	15,108	(305)	20,957	(366)
U.S. agency mortgage-backed securities	47	—	1,216	(42)	1,263	(42)
Total	$5,902	$(61)	$20,220	$(363)	$26,122	$(424)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,966	$(20)	$4,303	$(23)	$7,269	$(43)
U.S. government agency securities	206	(2)	521	(3)	727	(5)
Non-U.S. government and agency securities	105	(1)	103	—	208	(1)
Corporate debt securities	16,990	(344)	3,511	(101)	20,501	(445)
U.S. agency mortgage-backed securities	826	(24)	581	(29)	1,407	(53)
Total	$21,093	$(391)	$9,019	$(156)	$30,112	$(547)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges related to our available-for-sale debt investments for the second quarter and first six months of fiscal 2019, and for the corresponding periods of fiscal 2018, respectively. For available-for-sale debt investments that were in an unrealized loss position as of January 26, 2019, we have determined that no other-than-temporary impairments were required to be recognized.
The following table summarizes the maturities of our available-for-sale debt investments as of January 26, 2019 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$10,131	$10,104
After 1 year through 5 years	17,704	17,426
After 5 years through 10 years	1,568	1,507
After 10 years	15	15
Mortgage-backed securities with no single maturity	1,475	1,434
Total	$30,893	$30,486
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(b)	Summary of Equity Investments
We recorded adjustments to the carrying value of our non-marketable equity securities measured using the measurement alternative during the second quarter and first six months of fiscal 2019 as follows (in millions):

	Three Months Ended	Six Months Ended
	January 26, 2019	January 26, 2019
Adjustments to non-marketable equity securities measured using the measurement alternative:
Upward adjustments	$14	$24
Downward adjustments, including impairments	(2)	(18)
Net upward adjustments	$12	$6
Gains and losses recognized on our marketable and non-marketable equity securities for the second quarter and first six months of fiscal 2019 are summarized below (in millions):

	Three Months Ended	Six Months Ended
	January 26, 2019	January 26, 2019
Net gains and losses recognized during the period on equity investments	$67	$75
Less: Net gains and losses recognized on equity investments sold	5	(7)
Unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$72	$68

(c)	Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending was $1.2 billion and $0.4 billion for the first six months of fiscal 2019 and fiscal 2018, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 26, 2019 and July 28, 2018, we had no outstanding securities lending transactions.

(d)	Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers may be considered to be variable interest entities. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of January 26, 2019,

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

except as disclosed in Note 1, there were no significant variable interest entities required to be consolidated in our Consolidated Financial Statements.
As of January 26, 2019, the carrying value of investments in privately held companies was $1.25 billion, of which $670 million of such investments are considered to be in variable interest entities which are unconsolidated. In addition, we have additional funding commitments of $192 million related to these investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these variable interest entities.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JANUARY 26, 2019 FAIR VALUE MEASUREMENTS			JULY 28, 2018 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$7,888	$—	$7,888	$6,890	$—	$6,890
Commercial paper	—	99	99	—	—	—
Certificates of deposit	—	25	25	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	3,472	3,472	—	7,275	7,275
U.S. government agency securities	—	354	354	—	727	727
Non-U.S. government and agency securities	—	115	115	—	208	208
Corporate debt securities	—	24,753	24,753	—	27,364	27,364
U.S. agency mortgage-backed securities	—	1,434	1,434	—	1,435	1,435
Commercial paper	—	243	243	—	—	—
Certificates of deposit	—	115	115	—	—	—
Equity investments:
Marketable equity securities	62	—	62	605	—	605
Derivative assets	—	23	23	—	2	2
Total	$7,950	$30,633	$38,583	$7,495	$37,011	$44,506
Liabilities:
Derivative liabilities	$—	$40	$40	$—	$74	$74
Total	$—	$40	$40	$—	$74	$74
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents gains and losses on assets that were measured at fair value on a nonrecurring basis (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED		TOTAL GAINS (LOSSES) FOR THE SIX MONTHS ENDED
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Non-marketable equity securities	$12	$(18)	$6	$(39)
Property held for sale—land and buildings	—	20	—	20
Total gains (losses) for nonrecurring measurements	$12	$2	$6	$(19)
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
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charge as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of property held for sale that was impaired was zero as of January 27, 2018.
(d) Other Fair Value Disclosures
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of January 26, 2019 and July 28, 2018 was $3.3 billion and $3.6 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 26, 2019, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of January 26, 2019, the fair value of our senior notes and other long-term debt was $26.5 billion with a carrying amount of $25.6 billion. This compares to a fair value of $26.4 billion and a carrying amount of $25.6 billion as of July 28, 2018. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

11.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	January 26, 2019		July 28, 2018
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$9,737	3.62%	$5,238	3.46%
We repaid our senior notes due on February 15, 2019 for an aggregate principal amount of $2.0 billion upon maturity.
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of January 26, 2019 and July 28, 2018. As of February 18, 2019, we had approximately $2 billion of commercial paper notes outstanding.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		January 26, 2019		July 28, 2018
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.50%	March 1, 2019	$500	3.30%	$500	2.86%
Three-month LIBOR plus 0.34%	September 20, 2019	500	3.17%	500	2.71%
Fixed-rate notes:
4.95%	February 15, 2019	2,000	5.28%	2,000	5.17%
1.60%	February 28, 2019	1,000	1.67%	1,000	1.67%
2.125%	March 1, 2019	1,750	3.13%	1,750	2.71%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	4.87%	2,500	4.52%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	3.28%	500	2.86%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	3.55%	500	3.11%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	3.40%	1,000	2.98%
3.50%	June 15, 2025	500	3.71%	500	3.27%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		25,750		25,750
Unaccreted discount/issuance costs		(107)		(116)
Hedge accounting fair value adjustments		(13)		(65)
Total		$25,630		$25,569

Reported as:
Current portion of long-term debt		$9,737		$5,238
Long-term debt		15,893		20,331
Total		$25,630		$25,569
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
Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 26, 2019, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of January 26, 2019, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$5,250
2020	6,000
2021	3,000
2022	2,500
2023	500
Thereafter	8,500
Total	$25,750

(c)	Credit Facility
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
This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of January 26, 2019, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under this credit facility.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 26, 2019	July 28, 2018	Balance Sheet Line Item	January 26, 2019	July 28, 2018
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$1	$1	Other current liabilities	$8	$—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	13	10
Interest rate derivatives	Other assets	12	—	Other long-term liabilities	15	62
Total		13	1		36	72
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	10	1	Other current liabilities	4	2
Total		10	1		4	2
Total		$23	$2		$40	$74
The effects of our cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	January 26, 2019	January 27, 2018	Line Item in Statements of Operations	January 26, 2019	January 27, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(6)	$30	Revenue — product	$1	$—
			Revenue — service	1	—
			Cost of sales — service	(1)	4
			Operating expenses	—	14
Total	$(6)	$30		$1	$18

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$(1)	$(12)	Other income (loss), net	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE SIX MONTHS ENDED (EFFECTIVE PORTION)
	January 26, 2019	January 27, 2018	Line Item in Statements of Operations	January 26, 2019	January 27, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$(10)	$38	Revenue — product	$1	$—
			Revenue — service	2	—
			Cost of sales — service	(1)	7
			Operating expenses	(1)	24
Total	$(10)	$38		$1	$31

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$3	$(17)	Other income (loss), net	$—	$—
As of January 26, 2019, we estimate that approximately $9 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Interest rate derivatives	Interest expense	$64	$(63)	$(61)	$63
Equity derivatives	Other income (loss), net	—	(35)	—	35
Total		$64	$(98)	$(61)	$98

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE SIX MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE SIX MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Interest rate derivatives	Interest expense	$55	$(109)	$(52)	$109
Equity derivatives	Other income (loss), net	—	(49)	—	49
Total		$55	$(158)	$(52)	$158
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Foreign currency derivatives	Other income (loss), net	$(1)	$66	$(28)	$73
Total return swaps—deferred compensation	Operating expenses	(9)	39	(33)	54
	Cost of sales — product	—	1	(1)	1
	Cost of sales — service	(1)	1	(2)	2
	Other income (loss), net	(4)	(3)	(8)	(5)
Equity derivatives	Other income (loss), net	—	2	1	3
Total		$(15)	$106	$(71)	$128

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	January 26, 2019	July 28, 2018
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$890	$147
Interest rate derivatives	6,750	6,750
Net investment hedging instruments	299	250
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,643	2,298
Total return swaps—deferred compensation	536	566
Total	$11,118	$10,011

(b)	Offsetting of Derivative Instruments
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

	January 26, 2019
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$23	$—	$23	$(12)	$(11)	$—
Derivatives liabilities	$40	$—	$40	$(12)	$(19)	$9

	July 28, 2018
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$2	$—	$2	$(2)	$—	$—
Derivatives liabilities	$74	$—	$74	$(2)	$(53)	$19

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of January 26, 2019 and July 28, 2018, we did not have any outstanding interest rate derivatives related to our available-for-sale debt investments.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the first six months of fiscal 2019, we did not enter into any interest rate swaps. In prior fiscal years, we entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2019 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other current and long-term liabilities.

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
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, Germany, India, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of January 26, 2019 are as follows (in millions):

Fiscal Year	Amount
2019 (remaining six months)	$214
2020	331
2021	233
2022	163
2023	106
Thereafter	117
Total	$1,164

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
The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	January 26, 2019	July 28, 2018
Less than 1 year	$5,366	$5,407
1 to 3 years	731	710
3 to 5 years	180	360
Total	$6,277	$6,477
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 26, 2019 and July 28, 2018, the liability for these purchase commitments was $148 million and $159 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Compensation expense related to acquisitions	$66	$46	$175	$88
As of January 26, 2019, we estimated that future cash compensation expense of up to $528 million may be required to be recognized pursuant to the applicable business combination agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $357 million and $223 million as of January 26, 2019 and July 28, 2018, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 26, 2019	January 27, 2018
Balance at beginning of period	$359	$407
Provisions for warranties issued	297	287
Adjustments for pre-existing warranties	(5)	(21)
Settlements	(300)	(292)
Acquisitions and divestitures	(2)	—
Balance at end of period	$349	$381
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.3 billion and $6.9 billion for the second quarter of fiscal 2019 and fiscal 2018, respectively, and was $14.5 billion and $13.6 billion for the first six months of fiscal 2019 and fiscal 2018, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.0 billion as of January 26, 2019 and July 28, 2018, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $6 million and $12 million for the second quarter of fiscal 2019 and fiscal 2018, respectively, and was $9 million and $26 million for the first six months of fiscal 2019 and fiscal 2018, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 26, 2019 and July 28, 2018, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 26, 2019	July 28, 2018
Maximum potential future payments relating to financing guarantees:
Channel partner	$338	$277
End user	25	31
Total	$363	$308
Deferred revenue associated with financing guarantees:
Channel partner	$(67)	$(94)
End user	(19)	(28)
Total	$(86)	$(122)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$277	$186
Other Guarantees Our other guarantee arrangements as of January 26, 2019 and July 28, 2018 that were subject to recognition and disclosure requirements were not material.

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
We have been asked to indemnify Time Warner Cable (“TWC”) for patent infringement claims asserted against it by Sprint Communications Company, L.P. (“Sprint”) in federal court in Kansas. Sprint alleges that TWC infringed certain Sprint patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Sprint seeks monetary damages. Following a trial on March 3, 2017, a jury in Kansas found that TWC willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied TWC's post-trial motions. TWC appealed to the U.S. Court of Appeals for the Federal Circuit, and, on November 30, 2018, a panel of the court affirmed the judgment. TWC filed a petition for rehearing en banc on January 29, 2019. Due to the uncertainty surrounding the litigation process, we are unable to reasonably estimate the ultimate outcome of the TWC litigation at this time. Should Sprint prevail in litigation, or TWC agree to a settlement, we, in accordance with our agreements, may have an obligation to indemnify TWC. At this time, we do not anticipate that our obligations regarding the final outcome would be material.
During the first six months of fiscal 2018, we recorded legal and indemnification settlement charges of $127 million to product cost of sales related to prior indemnification matters resolved in fiscal 2018.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $215 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of January 26, 2019. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
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
Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, accusing our 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted our motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against us and cancelling a trial which had been set for March 12, 2018. Straight Path appealed to the U.S. Court of Appeal for the Federal Circuit, and, on January 23, 2019, the court summarily affirmed the finding of non-infringement.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.	Shareholders’ Equity

(a)	Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.33 and $0.29 per common share, or $1.5 billion and $1.4 billion, on our outstanding common stock for the second quarter of fiscal 2019 and fiscal 2018, respectively. We declared and paid cash dividends of $0.66 and $0.58 per common share, or $3.0 billion and $2.9 billion, on our outstanding common stock for the first six months of fiscal 2019 and fiscal 2018, respectively.
On February 13, 2019, our Board of Directors declared a quarterly dividend of $0.35 per common share to be paid on April 24, 2019 to all shareholders of record as of the close of business on April 5, 2019. Any future dividends will be subject to the approval of our Board of Directors.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. On February 13, 2019, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $24 billion with no termination date. A summary of the stock repurchase activity for fiscal 2019 and 2018 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2019
January 26, 2019	111	$45.09	$5,016
October 27, 2018	109	$46.01	$5,026

Fiscal 2018
July 28, 2018	138	$43.58	$6,015
April 28, 2018	140	$42.83	$6,015
January 27, 2018	103	$39.07	$4,011
October 28, 2017	51	$31.80	$1,620
There were $160 million and $180 million of stock repurchases that were pending settlement as of January 26, 2019 and July 28, 2018, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to shareholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings and (ii) a reduction of common stock and additional paid-in capital.
(c) Preferred Stock
Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of January 26, 2019, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    As of January 26, 2019, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by Cisco from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
We have an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 721 million shares of our common stock have been reserved for issuance as of January 26, 2019. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of our stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Purchase Plan are sold pursuant to exercised purchase rights. Under the Purchase Plan, we issued 9 million shares during the second quarter and first six months of fiscal 2019 and 12 million shares during the second quarter and first six months of fiscal 2018. As of January 26, 2019, 169 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Cost of sales—product	$22	$23	$45	$46
Cost of sales—service	31	31	64	65
Share-based compensation expense in cost of sales	53	54	109	111
Research and development	133	134	263	270
Sales and marketing	125	135	262	270
General and administrative	65	64	127	128
Restructuring and other charges	19	12	42	18
Share-based compensation expense in operating expenses	342	345	694	686
Total share-based compensation expense	$395	$399	$803	$797
Income tax benefit for share-based compensation	$126	$96	$291	$271
As of January 26, 2019, the total compensation cost related to unvested share-based awards not yet recognized was $3.2 billion which is expected to be recognized over approximately 2.7 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 29, 2017	272
Restricted stock, stock units, and other share-based awards granted	(70)
Share-based awards canceled/forfeited/expired	18
Shares withheld for taxes and not issued	25
BALANCE AT JULY 28, 2018	245
Restricted stock, stock units, and other share-based awards granted	(37)
Share-based awards canceled/forfeited/expired	12
Shares withheld for taxes and not issued	15
Other	1
BALANCE AT JANUARY 26, 2019	236
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 29, 2017	141	$26.94
Granted	46	35.62
Assumed from acquisitions	1	28.26
Vested	(53)	26.02	$1,909
Canceled/forfeited/other	(16)	28.37
UNVESTED BALANCE AT JULY 28, 2018	119	30.56
Granted	25	44.69
Vested	(31)	27.99	$1,453
Canceled/forfeited/other	(10)	31.20
UNVESTED BALANCE AT JANUARY 26, 2019	103	$34.66

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 29, 2017	12	$6.15
Assumed from acquisitions	3	8.20
Exercised	(8)	5.77
Canceled/forfeited/expired	(1)	8.75
BALANCE AT JULY 28, 2018	6	7.18
Exercised	(2)	6.79
BALANCE AT JANUARY 26, 2019	4	$7.27
The following table summarizes significant ranges of outstanding and exercisable stock options as of January 26, 2019 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 35.00	4	5.3	$7.27	$167	3	$7.11	$130
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $46.13 as of January 25, 2019. The total number of in-the-money stock options exercisable as of January 26, 2019 was 3 million. As of July 28, 2018, 4 million outstanding stock options were exercisable and the weighted-average exercise price was $6.84.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Number of shares granted (in millions)	17	21	—	—
Grant date fair value per share	$44.53	$34.89	N/A	$32.47
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	3.1%	N/A	3.2%
Range of risk-free interest rates	0.0% – 2.8%	0.0% – 2.1%	N/A	1.0%-1.8%
Range of expected volatilities for index	N/A	N/A	N/A	13.2%-81.0%

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Six Months Ended	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Number of shares granted (in millions)	23	28	2	3
Grant date fair value per share	$44.48	$33.50	$47.00	$31.31
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	3.2%	2.8%	3.6%
Range of risk-free interest rates	0.0% – 2.9%	0.0% – 2.1%	2.1% – 3.0%	1.0%-1.8%
Range of expected volatilities for index	N/A	N/A	13.0% – 65.2%	13.2%-81.0%
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
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the first six months of fiscal 2019 and fiscal 2018 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	86	(9)	(184)	(107)
(Gains) losses reclassified out of AOCI	11	(1)	3	13
Tax benefit (expense)	—	2	(1)	1
Total change for the period	97	(8)	(182)	(93)
Effect of adoption of accounting standards	(168)	—	—	(168)
BALANCE AT JANUARY 26, 2019	$(381)	$(19)	$(710)	$(1,110)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(174)	38	292	156
(Gains) losses reclassified out of AOCI	(91)	(31)	5	(117)
Tax benefit (expense)	3	1	(6)	(2)
Total change for the period	(262)	8	291	37
BALANCE AT JANUARY 27, 2018	$111	$40	$(68)	$83

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$(5)	$58	$(11)	$91	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	1	—	1	—	Revenue—product
Foreign currency derivatives	1	—	2	—	Revenue—service
Foreign currency derivatives	(1)	4	(1)	7	Cost of sales—service
Foreign currency derivatives	—	14	(1)	24	Operating expenses
	1	18	1	31
Cumulative translation adjustment and actuarial gains and losses	—	(4)	—	(5)	Operating expenses
Cumulative translation adjustment and actuarial gains and losses	(4)	—	(3)	—	Other income (loss), net
Total amounts reclassified out of AOCI	$(8)	$72	$(13)	$117

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Income before provision for income taxes	$3,343	$3,232	$7,252	$6,194
Provision for income taxes	$521	$12,010	$881	$12,578
Effective tax rate	15.6%	371.6%	12.1%	203.1%
The effective tax rate for the first six months of fiscal 2019 includes a $152 million tax benefit relating to indirect effects from adoption of ASC 606 at the beginning of fiscal 2019.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. The enactment of the Tax Act resulted in us recording a provisional tax expense of $10.4 billion in fiscal 2018. In the second quarter of fiscal 2019, we completed our accounting relating to the Tax Act and recorded an additional $58 million of tax expense. The total tax charge as a result of the Tax Act was $10.5 billion, consisting of $8.2 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, $1.2 billion of foreign withholding tax and $1.1 billion of tax expense for DTA re-measurement. The tax expense related to the U.S. transition tax on accumulated earnings in foreign subsidiaries is net of a $0.9 billion benefit related to U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment.
The Tax Act includes a Global Intangible Low-Taxed Income ("GILTI") provision that imposes U.S. tax on certain foreign subsidiary income in the year it is earned. Our accounting policy is to treat tax on GILTI as a current period cost included in tax expense in the year incurred.
As of January 26, 2019, we had $1.8 billion of unrecognized tax benefit, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at January 26, 2019 could be reduced by approximately $50 million in the next 12 months.

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
Summarized financial information by segment for the second quarter and the first six months of fiscal 2019 and fiscal 2018, based on our internal management system and as utilized by our Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Revenue:
Americas	$7,352	$7,004	$15,103	$14,354
EMEA	3,223	3,062	6,447	5,971
APJC	1,872	1,820	3,968	3,698
Total	$12,446	$11,887	$25,518	$24,023
Gross margin:
Americas	$4,796	$4,614	$9,866	$9,336
EMEA	2,070	1,977	4,141	3,816
APJC	1,109	1,094	2,309	2,259
Segment total	7,975	7,685	16,316	15,411
Unallocated corporate items	(202)	(187)	(397)	(486)
Total	$7,773	$7,498	$15,919	$14,925
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.4 billion and $6.1 billion for the second quarter of fiscal 2019 and fiscal 2018, respectively, and $13.3 billion and $12.6 billion for the first six months of fiscal 2019 and fiscal 2018, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Revenue:
Infrastructure Platforms	$7,128	$6,710	$14,770	$13,690
Applications	1,465	1,184	2,884	2,387
Security	658	557	1,308	1,142
Other Products	22	258	200	544
Total Product	9,273	8,709	19,163	17,763
Services	3,173	3,178	6,355	6,260
Total (1)	$12,446	$11,887	$25,518	$24,023
(1) Includes SPVSS business revenue of $0 and $230 million for the second quarter of fiscal 2019 and 2018, respectively, and $168 million and $478 million for the first six months of fiscal 2019 and fiscal 2018, respectively.

(c)	Additional Segment Information
The majority of our assets was attributable to our U.S. operations as of each of January 26, 2019 and July 28, 2018.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	January 26, 2019	July 28, 2018
Property and equipment, net:
United States	$2,394	$2,487
International	537	519
Total	$2,931	$3,006

19.	Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net income (loss)	$2,822	$(8,778)	$6,371	$(6,384)
Weighted-average shares—basic	4,470	4,924	4,517	4,942
Effect of dilutive potential common shares	35	—	40	—
Weighted-average shares—diluted	4,505	4,924	4,557	4,942
Net income (loss) per share—basic	$0.63	$(1.78)	$1.41	$(1.29)
Net income (loss) per share—diluted	$0.63	$(1.78)	$1.40	$(1.29)
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
We excluded antidilutive employee-share based awards of 27 million and 28 million for the second quarter and first six months of fiscal 2019, respectively. For the second quarter and first six months of fiscal 2018, we excluded the impact of potentially dilutive common shares from the calculation of net income (loss) per share as the inclusion would have an antidilutive effect.

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

	Three Months Ended				Six Months Ended
	January 26, 2019	January 27, 2018	% Variance		January 26, 2019	January 27, 2018	% Variance
Revenue (1)	$12,446	$11,887	5%		$25,518	$24,023	6%
Gross margin percentage	62.5%	63.1%	(0.6)	pts	62.4%	62.1%	0.3	pts
Research and development	$1,557	$1,549	1%		$3,165	$3,116	2%
Sales and marketing	$2,271	$2,235	2%		$4,681	$4,569	2%
General and administrative	$509	$483	5%		$720	$1,040	(31)%
Total research and development, sales and marketing, general and administrative	$4,337	$4,267	2%		$8,566	$8,725	(2)%
Total as a percentage of revenue	34.8%	35.9%	(1.1)	pts	33.6%	36.3%	(2.7)	pts
Amortization of purchased intangible assets included in operating expenses	$39	$60	(35)%		$73	$121	(40)%
Restructuring and other charges included in operating expenses	$186	$98	90%		$264	$250	6%
Interest and other income (loss), net	$132	$159	(17)%		$236	$365	(35)%
Operating income as a percentage of revenue	25.8%	25.9%	(0.1)	pts	27.5%	24.3%	3.2	pts
Income tax percentage	15.6%	371.6%	NM		12.1%	203.1%	NM
Net income (loss) (2)	$2,822	$(8,778)	NM		$6,371	$(6,384)	NM
Net income (loss) as a percentage of revenue (2)	22.7%	(73.8)%	NM		25.0%	(26.6)%	NM
Earnings (loss) per share—diluted (2)	$0.63	$(1.78)	NM		$1.40	$(1.29)	NM
NM - Not meaningful; we recognized a net loss for the second quarter and first six months of fiscal 2018 related to the enactment of the Tax Cuts and Jobs Act.
We adopted ASC 606 in the first quarter of fiscal 2019 using the modified retrospective method. See Note 2 to the Consolidated Financial Statements for impact of this adoption on our operating results for the second quarter and first six months of fiscal 2019.
(1) During the second quarter of fiscal 2019, we completed the sale of our Service Provider Video Software Solutions (“SPVSS”) business. As a result, revenue from this business will not recur in future periods. Includes SPVSS business revenue of $0 and $230 million for the second quarter of fiscal 2019 and 2018, respectively, and $168 million and $478 million for the first six months of fiscal 2019 and 2018, respectively.
(2) Second quarter and first six months of fiscal 2018 results include an $11.1 billion charge related to the enactment of the Tax Cuts and Jobs Act.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
In the second quarter of fiscal 2019, we delivered revenue growth across all geographies and product areas, solid margins and operating cash flow. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. Our product revenue reflected growth in Infrastructure Platforms, Applications and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. Notwithstanding the second quarter fiscal 2019 results, we continue to operate in a challenging and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 5% compared with the second quarter of fiscal 2018. Within total revenue, product revenue increased by 6% and service revenue was flat. In the second quarter of fiscal 2019, on October 28, 2018, we completed the sale of our SPVSS business. Total revenue for the second quarter of fiscal 2019 increased 7% not including revenue from SPVSS business in the prior year period. Total gross margin decreased by 0.6 percentage points, driven by unfavorable impacts from pricing and productivity. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 1.1 percentage points. Operating income as a percentage of revenue decreased by 0.1 percentage points. The net loss and net loss per share in the prior year period were driven by the one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding taxes, and re-measurement of net deferred tax assets and liabilities recorded during the second quarter of fiscal 2018.
In terms of our geographic segments, revenue from the Americas increased $348 million, EMEA revenue increased by $161 million, and revenue in our APJC segment increased by $52 million. These increases reflect broad strength across several countries within these segments. The “BRICM” countries experienced product revenue growth of 5% in the aggregate, driven by increased product revenue in the emerging countries of Mexico, India, Brazil and Russia of 35%, 18%, 14% and 4%, respectively, partially offset by a product revenue decrease of 16% in China.
From a customer market standpoint, we experienced product revenue growth in the public sector, enterprise and commercial markets, partially offset by a product revenue decline in the service provider market.
From a product category perspective, total product revenue, not including SPVSS products in the prior year period, increased 9% year over year. The increase was driven by a 6% product revenue increase in Infrastructure Platforms and solid product revenue growth in Applications and Security, which grew by 24% and 18% respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Total revenue increased 6%, with product revenue increasing 8% and service revenue increasing 2%. Total gross margin increased by 0.3 percentage points due to productivity benefits and a $127 million legal and indemnification settlement charge recorded in the first six months of fiscal 2018, partially offset by unfavorable impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 2.7 percentage points due to lower general and administrative expenses. General and administrative expenses decreased due to a benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019. Operating income as a percentage of revenue increased by 3.2 percentage points. The net loss and net loss per share in the prior year period were driven by similar factors as discussed in the three-month period immediately above.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 28, 2018.
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter and first six months of fiscal 2019 (in millions):

	January 26, 2019	July 28, 2018
Cash and cash equivalents and investments	$40,383	$46,548
Deferred revenue	$17,261	$19,685
Inventories	$1,701	$1,846

	Six Months Ended
	January 26, 2019	January 27, 2018
Cash provided by operating activities	$7,560	$7,150
Repurchases of common stock—stock repurchase program	$10,042	$5,631
Dividends	$2,970	$2,861

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
See Notes 2 and 3 to the Consolidated Financial Statements for more details.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	January 26, 2019	July 28, 2018
Allowance for doubtful accounts	$135	$129
Percentage of gross accounts receivable	3.5%	2.3%
Allowance for credit loss—lease receivables	$127	$135
Percentage of gross lease receivables(1)	4.8%	4.7%
Allowance for credit loss—loan receivables	$64	$60
Percentage of gross loan receivables	1.3%	1.2%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of January 26, 2019 and July 28, 2018 was $92 million and $123 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
Our provision for inventory was $23 million and $31 million for the first six months of fiscal 2019 and 2018, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $48 million and $44 million for the first six months of fiscal 2019 and 2018, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments.

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
We hold non-marketable equity and other investments, some of which are in the startup or development stages. As of January 26, 2019, our non-marketable equity and other investments were $1.3 billion, compared with $1.1 billion as of July 28, 2018, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The goodwill recorded in the Consolidated Balance Sheets as of January 26, 2019 and July 28, 2018 was $33.3 billion and $31.7 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2019 and 2018.
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
There were no impairment charges related to purchased intangible assets for the first six months of fiscal 2019 and 2018. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 15.6% and 371.6% in the second quarter of fiscal 2019 and 2018, respectively. Our effective tax rate was 12.1% and 203.1% in the first six months of fiscal 2019 and 2018, respectively.
On December 22, 2017, the Tax Cuts and Jobs Act (the "Tax Act") was enacted. The Tax Act significantly revises the U.S. corporate income tax by, among other things, lowering the statutory corporate income tax rate (“federal tax rate”) from 35% to 21% effective January 1, 2018, implementing a modified territorial tax system, and imposing a mandatory one-time transition tax on accumulated earnings of foreign subsidiaries. As a result of the Tax Act enactment, we recorded a provisional tax expense of $10.4 billion in fiscal 2018. In the second quarter of fiscal 2019, we completed our accounting relating to the Tax Act and recorded an additional $58 million tax expense. The total tax charge as the result of the Tax Act is $10.5 billion, consisting of $8.2 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, $1.2 billion of foreign withholding tax, and $1.1 billion of tax expense for DTA re-measurement. The tax expense related to the U.S. transition tax on accumulated earnings in foreign subsidiaries is net of a $0.9 billion benefit related to U.S. taxation of deemed foreign dividends in the transition fiscal year. This benefit may be reduced or eliminated in future legislation. If such legislation is enacted, we will record the impact of the legislation in the quarter of enactment.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended (1)				Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,273	$8,709	$564	6%	$19,163	$17,763	$1,400	8%
Percentage of revenue	74.5%	73.3%			75.1%	73.9%
Service	3,173	3,178	(5)	—%	6,355	6,260	95	2%
Percentage of revenue	25.5%	26.7%			24.9%	26.1%
Total	$12,446	$11,887	$559	5%	$25,518	$24,023	$1,495	6%
(1) Total revenue, product revenue and service revenue not including the SPVSS business in the prior year period increased 7%, 9% and 1%, respectively.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,352	$7,004	$348	5%	$15,103	$14,354	$749	5%
Percentage of revenue	59.1%	58.9%			59.2%	59.7%
EMEA	3,223	3,062	161	5%	6,447	5,971	476	8%
Percentage of revenue	25.9%	25.8%			25.3%	24.9%
APJC	1,872	1,820	52	3%	3,968	3,698	270	7%
Percentage of revenue	15.0%	15.3%			15.5%	15.4%
Total	$12,446	$11,887	$559	5%	$25,518	$24,023	$1,495	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Total revenue increased by 5%. Product revenue increased by 6% while service revenue was flat. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced 5% product revenue growth, with increases in Mexico, India, Brazil and Russia partially offset by a decrease in China.
In addition to the impact of macroeconomic factors, including a reduced IT spending environment and reductions in spending by government entities, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple performance obligations; the mix of financing arrangements provided to channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment. As has been the case in certain emerging countries from time to time, certain customers require greater levels of financing arrangements, service, and support, and these activities may occur in future periods, which may also impact the timing of the recognition of revenue.

Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Total revenue increased by 6%. Product revenue increased by 8% and service revenue increased by 2%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced 14% product revenue growth, with increases in Mexico, India, Russia and Brazil, partially offset by decrease in China.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,349	$4,988	$361	7%	$11,060	$10,380	$680	7%
Percentage of product revenue	57.7%	57.3%			57.7%	58.4%
EMEA	2,512	2,375	137	6%	5,039	4,614	425	9%
Percentage of product revenue	27.1%	27.3%			26.3%	26.0%
APJC	1,413	1,346	67	5%	3,064	2,769	295	11%
Percentage of product revenue	15.2%	15.4%			16.0%	15.6%
Total	$9,273	$8,709	$564	6%	$19,163	$17,763	$1,400	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Product revenue in the Americas segment increased by 7%, led by solid growth in the public sector, enterprise and commercial markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased by 7% in the United States, 35% in Mexico, 11% in Canada and 14% in Brazil.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
The increase in product revenue in the Americas segment was led by growth in the enterprise, public sector and commercial markets. These increases were partially offset by a product revenue decline in the service provider market. From a country perspective, product revenue increased by 7% in the United States, 48% in Mexico, 16% in Canada and 7% in Brazil.
EMEA
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Product revenue in the EMEA segment increased by 6%, with growth in the public sector, enterprise and commercial markets partially offset by a decline in the service provider market. Product revenue from emerging countries within EMEA was flat and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 8%.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Product revenue in the EMEA segment increased by 9%, with growth across each of the customer markets in this geographic segment. Product revenue from emerging countries within EMEA increased by 5% and product revenue for the remainder of the EMEA segment increased by 11%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

APJC
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Product revenue in the APJC segment increased by 5%, led by solid growth in the public sector and enterprise markets and, to a lesser extent, growth in the commercial market. These increases were partially offset by a product revenue decline in the service provider market. From a country perspective, product revenue in India and in Japan each increased by 18% while product revenue in China decreased by 16%.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Product revenue in the APJC segment increased 11%, with growth across each of the customer markets in this geographic segment. From a country perspective, product revenue increased by 36% in India and 13% in Japan while product revenue in China decreased by 8%.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$7,128	$6,710	$418	6%	$14,770	$13,690	$1,080	8%
Applications	1,465	1,184	281	24%	2,884	2,387	497	21%
Security	658	557	101	18%	1,308	1,142	166	15%
Other Products	22	258	(236)	(91)%	200	544	(344)	(63)%
Total	$9,273	$8,709	$564	6%	$19,163	$17,763	$1,400	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Infrastructure Platforms
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue increased by 6%, or $418 million. Switching had solid growth, with double digit revenue growth in campus switching driven by an increase in sales of our intent-based networking Catalyst 9000 Series. We also had double digit revenue growth from wireless products driven by our Wave 2 offerings as well as Meraki. Revenue from our routing products decreased due to weakness in the service provider market. Revenue from data center also decreased driven by lower sales of server products partially offset by revenue growth in our hyperconverged data center offering, HyperFlex.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Revenue from the Infrastructure Platforms product category increased 8% or $1,080 million, with strength across the portfolio. Switching had solid growth, with solid revenue growth in campus switching driven by an increase in sales of our intent-based networking Catalyst 9000 Series, and with revenue growth in data center switching driven by increased revenue from our Nexus 9000 Series. Routing experienced revenue growth driven by growth in the service provider market. We experienced double digit revenue growth from wireless products driven by our Wave 2 offerings and Meraki. Revenue from data center increased driven by higher sales of our hyperconverged data center offering, HyperFlex, and our server products.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Applications
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and analytics software offerings from Jasper and AppDynamics, respectively. Revenue in our Applications product category increased by 24%, or $281 million, with growth across all of the business. We had strong revenue growth in unified communications, Telepresence and analytics from AppDynamics.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Revenue in our Applications product category increased by 21%, or $497 million, with solid revenue growth in unified communications, TelePresence and analytics from AppDynamics.
Security
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Revenue in our Security product category increased 18%, or $101 million, driven by higher sales of identity and access, advance threat security and unified threat management products. The acquisition of Duo Security in the first quarter of fiscal 2019 also contributed to the revenue increase in this product category.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Revenue in our Security product category increased 15%, or $166 million, driven by higher sales of identity and access, advance threat security, unified threat management and web security products. The acquisition of Duo Security in the first quarter of fiscal 2019 also contributed to the revenue increase in this product category.
Other Products
The decrease in revenue from our Other Products category for the second quarter and first six months of fiscal 2019, compared to corresponding periods of fiscal 2018, was primarily driven by a decrease in revenue from the SPVSS business which we divested on October 28, 2018.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,003	$2,016	$(13)	(1)%	$4,043	$3,974	$69	2%
Percentage of service revenue	63.1%	63.4%			63.6%	63.5%
EMEA	711	687	24	3%	1,408	1,357	51	4%
Percentage of service revenue	22.4%	21.6%			22.2%	21.7%
APJC	459	475	(16)	(3)%	904	929	(25)	(3)%
Percentage of service revenue	14.5%	15.0%			14.2%	14.8%
Total	$3,173	$3,178	$(5)	—%	$6,355	$6,260	$95	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Service revenue was flat. Service revenue not including the SPVSS business in the prior year period increased by 1% . The service revenue increase in the EMEA segment offset the decreases in service revenue in our APJC and Americas segments.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Service revenue increased 2%, driven by an increase in software and solution support offerings. Service revenue increased in the Americas and EMEA segments, partially offset by decreased revenue in our APJC segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Gross margin:
Product	$5,659	$5,355	61.0%	61.5%	$11,750	$10,794	61.3%	60.8%
Service	2,114	2,143	66.6%	67.4%	4,169	4,131	65.6%	66.0%
Total	$7,773	$7,498	62.5%	63.1%	$15,919	$14,925	62.4%	62.1%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2019, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2018	61.5%	60.8%
Product pricing	(1.0)%	(1.5)%
Mix of products sold	0.3%	(0.2)%
Productivity (1)	(0.2)%	1.1%
Legal and indemnification settlements	(0.1)%	0.7%
Impact from divestiture of SPVSS business	0.5%	0.5%
Other	—%	(0.1)%
Fiscal 2019	61.0%	61.3%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Product gross margin decreased by 0.5 percentage points driven by unfavorable impacts from product pricing and productivity, partially offset by favorable product mix. Our product gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019.
The negative pricing impact, which was lower than the year-over-year impact we experienced in the second quarter of fiscal 2018, was driven by typical market factors and impacted each of our geographic segments and customer markets. Our productivity was negatively impacted by higher costs of memory and other components, partially offset by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes and transformation processes) and continued operational efficiency in manufacturing operations.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Product gross margin increased by 0.5 percentage points driven by productivity improvements, partially offset by unfavorable impacts from product pricing and product mix. A charge of $127 million to product cost of sales recorded in the first six months of fiscal 2018 related to legal and indemnification settlements also contributed to the increase. Our product gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019.
Productivity improvements were driven by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes, and transformation processes) and continued operational efficiency in manufacturing operations.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Gross Margin
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Our service gross margin percentage decreased by 0.8 percentage points due to increased headcount-related costs and increased delivery costs, partially offset by favorable mix.
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
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Service gross margin percentage decreased by 0.4 percentage points due to increased headcount-related costs and increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Gross margin:
Americas	$4,796	$4,614	65.2%	65.9%	$9,866	$9,336	65.3%	65.0%
EMEA	2,070	1,977	64.2%	64.6%	4,141	3,816	64.2%	63.9%
APJC	1,109	1,094	59.2%	60.1%	2,309	2,259	58.2%	61.1%
Segment total	7,975	7,685	64.1%	64.7%	16,316	15,411	63.9%	64.2%
Unallocated corporate items (1)	(202)	(187)			(397)	(486)
Total	$7,773	$7,498	62.5%	63.1%	$15,919	$14,925	62.4%	62.1%

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
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
We experienced a gross margin percentage decrease in our Americas segment due to unfavorable impacts from pricing and mix, partially offset by productivity improvements.
The gross margin percentage decrease in our EMEA segment was due primarily to lower service gross margin. Product gross margin in this segment increased due to favorable product mix partially offset by negative impacts from productivity and pricing.
The APJC segment gross margin percentage decrease was due primarily to lower service gross margin. Product gross margin in this segment increased slightly due to favorable product mix and productivity improvements, partially offset by negative impacts from pricing.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
The Americas segment had a gross margin percentage increase driven by productivity improvements, partially offset by unfavorable impacts from pricing and mix.
The gross margin percentage increase in our EMEA segment was due to productivity improvements and favorable mix, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage decrease was due to negative impacts from pricing partially offset by favorable mix and productivity improvements.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent	January 26, 2019	January 27, 2018	Variance in Dollars	Variance in Percent
Research and development	$1,557	$1,549	$8	1%	$3,165	$3,116	$49	2%
Percentage of revenue	12.5%	13.0%			12.4%	13.0%
Sales and marketing	2,271	2,235	36	2%	4,681	4,569	112	2%
Percentage of revenue	18.2%	18.8%			18.3%	19.0%
General and administrative	509	483	26	5%	720	1,040	(320)	(31)%
Percentage of revenue	4.1%	4.1%			2.8%	4.3%
Total	$4,337	$4,267	$70	2%	$8,566	$8,725	$(159)	(2)%
Percentage of revenue	34.8%	35.9%			33.6%	36.3%

R&D Expenses
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
R&D expenses increased slightly as increases in headcount-related expenses and acquisition-related/divestiture costs significantly offset the decrease in discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
R&D expenses increased primarily due to higher headcount-related expenses and, to a lesser extent, higher contracted services and higher acquisition-related/divestiture costs. These increases were partially offset by lower discretionary spending and share-based compensation expense.

Sales and Marketing Expenses
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Sales and marketing expenses increased due to higher discretionary spending, headcount-related expenses, contracted services and acquisition-related/divestiture costs, partially offset by lower share-based compensation expense.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Sales and marketing expenses increased due to higher discretionary spending, higher headcount-related expenses and, to a lesser extent, higher contracted services and higher acquisition-related/divestiture costs, partially offset by lower share-based compensation expense.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

G&A Expenses
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
G&A expenses increased due to higher discretionary spending and headcount-related expenses, partially offset by lower contracted services.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
G&A expenses decreased due to a benefit from the $400 million litigation settlement with Arista, partially offset by higher discretionary spending, higher acquisition-related/divestiture costs and higher headcount-related expenses.

Effect of Foreign Currency
In the second quarter of fiscal 2019, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $52 million, or 1.2%, compared with the second quarter of fiscal 2018.
In the first six months of fiscal 2019, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $102 million, or 1.2%, compared with the first six months of fiscal 2018.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Cost of sales—product	$22	$23	$45	$46
Cost of sales—service	31	31	64	65
Share-based compensation expense in cost of sales	53	54	109	111
Research and development	133	134	263	270
Sales and marketing	125	135	262	270
General and administrative	65	64	127	128
Restructuring and other charges	19	12	42	18
Share-based compensation expense in operating expenses	342	345	694	686
Total share-based compensation expense	$395	$399	$803	$797
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
The decrease in share-based compensation expense was due primarily to higher forfeitures partially offset by higher restructuring charges.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
The increase in share-based compensation expense was due primarily to higher restructuring charges.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Amortization of purchased intangible assets:
Cost of sales	$156	$160	$307	$314
Operating expenses	39	60	73	121
Total	$195	$220	$380	$435

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Amortization of purchased intangible assets decreased due largely to the purchased intangible assets related to the divestiture of SPVSS business on October 28, 2018, partially offset by amortization from our recent acquisitions.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Amortization of purchased intangible assets decreased due largely to the purchased intangible assets related to the divestiture of SPVSS business on October 28, 2018, partially offset by amortization from our recent acquisitions.
Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 in order to realign our organization and enable further investment in key priority areas, with estimated pretax charges of approximately $600 million. In connection with this restructuring plan, we incurred charges of $186 million and $264 million for the second quarter and first six months of fiscal 2019, respectively, and have incurred cumulative charges of $372 million since inception. We expect this restructuring plan to be substantially completed in fiscal 2019.
We incurred restructuring and other charges of $98 million and $250 million for the second quarter and first six months of fiscal 2018 in connection with the restructuring plan announced in August 2016.
These charges were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. We expect to reinvest substantially all of the cost savings from these restructuring actions in our key priority areas. As a result, the overall cost savings from these restructuring actions are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Operating income	$3,211	$3,073	$7,016	$5,829
Operating income as a percentage of revenue	25.8%	25.9%	27.5%	24.3%
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
Operating income increased by 4% and as a percentage of revenue operating income decreased by 0.1 percentage points. These changes resulted primarily from: a revenue increase, a gross margin percentage decrease (driven primarily by unfavorable impacts from pricing and productivity), and higher restructuring and other charges.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
Operating income increased by 20% and as a percentage of revenue operating income increased by 3.2 percentage points. These increases resulted primarily from: a revenue increase, a gross margin percentage increase (driven primarily by productivity improvements and a charge of $127 million to product cost of sales recorded in the first six months of fiscal 2018 related to legal and indemnification settlements) and a benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	January 26, 2019	January 27, 2018	Variance in Dollars
Interest income	$328	$396	$(68)	$672	$775	$(103)
Interest expense	(223)	(247)	24	(444)	(482)	38
Interest income (expense), net	$105	$149	$(44)	$228	$293	$(65)
Interest income decreased, driven by a decrease in the average balance of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance, partially offset by the impact of higher effective interest rates.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 26, 2019	January 27, 2018	Variance in Dollars	January 26, 2019	January 27, 2018	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(5)	$(96)	$91	$(11)	$(92)	$81
Marketable equity investments	61	154	(93)	57	183	(126)
Non-marketable equity and other investments	(3)	2	(5)	1	37	(36)
Net gains (losses) on investments	53	60	(7)	47	128	(81)
Other gains (losses), net	(26)	(50)	24	(39)	(56)	17
Other income (loss), net	$27	$10	$17	$8	$72	$(64)

Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized losses as a result of market conditions, and the timing of sales of these investments.
The total change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses.
The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher realized net losses, partially offset by higher unrealized gains and lower impairment charges.
The change in other gains (losses), net was primarily driven by net favorable foreign exchange impacts.
Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized losses as a result of market conditions, and the timing of sales of these investments.
The total change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses.
The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher realized net losses, partially offset by higher unrealized gains and lower impairment charges.
The change in other gains (losses), net was driven by net favorable foreign exchange impacts partially offset by lower gains from customer lease terminations.
Provision for Income Taxes
Three Months Ended January 26, 2019 Compared with Three Months Ended January 27, 2018
The provision for income taxes resulted in an effective tax rate of 15.6% for the second quarter of fiscal 2019 compared with 371.6% for the second quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to the one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding tax, and DTA re-measurement recorded during the second quarter of fiscal 2018.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 26, 2019 Compared with Six Months Ended January 27, 2018
The provision for income taxes resulted in an effective tax rate of 12.1% for the first six months of fiscal 2019 compared with 203.1% for the first six months of fiscal 2018. The decrease in the effective tax rate was primarily due to the one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding tax, and DTA re-measurement recorded during the first six months of fiscal 2018.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, our capital allocation strategy including stock repurchase program and dividends, our contractual obligations, and certain other commitments and activities on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 26, 2019	July 28, 2018	Increase (Decrease)
Cash and cash equivalents	$9,835	$8,934	$901
Available-for-sale debt investments	30,486	37,009	(6,523)
Marketable equity securities	62	605	(543)
Total	$40,383	$46,548	$(6,165)
The decrease in cash and cash equivalents and investments in the first six months of fiscal 2019 was primarily driven by cash returned to shareholders in the form of repurchases of common stock of $10.1 billion under the stock repurchase program and cash dividends of $3.0 billion; net cash paid for acquisitions and divestitures of $1.6 billion; and capital expenditures of $0.5 billion. These uses of cash were partially offset by cash provided by operating activities of $7.6 billion and timing of settlements of investments and other of $1.6 billion.
In addition to cash requirements in the normal course of business, in the third quarter of fiscal 2019 on February 6, 2019, we closed the acquisition of Luxtera for a purchase price of approximately $0.7 billion in cash and assumed equity awards. Also approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries is payable in less than one year. Additionally, $9.7 billion of long term debt which was outstanding at January 26, 2019 (of which $2.0 billion was repaid on February 15, 2019) and approximately $2 billion of commercial paper notes (issued in February 2019) will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 26, 2019	January 27, 2018
Net cash provided by operating activities	$7,560	$7,150
Acquisition of property and equipment	(473)	(379)
Free cash flow	$7,087	$6,771

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2019
January 26, 2019	$0.33	$1,470	111	$45.09	$5,016	$6,486
October 27, 2018	$0.33	$1,500	109	$46.01	$5,026	$6,526

Fiscal 2018
July 28, 2018	$0.33	$1,535	138	$43.58	$6,015	$7,550
April 28, 2018	$0.33	$1,572	140	$42.83	$6,015	$7,587
January 27, 2018	$0.29	$1,425	103	$39.07	$4,011	$5,436
October 28, 2017	$0.29	$1,436	51	$31.80	$1,620	$3,056

On February 13, 2019, our Board of Directors declared a quarterly dividend of $0.35 per common share to be paid on April 24, 2019 to all shareholders of record as of the close of business on April 5, 2019. Any future dividends are subject to the approval of our Board of Directors.
On February 13, 2019, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $24 billion, with no termination date.
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
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	January 26, 2019	July 28, 2018	Increase (Decrease)
Accounts receivable, net	$3,745	$5,554	$(1,809)
Our accounts receivable net, as of January 26, 2019 decreased by approximately 33%, as compared with the end of fiscal 2018, primarily due to product and service billings being more linear in the second quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	January 26, 2019	July 28, 2018	Increase (Decrease)
Inventories	$1,701	$1,846	$(145)
Inventory as of January 26, 2019 decreased by 8% from our inventory balance at the end of fiscal 2018. The decrease in inventory was due primarily to lower deferred cost of sales related to the adoption of ASC 606 in the beginning of our first quarter of fiscal 2019.
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

Commitments by Period	January 26, 2019	July 28, 2018
Less than 1 year	$5,366	$5,407
1 to 3 years	731	710
3 to 5 years	180	360
Total	$6,277	$6,477
Purchase commitments with contract manufacturers and suppliers decreased 3% compared to the end of fiscal 2018. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 4% compared with the end of fiscal 2018.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 26, 2019	July 28, 2018	Increase (Decrease)
Lease receivables, net	$2,371	$2,576	$(205)
Loan receivables, net	4,862	4,939	(77)
Financed service contracts, net	2,389	2,316	73
Total, net	$9,622	$9,831	$(209)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type and direct-financing leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 2%. We expect to continue to expand the use of our financing programs in the near term.

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
The volume of channel partner financing was $14.5 billion and $13.6 billion for the first six months of fiscal 2019 and 2018, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.0 billion as of January 26, 2019 and July 28, 2018, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 26, 2019, the total maximum potential future payments related to these guarantees was approximately $363 million, of which approximately $86 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 26, 2019	July 28, 2018
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.50%	March 1, 2019	$500	$500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
4.95%	February 15, 2019	2,000	2,000
1.60%	February 28, 2019	1,000	1,000
2.125%	March 1, 2019	1,750	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$25,750	$25,750
We repaid our senior notes due on February 15, 2019 for an aggregate principal amount of $2.0 billion upon maturity.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of January 26, 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of January 26, 2019 and July 28, 2018. As of February 18, 2019, we had approximately $2 billion of commercial paper notes outstanding.
Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of January 26, 2019, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 26, 2019	July 28, 2018	Increase (Decrease)
Service	$11,246	$11,431	$(185)
Product	6,015	8,254	(2,239)
Total	$17,261	$19,685	$(2,424)
Reported as:
Current	$9,976	$11,490	$(1,514)
Noncurrent	7,285	8,195	(910)
Total	$17,261	$19,685	$(2,424)
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
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, Germany, India, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of January 26, 2019 were $1.2 billion.
Transition Tax Payable
The income tax payable outstanding as of January 26, 2019 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $7.4 billion. Approximately $0.7 billion is payable in less than one year; $1.3 billion is payable between 1 to 3 years; $1.9 billion is payable between 3 to 5 years; and the remaining $3.5 billion is payable in more than 5 years. See Note 17 to the Consolidated Financial Statements.

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
Other Funding Commitments We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $357 million as of January 26, 2019, compared with $223 million as of July 28, 2018.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of January 26, 2019 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of January 26, 2019. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of January 26, 2019. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 26, 2019, our financing receivables had a carrying value of $9.6 billion, compared with $9.8 billion as of July 28, 2018. As of January 26, 2019, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 26, 2019, we had $25.8 billion in principal amount of senior notes outstanding, which consisted of $1.0 billion floating-rate notes and $24.8 billion fixed-rate notes. The carrying amount of the senior notes was $25.6 billion, and the related fair value based on market prices was $26.5 billion. As of January 26, 2019, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $6.8 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives designated as hedging instruments. As of January 26, 2019, the total fair value of our investments in marketable equity securities was $62 million.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of January 26, 2019, the total carrying amount of our investments in non-marketable equity and other investments was $1.25 billion, compared with $1.1 billion at July 28, 2018. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 26, 2019		July 28, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,170	$—	$1,850	$(2)
Sold	$1,361	$(1)	$845	$2
Option contracts:
Purchased	$155	$1	$—	$—
Sold	$146	$(1)	$—	$—

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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2019, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $102 million, or 1.2%, compared with the first six months of fiscal 2018. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The global macroeconomic environment has been challenging and inconsistent. Instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world including as a result of the pending United Kingdom “Brexit” withdrawal from the European Union, the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders in certain prior periods.
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

Our revenue may grow at a slower rate than in past periods or decline as it did in the first quarter of fiscal 2018, and in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Our product gross margins declined in the second quarter of fiscal 2019 and in certain prior periods on a year-over-year basis, and could decline in future quarters due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Service provider product orders decreased in the second quarter of fiscal 2019, and in certain prior periods, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States; government-related disruptions or shutdowns; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $215 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of January 26, 2019. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 13 to the Consolidated Financial Statements, subsection (g) “Legal Proceedings.”
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the second quarter of fiscal 2019, we have senior unsecured notes outstanding in an aggregate principal amount of $25.8 billion that mature at specific dates from calendar year 2019 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, we had no commercial paper notes outstanding under this program as of January 26, 2019, and as of February 18, 2019, we had approximately $2 billion of commercial paper notes outstanding. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $1.0 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 28, 2018 to November 24, 2018	37	$45.76	37	$12,325
November 25, 2018 to December 22, 2018	36	$46.13	36	$10,674
December 23, 2018 to January 26, 2019	38	$43.49	38	$8,994
Total	111	$45.09	111
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 13, 2019, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $24 billion, with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.1	12/13/2018
10.2	Cisco Systems, Inc. Deferred Compensation Plan, as amended					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 19, 2019	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)