Form 10-Q
period 2019-04-27
CISCO SYSTEMS, INC.
filed 2019-05-21
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2019
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
Not Applicable
(Former name, former address and formal fiscal year, if changed since last report.)
_____________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	CSCO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 16, 2019: 4,280,733,008
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 27, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 27, 2019	July 28, 2018
ASSETS
Current assets:
Cash and cash equivalents	$10,251	$8,934
Investments	24,392	37,614
Accounts receivable, net of allowance for doubtful accounts of $124 at April 27, 2019 and $129 at July 28, 2018	3,795	5,554
Inventories	1,513	1,846
Financing receivables, net	5,029	4,949
Other current assets	2,331	2,940
Total current assets	47,311	61,837
Property and equipment, net	2,834	3,006
Financing receivables, net	4,862	4,882
Goodwill	33,544	31,706
Purchased intangible assets, net	2,398	2,552
Deferred tax assets	4,023	3,219
Other assets	2,315	1,582
TOTAL ASSETS	$97,287	$108,784
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$7,777	$5,238
Accounts payable	2,022	1,904
Income taxes payable	953	1,004
Accrued compensation	2,872	2,986
Deferred revenue	10,117	11,490
Other current liabilities	4,172	4,413
Total current liabilities	27,913	27,035
Long-term debt	15,921	20,331
Income taxes payable	8,038	8,585
Deferred revenue	7,339	8,195
Other long-term liabilities	1,272	1,434
Total liabilities	60,483	65,580
Commitments and contingencies (Note 13)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,313 and 4,614 shares issued and outstanding at April 27, 2019 and July 28, 2018, respectively	40,577	42,820
(Accumulated deficit) Retained earnings	(2,877)	1,233
Accumulated other comprehensive income (loss)	(896)	(849)
Total equity	36,804	43,204
TOTAL LIABILITIES AND EQUITY	$97,287	$108,784
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
REVENUE:
Product	$9,722	$9,304	$28,885	$27,067
Service	3,236	3,159	9,591	9,419
Total revenue	12,958	12,463	38,476	36,486
COST OF SALES:
Product	3,693	3,625	11,106	10,594
Service	1,092	1,079	3,278	3,208
Total cost of sales	4,785	4,704	14,384	13,802
GROSS MARGIN	8,173	7,759	24,092	22,684
OPERATING EXPENSES:
Research and development	1,659	1,590	4,824	4,706
Sales and marketing	2,403	2,325	7,084	6,894
General and administrative	541	561	1,261	1,601
Amortization of purchased intangible assets	39	67	112	188
Restructuring and other charges	18	82	282	332
Total operating expenses	4,660	4,625	13,563	13,721
OPERATING INCOME	3,513	3,134	10,529	8,963
Interest income	331	380	1,003	1,155
Interest expense	(211)	(237)	(655)	(719)
Other income (loss), net	(18)	(24)	(10)	48
Interest and other income (loss), net	102	119	338	484
INCOME BEFORE PROVISION FOR INCOME TAXES	3,615	3,253	10,867	9,447
Provision for income taxes	571	562	1,452	13,140
NET INCOME (LOSS)	$3,044	$2,691	$9,415	$(3,693)

Net income (loss) per share:
Basic	$0.70	$0.56	$2.11	$(0.76)
Diluted	$0.69	$0.56	$2.09	$(0.76)
Shares used in per-share calculation:
Basic	4,370	4,791	4,468	4,892
Diluted	4,415	4,844	4,509	4,892
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Net income (loss)	$3,044	$2,691	$9,415	$(3,693)
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(64) and $(63) for the third quarter and first nine months of fiscal 2019, respectively, and $18 and $(4) for the corresponding periods of fiscal 2018, respectively	232	(428)	319	(624)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $5 and $4 for the third quarter and first nine months of fiscal 2019, respectively, and $3 and $28 for the corresponding periods of fiscal 2018, respectively	12	(14)	22	(80)
	244	(442)	341	(704)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(2) and $0 for the third quarter and first nine months of fiscal 2019, respectively, and $0 and $(3) for the corresponding periods of fiscal 2018, respectively	10	(10)	3	25
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 for each of the third quarter and first nine months of fiscal 2019, and $3 and $7 for the corresponding periods of fiscal 2018, respectively	—	(25)	(1)	(52)
	10	(35)	2	(27)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(1) and $(2) for the third quarter and first nine months of fiscal 2019, respectively, and $3 and $(3) for the corresponding periods of fiscal 2018, respectively	(40)	(255)	(222)	36
Other comprehensive income (loss)	214	(732)	121	(695)
Comprehensive income (loss)	3,258	1,959	9,536	(4,388)
Comprehensive (income) loss attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Cisco Systems, Inc.	$3,258	$1,959	$9,536	$(4,388)
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 27, 2019	April 28, 2018
Cash flows from operating activities:
Net income (loss)	$9,415	$(3,693)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization, and other	1,433	1,676
Share-based compensation expense	1,166	1,184
Provision (benefit) for receivables	32	(104)
Deferred income taxes	(281)	1,013
(Gains) losses on divestitures, investments and other, net	(79)	(159)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,560	1,064
Inventories	(1)	(289)
Financing receivables	(112)	(165)
Other assets	(736)	(135)
Accounts payable	52	148
Income taxes, net	(759)	8,795
Accrued compensation	(68)	53
Deferred revenue	421	415
Other liabilities	(154)	(237)
Net cash provided by operating activities	11,889	9,566
Cash flows from investing activities:
Purchases of investments	(1,176)	(14,132)
Proceeds from sales of investments	5,391	12,422
Proceeds from maturities of investments	10,797	12,259
Acquisitions and divestitures	(2,175)	(2,762)
Purchases of investments in privately held companies	(118)	(126)
Return of investments in privately held companies	127	163
Acquisition of property and equipment	(701)	(620)
Proceeds from sales of property and equipment	15	54
Other	(12)	(16)
Net cash provided by investing activities	12,148	7,242
Cash flows from financing activities:
Issuances of common stock	321	318
Repurchases of common stock—repurchase program	(16,042)	(11,562)
Shares repurchased for tax withholdings on vesting of restricted stock units	(601)	(541)
Short-term borrowings, original maturities of 90 days or less, net	1,723	(2,502)
Issuances of debt	1,530	6,877
Repayments of debt	(5,250)	(9,875)
Dividends paid	(4,489)	(4,433)
Other	51	(92)
Net cash used in financing activities	(22,757)	(21,810)
Net increase in cash, cash equivalents, and restricted cash	1,280	(5,002)
Cash, cash equivalents, and restricted cash, beginning of period	8,993	11,773
Cash, cash equivalents, and restricted cash, end of period	$10,273	$6,771

Supplemental cash flow information:
Cash paid for interest	$690	$739
Cash paid for income taxes, net	$2,491	$3,332

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 27, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JANUARY 26, 2019	4,424	$41,361	$538	$(1,110)	$40,789	$—	$40,789
Net income			3,044		3,044		3,044
Other comprehensive income (loss)				214	214		214
Issuance of common stock	7	9			9		9
Repurchase of common stock	(116)	(1,080)	(4,940)		(6,020)		(6,020)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(87)			(87)		(87)
Cash dividends declared ($0.35 per common share)			(1,519)		(1,519)		(1,519)
Share-based compensation		374			374		374
BALANCE AT APRIL 27, 2019	4,313	$40,577	$(2,877)	$(896)	$36,804	$—	$36,804

Nine Months Ended April 27, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204	$—	$43,204
Net income			9,415		9,415		9,415
Other comprehensive income (loss)				121	121		121
Issuance of common stock	48	321			321		321
Repurchase of common stock	(336)	(3,129)	(12,933)		(16,062)		(16,062)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(601)			(601)		(601)
Cash dividends declared ($1.01 per common share)			(4,489)		(4,489)		(4,489)
Effect of adoption of accounting standards			3,897	(168)	3,729		3,729
Share-based compensation		1,166			1,166		1,166
BALANCE AT APRIL 27, 2019	4,313	$40,577	$(2,877)	$(896)	$36,804	$—	$36,804

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 28, 2018	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JANUARY 27, 2018	4,868	$44,535	$7,364	$83	$51,982	$—	$51,982
Net income			2,691		2,691		2,691
Other comprehensive income (loss)				(732)	(732)	—	(732)
Issuance of common stock	9	16			16		16
Repurchase of common stock	(140)	(1,286)	(4,729)		(6,015)		(6,015)
Shares repurchased for tax withholdings on vesting of restricted stock units	(3)	(108)			(108)		(108)
Cash dividends declared ($0.33 per common share)			(1,572)		(1,572)		(1,572)
Effect of adoption of accounting standards			(45)	45	—		—
Share-based compensation		399			399		399
Purchase acquisitions and other					—		—
BALANCE AT APRIL 28, 2018	4,734	$43,556	$3,709	$(604)	$46,661	$—	$46,661

Nine Months Ended April 28, 2018	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137	$—	$66,137
Net loss			(3,693)		(3,693)		(3,693)
Other comprehensive income (loss)				(695)	(695)		(695)
Issuance of common stock	61	318			318		318
Repurchase of common stock	(294)	(2,679)	(8,967)		(11,646)		(11,646)
Shares repurchased for tax withholdings on vesting of restricted stock units	(16)	(541)			(541)		(541)
Cash dividends declared ($0.91 per common share)			(4,433)		(4,433)		(4,433)
Effect of adoption of accounting standards			(36)	45	9		9
Share-based compensation		1,184			1,184		1,184
Purchase acquisitions and other		21			21		21
BALANCE AT APRIL 28, 2018	4,734	$43,556	$3,709	$(604)	$46,661	$—	$46,661

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
We have prepared the accompanying financial data as of April 27, 2019 and for the third quarter and first nine months of fiscal 2019 and fiscal 2018, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The July 28, 2018 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 28, 2018.
Our consolidated financial statements include our accounts and entities consolidated under the variable interest and voting models. The noncontrolling interests attributed to these investments, if any, are presented as a separate component from our equity in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interests are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of April 27, 2019; the results of operations and the statements of comprehensive income (loss) for the third quarter and first nine months of fiscal 2019 and fiscal 2018; the statements of cash flows for the first nine months of fiscal 2019 and fiscal 2018; and the statements of equity for the third quarter and first nine months of fiscal 2019 and fiscal 2018, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2019 and fiscal 2018 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impact of ASC 606 Adoption
The application of ASC 606 increased our total revenue by $146 million and $662 million in the third quarter and first nine months of fiscal 2019, respectively. The application of ASC 606 did not have a material impact to either our cost of sales or our operating expenses in the third quarter and first nine months of fiscal 2019. We recognized a $152 million benefit to our provision for income taxes relating to indirect effects from the adoption of ASC 606 in the first quarter of fiscal 2019. For additional information regarding ASC 606, see Note 3 to the Consolidated Financial Statements.
In connection with the adoption of ASC 606, we recorded a transition adjustment to increase retained earnings by $2.3 billion. See above for the transition impact of ASC 606 by balance sheet line item. As of April 27, 2019, the balance sheet changes attributable to ASC 606 related to accounts receivable, inventories, and deferred revenue were not materially different than the impacts upon adoption. In connection with the adoption of ASC 606, we established contract assets for unbilled receivables. As of April 27, 2019, we had total contract assets of $637 million, of which $254 million was recorded in other current assets and $383 million was recorded in other assets. As of April 27, 2019, we had total capitalized contract acquisition costs of $705 million, of which $390 million was recorded in other current assets and $315 million was recorded in other assets. The adoption of ASC 606 did not have any impact on net cash provided by operating activities.

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

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Revenue:
Infrastructure Platforms	$7,545	$7,180	$22,315	$20,870
Applications	1,431	1,310	4,315	3,697
Security	707	583	2,016	1,725
Other Products	39	231	239	775
Total Product	9,722	9,304	28,885	27,067
Services	3,236	3,159	9,591	9,419
Total (1)	$12,958	$12,463	$38,476	$36,486
Amounts may not sum due to rounding.
(1) During the second quarter of fiscal 2019, we completed the divestiture of the Service Provider Video Software Solutions ("SPVSS") business. Total revenue includes SPVSS business revenue of $0 and $219 million for the third quarter of fiscal 2019 and 2018, respectively, and $168 million and $697 million for the first nine months of fiscal 2019 and 2018, respectively.
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
Accounts receivable, net was $3.8 billion as of April 27, 2019 compared to $5.6 billion as of July 28, 2018, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of April 27, 2019 and July 29, 2018, our contract assets for these unbilled receivables were $637 million and $122 million, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $17.5 billion as of April 27, 2019 compared to $19.7 billion as of July 28, 2018. In connection with the adoption of ASC 606, we recorded an adjustment to retained earnings to reduce deferred revenue by $2.8 billion. We recognized approximately $2.0 billion and $8.0 billion of revenue during the third quarter and first nine months of fiscal 2019, respectively, that was included in the deferred revenue balance at July 29, 2018.

(c)	Remaining Performance Obligations
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of April 27, 2019, the aggregate amount of RPO was $23.0 billion, comprised of $17.5 billion of deferred revenue and $5.5 billion of unbilled contract revenue. We expect approximately 56% of this amount to be recognized as revenue over the next year. Unbilled contract revenue represents non-cancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

(d)	Capitalized Contract Acquisition Costs
In connection with the adoption of ASC 606, we began to capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $705 million and $644 million as of April 27, 2019 and July 29, 2018, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $124 million and $349 million for the third quarter and first nine months of fiscal 2019, respectively, and was included in sales and marketing expenses.

4.	Acquisitions and Divestitures
We completed five acquisitions during the first nine months of fiscal 2019. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Duo	$2,025	$(57)	$342	$1,740
Luxtera	596	(19)	319	296
Others (three in total)	65	2	11	52
Total	$2,686	$(74)	$672	$2,088
On September 28, 2018, we completed our acquisition of privately held Duo Security, Inc. ("Duo"), a leading provider of unified access security and multi-factor authentication delivered through the cloud. Revenue from the Duo acquisition has been included in our Security product category.
On February 6, 2019, we completed our acquisition of Luxtera, Inc. ("Luxtera"), a privately held semiconductor company. Revenue from the Luxtera acquisition has been included in our Infrastructure Platforms product category.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The total purchase consideration related to acquisitions completed during the first nine months of fiscal 2019 consisted of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $100 million. Total transaction costs related to acquisition and divestiture activities were $15 million and $25 million for the first nine months of fiscal 2019 and 2018, respectively. These transaction costs were expensed as incurred in general and administrative expenses ("G&A") in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first nine months of fiscal 2019 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2019 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
Divestiture of Service Provider Video Software Solutions On October 28, 2018, we completed the sale of the Service Provider Video Software Solutions business. This business had tangible assets of approximately $160 million (primarily comprised of accounts receivables, inventories and various other current and long-term assets) and net intangible assets and goodwill (based on relative fair value) of $340 million. In addition, the business had total liabilities of approximately $200 million (primarily comprised of deferred revenue and various other current and long-term liabilities). We recognized an immaterial gain from this transaction in the first nine months of fiscal 2019.
We completed two divestitures during the second quarter of fiscal 2018. The financial statement impact of these divestitures was not material for the first nine months of fiscal 2018.

5.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 27, 2019 and during the first nine months of fiscal 2019 (in millions):

	Balance at July 28, 2018	Acquisitions & Divestitures	Other	Balance at April 27, 2019
Americas	$19,998	$1,240	$(109)	$21,129
EMEA	7,529	486	(33)	7,982
APJC	4,179	274	(20)	4,433
Total	$31,706	$2,000	$(162)	$33,544
“Other” in the table above primarily consists of foreign currency translation as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2019 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Duo	5.0	$153	5.0	$94	2.5	$18	$77	$342
Luxtera	4.0	2	5.0	58	1.6	3	256	319
Others (three in total)	4.4	11	—	—	—	—	—	11
Total		$166		$152		$21	$333	$672

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present details of our purchased intangible assets (in millions):

April 27, 2019	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,169	$(1,775)	$1,394
Customer relationships	840	(296)	544
Other	41	(18)	23
Total purchased intangible assets with finite lives	4,050	(2,089)	1,961
In-process research and development, with indefinite lives	437	—	437
Total	$4,487	$(2,089)	$2,398

July 28, 2018	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,711	$(1,888)	$1,823
Customer relationships	1,538	(937)	601
Other	63	(38)	25
Total purchased intangible assets with finite lives	5,312	(2,863)	2,449
In-process research and development, with indefinite lives	103	—	103
Total	$5,415	$(2,863)	$2,552
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
There were no impairment charges related to purchased intangible assets for the third quarter and first nine months of fiscal 2019. Impairment charges related to purchased intangible assets for the third quarter and first nine months of fiscal 2018 were $1 million. Impairment charges are primarily a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of our technology and in-process research and development (IPR&D) intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Amortization of purchased intangible assets:
Cost of sales	$157	$177	$464	$491
Operating expenses	39	67	112	188
Total	$196	$244	$576	$679
The estimated future amortization expense of purchased intangible assets with finite lives as of April 27, 2019 is as follows (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$194
2020	$741
2021	$543
2022	$287
2023	$145
Thereafter	$51

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 (the "Fiscal 2018 Plan") in order to realign the organization and enable further investment in key priority areas with estimated pretax charges of approximately $600 million. These aggregate pretax charges are primarily cash-based and consist of employee severance and other one-time termination benefits, and other associated costs. In connection with the Fiscal 2018 Plan, we have incurred charges of $18 million and $282 million for the third quarter and first nine months of fiscal 2019, respectively, and have incurred cumulative charges of $390 million. We expect the Fiscal 2018 Plan to be substantially completed in the first half of fiscal 2020.
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
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2018	$41	$13	$19	$—	$73
Charges	—	(1)	232	51	282
Cash payments	(34)	(7)	(232)	(2)	(275)
Non-cash items	—	—	—	(46)	(46)
Liability as of April 27, 2019	$7	$5	$19	$3	$34

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$—	$—	$117
Charges	223	27	75	7	332
Cash payments	(245)	(30)	(49)	(1)	(325)
Non-cash items	4	(18)	—	(6)	(20)
Liability as of April 28, 2018	$56	$22	$26	$—	$104

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 27, 2019	July 28, 2018
Cash and cash equivalents	$10,251	$8,934
Restricted cash included in other current assets	21	32
Restricted cash included in other assets	1	27
Total cash, cash equivalents, and restricted cash	$10,273	$8,993

Inventories:
Raw materials	$398	$423
Work in process	12	—
Finished goods:
Deferred cost of sales and distributor inventory	77	443
Manufactured finished goods	787	689
Total finished goods	864	1,132
Service-related spares	217	258
Demonstration systems	22	33
Total	$1,513	$1,846

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,554	$4,710
Computer equipment and related software	941	1,085
Production, engineering, and other equipment	5,688	5,734
Operating lease assets	562	356
Furniture and fixtures	370	358
Total gross property and equipment	12,115	12,243
Less: accumulated depreciation and amortization	(9,281)	(9,237)
Total	$2,834	$3,006

Deferred revenue:
Service	$11,297	$11,431
Product	6,159	8,254
Total	$17,456	$19,685
Reported as:
Current	$10,117	$11,490
Noncurrent	7,339	8,195
Total	$17,456	$19,685

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
A summary of our financing receivables is presented as follows (in millions):

April 27, 2019	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,442	$5,240	$2,349	$10,031
Residual value	152	—	—	152
Unearned income	(139)	—	—	(139)
Allowance for credit loss	(68)	(77)	(8)	(153)
Total, net	$2,387	$5,163	$2,341	$9,891
Reported as:
Current	$1,033	$2,632	$1,364	$5,029
Noncurrent	1,354	2,531	977	4,862
Total, net	$2,387	$5,163	$2,341	$9,891

July 28, 2018	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,688	$4,999	$2,326	$10,013
Residual value	164	—	—	164
Unearned income	(141)	—	—	(141)
Allowance for credit loss	(135)	(60)	(10)	(205)
Total, net	$2,576	$4,939	$2,316	$9,831
Reported as:
Current	$1,249	$2,376	$1,324	$4,949
Noncurrent	1,327	2,563	992	4,882
Total, net	$2,576	$4,939	$2,316	$9,831
Future minimum lease payments to Cisco on lease receivables as of April 27, 2019 are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$308
2020	984
2021	632
2022	341
2023	147
Thereafter	30
Total	$2,442
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of April 27, 2019 and July 28, 2018 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 27, 2019	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,235	$1,029	$39	$2,303
Loan receivables	3,187	1,890	163	5,240
Financed service contracts	1,351	984	14	2,349
Total	$5,773	$3,903	$216	$9,892

	INTERNAL CREDIT RISK RATING
July 28, 2018	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,294	$1,199	$54	$2,547
Loan receivables	3,184	1,752	63	4,999
Financed service contracts	1,468	835	23	2,326
Total	$5,946	$3,786	$140	$9,872
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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of April 27, 2019 and July 28, 2018 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 27, 2019	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$79	$36	$114	$229	$2,074	$2,303	$18	$18
Loan receivables	108	81	255	444	4,796	5,240	30	30
Financed service contracts	75	113	471	659	1,690	2,349	4	4
Total	$262	$230	$840	$1,332	$8,560	$9,892	$52	$52

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 28, 2018	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$72	$27	$155	$254	$2,293	$2,547	$9	$9
Loan receivables	104	55	252	411	4,588	4,999	30	30
Financed service contracts	138	78	304	520	1,806	2,326	3	3
Total	$314	$160	$711	$1,185	$8,687	$9,872	$42	$42
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract. The balances of either unbilled or current financing receivables included in the category of 91 days plus past due for financing receivables were $249 million and $503 million as of April 27, 2019 and July 28, 2018, respectively.
As of April 27, 2019, we had financing receivables of $231 million, net of unbilled or current receivables, that were in the category of 91 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $182 million as of July 28, 2018.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended April 27, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 26, 2019	$127	$64	$9	$200
Provisions (benefits)	(41)	13	27	(1)
Recoveries (write-offs), net	2	—	(28)	(26)
Foreign exchange and other	(20)	—	—	(20)
Allowance for credit loss as of April 27, 2019	$68	$77	$8	$153

Nine months ended April 27, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(48)	17	26	(5)
Recoveries (write-offs), net	2	—	(28)	(26)
Foreign exchange and other	(21)	—	—	(21)
Allowance for credit loss as of April 27, 2019	$68	$77	$8	$153

Three months ended April 28, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 27, 2018	$165	$94	$13	$272
Provisions (benefits)	1	(8)	(1)	(8)
Foreign exchange and other	(1)	(1)	—	(2)
Allowance for credit loss as of April 28, 2018	$165	$85	$12	$262

Nine months ended April 28, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions (benefits)	2	(19)	(17)	(34)
Foreign exchange and other	1	1	(1)	1
Allowance for credit loss as of April 28, 2018	$165	$85	$12	$262
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
Typically, we also consider receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 27, 2019 and July 28, 2018, are presented under “(b) Credit Quality of Financing Receivables” above.
We evaluate the remainder of our financing receivables portfolio for impairment on a collective basis and record an allowance for credit loss at the portfolio segment level. When evaluating the financing receivables on a collective basis, we use expected default

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets and the associated accumulated depreciation are summarized as follows (in millions):

	April 27, 2019	July 28, 2018
Operating lease assets	$562	$356
Accumulated depreciation	(382)	(238)
Operating lease assets, net	$180	$118
Minimum future rentals on noncancelable operating leases as of April 27, 2019 are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$42
2020	120
2021	58
2022	12
Total	$232

9.	Available-for-Sale Debt Investments and Equity Investments
The following table summarizes our available-for-sale debt investments and equity investments (in millions):

	April 27, 2019	July 28, 2018
Available-for-sale debt investments	$24,387	$37,009
Marketable equity securities	5	605
Total investments	24,392	37,614
Non-marketable equity securities included in other assets (1)	1,135	978
Equity method investments included in other assets	115	118
Total	$25,642	$38,710
(1) We held equity interests in certain private equity funds of $0.6 billion as of April 27, 2019 which are accounted for under the NAV practical expedient following the adoption of ASU 2016-01, Financial Instruments, in the first quarter of fiscal 2019.

(a)	Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 27, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$1,455	$1	$(4)	$1,452
U.S. government agency securities	264	—	(1)	263
Corporate debt securities	21,307	40	(115)	21,232
U.S. agency mortgage-backed securities	1,465	3	(28)	1,440
Total (1)	$24,491	$44	$(148)	$24,387

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 28, 2018	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$7,318	$—	$(43)	$7,275
U.S. government agency securities	732	—	(5)	727
Non-U.S. government and agency securities	209	—	(1)	208
Corporate debt securities	27,765	44	(445)	27,364
U.S. agency mortgage-backed securities	1,488	—	(53)	1,435
Total (1)	$37,512	$44	$(547)	$37,009
(1) Net unsettled investment purchases were $1 million and net unsettled investment sales were $1.5 billion as of April 27, 2019 and July 28, 2018, respectively and were included in other current assets and other current liabilities.
Non-U.S. government and agency securities include agency and corporate debt securities that are guaranteed by non-U.S. governments.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Gross realized gains	$7	$1	$10	$15
Gross realized losses	(14)	(40)	(28)	(146)
Total	$(7)	$(39)	$(18)	$(131)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 27, 2019 and July 28, 2018 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 27, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$8	$—	$1,409	$(4)	$1,417	$(4)
U.S. government agency securities	—	—	263	(1)	263	(1)
Corporate debt securities	1,851	(7)	12,662	(108)	14,513	(115)
U.S. agency mortgage-backed securities	48	—	1,155	(28)	1,203	(28)
Total	$1,907	$(7)	$15,489	$(141)	$17,396	$(148)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 28, 2018	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,966	$(20)	$4,303	$(23)	$7,269	$(43)
U.S. government agency securities	206	(2)	521	(3)	727	(5)
Non-U.S. government and agency securities	105	(1)	103	—	208	(1)
Corporate debt securities	16,990	(344)	3,511	(101)	20,501	(445)
U.S. agency mortgage-backed securities	826	(24)	581	(29)	1,407	(53)
Total	$21,093	$(391)	$9,019	$(156)	$30,112	$(547)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges related to our available-for-sale debt investments for the third quarter and first nine months of fiscal 2019, and for the corresponding periods of fiscal 2018. For available-for-sale debt investments that were in an unrealized loss position as of April 27, 2019, we have determined that no other-than-temporary impairments were required to be recognized.
The following table summarizes the maturities of our available-for-sale debt investments as of April 27, 2019 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$7,363	$7,353
After 1 year through 5 years	13,892	13,826
After 5 years through 10 years	1,760	1,756
After 10 years	11	12
Mortgage-backed securities with no single maturity	1,465	1,440
Total	$24,491	$24,387
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(b)	Summary of Equity Investments
We recorded adjustments to the carrying value of our non-marketable equity securities measured using the measurement alternative during the third quarter and first nine months of fiscal 2019 as follows (in millions):

	Three Months Ended	Nine Months Ended
	April 27, 2019	April 27, 2019
Adjustments to non-marketable equity securities measured using the measurement alternative:
Upward adjustments	$9	$33
Downward adjustments, including impairments	(4)	(22)
Net upward adjustments	$5	$11
Gains and losses recognized on our marketable and non-marketable equity securities for the third quarter and first nine months of fiscal 2019 are summarized below (in millions):

	Three Months Ended	Nine Months Ended
	April 27, 2019	April 27, 2019
Net gains and losses recognized during the period on equity investments	$3	$78
Less: Net gains and losses recognized on equity investments sold	(44)	(51)
Unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$(41)	$27

(c)	Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending was $1.3 billion and $0.3 billion for the first nine months of fiscal 2019 and 2018, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 27, 2019 and July 28, 2018, we had no outstanding securities lending transactions.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of April 27, 2019, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of April 27, 2019, the carrying value of investments in privately held companies was $1.3 billion. $683 million of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $345 million related to these privately held investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these privately held investments.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	APRIL 27, 2019 FAIR VALUE MEASUREMENTS			JULY 28, 2018 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$8,283	$—	$8,283	$6,890	$—	$6,890
Available-for-sale debt investments:
U.S. government securities	—	1,452	1,452	—	7,275	7,275
U.S. government agency securities	—	263	263	—	727	727
Non-U.S. government and agency securities	—	—	—	—	208	208
Corporate debt securities	—	21,232	21,232	—	27,364	27,364
U.S. agency mortgage-backed securities	—	1,440	1,440	—	1,435	1,435
Equity investments:
Marketable equity securities	5	—	5	605	—	605
Derivative assets	—	36	36	—	2	2
Total	$8,288	$24,423	$32,711	$7,495	$37,011	$44,506
Liabilities:
Derivative liabilities	$—	$20	$20	$—	$74	$74
Total	$—	$20	$20	$—	$74	$74
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

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents gains and losses on assets that were measured at fair value on a nonrecurring basis (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED		TOTAL GAINS (LOSSES) FOR THE NINE MONTHS ENDED
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Non-marketable equity securities and equity method investments	$(3)	$(17)	$3	$(56)
Purchased intangible assets (impaired)	—	(1)	—	(1)
Property held for sale—land and buildings	—	—	—	20
Total gains (losses) for nonrecurring measurements	$(3)	$(18)	$3	$(37)
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. See Note 5. The remaining carrying value of the specific purchased intangible assets that were impaired was zero as of April 28, 2018.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charge as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, was included in restructuring and other charges. The remaining carrying value of property held for sale that was impaired was zero as of April 28, 2018.
(d) Other Fair Value Disclosures
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of April 27, 2019 and July 28, 2018 was $3.5 billion and $3.6 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 27, 2019, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 27, 2019, the fair value of our senior notes and other long-term debt was $21.6 billion with a carrying amount of $20.4 billion. This compares to a fair value of $26.4 billion and a carrying amount of $25.6 billion as of July 28, 2018. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

11.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 27, 2019		July 28, 2018
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,494	3.52%	$5,238	3.46%
Commercial paper	3,283	2.53%	—	—%
Total short-term debt	$7,777		$5,238
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 27, 2019		July 28, 2018
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.50%	March 1, 2019	$—	—%	$500	2.86%
Three-month LIBOR plus 0.34%	September 20, 2019	500	3.01%	500	2.71%
Fixed-rate notes:
4.95%	February 15, 2019	—	—%	2,000	5.17%
1.60%	February 28, 2019	—	—%	1,000	1.67%
2.125%	March 1, 2019	—	—%	1,750	2.71%
1.40%	September 20, 2019	1,500	1.48%	1,500	1.48%
4.45%	January 15, 2020	2,500	4.84%	2,500	4.52%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	3.25%	500	2.86%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	3.51%	500	3.11%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	3.37%	1,000	2.98%
3.50%	June 15, 2025	500	3.67%	500	3.27%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		20,500		25,750
Unaccreted discount/issuance costs		(103)		(116)
Hedge accounting fair value adjustments		18		(65)
Total		$20,415		$25,569

Reported as:
Current portion of long-term debt		$4,494		$5,238
Long-term debt		15,921		20,331
Total		$20,415		$25,569
We entered into interest rate swaps in prior periods with an aggregate notional amount of $4.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate ("LIBOR"). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 12.
Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 27, 2019, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 27, 2019, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$—
2020	6,000
2021	3,000
2022	2,500
2023	500
Thereafter	8,500
Total	$20,500

(c)	Credit Facility
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
This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of April 27, 2019, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under this credit facility.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 27, 2019	July 28, 2018	Balance Sheet Line Item	April 27, 2019	July 28, 2018
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$5	$1	Other current liabilities	$3	$—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	7	10
Interest rate derivatives	Other assets	27	—	Other long-term liabilities	4	62
Total		32	1		14	72
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	4	1	Other current liabilities	6	2
Total		4	1		6	2
Total		$36	$2		$20	$74
The effects of our cash flow and net investment hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations are summarized as follows (in millions):

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE THREE MONTHS ENDED (EFFECTIVE PORTION)
	April 27, 2019	April 28, 2018	Line Item in Statements of Operations	April 27, 2019	April 28, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$12	$(10)	Revenue — product	$(1)	$—
			Revenue — service	1	—
			Cost of sales — service	—	7
			Operating expenses	—	21
Total	$12	$(10)		$—	$28

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$—	$7	Other income (loss), net	$—	$—

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

GAINS (LOSSES) RECOGNIZED IN OCI ON DERIVATIVES FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)			GAINS (LOSSES) RECLASSIFIED FROM AOCI INTO INCOME FOR THE NINE MONTHS ENDED (EFFECTIVE PORTION)
	April 27, 2019	April 28, 2018	Line Item in Statements of Operations	April 27, 2019	April 28, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency derivatives	$2	$28	Revenue — product	$—	$—
			Revenue — service	3	—
			Cost of sales — service	(1)	14
			Operating expenses	(1)	45
Total	$2	$28		$1	$59

Derivatives designated as net investment hedging instruments:
Foreign currency derivatives	$3	$(10)	Other income (loss), net	$—	$—
As of April 27, 2019, we estimate that approximately $3 million of net derivative gains related to our cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value hedges and the underlying hedged items is summarized as follows (in millions):

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE THREE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE THREE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Interest rate derivatives	Interest expense	$33	$(59)	$(31)	$58
Equity derivatives	Other income (loss), net	—	25	—	(25)
Total		$33	$(34)	$(31)	$33

		GAINS (LOSSES) ON DERIVATIVE INSTRUMENTS FOR THE NINE MONTHS ENDED		GAINS (LOSSES) RELATED TO HEDGED ITEMS FOR THE NINE MONTHS ENDED
Derivatives Designated as Fair Value Hedging Instruments	Line Item in Statements of Operations	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Interest rate derivatives	Interest expense	$88	$(168)	$(83)	$167
Equity derivatives	Other income (loss), net	—	(24)	—	24
Total		$88	$(192)	$(83)	$191
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Foreign currency derivatives	Other income (loss), net	$(29)	$(53)	$(57)	$20
Total return swaps—deferred compensation	Operating expenses	42	(26)	9	28
	Cost of sales — product	2	(1)	1	—
	Cost of sales — service	2	(1)	—	1
	Other income (loss), net	(4)	(3)	(12)	(8)
Equity derivatives	Other income (loss), net	1	(7)	2	(4)
Total		$14	$(91)	$(57)	$37

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 27, 2019	July 28, 2018
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$623	$147
Interest rate derivatives	4,500	6,750
Net investment hedging instruments	363	250
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,760	2,298
Total return swaps—deferred compensation	572	566
Total	$8,818	$10,011

(b)	Offsetting of Derivative Instruments
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

	April 27, 2019
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$36	$—	$36	$(10)	$(26)	$—
Derivatives liabilities	$20	$—	$20	$(10)	$(5)	$5

	July 28, 2018
	GROSS AMOUNTS OFFSET IN THE CONSOLIDATED BALANCE SHEETS			GROSS AMOUNTS NOT OFFSET IN THE CONSOLIDATED BALANCE SHEETS BUT WITH LEGAL RIGHTS TO OFFSET
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Gross Derivative Amounts	Cash Collateral	Net Amount
Derivatives assets	$2	$—	$2	$(2)	$—	$—
Derivatives liabilities	$74	$—	$74	$(2)	$(53)	$19

(c)	Foreign Currency Exchange Risk
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
Interest Rate Derivatives, Investments   Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. To realize these objectives, we may utilize interest rate swaps or other derivatives designated as fair value or cash flow hedges. As of April 27, 2019 and July 28, 2018, we did not have any outstanding interest rate derivatives related to our available-for-sale debt investments.
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt In the first nine months of fiscal 2019, we did not enter into any interest rate swaps. In prior fiscal years, we entered into interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2020 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. The fair value of the interest rate swaps was reflected in other assets and other current and long-term liabilities.

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
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, Germany, India, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. Future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of April 27, 2019 are as follows (in millions):

Fiscal Year	Amount
2019 (remaining three months)	$111
2020	372
2021	257
2022	177
2023	112
Thereafter	121
Total	$1,150

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
The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	April 27, 2019	July 28, 2018
Less than 1 year	$4,738	$5,407
1 to 3 years	734	710
3 to 5 years	90	360
Total	$5,562	$6,477
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 27, 2019 and July 28, 2018, the liability for these purchase commitments was $129 million and $159 million, respectively, and was included in other current liabilities.

(c)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Compensation expense related to acquisitions	$76	$53	$251	$141
As of April 27, 2019, we estimated that future cash compensation expense of up to $512 million may be required to be recognized pursuant to the applicable business combination agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $345 million and $223 million as of April 27, 2019 and July 28, 2018, respectively.

(d)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 27, 2019	April 28, 2018
Balance at beginning of period	$359	$407
Provisions for warranties issued	447	431
Adjustments for pre-existing warranties	(6)	(32)
Settlements	(449)	(441)
Acquisitions and divestitures	(2)	—
Balance at end of period	$349	$365
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.2 billion and $7.1 billion for the third quarter of fiscal 2019 and 2018, respectively, and was $21.7 billion and $20.7 billion for the first nine months of fiscal 2019 and 2018, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.0 billion as of April 27, 2019 and July 28, 2018, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $1 million and $3 million for the third quarter of fiscal 2019 and 2018, respectively, and was $11 million and $29 million for the first nine months of fiscal 2019 and 2018, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 27, 2019 and July 28, 2018, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 27, 2019	July 28, 2018
Maximum potential future payments relating to financing guarantees:
Channel partner	$221	$277
End user	19	31
Total	$240	$308
Deferred revenue associated with financing guarantees:
Channel partner	$(63)	$(94)
End user	(18)	(28)
Total	$(81)	$(122)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$159	$186

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Guarantees Our other guarantee arrangements as of April 27, 2019 and July 28, 2018 that were subject to recognition and disclosure requirements were not material.

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
We have been asked to indemnify Time Warner Cable (“TWC”) for patent infringement claims asserted against it by Sprint Communications Company, L.P. (“Sprint”) in federal court in Kansas. Sprint alleges that TWC infringed certain Sprint patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Sprint seeks monetary damages. Following a trial on March 3, 2017, a jury in Kansas found that TWC willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied TWC's post-trial motions. TWC appealed to the U.S. Court of Appeals for the Federal Circuit, and, on November 30, 2018, a panel of the court affirmed the judgment. TWC filed a petition for rehearing en banc on January 29, 2019, which was denied on March 19, 2019. At this time, we do not believe that our indemnity obligations under our agreement would be material.
During the first nine months of fiscal 2018, we recorded legal and indemnification settlement charges of $127 million to product cost of sales related to prior indemnification matters resolved in fiscal 2018.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $206 million for the alleged evasion of import and other taxes, $1.3 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of April 27, 2019. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware, accusing our products and services in the area of network intrusion detection of infringing two U.S. patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. The trial on these claims began on May 2, 2016 and, on May 12, 2016, the jury returned a verdict finding willful infringement of the asserted patents. The jury awarded SRI damages of $23.7 million. On May 25, 2017, the Court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57.0 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We appealed to the United States Court of Appeals for the Federal Circuit on various grounds. On March 20, 2019, the Federal Circuit vacated the enhanced damages award; vacated and remanded in part the willful infringement finding; and affirmed the district court's other findings. Cisco filed a petition for rehearing with the Federal Circuit on May 10, 2019. While the ultimate outcome of the case may still result in a loss, we do not expect it to be material.

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
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas. Oyster alleges that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster seeks monetary damages. Oyster filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the court consolidated the cases alleging infringement of the ‘327 Patent. Oyster's cases against some of the defendants were resolved. The court vacated the November 4, 2018 trial date set for Oyster's claims against Cisco and one other remaining defendant, pending resolution of Oyster's appeal of the court's summary judgment ruling dismissing certain of Oyster's claims. Oyster appealed the summary judgment ruling on December 6, 2018. While we believe that we have strong non-infringement arguments and that the patent is invalid, if we do not prevail in the District Court, we believe damages ultimately assessed would not be material. Due to uncertainty surrounding patent litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time. However, we do not anticipate that any final outcome of the dispute would be material.
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
We declared and paid cash dividends of $0.35 and $0.33 per common share, or $1.5 billion and $1.6 billion, on our outstanding common stock for the third quarter of fiscal 2019 and fiscal 2018, respectively. We declared and paid cash dividends of $1.01 and $0.91 per common share, or $4.5 billion and $4.4 billion, on our outstanding common stock for the first nine months of fiscal 2019 and fiscal 2018, respectively.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. On February 13, 2019, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $18 billion with no termination date. A summary of the stock repurchase activity for fiscal 2019 and 2018 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2019
April 27, 2019	116	$52.14	$6,020
January 26, 2019	111	$45.09	$5,016
October 27, 2018	109	$46.01	$5,026

Fiscal 2018
July 28, 2018	138	$43.58	$6,015
April 28, 2018	140	$42.83	$6,015
January 27, 2018	103	$39.07	$4,011
October 28, 2017	51	$31.80	$1,620
There were $200 million and $180 million of stock repurchases that were pending settlement as of April 27, 2019 and July 28, 2018, respectively.
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
Stock Incentive Plan Program Description    As of April 27, 2019, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    As of April 27, 2019, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares, plus shares from certain previous plans that are forfeited or are terminated for any other reason before being exercised or settled. If any awards granted under the 2005 Plan are forfeited or are terminated for any other reason before being exercised or settled, the unexercised or unsettled shares underlying the awards will again be available under the 2005 Plan. In addition, starting November 19, 2013, shares withheld by Cisco from an award other than a stock option or stock appreciation right to satisfy withholding tax liabilities resulting from such award will again be available for issuance, based on the fungible share ratio in effect on the date of grant.
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
We have an Employee Stock Purchase Plan, which includes its subplan named the International Employee Stock Purchase Plan (together, the “Purchase Plan”), under which 721 million shares of our common stock have been reserved for issuance as of April 27, 2019. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited number of shares of our stock at a discount of up to 15% of the lesser of the market value at the beginning of the offering period or the end of each 6-month purchase period. The Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Purchase Plan during each of the third quarters of fiscal 2019 and 2018. We issued 9 million and 12 million shares during the first nine months of fiscal 2019 and 2018, respectively. As of April 27, 2019, 169 million shares were available for issuance under the Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Cost of sales—product	$22	$24	$67	$70
Cost of sales—service	32	33	96	98
Share-based compensation expense in cost of sales	54	57	163	168
Research and development	135	139	398	409
Sales and marketing	124	142	386	412
General and administrative	63	61	190	189
Restructuring and other charges	3	6	45	24
Share-based compensation expense in operating expenses	325	348	1,019	1,034
Total share-based compensation expense	$379	$405	$1,182	$1,202
Income tax benefit for share-based compensation	$98	$140	$389	$411
As of April 27, 2019, the total compensation cost related to unvested share-based awards not yet recognized was $2.9 billion which is expected to be recognized over approximately 2.8 years on a weighted-average basis.

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 29, 2017	272
Restricted stock, stock units, and other share-based awards granted	(70)
Share-based awards canceled/forfeited/expired	18
Shares withheld for taxes and not issued	25
BALANCE AT JULY 28, 2018	245
Restricted stock, stock units, and other share-based awards granted	(41)
Share-based awards canceled/forfeited/expired	16
Shares withheld for taxes and not issued	17
Other	1
BALANCE AT APRIL 27, 2019	238
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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 29, 2017	141	$26.94
Granted	46	35.62
Assumed from acquisitions	1	28.26
Vested	(53)	26.02	$1,909
Canceled/forfeited/other	(16)	28.37
UNVESTED BALANCE AT JULY 28, 2018	119	30.56
Granted	27	45.01
Vested	(36)	28.30	$1,698
Canceled/forfeited/other	(12)	31.39
UNVESTED BALANCE AT APRIL 27, 2019	98	$35.30

(f)	Stock Option Awards
A summary of the stock option activity is as follows (in millions, except per-share amounts):

	STOCK OPTIONS OUTSTANDING
	Number Outstanding	Weighted-Average Exercise Price per Share
BALANCE AT JULY 29, 2017	12	$6.15
Assumed from acquisitions	3	8.20
Exercised	(8)	5.77
Canceled/forfeited/expired	(1)	8.75
BALANCE AT JULY 28, 2018	6	7.18
Exercised	(3)	6.88
BALANCE AT APRIL 27, 2019	3	$7.35
The following table summarizes significant ranges of outstanding and exercisable stock options as of April 27, 2019 (in millions, except years and share prices):

	STOCK OPTIONS OUTSTANDING				STOCK OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in Years)	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value	Number Exercisable	Weighted- Average Exercise Price per Share	Aggregate Intrinsic Value
$ 0.01 – 35.00	3	5.3	$7.35	$141	2	$7.22	$117
The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on our closing stock price of $55.88 as of April 26, 2019. The total number of in-the-money stock options exercisable as of April 27, 2019 was 2 million. As of July 28, 2018, 4 million outstanding stock options were exercisable and the weighted-average exercise price was $6.84.

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

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Number of shares granted (in millions)	2	2	—	—
Grant date fair value per share	$48.17	$39.31	N/A	$43.44
Weighted-average assumptions/inputs:
Expected dividend yield	2.7%	2.9%	N/A	3.0%
Range of risk-free interest rates	2.2% – 2.6%	0.0% – 2.6%	N/A	1.5%-2.5%
Range of expected volatilities for index	N/A	N/A	N/A	12.5%-82.8%

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Nine Months Ended	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Number of shares granted (in millions)	25	30	2	3
Grant date fair value per share	$44.84	$33.97	$47.00	$31.96
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	3.2%	2.8%	3.5%
Range of risk-free interest rates	0.0% – 2.9%	0.0% – 2.6%	2.1% – 3.0%	1.0%-2.5%
Range of expected volatilities for index	N/A	N/A	13.0% – 65.2%	12.5%-82.8%
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
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the first nine months of fiscal 2019 and 2018 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	382	3	(224)	161
(Gains) losses reclassified out of AOCI	18	(1)	4	21
Tax benefit (expense)	(59)	—	(2)	(61)
Total change for the period	341	2	(222)	121
Effect of adoption of accounting standards	(168)	—	—	(168)
BALANCE AT APRIL 27, 2019	$(137)	$(9)	$(750)	$(896)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(620)	28	34	(558)
(Gains) losses reclassified out of AOCI	(108)	(59)	5	(162)
Tax benefit (expense)	24	4	(3)	25
Total change for the period	(704)	(27)	36	(695)
Effect of adoption of accounting standard	54	—	(9)	45
BALANCE AT APRIL 28, 2018	$(277)	$5	$(332)	$(604)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$(7)	$17	$(18)	$108	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(1)	—	—	—	Revenue—product
Foreign currency derivatives	1	—	3	—	Revenue—service
Foreign currency derivatives	—	7	(1)	14	Cost of sales—service
Foreign currency derivatives	—	21	(1)	45	Operating expenses
	—	28	1	59
Cumulative translation adjustment and actuarial gains and losses	—	—	—	(5)	Operating expenses
Cumulative translation adjustment and actuarial gains and losses	(1)	—	(4)	—	Other income (loss), net
Total amounts reclassified out of AOCI	$(8)	$45	$(21)	$162

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Income before provision for income taxes	$3,615	$3,253	$10,867	$9,447
Provision for income taxes	$571	$562	$1,452	$13,140
Effective tax rate	15.8%	17.3%	13.4%	139.1%
The effective tax rate for the first nine months of fiscal 2019 includes a $152 million tax benefit relating to indirect effects from adoption of ASC 606 at the beginning of fiscal 2019.
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
As of April 27, 2019, we had $1.8 billion of unrecognized tax benefit, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at April 27, 2019 could be reduced by approximately $50 million in the next 12 months.

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
Summarized financial information by segment for the third quarter and the first nine months of fiscal 2019 and 2018, based on our internal management system and as utilized by our Chief Operating Decision Maker ("CODM"), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Revenue:
Americas	$7,695	$7,161	$22,798	$21,515
EMEA	3,356	3,281	9,803	9,252
APJC	1,907	2,021	5,875	5,719
Total	$12,958	$12,463	$38,476	$36,486
Gross margin:
Americas	$5,046	$4,614	$14,911	$13,950
EMEA	2,166	2,109	6,307	5,925
APJC	1,158	1,247	3,467	3,506
Segment total	8,370	7,970	24,686	23,381
Unallocated corporate items	(197)	(211)	(594)	(697)
Total	$8,173	$7,759	$24,092	$22,684
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.8 billion and $6.2 billion for the third quarter of fiscal 2019 and 2018, respectively, and $20.2 billion and $18.8 billion for the first nine months of fiscal 2019 and 2018, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Revenue:
Infrastructure Platforms	$7,545	$7,180	$22,315	$20,870
Applications	1,431	1,310	4,315	3,697
Security	707	583	2,016	1,725
Other Products	39	231	239	775
Total Product	9,722	9,304	28,885	27,067
Services	3,236	3,159	9,591	9,419
Total (1)	$12,958	$12,463	$38,476	$36,486
(1) Includes SPVSS business revenue of $0 and $219 million for the third quarter of fiscal 2019 and 2018, respectively, and $168 million and $697 million for the first nine months of fiscal 2019 and 2018, respectively.

(c)	Additional Segment Information
The majority of our assets was attributable to our U.S. operations as of each of April 27, 2019 and July 28, 2018.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	April 27, 2019	July 28, 2018
Property and equipment, net:
United States	$2,297	$2,487
International	537	519
Total	$2,834	$3,006

19.	Net Income (Loss) per Share
The following table presents the calculation of basic and diluted net income (loss) per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Net income (loss)	$3,044	$2,691	$9,415	$(3,693)
Weighted-average shares—basic	4,370	4,791	4,468	4,892
Effect of dilutive potential common shares	45	53	41	—
Weighted-average shares—diluted	4,415	4,844	4,509	4,892
Net income (loss) per share—basic	$0.70	$0.56	$2.11	$(0.76)
Net income (loss) per share—diluted	$0.69	$0.56	$2.09	$(0.76)
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
We excluded antidilutive employee-share based awards of 5 million for each of the third quarters of fiscal 2019 and 2018, and 32 million for the first nine months of fiscal 2019. For the first nine months of fiscal 2018, we excluded the impact of potential common shares from the calculation of net income (loss) per share as the inclusion would have had an antidilutive effect.

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

	Three Months Ended				Nine Months Ended
	April 27, 2019	April 28, 2018	% Variance		April 27, 2019	April 28, 2018	% Variance
Revenue (1)	$12,958	$12,463	4%		$38,476	$36,486	5%
Gross margin percentage	63.1%	62.3%	0.8	pts	62.6%	62.2%	0.4	pts
Research and development	$1,659	$1,590	4%		$4,824	$4,706	3%
Sales and marketing	$2,403	$2,325	3%		$7,084	$6,894	3%
General and administrative	$541	$561	(4)%		$1,261	$1,601	(21)%
Total research and development, sales and marketing, general and administrative	$4,603	$4,476	3%		$13,169	$13,201	—%
Total as a percentage of revenue	35.5%	35.9%	(0.4)	pts	34.2%	36.2%	(2.0)	pts
Amortization of purchased intangible assets included in operating expenses	$39	$67	(42)%		$112	$188	(40)%
Restructuring and other charges included in operating expenses	$18	$82	(78)%		$282	$332	(15)%
Operating income as a percentage of revenue	27.1%	25.1%	2.0	pts	27.4%	24.6%	2.8	pts
Interest and other income (loss), net	$102	$119	(14)%		$338	$484	(30)%
Income tax percentage (2)	15.8%	17.3%	(1.5)	pts	13.4%	139.1%	NM
Net income (loss) (2)	$3,044	$2,691	13%		$9,415	$(3,693)	NM
Net income (loss) as a percentage of revenue (2)	23.5%	21.6%	1.9	pts	24.5%	(10.1)%	NM
Earnings (loss) per share—diluted (2)	$0.69	$0.56	23%		$2.09	$(0.76)	NM
NM - Not meaningful; we recognized a net loss for the first nine months of fiscal 2018 related to the enactment of the Tax Cuts and Jobs Act.
We adopted ASC 606 in the first quarter of fiscal 2019 using the modified retrospective method. See Note 2 to the Consolidated Financial Statements for impact of this adoption on our operating results for the third quarter and first nine months of fiscal 2019.
(1) During the second quarter of fiscal 2019, we completed the sale of our Service Provider Video Software Solutions (“SPVSS”) business. As a result, revenue from this business will not recur in future periods. Includes SPVSS business revenue of $0 and $219 million for the third quarter of fiscal 2019 and 2018, respectively, and $168 million and $697 million for the first nine months of fiscal 2019 and 2018, respectively.
(2) The first nine months of fiscal 2018 results include an $11.1 billion charge related to the enactment of the Tax Cuts and Jobs Act.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
In the third quarter of fiscal 2019, we had strong performance across the business and delivered strong revenue growth, margins and operating cash flow. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. Our product revenue reflected growth in Infrastructure Platforms, Applications and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. Notwithstanding the third quarter fiscal 2019 results, we continue to operate in a challenging and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 4% compared with the third quarter of fiscal 2018. Within total revenue, product revenue increased by 4% and service revenue increased by 2%. In the second quarter of fiscal 2019, on October 28, 2018, we completed the sale of our SPVSS business. Total revenue for the third quarter of fiscal 2019 increased 6% not including revenue from the SPVSS business in the prior year period. Total gross margin increased by 0.8 percentage points, driven by productivity improvements partially offset by unfavorable impacts from pricing and mix. Our gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses decreased by 0.4 percentage points. Operating income as a percentage of revenue increased by 2.0 percentage points. Diluted earnings per share increased by 23%, driven by a 13% increase in net income and a decrease in diluted share count of 429 million shares.
In terms of our geographic segments, revenue from the Americas increased $534 million, driven in large part by product revenue growth in the United States. EMEA revenue increased by $75 million, led by a product revenue growth in the United Kingdom. Revenue in our APJC segment decreased by $114 million, led by a product revenue decline in China. The “BRICM” countries experienced a product revenue decline of 15% in the aggregate, driven by decreased product revenue in the emerging countries of Russia, China, India, Mexico and Brazil of 25%, 21%, 10%, 6% and 5%, respectively.
From a customer market standpoint, we experienced product revenue growth in the public sector, enterprise and commercial markets, partially offset by a product revenue decline in the service provider market.
From a product category perspective, total product revenue, not including SPVSS products in the prior year period, increased 7% year over year. The increase was driven by a 5% product revenue increase in Infrastructure Platforms, solid product revenue growth in Applications of 9%, and strong growth in Security of 21%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Total revenue increased 5%, with product revenue increasing 7% and service revenue increasing 2%. Total gross margin increased by 0.4 percentage points. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 2.0 percentage points due to lower general and administrative expenses. General and administrative expenses decreased due to a benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019. Operating income as a percentage of revenue increased by 2.8 percentage points. The net loss and net loss per share in the prior year period were driven by the one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding taxes, and re-measurement of net deferred tax assets and liabilities recorded during the first nine months of fiscal 2018 as related to the Tax Cuts and Jobs Act.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 28, 2018.
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter and first nine months of fiscal 2019 (in millions):

	April 27, 2019	July 28, 2018
Cash and cash equivalents and investments	$34,643	$46,548
Deferred revenue	$17,456	$19,685
Inventories	$1,513	$1,846

	Nine Months Ended
	April 27, 2019	April 28, 2018
Cash provided by operating activities	$11,889	$9,566
Repurchases of common stock—stock repurchase program	$16,062	$11,646
Dividends	$4,489	$4,433

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
See Notes 2 and 3 to the Consolidated Financial Statements for more details.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 27, 2019	July 28, 2018
Allowance for doubtful accounts	$124	$129
Percentage of gross accounts receivable	3.2%	2.3%
Allowance for credit loss—lease receivables	$68	$135
Percentage of gross lease receivables(1)	2.6%	4.7%
Allowance for credit loss—loan receivables	$77	$60
Percentage of gross loan receivables	1.5%	1.2%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 27, 2019 and July 28, 2018 was $82 million and $123 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
Our provision for inventory was $55 million and $42 million for the first nine months of fiscal 2019 and 2018, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $65 million and $77 million for the first nine months of fiscal 2019 and 2018, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments.

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
We hold non-marketable equity and other investments, some of which are in the startup or development stages. As of April 27, 2019, our non-marketable equity and other investments were $1.3 billion, compared with $1.1 billion as of July 28, 2018, and were included in other assets. We monitor these investments for events or circumstances indicative of potential impairment, and we make appropriate reductions in carrying values if we determine that an impairment charge is required, based primarily on the financial condition and near-term prospects of these companies. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The goodwill recorded in the Consolidated Balance Sheets as of April 27, 2019 and July 28, 2018 was $33.5 billion and $31.7 billion, respectively. In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2019 and 2018.
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
There were no impairment charges related to purchased intangible assets for the first nine months of fiscal 2019 and $1 million of such impairment charges for the first nine months of fiscal 2018. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 15.8% and 17.3% in the third quarter of fiscal 2019 and 2018, respectively. Our effective tax rate was 13.4% and 139.1% in the first nine months of fiscal 2019 and 2018, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended (1)				Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,722	$9,304	$418	4%	$28,885	$27,067	$1,818	7%
Percentage of revenue	75.0%	74.7%			75.1%	74.2%
Service	3,236	3,159	77	2%	9,591	9,419	172	2%
Percentage of revenue	25.0%	25.3%			24.9%	25.8%
Total	$12,958	$12,463	$495	4%	$38,476	$36,486	$1,990	5%
(1) Total revenue, product revenue and service revenue not including the SPVSS business in the prior year period increased 6%, 7% and 3%, respectively.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,695	$7,161	$534	7%	$22,798	$21,515	$1,283	6%
Percentage of revenue	59.4%	57.5%			59.2%	59.0%
EMEA	3,356	3,281	75	2%	9,803	9,252	551	6%
Percentage of revenue	25.9%	26.3%			25.5%	25.3%
APJC	1,907	2,021	(114)	(6)%	5,875	5,719	156	3%
Percentage of revenue	14.7%	16.2%			15.3%	15.7%
Total	$12,958	$12,463	$495	4%	$38,476	$36,486	$1,990	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Total revenue increased by 4%. Product revenue increased by 4% and service revenue increased by 2%. Total revenue reflected growth in the Americas and EMEA segments while revenue declined in the APJC segment. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 15% product revenue decline, with decreases across each of these countries.
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
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Total revenue increased by 5%. Product revenue increased by 7% and service revenue increased by 2%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced 5% product revenue growth, with increases in Mexico, India, and Brazil, partially offset by a decrease in China. Product revenue in Russia was flat.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,658	$5,167	$491	10%	$16,719	$15,547	$1,172	8%
Percentage of product revenue	58.2%	55.5%			57.9%	57.5%
EMEA	2,642	2,594	48	2%	7,681	7,208	473	7%
Percentage of product revenue	27.2%	27.9%			26.6%	26.6%
APJC	1,422	1,543	(121)	(8)%	4,486	4,312	174	4%
Percentage of product revenue	14.6%	16.6%			15.5%	15.9%
Total	$9,722	$9,304	$418	4%	$28,885	$27,067	$1,818	7%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Product revenue in the Americas segment increased by 10%, led by growth in the enterprise, public sector and commercial markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased by 12% in the United States while product revenue in Canada, Mexico and Brazil decreased by 8%, 6% and 5%, respectively.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
The increase in product revenue in the Americas segment was led by growth in the enterprise, public sector and commercial markets. These increases were partially offset by a product revenue decline in the service provider market. From a country perspective, product revenue increased by 9% in the United States, 32% in Mexico, 7% in Canada and 3% in Brazil.
EMEA
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Product revenue in the EMEA segment increased by 2%, with growth in the public sector and enterprise markets partially offset by declines in the service provider and commercial markets. From a country perspective, product revenue growth was driven by a 13% increase in the United Kingdom. Product revenue from emerging countries within EMEA increased by 10% while product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, was flat.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Product revenue in the EMEA segment increased by 7%, with growth in the public sector and enterprise markets partially offset by declines in the service provider and commercial markets. Product revenue from emerging countries within EMEA increased by 7%, and product revenue for the remainder of the EMEA segment also increased by 7%.
APJC
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Product revenue in the APJC segment decreased by 8%, driven by declines in the commercial, service provider and enterprise markets, partially offset by growth in the public sector market. From a country perspective, the product revenue decline was driven by a 21% decrease in China. We also saw decreases of 18% in Australia and 10% in India, partially offset by a product revenue increase in Japan of 6%.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Product revenue in the APJC segment increased 4%, with growth in the public sector, enterprise and commercial markets partially offset by a decline in the service provider market. From a country perspective, product revenue increased by 18% in India and 10% in Japan, while product revenue in China decreased by 12%.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$7,545	$7,180	$365	5%	$22,315	$20,870	$1,445	7%
Applications	1,431	1,310	121	9%	4,315	3,697	618	17%
Security	707	583	124	21%	2,016	1,725	291	17%
Other Products	39	231	(192)	(83)%	239	775	(536)	(69)%
Total	$9,722	$9,304	$418	4%	$28,885	$27,067	$1,818	7%
Amounts may not sum and percentages may not recalculate due to rounding.
Infrastructure Platforms
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue increased by 5%, or $365 million, with solid growth across the portfolio. The growth in switching was driven by an increase in sales of our intent-based networking Catalyst 9000 Series and strength in our Application Centric Infrastructure (ACI) portfolio. Revenue from our routing products increased driven by growth in our software-defined wide area network (SD-WAN) products. We experienced solid revenue growth from wireless products driven by growth across the portfolio. Revenue from data center also increased driven by higher sales of our hyperconverged data center offering, HyperFlex, and our server products.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Revenue from the Infrastructure Platforms product category increased 7%, or $1,445 million, with growth across the portfolio. Switching had solid growth, with solid revenue growth in campus switching driven by an increase in sales of our intent-based networking Catalyst 9000 Series, and with revenue growth in data center switching driven by increased revenue from our ACI portfolio. Routing experienced revenue growth driven by an increase in sales of SD-WAN products. We experienced double digit revenue growth from wireless products driven by growth across the portfolio. Revenue from data center increased driven by higher sales of HyperFlex and our server products.
Applications
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and analytics software offerings from Jasper and AppDynamics, respectively. Revenue in our Applications product category increased by 9%, or $121 million, with growth across all of the business. We had solid revenue growth in unified communications software, TelePresence and analytics from AppDynamics.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Revenue in our Applications product category increased by 17%, or $618 million, with strong revenue growth in unified communications, TelePresence and analytics from AppDynamics.
Security
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Revenue in our Security product category increased 21%, or $124 million, driven by strong sales of our identity and access, advanced threat security and unified threat management products. The acquisition of Duo Security in the first quarter of fiscal 2019 also contributed to the revenue increase in this product category.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Revenue in our Security product category increased 17%, or $291 million, driven by higher sales of identity and access, advanced threat security, unified threat management and web security products. The acquisition of Duo Security in the first quarter of fiscal 2019 also contributed to the revenue increase in this product category.
Other Products
The decrease in revenue from our Other Products category for the third quarter and first nine months of fiscal 2019, compared to the corresponding periods of fiscal 2018, was primarily driven by a decrease in revenue from the SPVSS business which we divested on October 28, 2018.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,036	$1,994	$42	2%	$6,079	$5,968	$111	2%
Percentage of service revenue	62.9%	63.1%			63.4%	63.4%
EMEA	715	687	28	4%	2,123	2,044	79	4%
Percentage of service revenue	22.1%	21.8%			22.1%	21.7%
APJC	485	478	7	2%	1,389	1,407	(18)	(1)%
Percentage of service revenue	15.0%	15.1%			14.5%	14.9%
Total	$3,236	$3,159	$77	2%	$9,591	$9,419	$172	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Service revenue increased 2%, driven by an increase in software and solution support offerings. Service revenue not including the SPVSS business in the prior year period increased by 3%. Service revenue increased across all geographic segments.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Service revenue increased 2%, driven by an increase in software and solution support offerings. Service revenue increased in the Americas and EMEA segments, partially offset by decreased revenue in our APJC segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Gross margin:
Product	$6,029	$5,679	62.0%	61.0%	$17,779	$16,473	61.6%	60.9%
Service	2,144	2,080	66.3%	65.8%	6,313	6,211	65.8%	65.9%
Total	$8,173	$7,759	63.1%	62.3%	$24,092	$22,684	62.6%	62.2%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2019, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2018	61.0%	60.9%
Productivity (1)	1.9%	1.5%
Product pricing	(1.1)%	(1.3)%
Mix of products sold	(0.7)%	(0.5)%
Impact from divestiture of SPVSS business	0.7%	0.6%
Legal and indemnification settlements	—%	0.4%
Other	0.2%	—%
Fiscal 2019	62.0%	61.6%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Product gross margin increased by 1.0 percentage point driven by productivity improvements, partially offset by unfavorable impacts from product pricing and product mix. Our product gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019.
Productivity improvements were driven by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes and transformation processes) and continued operational efficiency in manufacturing operations. The negative pricing impact, which was lower than the year-over-year impact we experienced in the third quarter of fiscal 2018, was driven by typical market factors and impacted each of our geographic segments and customer markets. The unfavorable product mix impact was driven by our products within the Infrastructure Platforms product category. Our product gross margin also benefited from lower amortization expense from purchased intangible assets related to the divestiture of the SPVSS business on October 28, 2018.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Product gross margin increased by 0.7 percentage points driven by productivity improvements, partially offset by unfavorable impacts from product pricing and product mix. Our product gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019. A charge of $127 million to product cost of sales recorded in the first nine months of fiscal 2018 related to legal and indemnification settlements also contributed to the increase.
Service Gross Margin
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Our service gross margin percentage increased by 0.5 percentage points due to higher sales volume, partially offset by increased delivery costs.
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
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Service gross margin percentage decreased by 0.1 percentage points due to increased headcount-related costs and increased delivery costs. These cost impacts were partially offset by the resulting benefit to gross margin of higher sales volume.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Gross margin:
Americas	$5,046	$4,614	65.6%	64.4%	$14,911	$13,950	65.4%	64.8%
EMEA	2,166	2,109	64.5%	64.3%	6,307	5,925	64.3%	64.0%
APJC	1,158	1,247	60.7%	61.7%	3,467	3,506	59.0%	61.3%
Segment total	8,370	7,970	64.6%	63.9%	24,686	23,381	64.2%	64.1%
Unallocated corporate items (1)	(197)	(211)			(594)	(697)
Total	$8,173	$7,759	63.1%	62.3%	$24,092	$22,684	62.6%	62.2%

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
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements partially offset by unfavorable impacts from pricing and mix. The unfavorable product mix impact was driven by our products within the Infrastructure Platforms product category.
Product gross margin in our EMEA segment increased due to productivity improvements, partially offset by negative impacts from pricing and mix.
The APJC segment gross margin percentage decrease was due to negative impacts from pricing, partially offset by productivity improvements.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
The Americas segment had a gross margin percentage increase driven by productivity improvements, partially offset by unfavorable impacts from pricing and mix.
The gross margin percentage increase in our EMEA segment was due to productivity improvements, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage decrease was due to negative impacts from pricing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent	April 27, 2019	April 28, 2018	Variance in Dollars	Variance in Percent
Research and development	$1,659	$1,590	$69	4%	$4,824	$4,706	$118	3%
Percentage of revenue	12.8%	12.8%			12.5%	12.9%
Sales and marketing	2,403	2,325	78	3%	7,084	6,894	190	3%
Percentage of revenue	18.5%	18.7%			18.4%	18.9%
General and administrative	541	561	(20)	(4)%	1,261	1,601	(340)	(21)%
Percentage of revenue	4.2%	4.5%			3.3%	4.4%
Total	$4,603	$4,476	$127	3%	$13,169	$13,201	$(32)	—%
Percentage of revenue	35.5%	35.9%			34.2%	36.2%

R&D Expenses
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
R&D expenses increased primarily due to increases in headcount-related expenses, acquisition-related/divestiture costs, contracted services and discretionary spending. These increases were partially offset by lower share-based compensation expense.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
R&D expenses increased due to higher headcount-related expenses, contracted services and acquisition-related/divestiture costs. These increases were partially offset by lower share-based compensation expense and discretionary spending.

Sales and Marketing Expenses
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Sales and marketing expenses increased due to higher headcount-related expenses and higher discretionary spending, partially offset by lower share-based compensation expense.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Sales and marketing expenses increased due to higher discretionary spending, higher headcount-related expenses and, to a lesser extent, higher contracted services and higher acquisition-related/divestiture costs, partially offset by lower share-based compensation expense.

G&A Expenses
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
G&A expenses decreased due to lower contracted services and lower acquisition-related/divestiture costs, partially offset by higher discretionary spending and, to a lesser extent, higher headcount-related expenses.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
G&A expenses decreased due to a benefit from the $400 million litigation settlement with Arista and lower contracted services, partially offset by higher discretionary spending and higher headcount-related expenses.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effect of Foreign Currency
In the third quarter of fiscal 2019, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $78 million, or 1.7%, compared with the third quarter of fiscal 2018.
In the first nine months of fiscal 2019, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $180 million, or 1.4%, compared with the first nine months of fiscal 2018.
Share-Based Compensation Expense
The following table presents share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Cost of sales—product	$22	$24	$67	$70
Cost of sales—service	32	33	96	98
Share-based compensation expense in cost of sales	54	57	163	168
Research and development	135	139	398	409
Sales and marketing	124	142	386	412
General and administrative	63	61	190	189
Restructuring and other charges	3	6	45	24
Share-based compensation expense in operating expenses	325	348	1,019	1,034
Total share-based compensation expense	$379	$405	$1,182	$1,202
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
The decrease in share-based compensation expense was due primarily to higher forfeitures.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
The decrease in share-based compensation expense was due primarily to higher forfeitures, partially offset by higher restructuring charges.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Amortization of purchased intangible assets:
Cost of sales	$157	$177	$464	$491
Operating expenses	39	67	112	188
Total	$196	$244	$576	$679
The decrease in amortization of purchased intangible assets in the third quarter and first nine months of fiscal 2019, as compared with the corresponding periods of fiscal 2018, was due largely to the purchased intangible assets related to the divestiture of SPVSS business on October 28, 2018, partially offset by amortization from our recent acquisitions.
Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 in order to realign our organization and enable further investment in key priority areas, with estimated pretax charges of approximately $600 million. In connection with this restructuring plan, we incurred charges of $18 million and $282 million for the third quarter and first nine months of fiscal 2019, respectively, and have incurred cumulative charges of $390 million since inception. We expect this restructuring plan to be substantially completed in the first half of fiscal 2020.
We incurred restructuring and other charges of $82 million and $332 million for the third quarter and first nine months of fiscal 2018, respectively, in connection with restructuring plans initiated during fiscal 2018 and fiscal 2017.

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
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 27, 2019	April 28, 2018	April 27, 2019	April 28, 2018
Operating income	$3,513	$3,134	$10,529	$8,963
Operating income as a percentage of revenue	27.1%	25.1%	27.4%	24.6%
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
Operating income increased by 12%, and as a percentage of revenue operating income increased by 2.0 percentage points. These increases resulted primarily from: a revenue increase, a gross margin percentage increase (driven by productivity improvements and sale of our lower margin SPVSS business during the second quarter of fiscal 2019, partially offset by unfavorable impacts from pricing and mix), and lower restructuring and other charges.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
Operating income increased by 17% and as a percentage of revenue operating income increased by 2.8 percentage points. These increases resulted primarily from: a revenue increase, a gross margin percentage increase, a benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019, and lower restructuring and other charges.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	April 27, 2019	April 28, 2018	Variance in Dollars
Interest income	$331	$380	$(49)	$1,003	$1,155	$(152)
Interest expense	(211)	(237)	26	(655)	(719)	64
Interest income (expense), net	$120	$143	$(23)	$348	$436	$(88)
Interest income decreased, driven by a decrease in the average balance of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance, partially offset by the impact of higher effective interest rates.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 27, 2019	April 28, 2018	Variance in Dollars	April 27, 2019	April 28, 2018	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(7)	$(39)	$32	$(18)	$(131)	$113
Marketable equity investments	(57)	56	(113)	—	239	(239)
Non-marketable equity and other investments	58	(11)	69	59	26	33
Net gains (losses) on investments	(6)	6	(12)	41	134	(93)
Other gains (losses), net	(12)	(30)	18	(51)	(86)	35
Other income (loss), net	$(18)	$(24)	$6	$(10)	$48	$(58)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized losses as a result of market conditions, and the timing of sales of these investments.
The total change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses.
The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher realized and unrealized gains and lower impairment charges.
The change in other gains (losses), net was primarily driven by higher donation expense in the prior year, partially offset by net unfavorable foreign exchange impacts.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized losses as a result of market conditions, and the timing of sales of these investments.
The total change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses.
The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher unrealized gains and lower impairment charges partially offset by lower realized gains.
The change in other gains (losses), net was driven by higher donation expense in the prior year, and favorable foreign exchange impacts.
Provision for Income Taxes
Three Months Ended April 27, 2019 Compared with Three Months Ended April 28, 2018
The provision for income taxes resulted in an effective tax rate of 15.8% for the third quarter of fiscal 2019 compared with 17.3% for the third quarter of fiscal 2018. The decrease in the effective tax rate was primarily due to a decrease in the U.S. federal tax rate from 27% to 21% as the result of enactment of Tax Act, partially offset by a provisional tax adjustment recorded in the third quarter of fiscal 2018 relating to U.S transition tax on accumulated earnings of foreign subsidiaries and re-measurement of net DTA.
Our effective tax rate will increase or decrease based upon the tax effect of the difference between the share-based compensation expenses and the benefits taken on the company's tax returns. We recognize excess tax benefits on a discrete basis and therefore anticipate the effective tax rate to vary from quarter to quarter depending on our share price in each period.
Nine Months Ended April 27, 2019 Compared with Nine Months Ended April 28, 2018
The provision for income taxes resulted in an effective tax rate of 13.4% for the first nine months of fiscal 2019 compared with 139.1% for the first nine months of fiscal 2018. The decrease in the effective tax rate was primarily due to the one-time transition tax on accumulated earnings of foreign subsidiaries, foreign withholding tax, and DTA re-measurement recorded during the first nine months of fiscal 2018.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 27, 2019	July 28, 2018	Increase (Decrease)
Cash and cash equivalents	$10,251	$8,934	$1,317
Available-for-sale debt investments	24,387	37,009	(12,622)
Marketable equity securities	5	605	(600)
Total	$34,643	$46,548	$(11,905)
The decrease in cash and cash equivalents and investments in the first nine months of fiscal 2019 was primarily driven by cash returned to shareholders in the form of repurchases of common stock of $16.0 billion under the stock repurchase program and cash dividends of $4.5 billion; net cash paid for acquisitions and divestitures of $2.2 billion; a net decrease in debt of $2.0 billion and capital expenditures of $0.7 billion. These uses of cash were partially offset by cash provided by operating activities of $11.9 billion and timing of settlements of investments and other of $1.8 billion.
In addition to cash requirements in the normal course of business, approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries is payable in less than one year. Additionally, $4.5 billion of long-term debt and approximately $3.3 billion of commercial paper notes outstanding at April 27, 2019 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 27, 2019	April 28, 2018
Net cash provided by operating activities	$11,889	$9,566
Acquisition of property and equipment	(701)	(620)
Free cash flow	$11,188	$8,946
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We consider free cash flow to be a liquidity measure that provides useful information to management and investors because of our intent to return a stated percentage of free cash flow to shareholders in the form of dividends and stock repurchases. We further regard free cash flow as a useful measure because it reflects cash that can be used to, among other things, invest in our business, make strategic acquisitions, repurchase common stock, and pay dividends on our common stock, after deducting capital investments. A limitation of the utility of free cash flow as a measure of financial performance and liquidity is that the free cash flow does not represent the total increase or decrease in our cash balance for the period. In addition, we have other required uses of cash, including repaying the principal of our outstanding indebtedness. Free cash flow is not a measure calculated in accordance with U.S. generally accepted accounting principles and should not be regarded in isolation or as an alternative for net cash provided by operating activities or any other measure calculated in accordance with such principles, and other companies may calculate free cash flow in a different manner than we do.
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2019
April 27, 2019	$0.35	$1,519	116	$52.14	$6,020	$7,539
January 26, 2019	$0.33	$1,470	111	$45.09	$5,016	$6,486
October 27, 2018	$0.33	$1,500	109	$46.01	$5,026	$6,526

Fiscal 2018
July 28, 2018	$0.33	$1,535	138	$43.58	$6,015	$7,550
April 28, 2018	$0.33	$1,572	140	$42.83	$6,015	$7,587
January 27, 2018	$0.29	$1,425	103	$39.07	$4,011	$5,436
October 28, 2017	$0.29	$1,436	51	$31.80	$1,620	$3,056

On February 13, 2019, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $18 billion, with no termination date.
The purchase price for the shares of our stock repurchased is reflected as a reduction to shareholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings/increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital. As a result of future stock repurchases, we may continue to report an accumulated deficit in future periods in shareholders’ equity.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	April 27, 2019	July 28, 2018	Increase (Decrease)
Accounts receivable, net	$3,795	$5,554	$(1,759)
Our accounts receivable net, as of April 27, 2019 decreased by approximately 32%, as compared with the end of fiscal 2018, primarily due to product and service billings being more linear in the third quarter of fiscal 2019 compared with the fourth quarter of fiscal 2018.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	April 27, 2019	July 28, 2018	Increase (Decrease)
Inventories	$1,513	$1,846	$(333)
Inventory as of April 27, 2019 decreased by 18% from our inventory balance at the end of fiscal 2018. The decrease in inventory was due primarily to lower deferred cost of sales related to the adoption of ASC 606 in the beginning of our first quarter of fiscal 2019.

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

Commitments by Period	April 27, 2019	July 28, 2018
Less than 1 year	$4,738	$5,407
1 to 3 years	734	710
3 to 5 years	90	360
Total	$5,562	$6,477
Purchase commitments with contract manufacturers and suppliers decreased 14% compared to the end of fiscal 2018. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 15% compared with the end of fiscal 2018.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 27, 2019	July 28, 2018	Increase (Decrease)
Lease receivables, net	$2,387	$2,576	$(189)
Loan receivables, net	5,163	4,939	224
Financed service contracts, net	2,341	2,316	25
Total, net	$9,891	$9,831	$60
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type and direct-financing leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables increased by 1%. We expect to continue to expand the use of our financing programs in the near term.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The volume of channel partner financing was $21.7 billion and $20.7 billion for the first nine months of fiscal 2019 and 2018, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.0 billion as of April 27, 2019 and July 28, 2018, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 27, 2019, the total maximum potential future payments related to these guarantees was approximately $240 million, of which approximately $81 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 27, 2019	July 28, 2018
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.50%	March 1, 2019	$—	$500
Three-month LIBOR plus 0.34%	September 20, 2019	500	500
Fixed-rate notes:
4.95%	February 15, 2019	—	2,000
1.60%	February 28, 2019	—	1,000
2.125%	March 1, 2019	—	1,750
1.40%	September 20, 2019	1,500	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$20,500	$25,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of April 27, 2019.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $3.3 billion in commercial paper notes outstanding as of April 27, 2019 and no commercial paper notes outstanding as of July 28, 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of April 27, 2019, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 27, 2019	July 28, 2018	Increase (Decrease)
Service	$11,297	$11,431	$(134)
Product	6,159	8,254	(2,095)
Total	$17,456	$19,685	$(2,229)
Reported as:
Current	$10,117	$11,490	$(1,373)
Noncurrent	7,339	8,195	(856)
Total	$17,456	$19,685	$(2,229)
Deferred revenue decreased primarily due to the adoption of ASC 606 in the beginning of our first quarter of fiscal 2019. Of the total deferred revenue decrease related to ASC 606 of $2.8 billion, $2.6 billion relates to deferred product revenue and $0.2 billion relates to deferred service revenue. Of the adjustment to deferred product revenue, $1.3 billion related to our recurring software and subscription offers, $0.6 billion related to two-tier distribution, and the remainder related to non-recurring software and other adjustments.
Contractual Obligations
Operating Leases
We lease office space in many U.S. locations. Outside the United States, larger leased sites include sites in Australia, Belgium, Canada, China, Germany, India, Japan, Mexico, Poland and the United Kingdom. We also lease equipment and vehicles. The future minimum lease payments under all of our noncancelable operating leases with an initial term in excess of one year as of April 27, 2019 were $1.2 billion.
Transition Tax Payable
The income tax payable outstanding as of April 27, 2019 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $7.4 billion. Approximately $0.7 billion is payable in less than one year; $1.3 billion is payable between 1 to 3 years; $1.9 billion is payable between 3 to 5 years; and the remaining $3.5 billion is payable in more than 5 years. See Note 17 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 13 to the Consolidated Financial Statements.
Other Funding Commitments We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $345 million as of April 27, 2019, compared with $223 million as of July 28, 2018.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of April 27, 2019 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of April 27, 2019. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 27, 2019. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 27, 2019, our financing receivables had a carrying value of $9.9 billion, compared with $9.8 billion as of July 28, 2018. As of April 27, 2019, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 27, 2019, we had $20.5 billion in principal amount of senior notes outstanding, which consisted of $0.5 billion floating-rate notes and $20.0 billion fixed-rate notes. The carrying amount of the senior notes was $20.4 billion, and the related fair value based on market prices was $21.6 billion. As of April 27, 2019, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.5 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.

Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. To manage our exposure to changes in the fair value of certain equity securities, we may enter into equity derivatives designated as hedging instruments. As of April 27, 2019, the total fair value of our investments in marketable equity securities was $5 million.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of April 27, 2019, the total carrying amount of our investments in non-marketable equity and other investments was $1.3 billion, compared with $1.1 billion at July 28, 2018. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 27, 2019		July 28, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,259	$4	$1,850	$(2)
Sold	$1,408	$(4)	$845	$2
Option contracts:
Purchased	$40	$—	$—	$—
Sold	$39	$—	$—	$—
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2019, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $180 million, or 1.4%, compared with the first nine months of fiscal 2018. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Service provider product orders decreased in the third quarter of fiscal 2019, and in certain prior periods, and at various times in the past we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors include Amazon Web Services LLC; Arista Networks, Inc.; ARRIS Group, Inc.; Check Point Software Technologies Ltd.; Dell Technologies Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Lenovo Group Limited; LogMeIn, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Nutanix, Inc.; Palo Alto Networks, Inc.; Symantec Corporation; Ubiquiti Networks, Inc.; VMware, Inc. and Zoom Video Communications, Inc.; among others.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

•	Foreign currency exchange rates

•	Political or social unrest

•
Economic instability or weakness or natural disasters in a specific country or region, including the current economic challenges in China and global economic ramifications of Chinese economic difficulties; instability as a result of Brexit; environmental protection measures, trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries or affect our ability to procure components

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

ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $206 million for the alleged evasion of import and other taxes, $1.3 billion for interest, and $1.0 billion for various penalties, all determined using an exchange rate as of April 27, 2019. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 13 to the Consolidated Financial Statements, subsection (g) “Legal Proceedings.”
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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the third quarter of fiscal 2019, we have senior unsecured notes outstanding in an aggregate principal amount of $20.5 billion that mature at specific dates from calendar year 2019 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had $3.3 billion in commercial paper notes outstanding under this program as of April 27, 2019. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually, except $0.5 billion of the notes which bears interest at a floating rate payable quarterly. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 27, 2019 to February 23, 2019	32	$47.74	32	$22,475
February 24, 2019 to March 23, 2019	40	$52.15	40	$20,400
March 24, 2019 to April 27, 2019	44	$55.31	44	$17,974
Total	116	$52.14	116
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 13, 2019, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $18 billion, with no termination date.
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

Cisco Systems, Inc.

Date:	May 21, 2019	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)