Form 10-Q
period 2019-10-26
CISCO SYSTEMS, INC.
filed 2019-11-19
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 14, 2019: 4,242,262,570
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 26, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 26, 2019	July 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$8,587	$11,750
Investments	19,448	21,663
Accounts receivable, net of allowance for doubtful accounts of $136 as of each October 26, 2019 and July 27, 2019	4,878	5,491
Inventories	1,344	1,383
Financing receivables, net	5,026	5,095
Other current assets	2,433	2,373
Total current assets	41,716	47,755
Property and equipment, net	2,669	2,789
Financing receivables, net	4,831	4,958
Goodwill	33,578	33,529
Purchased intangible assets, net	2,107	2,201
Deferred tax assets	3,963	4,065
Other assets	3,628	2,496
TOTAL ASSETS	$92,492	$97,793
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,000	$10,191
Accounts payable	2,016	2,059
Income taxes payable	794	1,149
Accrued compensation	2,735	3,221
Deferred revenue	10,646	10,668
Other current liabilities	4,406	4,424
Total current liabilities	24,597	31,712
Long-term debt	14,497	14,475
Income taxes payable	8,919	8,927
Deferred revenue	7,956	7,799
Other long-term liabilities	2,100	1,309
Total liabilities	58,069	64,222
Commitments and contingencies (Note 14)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,241 and 4,250 shares issued and outstanding at October 26, 2019 and July 27, 2019, respectively	40,321	40,266
Accumulated deficit	(5,083)	(5,903)
Accumulated other comprehensive loss	(815)	(792)
Total equity	34,423	33,571
TOTAL LIABILITIES AND EQUITY	$92,492	$97,793
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 26, 2019	October 27, 2018
REVENUE:
Product	$9,878	$9,890
Service	3,281	3,182
Total revenue	13,159	13,072
COST OF SALES:
Product	3,524	3,799
Service	1,171	1,127
Total cost of sales	4,695	4,926
GROSS MARGIN	8,464	8,146
OPERATING EXPENSES:
Research and development	1,666	1,608
Sales and marketing	2,480	2,410
General and administrative	519	211
Amortization of purchased intangible assets	36	34
Restructuring and other charges	184	78
Total operating expenses	4,885	4,341
OPERATING INCOME	3,579	3,805
Interest income	273	344
Interest expense	(178)	(221)
Other income (loss), net	12	(19)
Interest and other income (loss), net	107	104
INCOME BEFORE PROVISION FOR INCOME TAXES	3,686	3,909
Provision for income taxes	760	360
NET INCOME	$2,926	$3,549

Net income per share:
Basic	$0.69	$0.78
Diluted	$0.68	$0.77
Shares used in per-share calculation:
Basic	4,246	4,565
Diluted	4,273	4,614
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 26, 2019	October 27, 2018
Net income	$2,926	$3,549
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(14) and $13 for the first quarter of fiscal 2020 and fiscal 2019, respectively	73	5
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $5 and $0 for the first quarter of fiscal 2020 and fiscal 2019, respectively	(5)	6
	68	11
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1 for each of the first quarter of fiscal 2020 and fiscal 2019	—	(3)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 for each of the first quarter of fiscal 2020 and fiscal 2019	—	—
	—	(3)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $(1) for the first quarter of fiscal 2020 and fiscal 2019, respectively	(91)	(209)
Other comprehensive loss	(23)	(201)
Comprehensive income	2,903	3,348
Comprehensive (income) loss attributable to noncontrolling interests	—	—
Comprehensive income attributable to Cisco Systems, Inc.	$2,903	$3,348
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 26, 2019	October 27, 2018
Cash flows from operating activities:
Net income	$2,926	$3,549
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	461	465
Share-based compensation expense	395	403
Provision for receivables	50	8
Deferred income taxes	81	(72)
(Gains) losses on divestitures, investments and other, net	(8)	7
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	515	892
Inventories	34	(34)
Financing receivables	146	273
Other assets	59	(295)
Accounts payable	(45)	(153)
Income taxes, net	(330)	(437)
Accrued compensation	(473)	(348)
Deferred revenue	158	(309)
Other liabilities	(382)	(186)
Net cash provided by operating activities	3,587	3,763
Cash flows from investing activities:
Purchases of investments	(2,028)	(484)
Proceeds from sales of investments	2,342	2,805
Proceeds from maturities of investments	1,966	2,541
Acquisitions and divestitures	(163)	(1,964)
Purchases of investments in privately held companies	(54)	(29)
Return of investments in privately held companies	57	16
Acquisition of property and equipment	(202)	(212)
Proceeds from sales of property and equipment	4	2
Net cash provided by investing activities	1,922	2,675
Cash flows from financing activities:
Issuances of common stock	2	8
Repurchases of common stock—repurchase program	(784)	(5,076)
Shares repurchased for tax withholdings on vesting of restricted stock units	(194)	(318)
Short-term borrowings, original maturities of 90 days or less, net	(3,470)	—
Repayments of debt	(2,720)	—
Dividends paid	(1,486)	(1,500)
Other	(16)	(59)
Net cash used in financing activities	(8,668)	(6,945)
Net decrease in cash, cash equivalents, and restricted cash	(3,159)	(507)
Cash, cash equivalents, and restricted cash, beginning of period	11,772	8,993
Cash, cash equivalents, and restricted cash, end of period	$8,613	$8,486

Supplemental cash flow information:
Cash paid for interest	$204	$271
Cash paid for income taxes, net	$1,009	$869

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 26, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 27, 2019	4,250	$40,266	$(5,903)	$(792)	$33,571	$—	$33,571
Net income			2,926		2,926		2,926
Other comprehensive loss				(23)	(23)		(23)
Issuance of common stock	11	2			2		2
Repurchase of common stock	(16)	(148)	(620)		(768)		(768)
Shares repurchased for tax withholdings on vesting of restricted stock units	(4)	(194)			(194)		(194)
Cash dividends declared ($0.35 per common share)			(1,486)		(1,486)		(1,486)
Share-based compensation		395			395		395
BALANCE AT OCTOBER 26, 2019	4,241	$40,321	$(5,083)	$(815)	$34,423	$—	$34,423

Three Months Ended October 27, 2018	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Cisco Shareholders’ Equity	Non-controlling Interests	Total Equity
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204	$—	$43,204
Net income			3,549		3,549		3,549
Other comprehensive loss				(201)	(201)	—	(201)
Issuance of common stock	19	8			8		8
Repurchase of common stock	(109)	(1,016)	(4,010)		(5,026)		(5,026)
Shares repurchased for tax withholdings on vesting of restricted stock units	(7)	(318)			(318)		(318)
Cash dividends declared ($0.33 per common share)			(1,500)		(1,500)		(1,500)
Effect of adoption of accounting standards			3,897	(168)	3,729		3,729
Share-based compensation		403			403		403
BALANCE AT OCTOBER 27, 2018	4,517	$41,897	$3,169	$(1,218)	$43,848	$—	$43,848

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2020 and fiscal 2019 are each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 26, 2019 and for the first quarter of fiscal 2020 and fiscal 2019, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2019 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2019.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 26, 2019, the results of operations, the statements of comprehensive income, the statements of cash flows and the statements of equity for the first quarter of fiscal 2020 and fiscal 2019, as applicable, have been made. The results of operations for the first quarter of fiscal 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. We have evaluated subsequent events through the date that the financial statements were issued.

2.	Recent Accounting Pronouncements

(a)	New Accounting Updates Recently Adopted
Leases In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 842, Leases, a new standard requiring lessees to recognize operating and finance lease liabilities on the balance sheet, as well as corresponding right-of-use (ROU) assets. This standard also made some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. In addition, new disclosures are required to enable users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. ASC 842 requires adoption using the modified retrospective approach, with the option of applying the requirements of the standard either i) retrospectively to each prior comparative reporting period presented, or ii) retrospectively at the beginning of the period of adoption. We adopted this standard at the beginning of our first quarter of fiscal 2020 and applied it at the beginning of the period of adoption and did not restate prior periods. We adopted ASC 842 on July 28, 2019 which resulted in the recognition of $1.2 billion of operating lease ROU assets included in other assets and $1.2 billion of operating lease liabilities included in other current liabilities and other long-term liabilities. There were no transition adjustments recorded from the adoption of ASC 842 as a lessor.
We have elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, classification of a lease and definition of a lease. We also elected additional practical expedients which resulted in: i) allowing us not to reassess the accounting treatment for existing or expired land easements in transition; ii) combining lease and non-lease components and iii) not recording leases with an initial term of less than 12 months on our Consolidated Balance Sheet.
As a lessee, we determine if an arrangement is a lease at commencement. Our ROU lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use incremental borrowing rates based on information available at the commencement date to determine the present value of our lease payments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As a lessor, we determine if an arrangement is a lease at inception. We provide leasing arrangements for our equipment to certain qualified customers. Our lease portfolio primarily consists of sales-type leases. We allocate the consideration in a bundled contract with our customers based on relative standalone selling prices of our lease and non-lease components. The residual value on our leased equipment is determined at the inception of the lease based on an analysis of estimates of the value of equipment, market factors and historical customer behavior. Residual value estimates are reviewed on a periodic basis and other-than-temporary declines are expensed in the period they occur. Our leases generally provide an end-of-term option for the customer to extend the lease under mutually-agreed terms, return the leased equipment, or purchase the equipment for either the then-market value of the equipment or a pre-determined purchase price. If a customer chooses to terminate their lease prior to the original end of term date, the customer is required to pay all remaining lease payments in full.
For additional information, see Note 8.

(b)	Recent Accounting Standards or Updates Not Yet Effective
Credit Losses of Financial Instruments In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The accounting standard update will be effective for us beginning in the first quarter of fiscal 2021 on a modified retrospective basis. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes contractual potential penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended
	October 26, 2019	October 27, 2018
Revenue:
Infrastructure Platforms	$7,538	$7,622
Applications	1,499	1,419
Security	815	670
Other Products	26	178
Total Product	9,878	9,890
Services	3,281	3,182
Total (1)	$13,159	$13,072
Amounts may not sum due to rounding.
(1) During the second quarter of fiscal 2019, we completed the divestiture of the Service Provider Video Software Solutions (“SPVSS”) business. Total revenue includes SPVSS business revenue of $168 million for the first quarter of fiscal 2019.
Infrastructure Platforms consist of our core networking technologies of switching, routing, wireless, and data center products that are designed to work together to deliver networking capabilities and transport and/or store data. These technologies consist of both hardware and software offerings, including software licenses and SaaS, that help our customers build networks, automate, orchestrate, integrate, and digitize data. We are shifting and expanding more of our business to software and subscriptions across our core networking portfolio. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other Products primarily includes our cloud and system management products. These products include both hardware and software licenses. Our offerings in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control.
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
The sales arrangements as discussed above are typically made pursuant to customer purchase orders based on master purchase or partner agreements. Cash is received based on our standard payment terms which is typically 30 days. We provide financing arrangements to customers for all of our hardware, software and service offerings. Refer to Note 9 for additional information. For these arrangements, cash is typically received over time.

(b)	Contract Balances
Accounts receivable, net was $4.9 billion as of October 26, 2019 compared to $5.5 billion as of July 27, 2019, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of October 26, 2019 and July 27, 2019, our contract assets for these unbilled receivables were $954 million and $860 million, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $18.6 billion as of October 26, 2019 compared to $18.5 billion as of July 27, 2019. We recognized approximately $3.7 billion of revenue during the first quarter of fiscal 2020, that was included in the deferred revenue balance at July 27, 2019.

(c)	Remaining Performance Obligations
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of October 26, 2019, the aggregate amount of RPO was $24.9 billion, comprised of $18.6 billion of deferred revenue and $6.3 billion of unbilled contract revenue. We expect approximately 56% of this amount to be recognized as revenue over the next year. As of July 27, 2019, the aggregate amount of RPO was $25.3 billion, comprised of $18.5 billion of deferred revenue and $6.8 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

(d)	Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $707 million and $750 million as of October 26, 2019 and July 27, 2019, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $116 million and $112 million for the first quarter of fiscal 2020 and fiscal 2019, respectively, and was included in sales and marketing expenses.

4.	Acquisitions and Divestitures
We completed four acquisitions during the first quarter of fiscal 2020. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (four in total)	$182	$(9)	$108	$83
The total purchase consideration related to acquisitions completed during the first quarter of fiscal 2020 consisted of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $10 million. Total transaction costs related to acquisition and divestiture activities were $5 million and $10 million for the first quarter of fiscal 2020 and 2019, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The goodwill generated from acquisitions completed during the first quarter of fiscal 2020 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first quarter of fiscal 2020 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
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
The following table presents the goodwill allocated to our reportable segments as of October 26, 2019 and during the first quarter of fiscal 2020 (in millions):

	Balance at July 27, 2019	Acquisitions	Other	Balance at October 26, 2019
Americas	$21,120	$62	$(21)	$21,161
EMEA	7,977	17	(8)	7,986
APJC	4,432	4	(5)	4,431
Total	$33,529	$83	$(34)	$33,578

“Other” in the table above primarily consists of foreign currency translation as well as immaterial purchase accounting adjustments.

(b)	Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2020 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (four in total)	5.0	$108	—	$—	—	$—	—	$108

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present details of our purchased intangible assets (in millions):

October 26, 2019	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,342	$(2,062)	$1,280
Customer relationships	749	(273)	476
Other	41	(26)	15
Total purchased intangible assets with finite lives	4,132	(2,361)	1,771
In-process research and development, with indefinite lives	336	—	336
Total	$4,468	$(2,361)	$2,107

July 27, 2019	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,270	$(1,933)	$1,337
Customer relationships	840	(331)	509
Other	41	(22)	19
Total purchased intangible assets with finite lives	4,151	(2,286)	1,865
In-process research and development, with indefinite lives	336	—	336
Total	$4,487	$(2,286)	$2,201

Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Amortization of purchased intangible assets:
Cost of sales	$166	$151
Operating expenses	36	34
Total	$202	$185

The estimated future amortization expense of purchased intangible assets with finite lives as of October 26, 2019 is as follows (in millions):

Fiscal Year	Amount
2020 (remaining nine months)	$579
2021	$586
2022	$328
2023	$187
2024	$89
Thereafter	$2

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.	Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 (the “Fiscal 2018 Plan”) in order to realign the organization and enable further investment in key priority areas with estimated pretax charges of approximately $600 million. These aggregate pretax charges are primarily cash-based and consist of employee severance and other one-time termination benefits, and other associated costs. In connection with the Fiscal 2018 Plan, we have incurred charges of $184 million for the first quarter of fiscal 2020, and have incurred cumulative charges of $614 million. We do not expect to incur significant charges under the Fiscal 2018 Plan in the future and expect this plan to be substantially completed in the first half of fiscal 2020.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2019	$—	$5	$22	$6	$33
Charges	—	—	175	9	184
Cash payments	—	—	(154)	(1)	(155)
Non-cash items	—	(2)	—	(13)	(15)
Liability as of October 26, 2019	$—	$3	$43	$1	$47

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2018	$41	$13	$19	$—	$73
Charges	—	—	54	24	78
Cash payments	(10)	(1)	(52)	(1)	(64)
Non-cash items	—	—	—	(23)	(23)
Liability as of October 27, 2018	$31	$12	$21	$—	$64

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	October 26, 2019	July 27, 2019
Cash and cash equivalents	$8,587	$11,750
Restricted cash included in other current assets	23	21
Restricted cash included in other assets	3	1
Total cash, cash equivalents, and restricted cash	$8,613	$11,772

Inventories:
Raw materials	$424	$374
Work in process	9	10
Finished goods:
Deferred cost of sales	87	109
Manufactured finished goods	576	643
Total finished goods	663	752
Service-related spares	226	225
Demonstration systems	22	22
Total	$1,344	$1,383

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,413	$4,545
Computer equipment and related software	908	922
Production, engineering, and other equipment	5,668	5,711
Operating lease assets	438	485
Furniture, fixtures and other	384	376
Total gross property and equipment	11,811	12,039
Less: accumulated depreciation and amortization	(9,142)	(9,250)
Total	$2,669	$2,789

Deferred revenue:
Service	$11,497	$11,709
Product	7,105	6,758
Total	$18,602	$18,467
Reported as:
Current	$10,646	$10,668
Noncurrent	7,956	7,799
Total	$18,602	$18,467

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Leases

(a)	Lessee Arrangements
We lease real estate, IT and other equipment and vehicles. We also have arrangements with certain suppliers and contract manufacturers which includes the leasing of dedicated space and equipment costs. Our leases have the option to extend or terminate the lease when it is reasonably certain that we will exercise that option.
Certain of our lease agreements contain variable lease payments. Our variable lease payments can fluctuate depending on the level of activity or the cost of certain services where we have elected to combine lease and non-lease components. While these payments are not included as part of our lease liabilities, they are recognized as variable lease expense in the period they are incurred.
As of October 26, 2019, our operating lease right-of-use assets were $1.1 billion and were recorded in other assets, and our operating lease liabilities were $1.1 billion, of which $367 million was included in other current liabilities and $780 million was included in other long-term liabilities.
The components of our lease expenses were as follows (in millions):

Three Months Ended
October 26, 2019
Operating lease expense	$113
Short-term lease expense	17
Variable lease expense	40
Total lease expense	$170

Supplemental information related to our operating leases is as follows:

Three Months Ended
October 26, 2019
Weighted-average remaining lease term (in years)	4.2
Weighted-average discount rate	1.9%

Three Months Ended
In millions:	October 26, 2019
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$104
Right-of-use assets obtained in exchange for operating leases liabilities	$48

The maturities of our operating leases (undiscounted) as of October 26, 2019 are as follows (in millions):

Fiscal Year	Amount
2020 (remaining nine months)	$296
2021	308
2022	212
2023	163
2024	102
Thereafter	107
Total lease payments	1,188
Less interest	(41)
Total	$1,147

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the adoption of the new leasing standard, future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 27, 2019 were as follows (in millions):

Fiscal Year	Amount
2020	$441
2021	299
2022	195
2023	120
2024	70
Thereafter	54
Total	$1,179

(b)	Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for the first quarter of fiscal 2020 was $26 million and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of October 26, 2019 are summarized as follows (in millions):

Fiscal Year	Amount
2020 (remaining nine months)	$595
2021	736
2022	470
2023	268
2024	120
Thereafter	29
Total	2,218
Less: Present value of lease payments	2,084
Difference between undiscounted cash flows and discounted cash flows	$134

Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.
Prior to the adoption of the new leasing standard, future minimum lease payments on our lease receivables as of July 27, 2019 were summarized as follows (in millions):

Fiscal Year	Amount
2020	$1,028
2021	702
2022	399
2023	185
2024	53
Total	$2,367

We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by Cisco and the associated accumulated depreciation are summarized as follows (in millions):

	October 26, 2019	July 27, 2019
Operating lease assets	$438	$485
Accumulated depreciation	(274)	(306)
Operating lease assets, net	$164	$179

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our lease income for the first quarter of fiscal 2020 was $44 million and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of October 26, 2019 are summarized as follows (in millions):

Fiscal Year	Amount
2020 (remaining nine months)	$90
2021	64
2022	17
2023	2
Total	$173

9.	Financing Receivables

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of three years on average. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.
A summary of our financing receivables is presented as follows (in millions):

October 26, 2019	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,218	$5,335	$2,433	$9,986
Residual value	138	—	—	138
Unearned income	(134)	—	—	(134)
Allowance for credit loss	(43)	(81)	(9)	(133)
Total, net	$2,179	$5,254	$2,424	$9,857
Reported as:
Current	$976	$2,575	$1,475	$5,026
Noncurrent	1,203	2,679	949	4,831
Total, net	$2,179	$5,254	$2,424	$9,857

July 27, 2019	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,367	$5,438	$2,369	$10,174
Residual value	142	—	—	142
Unearned income	(137)	—	—	(137)
Allowance for credit loss	(46)	(71)	(9)	(126)
Total, net	$2,326	$5,367	$2,360	$10,053
Reported as:
Current	$1,029	$2,653	$1,413	$5,095
Noncurrent	1,297	2,714	947	4,958
Total, net	$2,326	$5,367	$2,360	$10,053

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of October 26, 2019 and July 27, 2019 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
October 26, 2019	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,128	$904	$52	$2,084
Loan receivables	3,267	1,866	202	5,335
Financed service contracts	1,466	935	32	2,433
Total	$5,861	$3,705	$286	$9,852

	INTERNAL CREDIT RISK RATING
July 27, 2019	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,204	$991	$35	$2,230
Loan receivables	3,367	1,920	151	5,438
Financed service contracts	1,413	939	17	2,369
Total	$5,984	$3,850	$203	$10,037

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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of October 26, 2019 and July 27, 2019 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 26, 2019	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$91	$73	$215	$379	$1,705	$2,084	$24	$24
Loan receivables	173	127	242	542	4,793	5,335	11	11
Financed service contracts	140	129	395	664	1,769	2,433	3	3
Total	$404	$329	$852	$1,585	$8,267	$9,852	$38	$38

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2019	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$101	$42	$291	$434	$1,796	$2,230	$13	$13
Loan receivables	257	67	338	662	4,776	5,438	31	31
Financed service contracts	145	131	271	547	1,822	2,369	3	3
Total	$503	$240	$900	$1,643	$8,394	$10,037	$47	$47

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
As of October 26, 2019, we had financing receivables of $188 million, net of unbilled or current receivables, that were greater than 120 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $215 million as of July 27, 2019.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended October 26, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	(3)	27	—	24
Recoveries (write-offs), net	—	(16)	—	(16)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of October 26, 2019	$43	$81	$9	$133

Three months ended October 27, 2018	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(3)	—	(2)	(5)
Foreign exchange and other	(1)	—	—	(1)
Allowance for credit loss as of October 27, 2018	$131	$60	$8	$199

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
Typically, we also consider receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of October 26, 2019 and July 27, 2019, are presented under “(b) Credit Quality of Financing Receivables” above.
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
(Unaudited)

10.	Available-for-Sale Debt Investments and Equity Investments
The following table summarizes our available-for-sale debt investments and equity investments (in millions):

	October 26, 2019	July 27, 2019
Available-for-sale debt investments	$19,445	$21,660
Marketable equity securities	3	3
Total investments	19,448	21,663
Non-marketable equity securities included in other assets (1)	1,151	1,113
Equity method investments included in other assets	66	87
Total	$20,665	$22,863

(1) We held equity interests in certain private equity funds of $0.7 billion and $0.6 billion as of October 26, 2019 and July 27, 2019, respectively, which are accounted for under the NAV practical expedient.

(a)	Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 26, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$1,322	$3	$(1)	$1,324
U.S. government agency securities	98	—	—	98
Corporate debt securities	16,057	153	(11)	16,199
U.S. agency mortgage-backed securities	1,509	9	(8)	1,510
Commercial paper	283	—	—	283
Certificates of deposit	31	—	—	31
Total	$19,300	$165	$(20)	$19,445

July 27, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$808	$1	$(1)	$808
U.S. government agency securities	169	—	—	169
Corporate debt securities	19,188	103	(29)	19,262
U.S. agency mortgage-backed securities	1,425	7	(11)	1,421
Total	$21,590	$111	$(41)	$21,660
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Gross realized gains	$12	$2
Gross realized losses	(2)	(8)
Total	$10	$(6)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 26, 2019 and July 27, 2019 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 26, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$479	$(1)	$25	$—	$504	$(1)
U.S. government agency securities	—	—	98	—	98	—
Corporate debt securities	1,642	(4)	1,200	(7)	2,842	(11)
U.S. agency mortgage-backed securities	378	(1)	462	(7)	840	(8)
Commercial paper	25	—	—	—	25	—
Certificates of deposit	6	—	—	—	6	—
Total	$2,530	$(6)	$1,785	$(14)	$4,315	$(20)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$204	$—	$488	$(1)	$692	$(1)
U.S. government agency securities	—	—	169	—	169	—
Corporate debt securities	2,362	(4)	5,271	(25)	7,633	(29)
U.S. agency mortgage-backed securities	123	—	847	(11)	970	(11)
Total	$2,689	$(4)	$6,775	$(37)	$9,464	$(41)

For available-for-sale debt investments that were in an unrealized loss position as of October 26, 2019, we have determined that no other-than-temporary impairments were required to be recognized.
The following table summarizes the maturities of our available-for-sale debt investments as of October 26, 2019 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,472	$5,481
After 1 year through 5 years	10,604	10,676
After 5 years through 10 years	1,709	1,773
After 10 years	6	5
Mortgage-backed securities with no single maturity	1,509	1,510
Total	$19,300	$19,445

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Summary of Equity Investments
We recorded adjustments to the carrying value of our non-marketable equity securities measured using the measurement alternative as follows (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Adjustments to non-marketable equity securities measured using the measurement alternative:
Upward adjustments	$1	$10
Downward adjustments, including impairments	(2)	(16)
Net adjustments	$(1)	$(6)
Gains and losses recognized on our marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Net gains and losses recognized during the period on equity investments	$7	$8
Less: Net gains and losses recognized on equity investments sold	(8)	(12)
Net unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$(1)	$(4)

(c)	Securities Lending
We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. The average daily balance of securities lending was $21 million and $0.5 billion for the first quarter of fiscal 2020 and 2019, respectively. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 26, 2019 and July 27, 2019, we had no outstanding securities lending transactions.

(d)	Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 26, 2019, except as disclosed herein, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of October 26, 2019, the carrying value of investments in privately held companies was $1.2 billion. $659 million of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $311 million related to these privately held investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these privately held investments.

11.	Fair Value
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 26, 2019 FAIR VALUE MEASUREMENTS			JULY 27, 2019 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,648	$—	$6,648	$10,083	$—	$10,083
Corporate debt securities	—	90	90	—	—	—
Commercial paper	—	60	60	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	1,324	1,324	—	808	808
U.S. government agency securities	—	98	98	—	169	169
Corporate debt securities	—	16,199	16,199	—	19,262	19,262
U.S. agency mortgage-backed securities	—	1,510	1,510	—	1,421	1,421
Commercial paper	—	283	283	—	—	—
Certificates of deposit	—	31	31	—	—	—
Equity investments:
Marketable equity securities	3	—	3	3	—	3
Derivative assets	—	103	103	—	89	89
Total	$6,651	$19,698	$26,349	$10,086	$21,749	$31,835
Liabilities:
Derivative liabilities	$—	$8	$8	$—	$15	$15
Total	$—	$8	$8	$—	$15	$15

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Assets Measured at Fair Value on a Nonrecurring Basis
The following table presents gains and losses on assets that were measured at fair value on a nonrecurring basis (in millions):

	TOTAL GAINS (LOSSES) FOR THE THREE MONTHS ENDED
	October 26, 2019	October 27, 2018
Non-marketable equity securities and equity method investments	$(21)	$(6)

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
(d) Other Fair Value Disclosures
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of October 26, 2019 and July 27, 2019 was $3.6 billion and $3.7 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 26, 2019, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 26, 2019, the fair value of our senior notes and other long-term debt was $20.3 billion with a carrying amount of $18.5 billion. This compares to a fair value of $22.1 billion and a carrying amount of $20.5 billion as of July 27, 2019. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 26, 2019		July 27, 2019
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,000	3.70%	$5,998	3.20%
Commercial paper	—	—	4,193	2.34%
Total short-term debt	$4,000		$10,191

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 26, 2019		July 27, 2019
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.34%	September 20, 2019	$—	—	$500	2.77%
Fixed-rate notes:
1.40%	September 20, 2019	—	—	1,500	1.48%
4.45%	January 15, 2020	2,500	4.39%	2,500	4.72%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	2.77%	500	3.14%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	2.95%	500	3.36%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	2.89%	1,000	3.25%
3.50%	June 15, 2025	500	3.11%	500	3.52%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		18,500		20,500
Unaccreted discount/issuance costs		(97)		(100)
Hedge accounting fair value adjustments		94		73
Total		$18,497		$20,473

Reported as:
Current portion of long-term debt		$4,000		$5,998
Long-term debt		14,497		14,475
Total		$18,497		$20,473

We entered into interest rate swaps in prior periods with an aggregate notional amount of $4.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (“LIBOR”). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes and payable quarterly on the floating-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 26, 2019, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 26, 2019, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2020 (remaining nine months)	$4,000
2021	3,000
2022	2,500
2023	500
2024	1,750
Thereafter	6,750
Total	$18,500

(c)	Credit Facility
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
This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 26, 2019, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under this credit facility.

13.	Derivative Instruments

(a)	Summary of Derivative Instruments
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 26, 2019	July 27, 2019	Balance Sheet Line Item	October 26, 2019	July 27, 2019
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$3	$5	Other current liabilities	$5	$8
Interest rate derivatives	Other current assets	1	—	Other current liabilities	—	1
Interest rate derivatives	Other assets	94	75	Other long-term liabilities	—	—
Total		98	80		5	9
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	5	9	Other current liabilities	3	6
Total		5	9		3	6
Total		$103	$89		$8	$15

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)
Balance Sheet Line Item of Hedged Item	October 26, 2019	July 27, 2019	October 26, 2019	July 27, 2019
Short-term debt	$(2,001)	$(2,000)	$(2)	$—
Long-term debt	$(2,585)	$(2,565)	$(92)	$73

See Note 17 for the effects of our cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations. As of October 26, 2019, we estimate that approximately $3 million of net derivative losses related to our cash flow hedges included in accumulated other comprehensive income (AOCI) will be reclassified into earnings within the next 12 months when the underlying hedged item impacts earnings.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value and cash flow hedges is summarized as follows (in millions):

	Three Months Ended
	October 26, 2019
	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net
Total amounts presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$13,159	$4,695	$4,885	$107

The effects of fair value and cash flow hedging:
Gains (losses) on fair value hedging relationships:
Interest rate derivatives
Hedged items	—	—	—	(21)
Derivatives designated as hedging instruments	—	—	—	22
Gains (losses) on cash flow hedging relationships:
Foreign currency derivatives
Amount of gains (losses) reclassified from AOCI to income	(3)	1	2	—
Total gains (losses)	$(3)	$1	$2	$1

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended
	October 27, 2018
	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net
Total amounts presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$13,072	$4,926	$4,341	$104

The effects of fair value and cash flow hedging:
Gains (losses) on fair value hedging relationships:
Interest rate derivatives
Hedged items	—	—	—	9
Derivatives designated as hedging instruments	—	—	—	(9)
Gains (losses) on cash flow hedging relationships:
Foreign currency derivatives
Amount of gains (losses) reclassified from AOCI to income	1	—	(1)	—
Total gains (losses)	$1	$—	$(1)	$—

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 26, 2019	October 27, 2018
Foreign currency derivatives	Other income (loss), net	$(7)	$(27)
Total return swaps—deferred compensation	Operating expenses	4	(24)
	Cost of sales	—	(2)
	Other income (loss), net	(4)	(4)
Equity derivatives	Other income (loss), net	2	1
Total		$(5)	$(56)

The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 26, 2019	July 27, 2019
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$647	$663
Interest rate derivatives	4,500	4,500
Net investment hedging instruments	281	309
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,680	2,708
Total return swaps—deferred compensation	602	574
Total	$8,710	$8,754

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of October 26, 2019 and July 27, 2019, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $7 million and $13 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of October 26, 2019 and July 27, 2019 was $94 million and $76 million, respectively. Including the effects of collateral, this results in a net derivative asset of $1 million and a net derivative liability of $2 million as of October 26, 2019 and July 27, 2019, respectively.

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

14.	Commitments and Contingencies

(a)	Purchase Commitments with Contract Manufacturers and Suppliers
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	October 26, 2019	July 27, 2019
Less than 1 year	$3,903	$4,239
1 to 3 years	633	728
Total	$4,536	$4,967

We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 26, 2019 and July 27, 2019, the liability for these purchase commitments was $121 million and $129 million, respectively, and was included in other current liabilities.

(b)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Compensation expense related to acquisitions	$61	$109

As of October 26, 2019, we estimated that future cash compensation expense of up to $430 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $311 million and $326 million as of October 26, 2019 and July 27, 2019, respectively.

(c)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Balance at beginning of period	$342	$359
Provisions for warranties issued	140	156
Adjustments for pre-existing warranties	(3)	(3)
Settlements	(149)	(145)
Balance at end of period	$330	$367

We accrue for warranty costs as part of our cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty.

(d)	Financing and Other Guarantees
In the ordinary course of business, we provide financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.6 billion and $7.2 billion for the first quarter of fiscal 2020 and 2019, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.4 billion as of October 26, 2019 and July 27, 2019, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $5 million and $3 million for the first quarter of fiscal 2020 and 2019, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 26, 2019 and July 27, 2019, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 26, 2019	July 27, 2019
Maximum potential future payments relating to financing guarantees:
Channel partner	$148	$197
End user	15	21
Total	$163	$218
Deferred revenue associated with financing guarantees:
Channel partner	$(61)	$(62)
End user	(15)	(15)
Total	$(76)	$(77)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$87	$141

(e)	Indemnifications
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
Charter Communications, Inc., which acquired Time Warner Cable (“TWC”) in May 2016, is seeking indemnification from us for a final judgment obtained by Sprint Communications Company, L.P. (“Sprint”) against TWC in federal court in Kansas. Sprint sought monetary damages, alleging that TWC infringed certain Sprint patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Following a trial on March 3, 2017, a jury in Kansas found that TWC willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. On March 14, 2017, the Kansas court declined Sprint's request for enhanced damages and entered judgment in favor of Sprint for $139.8 million plus 1.06% in post-judgment interest. On May 30, 2017, the Court awarded Sprint $20.3 million in pre-judgment interest and denied TWC's post-trial motions. TWC appealed to the U.S. Court of Appeals for the Federal Circuit, and, on November 30, 2018, a panel of the court affirmed the judgment. TWC filed a petition for rehearing en banc on January 29, 2019, which was denied on March 19, 2019. TWC petitioned the U.S. Supreme Court for review of the judgment, which was denied on November 4, 2019. At this time, we do not believe that our indemnity obligations under our agreement will be material.
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
The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $202 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $0.9 billion for various penalties, all determined using an exchange rate as of October 26, 2019. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware, accusing our products and services in the area of network intrusion detection of infringing two U.S. patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. The trial on these claims began on May 2, 2016 and, on May 12, 2016, the jury returned a verdict finding willful infringement of the asserted patents. The jury awarded SRI damages of $23.7 million. On May 25, 2017, the Court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57.0 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We appealed to the United States Court of Appeals for the Federal Circuit on various grounds, a panel of which, after various proceedings, on July 12, 2019, issued an opinion vacating the enhanced damages award; vacating and remanding in part the willful infringement finding; vacating and remanding the attorneys’ fees award for further proceedings; and affirming the district court's other findings. Cisco paid SRI $28.1 million, representing the portion of the judgment that the Federal Circuit affirmed, plus interest and royalties on post-verdict sales. This payment is subject to a refund if any portion of the affirmed judgment is reversed or vacated by the U.S. Supreme Court. On November 8, 2019, Cisco filed a petition for a writ of certiorari with the U.S. Supreme Court, seeking review of the judgment on the grounds that the asserted patents describe patent-ineligible subject matter. While the remanded proceedings may result in an additional loss, we do not expect it to be material.
Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, accusing our 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the Court granted our motion for summary judgment of non-infringement, thereby dismissing Straight Path's claims against us and cancelling a trial which had been set for March 12, 2018. Straight Path appealed to the U.S. Court of Appeal for the Federal Circuit, and, on January 23, 2019, the court summarily affirmed the finding of non-infringement. On August 23, 2019, Straight Path filed a petition with the United States Supreme Court challenging the constitutionality of the Federal Circuit’s rule allowing summary affirmance, which was denied on November 18, 2019.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

resolve these matters will have a material adverse effect on our consolidated financial position, results of operations, or cash flows. For additional information regarding intellectual property litigation, see “Part II, Item 1A. Risk Factors-We may be found to infringe on intellectual property rights of others” herein.

15.	Shareholders’ Equity

(a)	Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.35 and $0.33 per common share, or $1.5 billion, on our outstanding common stock for each the first quarter of fiscal 2020 and fiscal 2019.
Any future dividends will be subject to the approval of our Board of Directors.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 26, 2019, the remaining authorized amount for stock repurchases under this program, including the additional authorization, was approximately $12.7 billion with no termination date. A summary of the stock repurchase activity for the first quarter of fiscal 2020 and fiscal 2019 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2020
October 26, 2019	16	$48.91	$768

Fiscal 2019
July 27, 2019	82	$54.99	$4,515
April 27, 2019	116	$52.14	$6,020
January 26, 2019	111	$45.09	$5,016
October 27, 2018	109	$46.01	$5,026

There were $24 million and $40 million of stock repurchases that were pending settlement as of October 26, 2019 and July 27, 2019, respectively.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 26, 2019, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of October 26, 2019, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares. The 2005 Plan may be terminated by the Board of Directors at any time and for any reason, and is currently set to terminate at the 2021 Annual Meeting unless re-adopted or extended by the shareholders prior to or on such date.
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
We have an Employee Stock Purchase Plan under which 721.4 million shares of our common stock have been reserved for issuance as of October 26, 2019. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the first quarters of fiscal 2020 and 2019. As of October 26, 2019, 159 million shares were available for issuance under the Employee Stock Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Cost of sales—product	$23	$23
Cost of sales—service	34	33
Share-based compensation expense in cost of sales	57	56
Research and development	146	130
Sales and marketing	127	137
General and administrative	60	62
Restructuring and other charges	8	23
Share-based compensation expense in operating expenses	341	352
Total share-based compensation expense	$398	$408
Income tax benefit for share-based compensation	$131	$165

As of October 26, 2019, the total compensation cost related to unvested share-based awards not yet recognized was $3.1 billion which is expected to be recognized over approximately 2.8 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)	Share-Based Awards Available for Grant
A summary of share-based awards available for grant is as follows (in millions):

Share-Based Awards Available for Grant
BALANCE AT JULY 28, 2018	245
Restricted stock, stock units, and other share-based awards granted	(67)
Share-based awards canceled/forfeited/expired	18
Shares withheld for taxes and not issued	23
Other	1
BALANCE AT JULY 27, 2019	220
Restricted stock, stock units, and other share-based awards granted	(13)
Share-based awards canceled/forfeited/expired	4
Shares withheld for taxes and not issued	5
BALANCE AT OCTOBER 26, 2019	216

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
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 28, 2018	119	$30.56
Granted	45	47.71
Vested	(50)	29.25	$2,446
Canceled/forfeited/other	(14)	32.01
UNVESTED BALANCE AT JULY 27, 2019	100	38.66
Granted	8	44.56
Vested	(12)	29.71	$551
Canceled/forfeited/other	(3)	38.57
UNVESTED BALANCE AT OCTOBER 26, 2019	93	$40.28

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)	Valuation of Employee Share-Based Awards
Time-based restricted stock units and performance-based restricted stock units (“PRSUs”) that are based on our financial performance metrics or non-financial operating goals are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. On the date of grant, we estimated the fair value of the total shareholder return (“TSR”) component of the PRSUs using a Monte Carlo simulation model. The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS		PERFORMANCE BASED RESTRICTED STOCK UNITS
Three Months Ended	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Number of shares granted (in millions)	6	6	2	2
Grant date fair value per share	$45.97	$44.32	$41.91	$47.00
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	2.8%	2.8%	2.8%
Range of risk-free interest rates	1.7% - 2.0%	2.1% - 2.9%	1.7% - 2.0%	2.1% - 3.0%
Range of expected volatilities for index	N/A	N/A	13.7% - 69.0%	13.0%-65.2%
The PRSUs granted during the periods presented are contingent on the achievement of our financial performance metrics or our comparative market-based returns. For the awards based on financial performance metrics or comparative market-based returns, generally 50% of the PRSUs are earned based on the average of annual operating cash flow and earnings per share goals established at the beginning of each fiscal year over a three-year performance period. Generally, the remaining 50% of the PRSUs are earned based on our TSR measured against the benchmark TSR of a peer group over the same period. Each PRSU recipient could vest in 0% to 150% of the target shares granted contingent on the achievement of our financial performance metrics or our comparative market-based returns.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, for the first quarter of fiscal 2020 and 2019 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 27, 2019	$—	$(14)	$(778)	$(792)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	87	(1)	(92)	(6)
(Gains) losses reclassified out of AOCI	(10)	—	1	(9)
Tax benefit (expense)	(9)	1	—	(8)
BALANCE AT OCTOBER 26, 2019	$68	$(14)	$(869)	$(815)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)
Other comprehensive income (loss) before reclassifications attributable to Cisco Systems, Inc.	(8)	(4)	(207)	(219)
(Gains) losses reclassified out of AOCI	6	—	(1)	5
Tax benefit (expense)	13	1	(1)	13
Total change for the period	11	(3)	(209)	(201)
Effect of adoption of accounting standard	(168)	—	—	(168)
BALANCE AT OCTOBER 27, 2018	$(467)	$(14)	$(737)	$(1,218)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Comprehensive Income Components	Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$10	$(6)	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(3)	1	Revenue
Foreign currency derivatives	1	—	Cost of sales
Foreign currency derivatives	2	(1)	Operating expenses
	—	—
Cumulative translation adjustment and actuarial gains and losses	(1)	1	Other income (loss), net
Total amounts reclassified out of AOCI	$9	$(5)

18.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 26, 2019	October 27, 2018
Income before provision for income taxes	$3,686	$3,909
Provision for income taxes	$760	$360
Effective tax rate	20.6%	9.2%

The effective tax rate for the first quarter of fiscal 2019 includes a $152 million tax benefit relating to indirect effects from adoption of ASC 606 at the beginning of fiscal 2019.
In the first quarter of fiscal 2020, the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to the audit of our federal income tax returns for the fiscal year ended July 30, 2011 through July 27, 2013. As a result of the settlement, we recognized a net benefit to the provision for income taxes of $102 million, which included a reduction in interest expense of $4 million. We are no longer subject to U.S. federal tax audit through fiscal 2013.
As of October 26, 2019, we had $2.0 billion of unrecognized tax benefits, of which $1.7 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at October 26, 2019 could be reduced by approximately $50 million in the next 12 months.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.	Segment Information and Major Customers

(a)	Revenue and Gross Margin by Segment
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
Summarized financial information by segment for the first quarter of fiscal 2020 and 2019, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Revenue:
Americas	$7,977	$7,751
EMEA	3,283	3,224
APJC	1,899	2,096
Total	$13,159	$13,072
Gross margin:
Americas	$5,316	$5,070
EMEA	2,166	2,070
APJC	1,194	1,200
Segment total	8,676	8,341
Unallocated corporate items	(212)	(195)
Total	$8,464	$8,146

Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $7.1 billion and $6.9 billion for the first quarter of fiscal 2020 and 2019, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and information technology (IT) industry and provide services associated with these products and their use.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Revenue:
Infrastructure Platforms	$7,538	$7,622
Applications	1,499	1,419
Security	815	670
Other Products	26	178
Total Product	9,878	9,890
Services	3,281	3,182
Total (1)	$13,159	$13,072

Amounts may not sum due to rounding.
(1) Includes SPVSS business revenue of $168 million for the first quarter of fiscal 2019.

(c)	Additional Segment Information
The majority of our assets were attributable to our U.S. operations as of each of October 26, 2019 and July 27, 2019.
Property and equipment information is based on the physical location of the assets. The following table presents property and equipment information for geographic areas (in millions):

	October 26, 2019	July 27, 2019
Property and equipment, net:
United States	$2,168	$2,266
International	501	523
Total	$2,669	$2,789

20.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 26, 2019	October 27, 2018
Net income	$2,926	$3,549
Weighted-average shares—basic	4,246	4,565
Effect of dilutive potential common shares	27	49
Weighted-average shares—diluted	4,273	4,614
Net income per share—basic	$0.69	$0.78
Net income per share—diluted	$0.68	$0.77
Antidilutive employee share-based awards, excluded	11	9

Employee equity share options, unvested shares, and similar equity instruments granted and assumed by Cisco are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 26, 2019	October 27, 2018	% Variance
Revenue (1)	$13,159	$13,072	1%
Gross margin percentage	64.3%	62.3%	2.0	pts
Research and development	$1,666	$1,608	4%
Sales and marketing	$2,480	$2,410	3%
General and administrative	$519	$211	146%
Total research and development, sales and marketing, general and administrative	$4,665	$4,229	10%
Total as a percentage of revenue	35.5%	32.4%	3.1	pts
Amortization of purchased intangible assets included in operating expenses	$36	$34	6%
Restructuring and other charges included in operating expenses	$184	$78	136%
Operating income as a percentage of revenue	27.2%	29.1%	(1.9)	pts
Interest and other income (loss), net	$107	$104	3%
Income tax percentage	20.6%	9.2%	11.4	pts
Net income	$2,926	$3,549	(18)%
Net income as a percentage of revenue	22.2%	27.1%	(4.9)	pts
Earnings per share—diluted	$0.68	$0.77	(12)%
(1) During the second quarter of fiscal 2019, we completed the sale of our Service Provider Video Software Solutions (“SPVSS”) business. As a result, revenue from this business will not recur in future periods. Includes SPVSS business revenue of $168 million for the first quarter of fiscal 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
In the first quarter of fiscal 2020, we delivered solid results with growth in revenue and strong gross margin. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. Our product revenue reflected growth in Applications and Security, offset by a decline in Infrastructure Platforms, and we continued to make progress in the transition of our business model to increased software and subscriptions. We continue to operate in a challenging macroeconomic and highly competitive environment. During the first quarter of fiscal 2020, we experienced continuing weakness in the service provider market and emerging countries and we expect ongoing uncertainty in these markets. We also saw a more broad-based weakening in the global macroeconomic environment during the quarter which impacted our enterprise and commercial markets. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 1% compared with the first quarter of fiscal 2019. Within total revenue, product revenue was flat and service revenue increased by 3%. In the second quarter of fiscal 2019 we completed the sale of our SPVSS business. Total revenue for the first quarter of fiscal 2020 increased 2% not including revenue from the SPVSS business in the prior year period. Total gross margin increased by 2.0 percentage points, driven by productivity improvements and product mix, and to a lesser extent, partially offset by unfavorable impacts from pricing. Our gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 3.1 percentage points. Operating income as a percentage of revenue decreased by 1.9 percentage points. Diluted earnings per share decreased by 12%, driven by a 18% decrease in net income and a decrease in diluted share count of 341 million shares.
In terms of our geographic segments, revenue from the Americas increased $226 million and EMEA revenue increased by $59 million. Revenue in our APJC segment decreased by $197 million. The “BRICM” countries experienced a product revenue decline of 30% in the aggregate, driven by decreased product revenue in the emerging countries of Mexico, India, China, Russia and Brazil of 41%, 37%, 33%, 8% and 7%, respectively.
From a customer market standpoint, we experienced a product revenue decline in the service provider market and a slight decline in the enterprise market. These decreases were substantially offset by product revenue growth in the public sector and commercial markets. During the quarter, we saw a decline in business momentum in the enterprise and commercial markets, which we believe was significantly related to weakness in the global macroeconomic environment.
From a product category perspective, total product revenue, not including SPVSS products in the prior year period, increased 1% year over year. The increase was driven by solid product revenue growth in Security and Applications of 22% and 6%, respectively, and was offset by a product revenue decrease in Infrastructure Platforms of 1%.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 27, 2019.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2020 (in millions):

	October 26, 2019	July 27, 2019
Cash and cash equivalents and investments	$28,035	$33,413
Deferred revenue	$18,602	$18,467
Inventories	$1,344	$1,383

	Three Months Ended
	October 26, 2019	October 27, 2018
Cash provided by operating activities	$3,587	$3,763
Repurchases of common stock—stock repurchase program	$768	$5,026
Dividends	$1,486	$1,500

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 27, 2019, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes contractual potential penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
See Note 3 to the Consolidated Financial Statements for more details.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	October 26, 2019	July 27, 2019
Allowance for doubtful accounts	$136	$136
Percentage of gross accounts receivable	2.7%	2.4%
Allowance for credit loss—lease receivables	$43	$46
Percentage of gross lease receivables(1)	1.8%	1.8%
Allowance for credit loss—loan receivables	$81	$71
Percentage of gross loan receivables	1.5%	1.3%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of October 26, 2019 and July 27, 2019 was $85 million and $84 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
Our provision for inventory was $18 million and $6 million for the first quarter of fiscal 2020 and 2019, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $29 million and $18 million for the first quarter of fiscal 2020 and 2019, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments.

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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2020 and 2019.

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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.6% and 9.2% in the first quarter of fiscal 2020 and 2019, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 36 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended (1)
	October 26, 2019	October 27, 2018	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,878	$9,890	$(12)	—%
Percentage of revenue	75.1%	75.7%
Service	3,281	3,182	99	3%
Percentage of revenue	24.9%	24.3%
Total	$13,159	$13,072	$87	1%
(1) Total revenue, product revenue and service revenue not including the SPVSS business in the prior year period increased 2%, 1% and 4%, respectively.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,977	$7,751	$226	3%
Percentage of revenue	60.7%	59.3%
EMEA	3,283	3,224	59	2%
Percentage of revenue	24.9%	24.7%
APJC	1,899	2,096	(197)	(9)%
Percentage of revenue	14.4%	16.0%
Total	$13,159	$13,072	$87	1%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Total revenue increased by 1%. Product revenue was flat and service revenue increased by 3%. Total revenue reflected growth in the Americas and EMEA segments while revenue declined in the APJC segment. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 30% product revenue decline, with decreases across each of these countries.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,907	$5,712	$195	3%
Percentage of product revenue	59.8%	57.8%
EMEA	2,557	2,527	30	1%
Percentage of product revenue	25.9%	25.5%
APJC	1,413	1,652	(239)	(14)%
Percentage of product revenue	14.3%	16.7%
Total	$9,878	$9,890	$(12)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Americas
Product revenue in the Americas segment increased by 3%, led by growth in the public sector, commercial and enterprise markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased by 4% in the United States while product revenue in Mexico, Brazil and Canada decreased by 41%, 7% and 6%, respectively.
EMEA
Product revenue in the EMEA segment increased by 1%, with growth in the public sector and commercial markets partially offset by declines in the service provider and enterprise markets. Product revenue from emerging countries within EMEA increased by 3%, while product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 1%.
APJC
Product revenue in the APJC segment decreased by 14%, driven by declines in the service provider, commercial and enterprise markets, partially offset by growth in the public sector market. From a country perspective, product revenue decreased in India, China, and Australia by 37%, 33%, and 14%, respectively, partially offset by a product revenue increase in Japan of 10%.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$7,538	$7,622	$(84)	(1)%
Applications	1,499	1,419	80	6%
Security	815	670	145	22%
Other Products	26	178	(152)	(85)%
Total	$9,878	$9,890	$(12)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Infrastructure Platforms
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue decreased by 1%, or $84 million, with growth across the portfolio with the exception of routing. Switching had increased revenue, with revenue growth in campus switching driven by an increase in sales of our intent-based networking Catalyst 9000 Series, and with growth in the data center switching driven by increased revenue from our Nexus 9000 Series. We experienced a decrease in sales of routing products, driven by continued weakness in the service provider market. We experienced revenue growth from wireless products driven by Meraki offerings. Revenue from data center had solid growth driven by higher sales of our HyperFlex products.
Applications
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and AppDynamics analytics software offerings. Revenue in our Applications product category increased by 6%, or $80 million, with growth across the businesses, including double digit growth in AppDynamics.
Security
Revenue in our Security product category increased 22%, or $145 million, driven by strong sales of our identity and access, advanced threat security, unified threat management and web security products. The acquisition of Duo Security in the first quarter of fiscal 2019 also contributed to the revenue increase in this product category.
Other Products
The decrease in revenue from our Other Products category was primarily driven by a decrease in revenue from the SPVSS business which we divested in the second quarter of fiscal 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,070	$2,040	$30	1%
Percentage of service revenue	63.1%	64.1%
EMEA	726	697	29	4%
Percentage of service revenue	22.1%	21.9%
APJC	486	445	41	9%
Percentage of service revenue	14.8%	14.0%
Total	$3,281	$3,182	$99	3%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Service revenue increased 3%, driven by an increase in software and solution support offerings. Service revenue not including the SPVSS business in the prior year period increased by 4%. Service revenue increased across all geographic segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Gross margin:
Product	$6,354	$6,091	64.3%	61.6%
Service	2,110	2,055	64.3%	64.6%
Total	$8,464	$8,146	64.3%	62.3%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2020 as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2019	61.6%
Productivity (1)	2.4%
Product pricing	(0.4)%
Mix of products sold	0.5%
Impact from divestiture of SPVSS business	0.4%
Others	(0.2)%
Fiscal 2020	64.3%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Product gross margin increased by 2.7 percentage points driven by productivity improvements and product mix, partially offset by unfavorable impacts from product pricing. Our product gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019.
Productivity improvements were driven by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes and transformation processes) and continued operational efficiency in manufacturing operations. The negative pricing impact, which was lower than the year-over-year impact we experienced in the first quarter of fiscal 2019, was driven by typical market factors and impacted each of our geographic segments. The favorable product mix impact was driven by the Security and Applications product categories.
Service Gross Margin
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Our service gross margin percentage decreased by 0.3 percentage points due to increased headcount-related and delivery costs, partially offset by higher sales volume.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Gross margin:
Americas	$5,316	$5,070	66.6%	65.4%
EMEA	2,166	2,070	66.0%	64.2%
APJC	1,194	1,200	62.9%	57.2%
Segment total	8,676	8,341	65.9%	63.8%
Unallocated corporate items (1)	(212)	(195)
Total	$8,464	$8,146	64.3%	62.3%
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
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
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
The APJC segment gross margin percentage increase was due to favorable impacts from productivity improvements and product mix, partially offset by negative impacts from pricing.
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

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars	Variance in Percent
Research and development	$1,666	$1,608	$58	4%
Percentage of revenue	12.7%	12.3%
Sales and marketing	2,480	2,410	70	3%
Percentage of revenue	18.8%	18.4%
General and administrative	519	211	308	146%
Percentage of revenue	3.9%	1.6%
Total	$4,665	$4,229	$436	10%
Percentage of revenue	35.5%	32.4%

Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
R&D Expenses
R&D expenses increased due to higher headcount-related expenses, higher share-based compensation expense and, to a lesser extent, higher discretionary spending. These increases were partially offset by lower contracted services spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased due to higher headcount-related expenses, partially offset by lower discretionary spending and, to a lesser extent, lower share-based compensation expense.
G&A Expenses
G&A expenses increased due to the impact of the benefit from the $400 million litigation settlement with Arista Networks, Inc. (“Arista”) from the first quarter of fiscal 2019 and higher discretionary spending, partially offset by lower contracted services.
Effect of Foreign Currency
In the first quarter of fiscal 2020, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $46 million, or 1.1%, compared with the first quarter of fiscal 2019.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Amortization of purchased intangible assets:
Cost of sales	$166	$151
Operating expenses	36	34
Total	$202	$185
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
The increase in amortization of purchased intangible assets in the first quarter of fiscal 2020 was due largely to the amortization of purchased intangibles from our recent acquisitions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2018 in order to realign our organization and enable further investment in key priority areas, with estimated pretax charges of $600 million. In connection with this restructuring plan, we incurred charges of $184 million for the first quarter of fiscal 2020 and have incurred cumulative charges of $614 million since inception. We do not expect to incur significant charges under this plan in the future and expect this plan to be substantially completed in the first half of fiscal 2020.
These charges were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. We expect to reinvest substantially all of the cost savings from these restructuring actions in our key priority areas. As a result, the overall cost savings from these restructuring actions are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 26, 2019	October 27, 2018
Operating income	$3,579	$3,805
Operating income as a percentage of revenue	27.2%	29.1%
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Operating income decreased by 6%, and as a percentage of revenue operating income decreased by 1.9 percentage points. These decreases resulted primarily from: the benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019 and higher restructuring and other charges, partially offset by a gross margin percentage increase (driven by productivity improvements, product mix and sale of our lower margin SPVSS business during the second quarter of fiscal 2019, partially offset by unfavorable impacts from pricing).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars
Interest income	$273	$344	$(71)
Interest expense	(178)	(221)	43
Interest income (expense), net	$95	$123	$(28)
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
Interest income decreased driven by a decrease in the average balance of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$10	$(6)	$16
Marketable equity investments	—	(4)	4
Non-marketable equity and other investments	10	4	6
Net gains (losses) on investments	20	(6)	26
Other gains (losses), net	(8)	(13)	5
Other income (loss), net	$12	$(19)	$31
Three Months Ended October 26, 2019 Compared with Three Months Ended October 27, 2018
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The total change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher net realized gains, partially offset by higher impairment charges. The change in other gains (losses), net was driven by higher gains from customer lease terminations, partially offset by higher donation expense and net unfavorable foreign exchange impacts.
Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 20.6% for the first quarter of fiscal 2020 compared with 9.2% for the first quarter of fiscal 2019. The increase in the effective tax rate was primarily due to the recognition of a tax benefit relating to indirect effects from the adoption of ASC 606 at the beginning of our first quarter of fiscal 2019 and a decrease in foreign income taxed at lower than U.S. rates in fiscal 2020 as compared to fiscal 2019.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 26, 2019	July 27, 2019	Increase (Decrease)
Cash and cash equivalents	$8,587	$11,750	$(3,163)
Available-for-sale debt investments	19,445	21,660	(2,215)
Marketable equity securities	3	3	—
Total	$28,035	$33,413	$(5,378)
The decrease in cash and cash equivalents and investments in the first quarter of fiscal 2020 was primarily driven by cash returned to shareholders in the form of repurchases of common stock of $0.8 billion under the stock repurchase program and cash dividends of $1.5 billion; net cash paid for acquisitions and divestitures of $0.2 billion; a net decrease in debt of $6.2 billion and capital expenditures of $0.2 billion. These uses of cash were partially offset by cash provided by operating activities of $3.6 billion.
In addition to cash requirements in the normal course of business, on July 9, 2019 we announced our intent to acquire Acacia for a purchase consideration of approximately $2.6 billion in cash. In addition, approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries is payable in less than one year. Also, $4.0 billion of long-term debt outstanding at October 26, 2019 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 26, 2019	October 27, 2018
Net cash provided by operating activities	$3,587	$3,763
Acquisition of property and equipment	(202)	(212)
Free cash flow	$3,385	$3,551
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2020
October 26, 2019	$0.35	$1,486	16	$48.91	$768	$2,254

Fiscal 2019
July 27, 2019	$0.35	$1,490	82	$54.99	$4,515	$6,005
April 27, 2019	$0.35	$1,519	116	$52.14	$6,020	$7,539
January 26, 2019	$0.33	$1,470	111	$45.09	$5,016	$6,486
October 27, 2018	$0.33	$1,500	109	$46.01	$5,026	$6,526
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $12.7 billion, with no termination date.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	October 26, 2019	July 27, 2019	Increase (Decrease)
Accounts receivable, net	$4,878	$5,491	$(613)
Our accounts receivable net, as of October 26, 2019 decreased by approximately 11%, as compared with the end of fiscal 2019, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	October 26, 2019	July 27, 2019	Increase (Decrease)
Inventories	$1,344	$1,383	$(39)
Inventory as of October 26, 2019 decreased by 3% from our inventory balance at the end of fiscal 2019. The decrease in inventory was primarily due to lower manufactured finished goods partially offset by an increase in raw materials.
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

Commitments by Period	October 26, 2019	July 27, 2019
Less than 1 year	$3,903	$4,239
1 to 3 years	633	728
Total	$4,536	$4,967
Purchase commitments with contract manufacturers and suppliers decreased 9% compared to the end of fiscal 2019. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 7% compared with the end of fiscal 2019.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 26, 2019	July 27, 2019	Increase (Decrease)
Lease receivables, net	$2,179	$2,326	$(147)
Loan receivables, net	5,254	5,367	(113)
Financed service contracts, net	2,424	2,360	64
Total, net	$9,857	$10,053	$(196)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 2%. We expect to continue to expand the use of our financing programs in the near term.
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
The volume of channel partner financing was $7.6 billion and $7.2 billion for the first quarter of fiscal 2020 and 2019, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.4 billion as of October 26, 2019 and July 27, 2019, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 26, 2019, the total maximum potential future payments related to these guarantees was approximately $163 million, of which approximately $76 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 26, 2019	July 27, 2019
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.34%	September 20, 2019	$—	$500
Fixed-rate notes:
1.40%	September 20, 2019	—	1,500
4.45%	January 15, 2020	2,500	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$18,500	$20,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. Interest is payable quarterly on the floating-rate notes. We were in compliance with all debt covenants as of October 26, 2019.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $4.2 billion in commercial paper notes outstanding as of July 27, 2019. We had no commercial paper outstanding as of October 26, 2019.
Credit Facility On May 15, 2015, we entered into a credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 15, 2020. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than zero. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and/or extend the expiration date of the credit facility up to May 15, 2022. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement. As of October 26, 2019, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 26, 2019	July 27, 2019	Increase (Decrease)
Service	$11,497	$11,709	$(212)
Product	7,105	6,758	347
Total	$18,602	$18,467	$135
Reported as:
Current	$10,646	$10,668	$(22)
Noncurrent	7,956	7,799	157
Total	$18,602	$18,467	$135
Deferred revenue increased primarily due to increased deferrals related to our recurring software offerings. The 2% decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of October 26, 2019 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $8.3 billion. Approximately $0.7 billion is payable in less than one year; $1.5 billion is payable between 1 to 3 years; $2.1 billion is payable between 3 to 5 years; and the remaining $4.0 billion is payable in more than 5 years.
For our Contractual Obligations see our Annual Report on Form 10-K for the year ended July 27, 2019
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $311 million as of October 26, 2019, compared with $326 million as of July 27, 2019.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of October 26, 2019 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of October 26, 2019. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 26, 2019. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 26, 2019, our financing receivables had a carrying value of $9.9 billion, compared with $10.1 billion as of July 27, 2019. As of October 26, 2019, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 26, 2019, we had $18.5 billion in principal amount of senior notes outstanding, which consisted of fixed-rate notes. The carrying amount of the senior notes was $18.5 billion, and the related fair value based on market prices was $20.3 billion. As of October 26, 2019, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $4.5 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our investments in marketable equity securities was $3 million as of each October 26, 2019 and July 27, 2019.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in non-marketable equity and other investments was $1.2 billion as of each October 26, 2019 and July 27, 2019. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 26, 2019		July 27, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,189	$1	$2,239	$14
Sold	$1,419	$(1)	$1,441	$(14)
At October 26, 2019 and July 27, 2019, we had no option contracts outstanding.
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2020, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $46 million, or 1.1%, compared with the first quarter of fiscal 2019. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our material pending legal proceedings, see Note 14 “Commitments and Contingencies—(f) Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 27, 2019.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders in the first quarter of fiscal 2020 and in certain prior periods.
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

Our revenue may grow at a slower rate than in past periods or decline as it did in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the first quarter of fiscal 2020, our level of product gross margins have declined in certain prior periods on a year-over-year basis and could decline in future periods due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Service provider product orders decreased during the first quarter of fiscal 2020 and in certain prior periods, and at various times in the past including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
THE MARKETS IN WHICH WE COMPETE ARE INTENSELY COMPETITIVE, WHICH COULD ADVERSELY AFFECT OUR ACHIEVEMENT OF REVENUE GROWTH
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority and growth areas. For example, as products related to network programmability, such as software defined networking (SDN) products, become more prevalent, we expect to face increased competition from companies that develop networking products based on commoditized hardware, referred to as “white box” hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market.
As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors (in each case relative to only some of our products or services) include Amazon Web Services LLC; Arista Networks, Inc.; Broadcom Inc.; CommScope Holding Company, Inc.; Check Point Software Technologies Ltd.; Dell Technologies Inc.; Extreme Networks, Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Lenovo Group Limited; LogMeIn, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Nutanix, Inc.; Palo Alto Networks, Inc.; RingCentral, Inc.; Slack Technologies, Inc.; Ubiquiti Inc.; VMware, Inc.; Zoom Video Communications, Inc.; and Zscaler, Inc.; among others.
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
For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application specific integrated circuits (ASICs) offering advanced services, standards based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.
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

If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 14 to the Consolidated Financial Statements.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in the first quarter of fiscal 2020, and in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
WE MAY BE FOUND TO INFRINGE ON INTELLECTUAL PROPERTY RIGHTS OF OTHERS
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially and adversely affected. For additional information regarding our indemnification obligations, see Note 14(e) to the Consolidated Financial Statements contained in this report.
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
CHANGES IN TELECOMMUNICATIONS REGULATION AND TARIFFS COULD HARM OUR PROSPECTS AND FUTURE SALES
Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate, in the United States or other countries could affect the sales of our products. In particular, we believe that there may be future changes in U.S. telecommunications regulations that could slow the expansion of the service providers’ network infrastructures and materially adversely affect our business, operating results, and financial condition, including “net neutrality” rules to the extent they impact decisions on investment in network infrastructure.
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $202 million for the alleged evasion of import and other taxes, $1.4 billion for interest, and $0.9 billion for various penalties, all determined using an exchange rate as of October 26, 2019. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the first quarter of fiscal 2020, we have senior unsecured notes outstanding in an aggregate principal amount of $18.5 billion that mature at specific dates from calendar year 2020 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of October 26, 2019. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28, 2019 to August 24, 2019	5	$51.36	5	$13,220
August 25, 2019 to September 21, 2019	5	$48.43	5	$12,993
September 22, 2019 to October 26, 2019	6	$47.47	6	$12,692
Total	16	$48.91	16
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $12.7 billion, with no termination date.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting (see Note 15 to the Consolidated Financial Statements).

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 19, 2019	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)