Form 10-Q
period 2020-04-25
CISCO SYSTEMS, INC.
filed 2020-05-18
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 14, 2020: 4,222,296,202
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 25, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 25, 2020	July 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$10,366	$11,750
Investments	18,208	21,663
Accounts receivable, net of allowance for doubtful accounts of $130 at April 25, 2020 and $136 at July 27, 2019	4,569	5,491
Inventories	1,212	1,383
Financing receivables, net	4,703	5,095
Other current assets	2,249	2,373
Total current assets	41,307	47,755
Property and equipment, net	2,535	2,789
Financing receivables, net	4,770	4,958
Goodwill	33,453	33,529
Purchased intangible assets, net	1,744	2,201
Deferred tax assets	3,909	4,065
Other assets	3,676	2,496
TOTAL ASSETS	$91,394	$97,793
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,506	$10,191
Accounts payable	2,393	2,059
Income taxes payable	1,047	1,149
Accrued compensation	2,940	3,221
Deferred revenue	10,710	10,668
Other current liabilities	4,341	4,424
Total current liabilities	25,937	31,712
Long-term debt	11,578	14,475
Income taxes payable	8,285	8,927
Deferred revenue	7,938	7,799
Other long-term liabilities	1,948	1,309
Total liabilities	55,686	64,222
Commitments and contingencies (Note 14)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,220 and 4,250 shares issued and outstanding at April 25, 2020 and July 27, 2019, respectively	40,691	40,266
Accumulated deficit	(3,874)	(5,903)
Accumulated other comprehensive loss	(1,109)	(792)
Total equity	35,708	33,571
TOTAL LIABILITIES AND EQUITY	$91,394	$97,793
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
REVENUE:
Product	$8,597	$9,722	$27,146	$28,885
Service	3,386	3,236	10,001	9,591
Total revenue	11,983	12,958	37,147	38,476
COST OF SALES:
Product	3,120	3,693	9,770	11,106
Service	1,092	1,092	3,378	3,278
Total cost of sales	4,212	4,785	13,148	14,384
GROSS MARGIN	7,771	8,173	23,999	24,092
OPERATING EXPENSES:
Research and development	1,546	1,659	4,782	4,824
Sales and marketing	2,192	2,403	6,951	7,084
General and administrative	457	541	1,431	1,261
Amortization of purchased intangible assets	34	39	108	112
Restructuring and other charges	128	18	354	282
Total operating expenses	4,357	4,660	13,626	13,563
OPERATING INCOME	3,414	3,513	10,373	10,529
Interest income	218	331	733	1,003
Interest expense	(130)	(211)	(466)	(655)
Other income (loss), net	(58)	(18)	24	(10)
Interest and other income (loss), net	30	102	291	338
INCOME BEFORE PROVISION FOR INCOME TAXES	3,444	3,615	10,664	10,867
Provision for income taxes	670	571	2,086	1,452
NET INCOME	$2,774	$3,044	$8,578	$9,415

Net income per share:
Basic	$0.66	$0.70	$2.02	$2.11
Diluted	$0.65	$0.69	$2.01	$2.09
Shares used in per-share calculation:
Basic	4,230	4,370	4,239	4,468
Diluted	4,243	4,415	4,258	4,509
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Net income	$2,774	$3,044	$8,578	$9,415
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $3 and $(26) for the third quarter and first nine months of fiscal 2020, respectively, and $(64) and $(63) for the corresponding periods of fiscal 2019, respectively	4	232	143	319
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $14 for the third quarter and first nine months of fiscal 2020, respectively, and $5 and $4 for the corresponding periods of fiscal 2019, respectively	3	12	(6)	22
	7	244	137	341
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(2) and $(1) for the third quarter and first nine months of fiscal 2020, respectively, and $(2) and $0 for the corresponding periods of fiscal 2019, respectively	12	10	13	3
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 for each of the third quarter and first nine months of fiscal 2020, respectively, and $0 for each of the corresponding periods of fiscal 2019	(1)	—	1	(1)
	11	10	14	2
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $3 and $2 for the third quarter and first nine months of fiscal 2020, respectively, and $(1) and $(2) for the corresponding periods of fiscal 2019, respectively	(427)	(40)	(468)	(222)
Other comprehensive income (loss)	(409)	214	(317)	121
Comprehensive income	$2,365	$3,258	$8,261	$9,536
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 25, 2020	April 27, 2019
Cash flows from operating activities:
Net income	$8,578	$9,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,364	1,433
Share-based compensation expense	1,170	1,166
Provision for receivables	60	32
Deferred income taxes	103	(281)
(Gains) losses on divestitures, investments and other, net	(185)	(79)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	774	1,560
Inventories	143	(1)
Financing receivables	380	(112)
Other assets	145	(736)
Accounts payable	324	52
Income taxes, net	(700)	(759)
Accrued compensation	(220)	(68)
Deferred revenue	333	421
Other liabilities	(645)	(154)
Net cash provided by operating activities	11,624	11,889
Cash flows from investing activities:
Purchases of investments	(6,880)	(1,176)
Proceeds from sales of investments	4,737	5,391
Proceeds from maturities of investments	5,708	10,797
Acquisitions and divestitures	(237)	(2,175)
Purchases of investments in privately held companies	(143)	(118)
Return of investments in privately held companies	213	127
Acquisition of property and equipment	(562)	(701)
Proceeds from sales of property and equipment	175	15
Other	(10)	(12)
Net cash provided by investing activities	3,001	12,148
Cash flows from financing activities:
Issuances of common stock	335	321
Repurchases of common stock—repurchase program	(2,659)	(16,042)
Shares repurchased for tax withholdings on vesting of restricted stock units	(519)	(601)
Short-term borrowings, original maturities of 90 days or less, net	(3,470)	1,723
Issuances of debt	—	1,530
Repayments of debt	(5,220)	(5,250)
Dividends paid	(4,491)	(4,489)
Other	(3)	51
Net cash used in financing activities	(16,027)	(22,757)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(1,402)	1,280
Cash, cash equivalents, and restricted cash, beginning of period	11,772	8,993
Cash, cash equivalents, and restricted cash, end of period	$10,370	$10,273

Supplemental cash flow information:
Cash paid for interest	$519	$707
Cash paid for income taxes, net	$2,683	$2,491

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 25, 2020	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JANUARY 25, 2020	4,241	$40,617	$(4,384)	$(700)	$35,533
Net income			2,774		2,774
Other comprehensive loss				(409)	(409)
Issuance of common stock	6	1			1
Repurchase of common stock	(25)	(236)	(745)		(981)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(82)			(82)
Cash dividends declared ($0.36 per common share)			(1,519)		(1,519)
Share-based compensation		391			391
BALANCE AT APRIL 25, 2020	4,220	$40,691	$(3,874)	$(1,109)	$35,708

Nine Months Ended April 25, 2020	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 27, 2019	4,250	$40,266	$(5,903)	$(792)	$33,571
Net income			8,578		8,578
Other comprehensive loss				(317)	(317)
Issuance of common stock	40	335			335
Repurchase of common stock	(59)	(561)	(2,058)		(2,619)
Shares repurchased for tax withholdings on vesting of restricted stock units	(11)	(519)			(519)
Cash dividends declared ($1.06 per common share)			(4,491)		(4,491)
Share-based compensation		1,170			1,170
BALANCE AT APRIL 25, 2020	4,220	$40,691	$(3,874)	$(1,109)	$35,708

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 27, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JANUARY 26, 2019	4,424	$41,361	$538	$(1,110)	$40,789
Net income			3,044		3,044
Other comprehensive income				214	214
Issuance of common stock	7	9			9
Repurchase of common stock	(116)	(1,080)	(4,940)		(6,020)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(87)			(87)
Cash dividends declared ($0.35 per common share)			(1,519)		(1,519)
Share-based compensation		374			374
BALANCE AT APRIL 27, 2019	4,313	$40,577	$(2,877)	$(896)	$36,804

Nine Months Ended April 27, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204
Net income			9,415		9,415
Other comprehensive income				121	121
Issuance of common stock	48	321			321
Repurchase of common stock	(336)	(3,129)	(12,933)		(16,062)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(601)			(601)
Cash dividends declared ($1.01 per common share)			(4,489)		(4,489)
Effect of adoption of accounting standards			3,897	(168)	3,729
Share-based compensation		1,166			1,166
BALANCE AT APRIL 27, 2019	4,313	$40,577	$(2,877)	$(896)	$36,804

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
We have prepared the accompanying financial data as of April 25, 2020 and for the third quarter and first nine months of fiscal 2020 and 2019, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2019 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2019.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of April 25, 2020, the results of operations, the statements of comprehensive income (loss) and the statements of equity for the third quarter and first nine months of fiscal 2020 and 2019; and the statements of cash flows for the first nine months of fiscal 2020 and 2019, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2020 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

service when we sell the goods separately in similar circumstances and to similar customers. In instances where SSP is not directly observable, we determine SSP using information that may include market conditions and other observable inputs.
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes contractual potential penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable.
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

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Revenue:
Infrastructure Platforms	$6,429	$7,523	$20,496	$22,247
Applications	1,363	1,431	4,211	4,315
Security	776	729	2,340	2,083
Other Products	28	39	100	239
Total Product	8,597	9,722	27,146	28,885
Services	3,386	3,236	10,001	9,591
Total (1)	$11,983	$12,958	$37,147	$38,476
Amounts may not sum due to rounding.
(1) During the second quarter of fiscal 2019, we completed the divestiture of the Service Provider Video Software Solutions (“SPVSS”) business. Total revenue includes SPVSS business revenue of $168 million for the first nine months of fiscal 2019.
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
Accounts receivable, net was $4.6 billion as of April 25, 2020 compared to $5.5 billion as of July 27, 2019, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of April 25, 2020 and July 27, 2019, our contract assets for these unbilled receivables were $1.1 billion and $860 million, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $18.6 billion as of April 25, 2020 compared to $18.5 billion as of July 27, 2019. We recognized approximately $2.3 billion and $8.9 billion of revenue during the third quarter and first nine months of fiscal 2020, respectively, that was included in the deferred revenue balance at July 27, 2019.

(c)	Remaining Performance Obligations
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of April 25, 2020, the aggregate amount of RPO was $25.5 billion, comprised of $18.6 billion of deferred revenue and $6.9 billion of unbilled contract revenue. We expect approximately 56% of this amount to be recognized as revenue over the next year. As of July 27, 2019, the aggregate amount of RPO was $25.3 billion, comprised of $18.5 billion of deferred revenue and $6.8 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

(d)	Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $703 million and $750 million as of April 25, 2020 and July 27, 2019, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $118 million and $356 million for the third quarter and first nine months of fiscal 2020, respectively, and $124 million and $349 million for the corresponding periods of fiscal 2019, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.	Acquisitions and Divestitures
We completed five acquisitions during the first nine months of fiscal 2020. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (five in total)	$262	$(13)	$145	$130
The total purchase consideration related to acquisitions completed during the first nine months of fiscal 2020 consisted of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $16 million. Total transaction costs related to acquisition and divestiture activities were $13 million and $15 million for the first nine months of fiscal 2020 and 2019, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first nine months of fiscal 2020 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2020 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
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
Under the terms of the agreement, we have agreed to pay total consideration of approximately $2.6 billion, net of cash and marketable securities, to acquire Acacia. The acquisition is expected to close in the fourth quarter of fiscal 2020, subject to customary closing conditions and regulatory approvals. Upon close of the acquisition, revenue from Acacia will be included in our Infrastructure Platforms product category.

5.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 25, 2020 and during the first nine months of fiscal 2020 (in millions):

	Balance at July 27, 2019	Acquisitions	Foreign currency translation and Other	Balance at April 25, 2020
Americas	$21,120	$88	$(128)	$21,080
EMEA	7,977	26	(50)	7,953
APJC	4,432	16	(28)	4,420
Total	$33,529	$130	$(206)	$33,453

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2020 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (five in total)	4.8	$137	4.0	$8	—	$—	—	$145

The following tables present details of our purchased intangible assets (in millions):

April 25, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,362	$(2,261)	$1,101
Customer relationships	758	(336)	422
Other	26	(18)	8
Total purchased intangible assets with finite lives	4,146	(2,615)	1,531
In-process research and development, with indefinite lives	213	—	213
Total	$4,359	$(2,615)	$1,744

July 27, 2019	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,270	$(1,933)	$1,337
Customer relationships	840	(331)	509
Other	41	(22)	19
Total purchased intangible assets with finite lives	4,151	(2,286)	1,865
In-process research and development, with indefinite lives	336	—	336
Total	$4,487	$(2,286)	$2,201

Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Amortization of purchased intangible assets:
Cost of sales	$163	$157	$494	$464
Operating expenses	34	39	108	112
Total	$197	$196	$602	$576

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of April 25, 2020 is as follows (in millions):

Fiscal Year	Amount
2020 (remaining three months)	$198
2021	$623
2022	$366
2023	$224
2024	$113
Thereafter	$7

6.	Restructuring and Other Charges
We initiated a restructuring plan in the third quarter of fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. These aggregate pretax charges related to the Fiscal 2020 Plan are primarily cash-based and consist of employee severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2020 Plan, we incurred charges of $128 million for the third quarter and first nine months of fiscal 2020. We expect the Fiscal 2020 Plan to be substantially completed in fiscal 2021.
We initiated a restructuring plan during fiscal 2018 (the “Fiscal 2018 Plan”) in order to realign the organization and enable further investment in key priority areas. The aggregate pretax charges related to the Fiscal 2018 Plan were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. In connection with the Fiscal 2018 Plan, we incurred charges of $226 million in the first nine months of fiscal 2020 and have incurred cumulative charges of $656 million. We completed the Fiscal 2018 Plan in the second quarter of fiscal 2020.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2018 AND PRIOR PLANS		FISCAL 2020 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2019	$22	$11	$—	$—	$33
Charges	209	17	116	12	354
Cash payments	(217)	(2)	(35)	(6)	(260)
Non-cash items	—	(23)	—	(6)	(29)
Liability as of April 25, 2020	$14	$3	$81	$—	$98

	FISCAL 2017 AND PRIOR PLANS		FISCAL 2018 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2018	$41	$13	$19	$—	$73
Charges	—	(1)	232	51	282
Cash payments	(34)	(7)	(232)	(2)	(275)
Non-cash items	—	—	—	(46)	(46)
Liability as of April 27, 2019	$7	$5	$19	$3	$34

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	April 25, 2020	July 27, 2019
Cash and cash equivalents	$10,366	$11,750
Restricted cash included in other current assets	1	21
Restricted cash included in other assets	3	1
Total cash, cash equivalents, and restricted cash	$10,370	$11,772

Inventories:
Raw materials	$446	$374
Work in process	20	10
Finished goods:
Deferred cost of sales	57	109
Manufactured finished goods	492	643
Total finished goods	549	752
Service-related spares	182	225
Demonstration systems	15	22
Total	$1,212	$1,383

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,405	$4,545
Computer equipment and related software	895	922
Production, engineering, and other equipment	5,093	5,711
Operating lease assets	348	485
Furniture, fixtures and other	396	376
Total gross property and equipment	11,137	12,039
Less: accumulated depreciation and amortization	(8,602)	(9,250)
Total	$2,535	$2,789

Deferred revenue:
Service	$11,423	$11,709
Product	7,225	6,758
Total	$18,648	$18,467
Reported as:
Current	$10,710	$10,668
Noncurrent	7,938	7,799
Total	$18,648	$18,467

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.	Leases

(a)	Lessee Arrangements
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
As of April 25, 2020, our operating lease right-of-use assets were $930 million and were recorded in other assets, and our operating lease liabilities were $998 million, of which $344 million was included in other current liabilities and $654 million was included in other long-term liabilities. The weighted-average lease term was 4.0 years and the weighted-average discount rate was 1.7% as of April 25, 2020.
The components of our lease expenses were as follows (in millions):

	April 25, 2020
	Three Months Ended	Nine Months Ended
Operating lease expense	$101	$315
Short-term lease expense	18	51
Variable lease expense	37	116
Total lease expense	$156	$482
Supplemental information related to our operating leases is as follows:

Nine Months Ended
In millions:	April 25, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$309
Right-of-use assets obtained in exchange for operating leases liabilities	$120

The maturities of our operating leases (undiscounted) as of April 25, 2020 are as follows (in millions):

Fiscal Year	Amount
2020 (remaining three months)	$100
2021	328
2022	221
2023	171
2024	104
Thereafter	109
Total lease payments	1,033
Less interest	(35)
Total	$998

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
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for the third quarter and first nine months of fiscal 2020 was $23 million and $72 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of April 25, 2020 are summarized as follows (in millions):

Fiscal Year	Amount
2020 (remaining three months)	$207
2021	923
2022	517
2023	302
2024	149
Thereafter	71
Total	2,169
Less: Present value of lease payments	2,048
Difference between undiscounted cash flows and discounted cash flows	$121

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

We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by Cisco and the associated accumulated depreciation are summarized as follows (in millions):

	April 25, 2020	July 27, 2019
Operating lease assets	$348	$485
Accumulated depreciation	(197)	(306)
Operating lease assets, net	$151	$179

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Our lease income for the third quarter and first nine months of fiscal 2020 was $49 million and $143 million, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of April 25, 2020 are summarized as follows (in millions):

Fiscal Year	Amount
2020 (remaining three months)	$30
2021	74
2022	28
2023	6
Total	$138

9.	Financing Receivables

(a)	Financing Receivables
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
A summary of our financing receivables is presented as follows (in millions):

April 25, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,169	$5,259	$2,167	$9,595
Residual value	127	—	—	127
Unearned income	(121)	—	—	(121)
Allowance for credit loss	(36)	(86)	(6)	(128)
Total, net	$2,139	$5,173	$2,161	$9,473
Reported as:
Current	$963	$2,474	$1,266	$4,703
Noncurrent	1,176	2,699	895	4,770
Total, net	$2,139	$5,173	$2,161	$9,473

July 27, 2019	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,367	$5,438	$2,369	$10,174
Residual value	142	—	—	142
Unearned income	(137)	—	—	(137)
Allowance for credit loss	(46)	(71)	(9)	(126)
Total, net	$2,326	$5,367	$2,360	$10,053
Reported as:
Current	$1,029	$2,653	$1,413	$5,095
Noncurrent	1,297	2,714	947	4,958
Total, net	$2,326	$5,367	$2,360	$10,053

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of April 25, 2020 and July 27, 2019 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
April 25, 2020	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,033	$969	$46	$2,048
Loan receivables	3,180	1,914	165	5,259
Financed service contracts	1,227	911	29	2,167
Total	$5,440	$3,794	$240	$9,474

	INTERNAL CREDIT RISK RATING
July 27, 2019	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,204	$991	$35	$2,230
Loan receivables	3,367	1,920	151	5,438
Financed service contracts	1,413	939	17	2,369
Total	$5,984	$3,850	$203	$10,037

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
The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of April 25, 2020 and July 27, 2019 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 25, 2020	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$81	$18	$119	$218	$1,830	$2,048	$18	$18
Loan receivables	146	43	139	328	4,931	5,259	60	60
Financed service contracts	77	62	180	319	1,848	2,167	3	3
Total	$304	$123	$438	$865	$8,609	$9,474	$81	$81

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2019	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$101	$42	$291	$434	$1,796	$2,230	$13	$13
Loan receivables	257	67	338	662	4,776	5,438	31	31
Financed service contracts	145	131	271	547	1,822	2,369	3	3
Total	$503	$240	$900	$1,643	$8,394	$10,037	$47	$47

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
As of April 25, 2020, we had financing receivables of $116 million, net of unbilled or current receivables, that were greater than 120 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $215 million as of July 27, 2019.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended April 25, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 25, 2020	$42	$95	$8	$145
Provisions (benefits)	(4)	(5)	(2)	(11)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Foreign exchange and other	(1)	(3)	—	(4)
Allowance for credit loss as of April 25, 2020	$36	$86	$6	$128

Nine months ended April 25, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	(8)	37	(2)	27
Recoveries (write-offs), net	(2)	(18)	—	(20)
Foreign exchange and other	—	(4)	(1)	(5)
Allowance for credit loss as of April 25, 2020	$36	$86	$6	$128

Three months ended April 27, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 26, 2019	$127	$64	$9	$200
Provisions (benefits)	(41)	13	27	(1)
Recoveries (write-offs), net	2	—	(28)	(26)
Foreign exchange and other	(20)	—	—	(20)
Allowance for credit loss as of April 27, 2019	$68	$77	$8	$153

Nine months ended April 27, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(48)	17	26	(5)
Recoveries (write-offs), net	2	—	(28)	(26)
Foreign exchange and other	(21)	—	—	(21)
Allowance for credit loss as of April 27, 2019	$68	$77	$8	$153

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
Typically, we also consider receivables with a risk rating of 8 or higher to be impaired and will include them in the individual assessment for allowance. These balances, as of April 25, 2020 and July 27, 2019, are presented under “(b) Credit Quality of Financing Receivables” above.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

10.	Available-for-Sale Debt Investments and Equity Investments
The following table summarizes our available-for-sale debt investments and equity investments (in millions):

	April 25, 2020	July 27, 2019
Available-for-sale debt investments	$18,208	$21,660
Marketable equity securities	—	3
Total investments	18,208	21,663
Non-marketable equity securities included in other assets	1,186	1,113
Equity method investments included in other assets	68	87
Total	$19,462	$22,863

(a)	Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 25, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,527	$83	$—	$2,610
U.S. government agency securities	54	—	—	54
Corporate debt securities	12,291	172	(86)	12,377
U.S. agency mortgage-backed securities	1,617	50	—	1,667
Commercial paper	1,272	—	—	1,272
Certificates of deposit	228	—	—	228
Total (1)	$17,989	$305	$(86)	$18,208

July 27, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$808	$1	$(1)	$808
U.S. government agency securities	169	—	—	169
Corporate debt securities	19,188	103	(29)	19,262
U.S. agency mortgage-backed securities	1,425	7	(11)	1,421
Total	$21,590	$111	$(41)	$21,660
(1) Net unsettled investment sales were $12 million as of April 25, 2020 and were included in other current assets.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Gross realized gains	$20	$7	$45	$10
Gross realized losses	(21)	(14)	(25)	(28)
Total	$(1)	$(7)	$20	$(18)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 25, 2020 and July 27, 2019 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 25, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$26	$—	$—	$—	$26	$—
U.S. government agency securities	10	—	—	—	10	—
Corporate debt securities	3,529	(86)	23	—	3,552	(86)
U.S. agency mortgage-backed securities	19	—	—	—	19	—
Commercial paper	1,013	—	—	—	1,013	—
Certificates of deposit	10	—	—	—	10	—
Total	$4,607	$(86)	$23	$—	$4,630	$(86)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$204	$—	$488	$(1)	$692	$(1)
U.S. government agency securities	—	—	169	—	169	—
Corporate debt securities	2,362	(4)	5,271	(25)	7,633	(29)
U.S. agency mortgage-backed securities	123	—	847	(11)	970	(11)
Total	$2,689	$(4)	$6,775	$(37)	$9,464	$(41)

For available-for-sale debt investments that were in an unrealized loss position as of April 25, 2020, we have determined that no other-than-temporary impairments were required to be recognized.
The following table summarizes the maturities of our available-for-sale debt investments as of April 25, 2020 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$6,277	$6,292
After 1 year through 5 years	8,014	8,065
After 5 years through 10 years	2,073	2,176
After 10 years	8	8
Mortgage-backed securities with no single maturity	1,617	1,667
Total	$17,989	$18,208

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Summary of Equity Investments
Gains and losses recognized on our marketable and non-marketable equity securities are summarized below (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Net gains and losses recognized during the period on equity investments	$(7)	$3	$71	$78
Less: Net gains and losses recognized on equity investments sold	3	(44)	(71)	(51)
Net unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$(4)	$(41)	$—	$27
We recorded adjustments to the carrying value of our non-marketable equity securities measured using the measurement alternative as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Adjustments to non-marketable equity securities measured using the measurement alternative:
Upward adjustments	$9	$9	$20	$25
Downward adjustments, including impairments	(13)	(4)	(21)	(22)
Net adjustments	$(4)	$5	$(1)	$3

As of April 25, 2020 and July 27, 2019, we held equity interests in certain private equity funds of $0.7 billion and $0.6 billion, respectively, which are accounted for under the NAV practical expedient.

(c)	Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of April 25, 2020, except as disclosed herein, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of April 25, 2020, the carrying value of investments in privately held companies was $1.3 billion. $691 million of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $344 million related to these privately held investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these privately held investments.

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

(b)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	APRIL 25, 2020 FAIR VALUE MEASUREMENTS			JULY 27, 2019 FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$8,829	$—	$8,829	$10,083	$—	$10,083
Commercial paper	—	189	189	—	—	—
Certificates of deposit	—	20	20	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	2,610	2,610	—	808	808
U.S. government agency securities	—	54	54	—	169	169
Corporate debt securities	—	12,377	12,377	—	19,262	19,262
U.S. agency mortgage-backed securities	—	1,667	1,667	—	1,421	1,421
Commercial paper	—	1,272	1,272	—	—	—
Certificates of deposit	—	228	228	—	—	—
Equity investments:
Marketable equity securities	—	—	—	3	—	3
Derivative assets	—	200	200	—	89	89
Total	$8,829	$18,617	$27,446	$10,086	$21,749	$31,835
Liabilities:
Derivative liabilities	$—	$22	$22	$—	$15	$15
Total	$—	$22	$22	$—	$15	$15

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
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

expenses as applicable. See Note 5. The remaining carrying value of the specific purchased intangible assets that were impaired was zero as of April 25, 2020.
(d) Other Fair Value Disclosures
The fair value of short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of long-term loan receivables and financed service contracts as of April 25, 2020 and July 27, 2019 was $3.6 billion and $3.7 billion, respectively. The estimated fair value of long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 25, 2020, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 25, 2020, the fair value of our senior notes and other long-term debt was $18.5 billion with a carrying amount of $16.1 billion. This compares to a fair value of $22.1 billion and a carrying amount of $20.5 billion as of July 27, 2019. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 25, 2020		July 27, 2019
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$4,506	2.32%	$5,998	3.20%
Commercial paper	—	—	4,193	2.34%
Total short-term debt	$4,506		$10,191

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 25, 2020		July 27, 2019
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.34%	September 20, 2019	$—	—	$500	2.77%
Fixed-rate notes:
1.40%	September 20, 2019	—	—	1,500	1.48%
4.45%	January 15, 2020	—	—	2,500	4.72%
2.45%	June 15, 2020	1,500	2.54%	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	1.76%	500	3.14%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	1.85%	500	3.36%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.87%	1,000	3.25%
3.50%	June 15, 2025	500	2.01%	500	3.52%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		16,000		20,500
Unaccreted discount/issuance costs		(90)		(100)
Hedge accounting fair value adjustments		174		73
Total		$16,084		$20,473

Reported as:
Current portion of long-term debt		$4,506		$5,998
Long-term debt		11,578		14,475
Total		$16,084		$20,473

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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 25, 2020, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 25, 2020, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2020 (remaining three months)	$1,500
2021	3,000
2022	2,500
2023	500
2024	1,750
Thereafter	6,750
Total	$16,000

(c)	Credit Facility
On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of April 25, 2020, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the five-year credit facility.
Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one-month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than 0.25%. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 25, 2020	July 27, 2019	Balance Sheet Line Item	April 25, 2020	July 27, 2019
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$16	$5	Other current liabilities	$3	$8
Interest rate derivatives	Other current assets	9	—	Other current liabilities	—	1
Interest rate derivatives	Other assets	170	75	Other long-term liabilities	—	—
Total		195	80		3	9
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	5	9	Other current liabilities	18	6
Equity derivatives	Other current assets	—	—	Other current liabilities	1	—
Total		5	9		19	6
Total		$200	$89		$22	$15

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	April 25, 2020	July 27, 2019	April 25, 2020	July 27, 2019
Short-term debt	$(508)	$(2,000)	$(8)	$—
Long-term debt	$(2,160)	$(2,565)	$(166)	$(73)

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value and cash flow hedges is summarized as follows (in millions):

	April 25, 2020
	Three Months Ended				Nine Months Ended
	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net
Total amounts presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$11,983	$4,212	$4,357	$30	$37,147	$13,148	$13,626	$291

The effects of fair value and cash flow hedging:
Gains (losses) on fair value hedging relationships:
Interest rate derivatives
Hedged items	—	—	—	(87)	—	—	—	(101)
Derivatives designated as hedging instruments	—	—	—	89	—	—	—	105
Gains (losses) on cash flow hedging relationships:
Foreign currency derivatives
Amount of gains (losses) reclassified from AOCI to income	1	—	—	—	(4)	1	2	—
Total gains (losses)	$1	$—	$—	$2	$(4)	$1	$2	$4

	April 27, 2019
	Three Months Ended				Nine Months Ended
	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net
Total amounts presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$12,958	$4,785	$4,660	$102	$38,476	$14,384	$13,563	$338

The effects of fair value and cash flow hedging:
Gains (losses) on fair value hedging relationships:
Interest rate derivatives
Hedged items	—	—	—	(31)	—	—	—	(83)
Derivatives designated as hedging instruments	—	—	—	33	—	—	—	88
Gains (losses) on cash flow hedging relationships:
Foreign currency derivatives
Amount of gains (losses) reclassified from AOCI to income	—	—	—	—	3	(1)	(1)	—
Total gains (losses)	$—	$—	$—	$2	$3	$(1)	$(1)	$5

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Foreign currency derivatives	Other income (loss), net	$(47)	$(29)	$(56)	$(57)
Total return swaps—deferred compensation	Operating expenses	(93)	42	(49)	9
	Cost of sales	(9)	4	(5)	1
	Other income (loss), net	(2)	(4)	(9)	(12)
Equity derivatives	Other income (loss), net	(6)	1	(1)	2
Total		$(157)	$14	$(120)	$(57)

The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 25, 2020	July 27, 2019
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$610	$663
Interest rate derivatives	2,500	4,500
Net investment hedging instruments	210	309
Derivatives not designated as hedging instruments:
Foreign currency derivatives	2,645	2,708
Total return swaps—deferred compensation	508	574
Total	$6,473	$8,754

(b)	Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of April 25, 2020 and July 27, 2019, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $18 million and $13 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of April 25, 2020 and July 27, 2019 was $178 million and $76 million, respectively. Including the effects of collateral, this results in a net derivative liability of $2 million as of July 27, 2019.

(c)	Foreign Currency Exchange Risk
We conduct business globally in numerous currencies. Therefore, we are exposed to adverse movements in foreign currency exchange rates. To limit the exposure related to foreign currency changes, we enter into foreign currency contracts. We do not enter into such contracts for speculative purposes.
We hedge forecasted foreign currency transactions related to certain revenues, operating expenses and service cost of sales with currency options and forward contracts. These currency options and forward contracts, designated as cash flow hedges, generally have maturities of less than 24 months. The derivative instrument’s gain or loss is initially reported as a component of accumulated other comprehensive income (“AOCI”) and subsequently reclassified into earnings when the hedged exposure affects earnings. During the periods presented, we did not discontinue any cash flow hedges for which it was probable that a forecasted transaction would not occur.
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

(a)	Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of April 25, 2020 and July 27, 2019, we had total purchase commitments for inventory of $5.1 billion and $5.0 billion, respectively.
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 25, 2020 and July 27, 2019, the liability for these purchase commitments was $131 million and $129 million, respectively, and was included in other current liabilities.

(b)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Compensation expense related to acquisitions	$61	$76	$172	$251

As of April 25, 2020, we estimated that future cash compensation expense of up to $292 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $344 million and $326 million as of April 25, 2020 and July 27, 2019, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 25, 2020	April 27, 2019
Balance at beginning of period	$342	$359
Provisions for warranties issued	423	447
Adjustments for pre-existing warranties	(5)	(6)
Settlements	(436)	(449)
Acquisitions and divestitures	—	(2)
Balance at end of period	$324	$349

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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. At the end of the third quarter of fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic environment. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.3 billion and $7.2 billion for the third quarter of fiscal 2020 and 2019, respectively, and was $20.5 billion and $21.7 billion for the first nine months of fiscal 2020 and 2019, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.4 billion as of April 25, 2020 and July 27, 2019, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $2 million and $1 million for the third quarter of fiscal 2020 and 2019, respectively, and was $8 million and $11 million for the first nine months of fiscal 2020 and 2019, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 25, 2020 and July 27, 2019, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 25, 2020	July 27, 2019
Maximum potential future payments relating to financing guarantees:
Channel partner	$203	$197
End user	12	21
Total	$215	$218
Deferred revenue associated with financing guarantees:
Channel partner	$(59)	$(62)
End user	(11)	(15)
Total	$(70)	$(77)
Maximum potential future payments relating to financing guarantees, net of associated deferred revenue	$145	$141

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(e)	Indemnifications
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
Charter Communications, Inc. (“Charter”), which acquired Time Warner Cable (“TWC”) in May 2016, is seeking indemnification from us for a final judgment obtained by Sprint Communications Company, L.P. (“Sprint”) against TWC in federal court in Kansas. Sprint sought monetary damages, alleging that TWC infringed certain Sprint patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Following a trial on March 3, 2017, a jury in Kansas found that TWC willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. The Court awarded Sprint pre and post judgment interest of approximately $10 million and denied TWC’s post-trial motions and appeals. Charter reported that it paid the judgment in full. At this time, we are working with Charter to calculate the correct amount of indemnification. We do not believe that our indemnity obligations under our agreement will be material.
We also have been asked to indemnify certain of our service provider customers that have been subject to patent infringement claims asserted by Chanbond, LLC (“Chanbond”) in the United States District Court for the District of Delaware on September 21, 2015. Chanbond alleges that 13 service provider companies, including among others, Comcast Corporation (“Comcast”), Charter Communications, Inc. (“Charter”), Time Warner Cable, Inc. (“TWC”) (subsequently acquired by Charter), Cox Communications, Inc. (“Cox”), and Cablevision Systems Corporation (“Cablevision”), infringe three patents by providing high speed cable internet services to their customers utilizing cable modems and cable modem termination systems, consistent with the DOCSIS 3.0 standard, provided by us and other manufacturers generally used in combination with each other. Chanbond seeks monetary damages. Chanbond's case against Cox is currently set for a jury trial starting on August 18, 2020, and the other cases against the remaining service provider defendants have not yet been set for trial. We believe that the service provider defendants have strong non-infringement, invalidity and other defenses. Due to uncertainties surrounding the litigation processes, we are unable to reasonably estimate the ultimate outcome of the cases at this time, but should Chanbond prevail in its cases against the service provider defendants, we do not believe that any potential indemnity liability would be material.
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
During the second quarter of fiscal 2020, $0.8 billion of penalty and interest asserted by the Brazilian federal tax authorities against our Brazilian subsidiary on the theory of joint liability was dismissed on its merits. The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $0.1 billion for the alleged evasion of import and other taxes, $0.7 billion for interest, and $0.4 billion for various penalties, all determined using an exchange rate as of April 25, 2020.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware, accusing our products and services in the area of network intrusion detection of infringing two U.S. patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. The trial started on May 2, 2016, and, on May 12, 2016, the jury returned a verdict finding willful infringement. The jury awarded SRI damages of $23.7 million. On May 25, 2017, the District Court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57.0 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We appealed to the United States Court of Appeals for the Federal Circuit on various grounds, and after various proceedings, on July 12, 2019, the Federal Circuit vacated the enhanced damages award; vacated and remanded in part the willful infringement finding; vacated and remanded the attorneys’ fees award for further proceedings; and affirmed the District Court’s other findings. On April 1, 2020, the District Court issued a final judgment on the remanded issues, finding no evidence of willful infringement and reinstating the $8 million award of attorneys’ fees. SRI appealed the judgment of no willful infringement to the Federal Circuit on April 3, 2020, and Cisco filed a cross-appeal on the attorneys’ fees award on April 9, 2020. Cisco has paid SRI $28.1 million, representing the portion of the judgment that the Federal Circuit previously affirmed, plus interest and royalties on post-verdict sales. While the remaining proceedings may result in an additional loss, we do not expect it to be material.
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, seeking injunctive relief and damages, including enhanced damages for allegations of willful infringement. Centripetal alleges that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has thus far issued Final Written Decisions for five patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and a portion of the claims of a sixth patent have been found unpatentable. The District Court set a bench trial by videoconference, which started on May 6, 2020, on the claims in the five patents not subject to the IPR Proceedings, including claims in three for which the PTAB declined to institute Inter Partes Review. While we believe that we have strong non-infringement defenses and that the patents are invalid, as well as other arguments and defenses, if we do not prevail in the District Court, we believe that Centripetal will not be able to meet its burden required for injunctive relief and that any final damages ultimately assessed would not be material. On May 4, 2020, Centripetal instituted an action in the District Court of Dusseldorf in Germany against Cisco Systems GmbH asserting three European patents seeking both injunctive relief and damages. Two of the three European patents are counterparts to two patents Centripetal has asserted against us in the U.S. District Court proceedings, one of which has been invalidated by the PTAB. We are currently assessing the case filed in Germany. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, however, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
Straight Path On September 24, 2014, Straight Path IP Group, Inc. (“Straight Path”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, accusing our 9971 IP Phone, Unified Communications Manager working in conjunction with 9971 IP Phones, and Video Communication Server products of infringement. All of the asserted patents have expired and Straight Path was therefore limited to seeking monetary damages for the alleged past infringement. On November 13, 2017, the District Court granted our motion for summary judgment of non-infringement, thereby dismissing Straight Path’s claims against us and cancelling a trial which had been set for March 12, 2018. Straight Path appealed to the U.S. Court of Appeal for the Federal Circuit, and, on January 23, 2019, the District Court summarily affirmed the finding of non-infringement. On August 23, 2019, Straight Path filed a petition with the United States Supreme Court challenging the constitutionality of the Federal Circuit’s rule allowing summary affirmance, which was denied on November 18, 2019.
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas. Oyster alleges that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster seeks monetary damages. Oyster filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the District Court consolidated the cases alleging infringement of the ‘327 Patent. Oyster's cases against some of the defendants were resolved. The District Court vacated the November 4, 2018 trial date set for Oyster's claims against Cisco and one other remaining defendant, pending resolution of Oyster’s December 6, 2018 appeal of the District Court's summary judgment ruling dismissing certain of Oyster’s claims. On May 8, 2020, the Federal Circuit affirmed the District Court’s summary judgment ruling. While we

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

believe that the District Court's summary judgment ruling will continue to be upheld if subject to further challenge and we have strong defenses for Oyster's remaining claims, if Oyster seeks further review of the District Court's summary judgment ruling and it is reversed and the dismissed claims are remanded, and if we do not prevail in the District Court on those claims and Oyster's remaining claims in a subsequent trial, we believe damages ultimately assessed would not be material. Due to uncertainty surrounding patent litigation processes, we are unable to reasonably estimate the ultimate outcome of this litigation at this time.
Finjan On January 6, 2017, Finjan, Inc. (“Finjan”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, seeking injunctive relief and damages, including enhanced damages for allegations of willful infringement. Finjan alleges that Cisco’s AMP and ThreatGrid products and the URL rewrite feature of Cisco’s ESA Outbreak Filter product infringe five patents, four of which have expired. Finjan has conceded that they are not entitled to any pre-suit damages, accordingly it seeks approximately three weeks of damages for the alleged infringement of the 8,677,494 and 6,154,844 patents, approximately ten months of damages for the 6,804,780 patent, approximately three years of damages for the 7,647,633 patent, and approximately three-and-a-half years of past damages for the 8,141,154 patent and an ongoing royalty until its expiration on December 12, 2025. The case is currently set for jury trial starting June 22, 2020. While we believe that we have strong non-infringement arguments, that the patents are invalid, that Finjan’s damages theories are not supported by prevailing law and that Finjan will not be able to meet its burden required for injunctive relief, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in the District Court, we believe that any damages ultimately assessed would not be material.
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
We declared and paid cash dividends of $0.36 and $0.35 per common share, or $1.5 billion, on our outstanding common stock for each of the third quarters of fiscal 2020 and 2019. We declared and paid cash dividends of $1.06 and $1.01 per common share, or $4.5 billion, on our outstanding common stock for each of the first nine months of fiscal 2020 and 2019.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 25, 2020, the remaining authorized amount for stock repurchases under this program was approximately $10.8 billion with no termination date. A summary of the stock repurchase activity for fiscal 2020 and 2019 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2020
April 25, 2020	25	$39.71	$981
January 25, 2020	18	$46.71	$870
October 26, 2019	16	$48.91	$768

Fiscal 2019
July 27, 2019	82	$54.99	$4,515
April 27, 2019	116	$52.14	$6,020
January 26, 2019	111	$45.09	$5,016
October 27, 2018	109	$46.01	$5,026

There were $40 million of stock repurchases that were pending settlement as of July 27, 2019.

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
Stock Incentive Plan Program Description    As of April 25, 2020, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of April 25, 2020, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares. The 2005 Plan may be terminated by the Board of Directors at any time and for any reason, and is currently set to terminate at the 2021 Annual Meeting unless re-adopted or extended by the shareholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. For restricted stock units that were awarded with vesting contingent upon the achievement of future financial performance or market-based metrics, the maximum awards that can be achieved upon full vesting of such awards. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of April 25, 2020, 200 million shares were authorized for future grant under the 2005 Plan.

(b)	Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721.4 million shares of our common stock have been reserved for issuance as of April 25, 2020. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Purchase Plan during each of the third quarters of fiscal 2020 and 2019. We issued 9 million shares during the first nine months of each of fiscal 2020 and fiscal 2019. As of April 25, 2020, 150 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Cost of sales—product	$23	$22	$69	$67
Cost of sales—service	37	32	107	96
Share-based compensation expense in cost of sales	60	54	176	163
Research and development	148	135	440	398
Sales and marketing	125	124	371	386
General and administrative	49	63	164	190
Restructuring and other charges	5	3	18	45
Share-based compensation expense in operating expenses	327	325	993	1,019
Total share-based compensation expense	$387	$379	$1,169	$1,182
Income tax benefit for share-based compensation	$81	$98	$321	$389

As of April 25, 2020, the total compensation cost related to unvested share-based awards not yet recognized was $3.4 billion which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)	Restricted Stock and Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 28, 2018	119	$30.56
Granted	45	47.71
Vested	(50)	29.25	$2,446
Canceled/forfeited/other	(14)	32.01
UNVESTED BALANCE AT JULY 27, 2019	100	38.66
Granted	31	41.70
Vested	(31)	33.64	$1,448
Canceled/forfeited/other	(8)	40.30
UNVESTED BALANCE AT APRIL 25, 2020	92	$41.14

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.	Comprehensive Income
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2020 and 2019 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 27, 2019	$—	$(14)	$(778)	$(792)
Other comprehensive income (loss) before reclassifications	169	14	(472)	(289)
(Gains) losses reclassified out of AOCI	(20)	1	2	(17)
Tax benefit (expense)	(12)	(1)	2	(11)
BALANCE AT APRIL 25, 2020	$137	$—	$(1,246)	$(1,109)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)
Other comprehensive income (loss) before reclassifications	382	3	(224)	161
(Gains) losses reclassified out of AOCI	18	(1)	4	21
Tax benefit (expense)	(59)	—	(2)	(61)
Total change for the period	341	2	(222)	121
Effect of adoption of accounting standard	(168)	—	—	(168)
BALANCE AT APRIL 27, 2019	$(137)	$(9)	$(750)	$(896)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Comprehensive Income Components	Income Before Taxes		Income Before Taxes		Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$(1)	$(7)	$20	$(18)	Other income (loss), net
Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	1	—	(4)	3	Revenue
Foreign currency derivatives	—	—	1	(1)	Cost of sales
Foreign currency derivatives	—	—	2	(1)	Operating expenses
	1	—	(1)	1
Cumulative translation adjustment and actuarial gains and losses	—	(1)	(2)	(4)	Other income (loss), net
Total amounts reclassified out of AOCI	$—	$(8)	$17	$(21)

18.	Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Income before provision for income taxes	$3,444	$3,615	$10,664	$10,867
Provision for income taxes	$670	$571	$2,086	$1,452
Effective tax rate	19.4%	15.8%	19.6%	13.4%

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
As of April 25, 2020, we had $2.1 billion of unrecognized tax benefits, of which $1.8 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at April 25, 2020 could be reduced by approximately $150 million in the next 12 months.

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
Summarized financial information by segment for the third quarter and the first nine months of fiscal 2020 and 2019, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Revenue:
Americas	$7,116	$7,695	$22,106	$22,798
EMEA	3,136	3,356	9,553	9,803
APJC	1,730	1,907	5,489	5,875
Total	$11,983	$12,958	$37,147	$38,476
Gross margin:
Americas	$4,828	$5,046	$14,836	$14,911
EMEA	2,061	2,166	6,289	6,307
APJC	1,098	1,158	3,511	3,467
Segment total	7,986	8,370	24,636	24,686
Unallocated corporate items	(215)	(197)	(637)	(594)
Total	$7,771	$8,173	$23,999	$24,092

Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.3 billion and $6.8 billion for the third quarter of fiscal 2020 and 2019, respectively, and $19.7 billion and $20.2 billion for the first nine months of fiscal 2020 and 2019, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Revenue:
Infrastructure Platforms	$6,429	$7,523	$20,496	$22,247
Applications	1,363	1,431	4,211	4,315
Security	776	729	2,340	2,083
Other Products	28	39	100	239
Total Product	8,597	9,722	27,146	28,885
Services	3,386	3,236	10,001	9,591
Total (1)	$11,983	$12,958	$37,147	$38,476

Amounts may not sum due to rounding.
(1) Includes SPVSS business revenue of $168 million for the first nine months of fiscal 2019.

20.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Net income	$2,774	$3,044	$8,578	$9,415
Weighted-average shares—basic	4,230	4,370	4,239	4,468
Effect of dilutive potential common shares	13	45	19	41
Weighted-average shares—diluted	4,243	4,415	4,258	4,509
Net income per share—basic	$0.66	$0.70	$2.02	$2.11
Net income per share—diluted	$0.65	$0.69	$2.01	$2.09
Antidilutive employee share-based awards, excluded	14	5	42	32

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933 (the “Securities Act”) and the Securities Exchange Act of 1934 (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” "momentum," “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, future responses to and effects of the COVID-19 pandemic, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	% Variance		April 25, 2020	April 27, 2019	% Variance
Revenue (1)	$11,983	$12,958	(8)%		$37,147	$38,476	(3)%
Gross margin percentage	64.9%	63.1%	1.8	pts	64.6%	62.6%	2.0	pts
Research and development	$1,546	$1,659	(7)%		$4,782	$4,824	(1)%
Sales and marketing	$2,192	$2,403	(9)%		$6,951	$7,084	(2)%
General and administrative	$457	$541	(16)%		$1,431	$1,261	13%
Total research and development, sales and marketing, general and administrative	$4,195	$4,603	(9)%		$13,164	$13,169	—%
Total as a percentage of revenue	35.0%	35.5%	(0.5)	pts	35.4%	34.2%	1.2	pts
Amortization of purchased intangible assets included in operating expenses	$34	$39	(13)%		$108	$112	(4)%
Restructuring and other charges included in operating expenses	$128	$18	611%		$354	$282	26%
Operating income as a percentage of revenue	28.5%	27.1%	1.4	pts	27.9%	27.4%	0.5	pts
Interest and other income (loss), net	$30	$102	(71)%		$291	$338	(14)%
Income tax percentage	19.4%	15.8%	3.6	pts	19.6%	13.4%	6.2	pts
Net income	$2,774	$3,044	(9)%		$8,578	$9,415	(9)%
Net income as a percentage of revenue	23.1%	23.5%	(0.4)	pts	23.1%	24.5%	(1.4)	pts
Earnings per share—diluted	$0.65	$0.69	(6)%		$2.01	$2.09	(4)%
(1) During the second quarter of fiscal 2019, we completed the sale of our Service Provider Video Software Solutions (“SPVSS”) business. As a result, revenue from this business will not recur in future periods. Includes SPVSS business revenue of $168 million for the first nine months of fiscal 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19 Pandemic Response Summary
During this extraordinary time, our priority has been supporting our employees, customers, partners and communities, while positioning Cisco for the future. The pandemic has driven organizations across the globe to digitize their operations and support remote workforces at a faster speed and greater scale than ever before. We remain focused on providing the technology and solutions our customers need to accelerate their digital organizations. The actions we are taking include:
Employees

•	95% of our global workforce working from home.

•	Seamless transition to work from home with a long-standing flexible work policy, and we build the technologies that allow organizations to stay connected, secure and productive.

•	For the 5% who must be in the office to perform their roles, we are focused on their health and safety, and are taking all of the necessary precautions.
Customer and Partners

•	Introduced a variety of free offers and trials for our Webex and security technologies as they dramatically shifted entire workforces to be remote.

•
Announced a new Cisco Capital $2.5 billion Business Resiliency Program leveraging currently available funds to provide organizations with access to financing solutions to offer financial flexibility and support business continuity. This will help customers and partners access the technology they need now, invest for recovery, and defer most of the payments until early 2021.

Communities

•	Committed nearly $300 million to date to support both global and local pandemic response efforts.

•	Providing technology and financial support for non-profits, first responders, and governments.

•	Donating personal protective equipment to hospital workers including N95 masks and face shields 3D-printed by Cisco volunteers around the world.
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
In the third quarter of fiscal 2020, in a very challenging environment with the COVID-19 pandemic, we delivered strong profitability. In the third quarter of fiscal 2020, COVID-19 had an impact on our financial results and business operations, with a significant impact in our supply chain where we saw manufacturing challenges and component constraints. Total revenue decreased by 8% compared with the third quarter of fiscal 2019. Our product revenue declined in Infrastructure Platforms and Applications, partially offset by growth in Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. We experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets. We also continued to see a more broad-based weakening in the global macroeconomic environment during the quarter which impacted our enterprise and commercial markets. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue decreased by 12% and service revenue increased by 5%. Total gross margin increased by 1.8 percentage points, driven by productivity improvements and product mix, partially offset by unfavorable impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.5 percentage points. Operating income as a percentage of revenue increased by 1.4 percentage points. Diluted earnings per share decreased by 6%, driven by a 9% decrease in net income and a decrease in diluted share count of 172 million shares.
In terms of our geographic segments, revenue from the Americas decreased $579 million, EMEA revenue decreased by $220 million and APJC revenue decreased by $177 million. The “BRICM” countries experienced a product revenue decline of 25% in the aggregate, driven by decreased product revenue in the emerging countries of China, India, Mexico and Brazil.
From a customer market standpoint, we experienced product revenue declines across all customer segments. During the third quarter of fiscal 2020, we saw a decline in business momentum in the enterprise and commercial markets, which we believe was significantly related to weakness in the global macroeconomic environment.
From a product category perspective, the product revenue decrease of 12% was driven by declines in revenue in Infrastructure Platforms of 15% and Applications of 5%. These declines were partially offset by a product revenue increase in Security of 6%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Total revenue decreased 3%, with product revenue decreasing 6% and service revenue increasing 4%. Total gross margin increased by 2.0 percentage points due to productivity benefits and product mix, partially offset by unfavorable impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 1.2 percentage points due to higher general and administrative expenses. General and administrative expenses increased due to the impact of the benefit from the $400 million litigation settlement with Arista Networks, Inc. (“Arista”) in the first quarter of fiscal 2019. Operating income as a percentage of revenue increased by 0.5 percentage points.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 27, 2019.
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2020 (in millions):

	April 25, 2020	July 27, 2019
Cash and cash equivalents and investments	$28,574	$33,413
Deferred revenue	$18,648	$18,467
Inventories	$1,212	$1,383

	Nine Months Ended
	April 25, 2020	April 27, 2019
Cash provided by operating activities	$11,624	$11,889
Repurchases of common stock—stock repurchase program	$2,619	$16,062
Dividends	$4,491	$4,489

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
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the third quarter and first nine months of fiscal 2020. These estimates are listed in our Annual Report on Form 10-K for the year ending July 27, 2019, and include: allowance for accounts receivable, allowances for credit losses on financing receivables, inventory valuation and liability for purchase commitments with contract manufacturers and suppliers, impairments on our publicly traded and privately held investments, goodwill and identified purchased intangible assets, and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes contractual potential penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
See Note 3 to the Consolidated Financial Statements for more details.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Allowances for Receivables and Sales Returns
The allowances for receivables were as follows (in millions, except percentages):

	April 25, 2020	July 27, 2019
Allowance for doubtful accounts	$130	$136
Percentage of gross accounts receivable	2.8%	2.4%
Allowance for credit loss—lease receivables	$36	$46
Percentage of gross lease receivables(1)	1.6%	1.8%
Allowance for credit loss—loan receivables	$86	$71
Percentage of gross loan receivables	1.6%	1.3%
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
A reserve for future sales returns is established based on historical trends in product return rates. The reserve for future sales returns as of April 25, 2020 and July 27, 2019 was $90 million and $84 million, respectively, and was recorded as a reduction of our accounts receivable and revenue. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.
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
Our provision for inventory was $49 million and $55 million for the first nine months of fiscal 2020 and 2019, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $98 million and $65 million for the first nine months of fiscal 2020 and 2019, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments.

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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2020 and 2019.

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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.4% and 15.8% in the third quarter of fiscal 2020 and 2019, respectively. Our effective tax rate was 19.6% and 13.4% in the first nine months of fiscal 2020 and 2019, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 37 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,597	$9,722	$(1,125)	(12)%	$27,146	$28,885	$(1,739)	(6)%
Percentage of revenue	71.7%	75.0%			73.1%	75.1%
Service	3,386	3,236	150	5%	10,001	9,591	410	4%
Percentage of revenue	28.3%	25.0%			26.9%	24.9%
Total	$11,983	$12,958	$(975)	(8)%	$37,147	$38,476	$(1,329)	(3)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,116	$7,695	$(579)	(8)%	$22,106	$22,798	$(692)	(3)%
Percentage of revenue	59.4%	59.4%			59.5%	59.2%
EMEA	3,136	3,356	(220)	(7)%	9,553	9,803	(250)	(3)%
Percentage of revenue	26.2%	25.9%			25.7%	25.5%
APJC	1,730	1,907	(177)	(9)%	5,489	5,875	(386)	(7)%
Percentage of revenue	14.4%	14.7%			14.8%	15.3%
Total	$11,983	$12,958	$(975)	(8)%	$37,147	$38,476	$(1,329)	(3)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Total revenue decreased by 8%. Product revenue decreased by 12% and service revenue increased by 5%. Our total revenue reflected declines across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 25% product revenue decline, with decreases in China, India, Mexico and Brazil.
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
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Total revenue decreased by 3%. Product revenue decreased by 6% and service revenue increased by 4%. Our total revenue reflected declines across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 28% product revenue decline, with decreases primarily in China, India, Mexico and Brazil.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,029	$5,658	$(629)	(11)%	$15,871	$16,719	$(848)	(5)%
Percentage of product revenue	58.5%	58.2%			58.5%	57.9%
EMEA	2,357	2,642	(285)	(11)%	7,308	7,681	(373)	(5)%
Percentage of product revenue	27.4%	27.2%			26.9%	26.6%
APJC	1,211	1,422	(211)	(15)%	3,967	4,486	(519)	(12)%
Percentage of product revenue	14.1%	14.6%			14.6%	15.5%
Total	$8,597	$9,722	$(1,125)	(12)%	$27,146	$28,885	$(1,739)	(6)%
Amounts may not sum and percentages may not recalculate due to rounding.
In the third quarter of fiscal 2020, COVID-19 had an impact on our financial results and business operations, with a significant impact in our supply chain where we saw manufacturing challenges and component constraints.
Americas
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Product revenue in the Americas segment decreased by 11%. The product revenue decrease was across all of our customer segments. From a country perspective, product revenue decreased by 11% in the United States, 6% in Canada, 9% in Mexico and 13% in Brazil.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
The decrease in product revenue in the Americas segment was driven by declines in the service provider, commercial and enterprise markets. The decreases were partially offset by product revenue growth in the public sector market. From a country perspective, product revenue decreased in the United States, Canada, Mexico and Brazil by 4%, 8%, 35% and 11%, respectively.
EMEA
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Product revenue in the EMEA segment decreased by 11%, with declines in the enterprise, public sector and commercial markets, partially offset by growth in the service provider market. Product revenue from emerging countries within EMEA decreased by 13% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, decreased by 10%. From a country perspective, product revenue decreased in United Kingdom and France by 22% and 18%, respectively, and was flat in Germany.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Product revenue in the EMEA segment decreased by 5%, with declines in the service provider, enterprise and commercial markets, partially offset by growth in the public sector market. Product revenue from emerging countries within EMEA decreased by 2% and product revenue for the remainder of the EMEA segment decreased by 6%. From a country perspective, product revenue declined 13% in the United Kingdom and 8% in France, partially offset by a product revenue increase of 1% in Germany.
APJC
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Product revenue in the APJC segment decreased by 15%, driven by declines across all customer segments. From a country perspective, product revenue decreased in China, India and Australia by 32%, 36%, and 25%, respectively. Product revenue in Japan was flat.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Product revenue in the APJC segment decreased by 12%, with declines across each of the customer markets in this geographic segment. From a country perspective, product revenue decreased in China, India and Australia by 34%, 34% and 16%, respectively, partially offset by a product revenue increase of 12% in Japan.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$6,429	$7,523	$(1,094)	(15)%	$20,496	$22,247	$(1,751)	(8)%
Applications	1,363	1,431	(68)	(5)%	4,211	4,315	(104)	(2)%
Security	776	729	47	6%	2,340	2,083	257	12%
Other Products	28	39	(11)	(27)%	100	239	(139)	(58)%
Total	$8,597	$9,722	$(1,125)	(12)%	$27,146	$28,885	$(1,739)	(6)%
Amounts may not sum and percentages may not recalculate due to rounding.
In the third quarter of fiscal 2020, COVID-19 had an impact on our financial results and business operations, with a significant impact in our supply chain where we saw manufacturing challenges and component constraints.
Infrastructure Platforms
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue decreased by 15%, or $1.1 billion. Infrastructure Platforms was most impacted by the supply chain challenges. Switching revenue declined in both campus switching and data center switching, although we had revenue growth in our intent-based networking Catalyst 9000 Series. We experienced a decrease in sales of routing products, with declines in both service provider and enterprise markets. We experienced a revenue decline from wireless products, although we saw revenue growth in our Meraki and WiFi6 products. Revenue from data center declined driven by continued market contraction impacting both our servers and Hyperflex offerings.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Revenue from the Infrastructure Platforms product category decreased 8%, or $1.8 billion. Switching revenue declined in both campus switching and data center switching, although we saw revenue growth in our intent-based networking Catalyst 9000 Series. Routing revenue decreased driven by continued weakness in the service provider market. We experienced a revenue decline from wireless products, although we saw revenue growth in Meraki and WiFi6 products. Revenue from data center declined driven by server products.
Applications
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and AppDynamics analytics software offerings. Revenue in our Applications product category decreased by 5%, or $68 million, with a decline in Unified Communications and Cisco TelePresence partially offset by double digit growth in AppDynamics and IoT software offerings and growth in conferencing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Revenue in our Applications product category decreased by 2%, or $104 million, with declines in Unified Communications and Cisco TelePresence partially offset by double digit growth in AppDynamics.
Security
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Revenue in our Security product category increased 6%, or $47 million, driven by strong sales of our unified threat management, identity and access, advanced threat security products. Our cloud security portfolio reflected strong double-digit growth and continued momentum with our Duo and Umbrella offerings.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Revenue in our Security product category increased by 12%, or $257 million, driven by higher sales of identity and access, unified threat management, advanced threat security, and web security products.
Other Products
The decrease in revenue from our Other Products category for the third quarter of fiscal 2020 was primarily driven by a decrease in revenue from our cloud and system management products. The decrease in revenue from our Other Products category for the first nine months of fiscal 2020 was primarily driven by a decrease in revenue from the SPVSS business which we divested in the second quarter of fiscal 2019.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,088	$2,036	$52	3%	$6,235	$6,079	$156	3%
Percentage of service revenue	61.7%	62.9%			62.3%	63.4%
EMEA	779	715	64	9%	2,245	2,123	122	6%
Percentage of service revenue	23.0%	22.1%			22.4%	22.1%
APJC	520	485	35	7%	1,521	1,389	132	10%
Percentage of service revenue	15.3%	15.0%			15.3%	14.5%
Total	$3,386	$3,236	$150	5%	$10,001	$9,591	$410	4%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 5% in the third quarter of fiscal 2020 and increased 4% in the first nine months of fiscal 2020 compared to the corresponding periods of fiscal 2019. The increases in both periods were driven by an increase in software and solution support offerings. Service revenue increased across all geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Gross margin:
Product	$5,477	$6,029	63.7%	62.0%	$17,376	$17,779	64.0%	61.6%
Service	2,294	2,144	67.7%	66.3%	6,623	6,313	66.2%	65.8%
Total	$7,771	$8,173	64.9%	63.1%	$23,999	$24,092	64.6%	62.6%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2020, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2019	62.0%	61.6%
Productivity (1)	3.2%	2.9%
Product pricing	(1.9)%	(1.0)%
Mix of products sold	0.7%	0.6%
Impact from divestiture of SPVSS business	—%	0.1%
Others	(0.3)%	(0.2)%
Fiscal 2020	63.7%	64.0%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Product gross margin increased by 1.7 percentage points driven by productivity improvements and product mix, partially offset by unfavorable impacts from product pricing.
Productivity improvements were driven by continued memory cost savings and other cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes and transformation processes) and continued operational efficiency in manufacturing operations. The negative pricing impact was driven by typical market factors and impacted each of our geographic segments. The favorable product mix was driven by impacts from each of our product categories.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Product gross margin increased by 2.4 percentage points driven by productivity improvements and product mix, partially offset by unfavorable impacts from product pricing. Our product gross margin also benefited from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019. Productivity improvements were similar factors as indicated above.
Service Gross Margin
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Our service gross margin percentage increased by 1.4 percentage points primarily due to higher sales volume.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Service gross margin percentage increased by 0.4 percentage points due to higher sales volume offset by increased delivery costs and to a lesser extent higher headcount-related costs.

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Gross margin:
Americas	$4,828	$5,046	67.8%	65.6%	$14,836	$14,911	67.1%	65.4%
EMEA	2,061	2,166	65.7%	64.5%	6,289	6,307	65.8%	64.3%
APJC	1,098	1,158	63.5%	60.7%	3,511	3,467	64.0%	59.0%
Segment total	7,986	8,370	66.6%	64.6%	24,636	24,686	66.3%	64.2%
Unallocated corporate items (1)	(215)	(197)			(637)	(594)
Total	$7,771	$8,173	64.9%	63.1%	$23,999	$24,092	64.6%	62.6%
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
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
We experienced a gross margin percentage increase in our Americas segment due to favorable impacts from productivity improvements and product mix, partially offset by unfavorable impacts from pricing.
Gross margin in our EMEA segment increased due to productivity improvements and product mix, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage increase was due to favorable impacts from productivity improvements and to a lesser extent, from product mix, partially offset by negative impacts from pricing.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
The Americas segment had a gross margin percentage increase driven by productivity improvements and product mix, partially offset by unfavorable impacts from pricing.
The gross margin percentage increase in our EMEA segment was due to productivity improvements and product mix, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage increase was driven by productivity improvements and, to a lesser extent, product mix, partially offset by negative impacts from pricing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent	April 25, 2020	April 27, 2019	Variance in Dollars	Variance in Percent
Research and development	$1,546	$1,659	$(113)	(7)%	$4,782	$4,824	$(42)	(1)%
Percentage of revenue	12.9%	12.8%			12.9%	12.5%
Sales and marketing	2,192	2,403	(211)	(9)%	6,951	7,084	(133)	(2)%
Percentage of revenue	18.3%	18.5%			18.7%	18.4%
General and administrative	457	541	(84)	(16)%	1,431	1,261	170	13%
Percentage of revenue	3.8%	4.2%			3.9%	3.3%
Total	$4,195	$4,603	$(408)	(9)%	$13,164	$13,169	$(5)	—%
Percentage of revenue	35.0%	35.5%			35.4%	34.2%
R&D Expenses
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
R&D expenses decreased due to lower headcount-related expenses, discretionary spending and contracted services spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
R&D expenses decreased primarily due to lower contracted services and discretionary spending. These decreases were partially offset by higher share-based compensation expense.
Sales and Marketing Expenses
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Sales and marketing expenses decreased due to lower discretionary spending, contracted services spending and headcount-related expenses.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Sales and marketing expenses decreased due to lower discretionary spending and contracted services spending, partially offset by higher headcount-related expenses.
G&A Expenses
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
G&A expenses decreased due to gains recognized on the sale of property that had been held for sale, lower headcount-related expenses and lower contracted services spending, partially offset by higher discretionary spending.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
G&A expenses increased due to the impact of the benefit from the $400 million litigation settlement with Arista from the first quarter of fiscal 2019 and higher discretionary spending, partially offset by lower contracted services spending, gains recognized on the sale of property that had been held for sale, lower acquisition-related/divestiture costs and lower share-based compensation expense.
Effect of Foreign Currency
In the third quarter of fiscal 2020, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $48 million, or 1.0%, compared with the third quarter of fiscal 2019.
In the first nine months of fiscal 2020, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $105 million, or 0.8%, compared with the first nine months of fiscal 2019.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Amortization of purchased intangible assets:
Cost of sales	$163	$157	$494	$464
Operating expenses	34	39	108	112
Total	$197	$196	$602	$576
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
The increase in amortization of purchased intangible assets in the third quarter of fiscal 2020 was due largely to the amortization of purchased intangibles from our recent acquisitions.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Amortization of purchased intangible assets increased due largely to the amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
We initiated a restructuring plan in the third quarter of fiscal 2020 in order to realign the organization and enable further investment in key priority areas. In connection with this restructuring plan, we incurred charges of $128 million for the third quarter and first nine months of fiscal 2020. We expect this restructuring plan to be substantially completed in fiscal 2021.
We initiated a restructuring plan during fiscal 2018 in order to realign our organization and enable further investment in key priority areas. In connection with this restructuring plan, we incurred charges of $226 million for the first nine months of fiscal 2020 and have incurred cumulative charges of $656 million. We completed the Fiscal 2018 Plan in the second quarter of fiscal 2020.
We incurred restructuring and other charges of $128 million and $354 million for the third quarter and first nine months of fiscal 2020, respectively, in connection with the above mentioned restructuring plans.
These charges are primarily cash-based and consisted of employee severance and other one-time termination benefits, and other costs. We expect to reinvest substantially all of the cost savings from these restructuring actions in our key priority areas. As a result, the overall cost savings from these restructuring actions are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2020	April 27, 2019	April 25, 2020	April 27, 2019
Operating income	$3,414	$3,513	$10,373	$10,529
Operating income as a percentage of revenue	28.5%	27.1%	27.9%	27.4%
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
Operating income decreased by 3%, and as a percentage of revenue operating income increased by 1.4 percentage points. These changes resulted primarily from a revenue decrease and higher restructuring and other charges, partially offset by a gross margin percentage increase (driven by productivity improvements and product mix, partially offset by unfavorable impacts from pricing).
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
Operating income decreased by 1%, and as a percentage of revenue operating income increased by 0.5 percentage points. These changes resulted primarily from: a revenue decrease and the impact of the benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019, partially offset by a gross margin percentage increase (driven by productivity improvements and product mix, partially offset by unfavorable impacts from pricing).

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	April 25, 2020	April 27, 2019	Variance in Dollars
Interest income	$218	$331	$(113)	$733	$1,003	$(270)
Interest expense	(130)	(211)	81	(466)	(655)	189
Interest income (expense), net	$88	$120	$(32)	$267	$348	$(81)
For each of the third quarter and first nine months of fiscal 2020, interest income decreased driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average debt balance and the impact of lower effective interest rates.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 25, 2020	April 27, 2019	Variance in Dollars	April 25, 2020	April 27, 2019	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(1)	$(7)	$6	$20	$(18)	$38
Marketable equity investments	(6)	(57)	51	(6)	—	(6)
Non-marketable equity and other investments	17	58	(41)	108	59	49
Net gains (losses) on investments	10	(6)	16	122	41	81
Other gains (losses), net	(68)	(12)	(56)	(98)	(51)	(47)
Other income (loss), net	$(58)	$(18)	$(40)	$24	$(10)	$34
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
The total change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on non-marketable equity and other investments was primarily due to lower net realized gains. The change in other gains (losses), net was driven primarily by higher donation expense as related to COVID-19 programs.
Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher realized gains and higher unrealized gains, partially offset by higher impairment charges. The change in other gains (losses), net was driven primarily by higher donation expense as related to COVID-19 programs.
Provision for Income Taxes
Three Months Ended April 25, 2020 Compared with Three Months Ended April 27, 2019
The provision for income taxes resulted in an effective tax rate of 19.4% for the third quarter of fiscal 2020 compared with 15.8% for the third quarter of fiscal 2019. The increase in the effective tax rate was primarily due to a decrease in discrete net tax benefits in fiscal 2020 as compared to fiscal 2019.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2020 Compared with Nine Months Ended April 27, 2019
The provision for income taxes resulted in an effective tax rate of 19.6% for the first nine months of fiscal 2020 compared with 13.4% for the first nine months of fiscal 2019. The increase in the effective tax rate was primarily due to a decrease in discrete net tax benefits in the first nine months of fiscal 2020 compared to the first nine months of fiscal 2019.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 25, 2020	July 27, 2019	Increase (Decrease)
Cash and cash equivalents	$10,366	$11,750	$(1,384)
Available-for-sale debt investments	18,208	21,660	(3,452)
Marketable equity securities	—	3	(3)
Total	$28,574	$33,413	$(4,839)
The decrease in cash and cash equivalents and investments in the first nine months of fiscal 2020 was primarily driven by a net decrease in debt of $8.7 billion; cash dividends of $4.5 billion; cash returned to shareholders in the form of repurchases of common stock of $2.7 billion under the stock repurchase program; capital expenditures of $0.6 billion; and net cash paid for acquisitions and divestitures of $0.2 billion. These uses of cash were partially offset by cash provided by operating activities of $11.6 billion.
In addition to cash requirements in the normal course of business, on July 9, 2019 we announced our intent to acquire Acacia for a net purchase consideration of approximately $2.6 billion in cash. In addition, approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries is payable in less than one year. Also, $4.5 billion of long-term debt outstanding at April 25, 2020 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
We maintain an investment portfolio of various holdings, types, and maturities. We classify our investments as short-term investments based on their nature and their availability for use in current operations. We believe the overall credit quality of our portfolio is strong, with our cash equivalents and our available-for-sale debt investment portfolio consisting primarily of high quality investment-grade securities. We believe that our strong cash and cash equivalents and investments position is critical at this time of uncertainty due to the COVID-19 pandemic and allows us to use our cash resources for strategic investments to gain access to new technologies, for acquisitions, for customer financing activities, for working capital needs, and for the repurchase of shares of common stock and payment of dividends as discussed below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 25, 2020	April 27, 2019
Net cash provided by operating activities	$11,624	$11,889
Acquisition of property and equipment	(562)	(701)
Free cash flow	$11,062	$11,188
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2020
April 25, 2020	$0.36	$1,519	25	$39.71	$981	$2,500
January 25, 2020	$0.35	$1,486	18	$46.71	$870	$2,356
October 26, 2019	$0.35	$1,486	16	$48.91	$768	$2,254

Fiscal 2019
July 27, 2019	$0.35	$1,490	82	$54.99	$4,515	$6,005
April 27, 2019	$0.35	$1,519	116	$52.14	$6,020	$7,539
January 26, 2019	$0.33	$1,470	111	$45.09	$5,016	$6,486
October 27, 2018	$0.33	$1,500	109	$46.01	$5,026	$6,526
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $10.8 billion, with no termination date.
Accounts Receivable, Net The following table summarizes our accounts receivable, net (in millions):

	April 25, 2020	July 27, 2019	Increase (Decrease)
Accounts receivable, net	$4,569	$5,491	$(922)
Our accounts receivable net, as of April 25, 2020 decreased by approximately 17%, as compared with the end of fiscal 2019, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2020 compared with the fourth quarter of fiscal 2019.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	April 25, 2020	July 27, 2019	Increase (Decrease)
Inventories	$1,212	$1,383	$(171)
Purchase commitments with contract manufacturers and suppliers	$5,140	$4,967	$173
Inventory as of April 25, 2020 decreased by 12% from our inventory balance at the end of fiscal 2019. The decrease in inventory was primarily due to a decrease in finished goods and lower deferred cost of sales, partially offset by an increase in raw materials. Purchase commitments with contract manufacturers and suppliers increased 3% compared to the end of fiscal 2019. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers was flat compared with the end of fiscal 2019. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.

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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 25, 2020	July 27, 2019	Increase (Decrease)
Lease receivables, net	$2,139	$2,326	$(187)
Loan receivables, net	5,173	5,367	(194)
Financed service contracts, net	2,161	2,360	(199)
Total, net	$9,473	$10,053	$(580)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 6%.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, with payment terms generally ranging from 60 to 90 days. At the end of the third quarter of fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic environment. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms.
The volume of channel partner financing was $20.5 billion and $21.7 billion for the first nine months of fiscal 2020 and 2019, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.4 billion as of April 25, 2020 and July 27, 2019, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 25, 2020, the total maximum potential future payments related to these guarantees was approximately $215 million, of which approximately $70 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19 Business Resiliency Program At the end of the third quarter of fiscal 2020, we initiated a new Business Resiliency Program designed to help customers and channel partners mitigate financial challenges resulting from the COVID-19 pandemic. This program includes $2.5 billion in currently available funds to provide organizations with access to financing solutions. The new Business Resiliency Program offered by us includes an up-front 90-day payment holiday and allows a customer to defer 95 percent of the payments for a new product or solution until calendar 2021, which in turn protects their business and increases their existing cash flow.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 25, 2020	July 27, 2019
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.34%	September 20, 2019	$—	$500
Fixed-rate notes:
1.40%	September 20, 2019	—	1,500
4.45%	January 15, 2020	—	2,500
2.45%	June 15, 2020	1,500	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$16,000	$20,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 25, 2020.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of April 25, 2020. We had $4.2 billion in commercial paper notes outstanding as of July 27, 2019.
Credit Facility On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of April 25, 2020, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the five-year credit facility. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than 0.25%. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 25, 2020	July 27, 2019	Increase (Decrease)
Service	$11,423	$11,709	$(286)
Product	7,225	6,758	467
Total	$18,648	$18,467	$181
Reported as:
Current	$10,710	$10,668	$42
Noncurrent	7,938	7,799	139
Total	$18,648	$18,467	$181
Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The 2% decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of April 25, 2020 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $7.6 billion. Approximately $0.7 billion is payable in less than one year; $1.4 billion is payable between 1 to 3 years; $3.2 billion is payable between 3 to 5 years; and the remaining $2.3 billion is payable in more than 5 years.
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
We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $344 million as of April 25, 2020, compared with $326 million as of July 27, 2019.

Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of April 25, 2020 there were no material unconsolidated variable interest entities.
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
Liquidity and Capital Resource Requirements
While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets. The pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs, capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future customer financings, and other liquidity

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

requirements associated with our operations. On May 15, 2020 we entered into a 364-day credit facility as discussed above. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk. We have seen an increase in in these risks and related uncertainties with increased volatility in the financial markets in the current environment with the COVID-19 pandemic.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates and an increase in credit spreads, could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of April 25, 2020. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 25, 2020. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 25, 2020, our financing receivables had a carrying value of $9.5 billion, compared with $10.1 billion as of July 27, 2019. As of April 25, 2020, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 25, 2020, we had $16.0 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $16.1 billion, and the related fair value based on market prices was $18.5 billion. As of April 25, 2020, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.5 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. We had no outstanding marketable equity securities as of April 25, 2020. As of July 27, 2019, the total fair value of our investments in marketable equity securities was $3 million.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in non-marketable equity and other investments was $1.3 billion and $1.2 billion as of April 25, 2020 and July 27, 2019, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward and option contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 25, 2020		July 27, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,166	$(17)	$2,239	$14
Sold	$1,299	$17	$1,441	$(14)
At April 25, 2020 and July 27, 2019, we had no option contracts outstanding.

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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2020, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $105 million, or 0.8%, compared with the first nine months of fiscal 2019. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION HAVE BEEN ADVERSELY AFFECTED AND COULD IN THE FUTURE BE MATERIALLY ADVERSELY AFFECTED BY THE COVID-19 PANDEMIC
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. In the third quarter of fiscal 2020, the COVID-19 pandemic did have an impact on our financial results and business operations, with a significant impact in our supply chain where we saw manufacturing challenges and component constraints. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain. These disruptions include the unprecedented actions taken to try to contain the pandemic such as travel bans and restrictions, business closures, and social distancing measures, such as quarantines and shelter-in-place orders.
The COVID-19 pandemic and the responsive measures taken in many countries have adversely affected and could in the future materially adversely affect our business, results of operations and financial condition. For example, shelter-in-place orders and other measures, including work-from-home and other policies implemented to protect workers, have resulted in reduced capacity at some of our vendors and suppliers resulting in disruptions to our global supply chain, including component constraints and manufacturing challenges. Vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Such disruptions may continue, or worsen, in the future. In addition, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet customer demand and could materially adversely affect us. Our customers have also experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, and increased collection risks, and which may adversely affect our results of operations. The COVID-19 pandemic may also result in long-term changes in customer needs for our products and services in various sectors, along with IT-related capital spending reductions, or shifts in spending focus, that could materially adversely affect us if we are unable to adjust our product and service offerings to match customer needs.
The recent shift to a remote working environment also creates challenges. For example, governmental lockdowns, restrictions or new regulations has and could in the future impact the ability of our employees and vendors to work with the same speed and productivity in certain areas, even as other areas do not see negative impact. The extent and/or duration of ongoing workforce restrictions and limitations could impact our ability to enhance, develop and support existing products and services, and hold product sales and marketing events to the extent we were able to previously. In addition, malefactors are seeking to use the COVID-19 pandemic to launch new cyber-attacks. See the risk factors below entitled “Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation, and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business” and “Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise harm our business.”
The COVID-19 pandemic has also led to increased disruption and volatility in capital markets and credit markets. The pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future. The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
We are continuing to monitor the pandemic and take appropriate actions in accordance with the recommendations and requirements of relevant authorities. The extent of the impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the development and availability of effective treatments and vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
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
The global macroeconomic environment continues to be challenging and inconsistent, and is being significantly impacted by the COVID-19 pandemic. During the third quarter of fiscal 2020, we experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets. We also continued to see a more broad-based weakening in the global macroeconomic environment which impacted our enterprise and commercial markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world including as a result of the United Kingdom “Brexit” withdrawal from the European Union, the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders in the first nine months of fiscal 2020 and in certain prior periods.
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
OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment, the significant impacts of the COVID-19 pandemic, and related market uncertainty. During the third quarter of fiscal 2020, we experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets. We also continued to see a more broad-based weakening in the global macroeconomic environment which impacted our enterprise and commercial markets.

Our revenue may grow at a slower rate than in past periods or decline as it did in the third quarter and first nine months of fiscal 2020 and in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in the first nine months of fiscal 2020, our level of product gross margins have declined in certain prior periods on a year-over-year basis and could decline in future periods due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Service provider product orders decreased during the first nine months of fiscal 2020 and in certain prior periods, and at various times in the past including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
A reduction or interruption in supply, including continuing disruptions on our global supply chain as a result of the COVID-19 pandemic; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”
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
The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, new product and service introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the production costs of existing products. If customers do not purchase and/or renew our offerings our business could be harmed. The COVID-19 pandemic may also result in long-term changes in customer needs for our products and services in various sectors, along with IT-related capital spending reductions, or shifts in spending focus, that could materially adversely affect us if we are unable to adjust our product and service offerings to match customer needs.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in the first nine months of fiscal 2020, and in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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

•	Political considerations that affect service provider and government spending patterns

•	Health or similar issues, including pandemics or epidemics such as the COVID-19 pandemic which could continue to affect customer purchasing decisions

•	Difficulties in staffing and managing international operations

•	Adverse tax consequences, including imposition of withholding or other taxes on our global operations
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
We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio includes available-for-sale debt investments and equity investments, the values of which are subject to market price volatility. If such investments suffer market price declines, as we experienced with some of our investments in the past, we may recognize in earnings the decline in the fair value of our investments below their cost basis. Our non-marketable equity and other investments are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. For information regarding the market risks associated with the fair value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”
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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $0.1 billion for the alleged evasion of import and other taxes, $0.7 billion for interest, and $0.4 billion for various penalties, all determined using an exchange rate as of April 25, 2020. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 37 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries is subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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

THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of the third quarter of fiscal 2020, we have senior unsecured notes outstanding in an aggregate principal amount of $16.0 billion that mature at specific dates from calendar year 2020 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of April 25, 2020. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	None.

(c)	Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 26, 2020 to February 22, 2020	3	$47.44	3	$11,671
February 23, 2020 to March 21, 2020	22	$38.56	22	$10,841
March 22, 2020 to April 25, 2020	—	$—	—	$10,841
Total	25	$39.71	25
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $10.8 billion with no termination date.
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
The information below is reported in lieu of information that would be reported under Items 1.01 and 2.03 under Form 8-K.
Entry into Amended and Restated Credit Facility:
On May 15, 2020, Cisco entered into a 364-Day Credit Agreement (the “Credit Agreement”) by and among Cisco, certain lenders party thereto (the “Lenders”) including Bank of America, N.A., as administration agent, swing line lender and a letter of credit issuer (“Administrative Agent”). The Credit Agreement is structured as an amendment and restatement of Cisco's five-year credit facility, which would have terminated on the same date, the end of its five-year term.
The Credit Agreement provides for a $2.75 billion unsecured revolving credit facility (the “Facility”) that is scheduled to expire on May 14, 2021. Cisco may also, upon the agreement of either the then existing Lenders or of additional lenders not currently parties to the Credit Agreement, increase the commitments under the Facility by up to an additional $2.0 billion. Cisco has not borrowed any funds under the Credit Agreement, either prior to or after its amendment and restatement.
The interest rate applicable to outstanding loans under the Credit Agreement will be based on either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate which rate is approved by the Administrative Agent (“Eurocurrency Rate”) for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate plus a margin that is based on Cisco’s senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than 0.25%. Cisco will pay an annual commitment fee during the term of the Credit Agreement which may vary depending on Cisco’s credit ratings.
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
BofA Securities, Inc., Deutsche Bank Securities Inc., Citigroup Global Markets, Inc., J.P. Morgan Securities LLC and Wells Fargo Securities, LLC are acting as joint lead arrangers and joint book managers for the Facility.
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
10.1
364-Day Credit Agreement dated as of May 15, 2020, by and among Cisco Systems, Inc. and Lenders party thereto, including Bank of America, N.A., as administration agent, swing line lender and an L/C issuer
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

Cisco Systems, Inc.

Date:	May 18, 2020	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)