Form 10-K
period 2020-07-25
CISCO SYSTEMS, INC.
filed 2020-09-03
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 25, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____ to ____

Commission file number 0-18225
_____________________________________
CISCO SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

California		77-0059951
(State or other jurisdiction of incorporation or organization)		(IRS Employer Identification No.)
170 West Tasman Drive		95134-1706
San Jose,	California
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (408) 526-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.001 per share	CSCO	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 24, 2020 as reported by the Nasdaq Global Select Market on that date: $207.1 billion
Number of shares of the registrant’s common stock outstanding as of August 28, 2020: 4,233,425,297
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement relating to the registrant’s 2020 Annual Meeting of Shareholders, to be held on December 10, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells a broad range of technologies that have been powering the Internet since 1984. We are integrating intent-based technologies across networking, security, collaboration, applications and the cloud. These technologies are designed to help our customers manage more users, devices and things connecting to their networks. This will enable us to provide customers with a highly secure, intelligent platform for their digital business.
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
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace and our mission is to inspire new possibilities for them by helping transform their infrastructure, expand applications and analytics, address their security needs, and empower their teams. We believe that our customers are looking for intent-based networks that provide meaningful business value through automation, security, and analytics across private, hybrid, and multicloud environments. Our vision is to deliver highly secure, software-defined, automated and intelligent platforms for our customers.
We are expanding our research and development (R&D) investments in certain product areas including cloud security, cloud collaboration, and application insights and analytics. We are investing to optimize our product offerings for application to education, healthcare and other specific industries. We are also making investments to enable us to increase automation and support the customer as the workplace changes. In addition, we continue to remain focused on investments around Software-Defined Wide Area Network (SD-WAN), multicloud environments, 5G and WiFi-6, 400G speeds, optical networking, next generation silicon and artificial intelligence (AI). We are also accelerating our efforts to enable the delivery of network functionality as a service.

Transforming Infrastructure
Our intent-based networking strategy began with Software-Defined Access (SD-Access) technology, one of our leading enterprise architectures. We announced the initial development of new network product offerings featuring our intent-based networking technology with the launch of the Catalyst 9000 series of switches. Our intent-based networking platform is designed to be intelligent, highly secure, powered by “intent” and informed by “context”— features aiming to constantly learn, adapt, automate and protect in order to optimize network operations and defend against an evolving cyber threat landscape. Our intent-based networking offerings are designed to provide a single, highly secure network fabric that helps ensure policy consistency and network assurance; enables faster launches of new business services; and significantly improves issue resolution times while being open and extendable. SD-Access, built on the principles of Cisco Digital Networking Architecture (DNA), provides what we see as a transformational shift in the building and managing of networks. Our Catalyst 9000 series of switches represented the initial build in our campus portfolio of our intent-based networking capabilities and provide highly differentiated advancements in security, programmability, and performance while lowering operating costs through innovations in hardware and software.
Since the initial launch, we have continued to transform our enterprise access portfolio by bringing together several technologies to form the only integrated, intent-based architecture, with security at the foundation. This architecture is designed to help our customers connect their users and devices over any network, to applications and data, no matter where they are.
We have introduced several innovations that extend our intent-based networking capabilities to wireless and enterprise routing products, including SD-WAN and Internet of Things (IoT) edge platforms. Our SD-WAN solutions are designed to provide direct branch to cloud connectivity, enabling the workforce to access their software-as-a-service (SaaS) applications and workloads in an optimized and highly secure manner.
To further our innovation in this area, we are applying the latest technologies such as machine learning and advanced analytics to operate and enhance network capabilities. These new network product offerings are designed to enable customers to detect cybersecurity threats, for instance in encrypted traffic. We have created what is in our view the only network that is designed for security while maintaining privacy.
Our customers are operating in multicloud environments with private, public and hybrid clouds. For the data center, our strategy is to deliver multicloud architectures that bring policy and operational consistency regardless of where applications or data reside by extending our Application Centric Infrastructure (ACI) and our hyperconverged offerings.
In fiscal 2020, we announced details of our technology strategy for the Internet for the Future aimed at addressing the broad adoption of multicloud and application environments. We have made significant investments in the development of software, silicon and optics — what we believe are the building blocks for the Internet for the future.
We introduced Cisco Silicon One, a single unified silicon architecture, as well as the Cisco 8000 carrier-class router family built on Silicon One and our new operating system.
Applications and Analytics
In our view, over the next several years, customers will be increasingly writing modern software applications that can run on any hybrid cloud, and will be adding billions of connections to their environment. They will need to be able to build applications quickly, deploy them nearly anywhere, monitor experiences, and act in real time.
We believe we are uniquely positioned to enable successful business outcomes for customers in hybrid and multicloud environments. In our view, the network is increasingly critical to business success and we believe our customers will benefit from the insights and intelligence that we are making accessible through our highly differentiated platforms.
As our customers navigate the multicloud world, the need to connect new devices, protect their assets and monitor cloud consumption, they will require advisory cloud services that are provided in a consistent manner. We are focused on enabling simple, intelligent, automated and highly secure clouds by delivering the infrastructure to navigate complex IT environments through our software and subscription-based offerings including Webex, Meraki cloud networking, and certain other Security and Application offerings. We believe that customers and partners view our approach to the cloud as differentiated and unique, recognizing that we offer a solution for all cloud environments, including private, hybrid and public clouds.
Security is Foundational
We believe data is one of our customers' most strategic assets, and this data is increasingly distributed across every organization and ecosystem, on customer premises, at the edge of the network, and in the cloud. As such, we believe that security is the top IT priority for many of our customers. Our security strategy is focused on delivering an effective cybersecurity architecture combining network, cloud and endpoint-based solutions. Our portfolio is designed to prevent, detect, and remediate a cyber-attack and to integrate security across networking domains. Our intent is to enable our customers to secure their networks for a multicloud world by delivering a platform that continuously detects threats and verifies trust. By combining a number of security technologies, we are delivering an end-to-end, zero-trust architecture. Additionally, through our offerings we help our customers shorten the time between threat detection and response.
Empowering Teams
Our customers’ communications continue to evolve as we move to a digital, cloud-based world. As people are an important competitive advantage for our customers, teams need effective and simple ways to work better together and interact with their customers to build better relationships and increase collaboration. As an example, we believe our collaboration portfolio which includes our subscription-based Webex conferencing platform, is at the center of our customers’ strategy for enabling teams to increase productivity.
Transforming our Business Model
We are transforming our offerings to meet the evolving needs of our customers. Historically, our various networking technology products have aligned with their respective product categories. However, increasingly our offerings are crossing multiple product categories. As our core networking evolves, we expect we will add more common software features across our core networking platforms. We are increasing the amount of software offerings that we provide and the proportion of subscription software offerings. We have various types of software arrangements including system software, on premise software, hybrid software and SaaS offerings. In terms of monetization, our software offerings fall into the broad categories of subscription arrangements, including SaaS and term licenses, and perpetual licenses.
As part of the transformation of our business, we continued to make strides during fiscal 2020 to develop and sell more software and subscription-based offerings. We are also focused on the entire customer lifecycle to drive expansion and renewals.
For a discussion of the risks associated with our strategy, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 19 to the Consolidated Financial Statements.
Products and Services
Our products and services are grouped into the following categories:
Infrastructure Platforms
Infrastructure Platforms consist of our core networking technologies of switching, routing, wireless, and data center products that are designed to work together to deliver networking capabilities and transport and/or store data. These technologies consist of both hardware and software offerings that help our customers build networks, automate, orchestrate, integrate, and digitize data. We believe it is critical for us to continue to deliver continuous value to our customers. We continued to make progress in shifting more of our business to software and subscriptions across our core networking portfolio, and in expanding our software offerings. Our objective is to continue moving to cloud-managed solutions across our enterprise networking portfolio. We continue to expand on our intent-based infrastructure, which focuses on simplicity, automation, and security, allowing enterprises to manage and govern the interactions of users, devices and applications across their IT environments. We started with our Nexus 9000 series of switches for the data center, which along with ACI provide enhancements in security, programmability and performance while lowering operating costs. Our Cisco Catalyst 9000 series of switches were developed for security, mobility, IoT, and the cloud. These switches formed the foundation for our leading enterprise architectures, built on the principles of Cisco DNA. We continued to expand on this technology by extending SD-Access and Cisco DNA Center across our enterprise networking portfolio and by extending ACI to the public and private cloud. In addition, we now have a unified operating system and policy management platform for our enterprise networking portfolio to drive simplicity and consistency across our customers’ networks.
Our switching portfolio encompasses campus switching as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and IoT services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching are our Catalyst 9000 series of switches that include hardware with embedded software, along with a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features and can be centrally monitored, managed, and configured. Our data center switching offerings provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers. We continue to add deeper and broader visibility and analytics across our networks and applications, enabling us to deliver better experiences for our customers.
Our routing portfolio interconnects public and private wireline and mobile networks, delivering highly secure and reliable connectivity to campus, data center and branch networks. Our routing solutions are designed to meet the scale, reliability, and security needs of our customers. We introduced the principles of Cisco DNA into our routing portfolio by integrating SD-WAN into our offerings. In fiscal 2020, we launched the Cisco 8000 portfolio, a family of high density, low power next generation routing platforms focused on our customers' evolution to support 100G and 400G connectivity speeds.

Our Wireless portfolio provides indoor and outdoor wireless coverage designed for seamless roaming use of voice, video, and data applications. These products include wireless access points that are standalone, controller appliance-based, switch-converged, and Meraki cloud-managed offerings. We expanded our capabilities to include network assurance and automation through Cisco DNA and Cisco DNA Spaces location-based services. Our Catalyst and Meraki Wi-Fi 6-based access points are designed for high-density public or private environments to improve speed, performance, and capacity for wireless networking in both homes and enterprises.
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
Our Collaboration strategy is to make communications more effective, comprehensive, and less complex by creating innovative solutions through combining the power of software, hardware, and the network. We offer end-to-end solutions which can be delivered from the cloud, premise or mixed environments, and which integrate voice, video, and messaging on fixed and mobile networks across a wide range of devices/endpoints such as mobile phones, tablets, desktop and laptop computers, video units, and collaboration appliances. Our Cognitive Collaboration integrates AI and machine learning across the Webex portfolio, bringing intelligence and context to help our customers work smarter and increase productivity. Our Webex Cloud Contact Center solution is designed to provide the agility, flexibility, scalability, security, efficiency and innovation in order to enable better customer experiences for businesses and their customers. For on-premise collaboration markets, we launched multi-party Internet Protocol (IP) Phones to extend our reach into third-party call control platforms as well as a new series of telephony headsets which offer innovative integration with our market leading IP phone business.
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
Security
The Security product category primarily includes our network security, cloud and email security, identity and access management, advanced threat protection, and unified threat management products. Our offerings are powered by cloud-delivered threat intelligence based on our Cisco Talos technology. All of these products are part of our integrated cybersecurity architecture that is designed to allow our customers to confront risks by continuously defending against threats and verifying trust, across their environments. Regardless of size or industry, security continues to be a leading priority for our customers as they defend against ongoing ransomware and account breaches that represent risk of compromise and economic loss to their businesses.
We continue to integrate security across our portfolio as we believe our security solutions can help build a foundation of trust between users, devices, and applications; across clouds, networks, and mobile workers. When targeted, our solutions help prevent attacks by continuously detecting and remediating the most advanced threats.
In fiscal 2020, we continued to invest in cloud-delivered security and extended our security platform with the launch of SecureX. These investments included extending our zero-trust architecture with the on-going integration of Duo Security (“Duo”) and integrating Umbrella with our SD-WAN solutions to help secure our customer's network transformation toward a secure access service edge (SASE). Building on our integrated architecture, we launched SecureX, a security platform that brings together the breadth of the Cisco Security portfolio helping our customers accelerate responsiveness across the security lifecycle.
Other Products
Our Other Products category primarily consists of our cloud and system management and emerging technologies products.

Services
In addition to our product offerings, we provide a broad range of service and support options for our customers. Our overall service and support offerings are combined into one organization, Customer Experience, that is responsible for the end-to-end customer experience.
Our support and maintenance services help our customers ensure their products operate efficiently, remain available, and benefit from the most up-to-date system, and application software. These services help customers protect their network investments, manage risk, and minimize downtime for systems running mission-critical applications. A key example is Cisco Smart Services, which leverages the intelligence from the installed base of our products and customer connections to protect and optimize network investment for our customers and partners. We have expanded these offerings from traditional hardware support to software, solutions, and premium support.
We also provide comprehensive advisory services that are focused on responsive, preventive, and consultative support of our technologies for specific networking needs. We are investing in and expanding advisory services in the areas of software, cloud, security, and analytics, which reflects our strategy of selling customer outcomes. We are focused on three priorities including, utilizing technology advisory services to drive higher product and services; assessment and migration services providing the tools, expertise and methodologies to enable our customers to migrate to new technology platforms; and providing optimization services aligned with customers’ business expectations.
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
Service Providers
Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. This customer market category includes regional, national, and international wireline carriers, web-scale operators as well as Internet, cable, and wireless providers. We also include media, broadcast, and content providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based, content-based and application-based services. Service providers use a variety of our products and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the greater scale and higher complexity of their networks, whose requirements are addressed, we believe, by our architectural approach.
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

Sales Overview
As of the end of fiscal 2020, our worldwide sales and marketing functions consisted of approximately 25,800 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in 95 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other resellers, and distributors.
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
Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and acceleration of new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. Companies with which we have added or expanded strategic alliances during fiscal 2020 and in recent years include Apple, Google, Microsoft, and Amazon Web Services, among others.
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
Competition
We compete in the networking and communications equipment markets, providing products and services designed to transport, and help secure data, voice, and video traffic across cloud, private and public networks and the Internet. These markets are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent both an opportunity and a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in our new product markets. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.
Our competitors (in each case relative to only some of our products or services) include: Amazon Web Services LLC; Arista Networks, Inc.; Broadcom Inc.; CommScope Holding Company, Inc.; Check Point Software Technologies Ltd.; Dell Technologies Inc.; Dynatrace; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Lenovo Group Limited; LogMeIn, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Nutanix, Inc.; Palo Alto Networks, Inc.; RingCentral, Inc.; Slack Technologies, Inc.; Ubiquiti Networks; VMware, Inc.; Zoom Video Communications, Inc.; and Zscaler, Inc.; among others.

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
Research and Development
We regularly introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Infrastructure Platforms, Applications, Security, and Other Product technologies. Our research and development expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of increased focus include our intent-based networking technologies (which encompasses switching, routing, and wireless technologies within Infrastructure Platforms), conferencing, security, and analytics products. Our expenditures for research and development costs were expensed as incurred.
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

Employees
Employees are summarized as follows (approximate numbers):

July 25, 2020
Employees by geography:
United States	38,900
Rest of world	38,600
Total	77,500
Employees by line item on the Consolidated Statements of Operations:
Cost of sales (1)	22,100
Research and development	22,200
Sales and marketing	25,800
General and administrative	7,400
Total	77,500
(1) Cost of sales includes manufacturing support, services, and training.
Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2020 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	54	Chairman and Chief Executive Officer
Mark Chandler	64	Executive Vice President, Chief Legal Officer and Chief Compliance Officer
Gerri Elliott	64	Executive Vice President and Chief Sales and Marketing Officer
Kelly A. Kramer	53	Executive Vice President and Chief Financial Officer
Maria Martinez	62	Executive Vice President and Chief Customer Experience Officer
Irving Tan	50	Executive Vice President, Chief of Operations
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
Ms. Kramer joined Cisco in January 2012 as Senior Vice President, Corporate Finance. She served in that position until October 2014 and served as Cisco’s Senior Vice President, Business Technology and Operations Finance from October 2013 until December 2014. She was appointed to her current position effective January 2015. From January 2009 until she joined Cisco, Ms. Kramer served as Vice President and Chief Financial Officer of GE Healthcare Systems. Ms. Kramer served as Vice President and Chief Financial Officer of GE Healthcare Diagnostic Imaging from August 2007 to January 2009 and as Chief Financial Officer of GE Healthcare Biosciences from January 2006 to July 2007. Prior to that, Ms. Kramer held various leadership positions with GE corporate and other GE businesses. She is a member of the board of directors of Gilead Sciences, Inc. On August 12, 2020, Ms. Kramer notified Cisco of her decision to resign from Cisco. She will continue to serve in her role until such time as a replacement is appointed.
Ms. Martinez joined Cisco in April 2018. Prior to joining Cisco, she served in a variety of senior executive roles at Salesforce.com, inc. including President, Global Customer Success and Latin America from March 2016 to April 2018; President, Sales and Customer Success from February 2013 to March 2016; Executive Vice President and Chief Growth Officer from February 2012 to February 2013; and Executive Vice President, Customers for Life from February 2010 to February 2012. Ms. Martinez’s experience prior to Salesforce includes Corporate Vice President of Worldwide Services at Microsoft Corporation, President and Chief Executive Officer of Embrace Networks, Inc. and various senior leadership roles at Motorola, Inc. and AT&T Inc./Bell Laboratories. Ms. Martinez is a member of the board of directors of McKesson Corporation and was a member of the board of directors of Plantronics, Inc. from September 2015 to April 2018.
Mr. Tan joined Cisco in December 2005, serving in manager-level and director-level positions within Cisco’s Sales and Managed Services functions until March 2008, at which time he joined Hewlett Packard Corporation as General Manager of its Communications and Media Solutions Group in Asia Pacific and Japan. In April 2009, Mr. Tan rejoined Cisco, serving as Sales Director in charge of Malaysia and Singapore, and in February 2013 he was promoted to Vice President, Sales with responsibility for the Southeast Asia region. In April 2014, Mr. Tan was promoted to Senior Vice President, Sales with responsibility for Cisco’s APJ geography. In January 2018, Mr. Tan was promoted to Senior Vice President, Chief of Operations, and was promoted to Executive Vice President, Chief of Operations effective as of July 28, 2019. Mr. Tan is a member of the board of directors of Stanley Black & Decker, Inc.

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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. In the second half of fiscal 2020, the COVID-19 pandemic had an impact on our financial results and business operations, with a significant impact in the third quarter of fiscal 2020 on our supply chain where we saw manufacturing challenges and component constraints. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain. These disruptions include the unprecedented actions taken to try to contain the pandemic such as travel bans and restrictions, business closures, and social distancing measures, such as quarantines and shelter-in-place orders.
The COVID-19 pandemic and the responsive measures taken in many countries have adversely affected and could in the future materially adversely affect our business, results of operations and financial condition. Shelter-in-place orders and other measures, including work-from-home and other policies implemented to protect workers, has and could in the future impact our supply chain. Vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Such disruptions may continue, or worsen, in the future. In addition, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet customer demand and could materially adversely affect us. Our customers have also experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, and increased collection risks, and which may adversely affect our results of operations. The COVID-19 pandemic may also result in long-term changes in customer needs for our products and services in various sectors, along with IT-

related capital spending reductions, or shifts in spending focus, that could materially adversely affect us if we are unable to adjust our product and service offerings to match customer needs.
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
The global macroeconomic environment continues to be challenging and inconsistent, and is being significantly impacted by the COVID-19 pandemic. During fiscal 2020, we continued to see a more broad-based weakening in the global macroeconomic environment which impacted our commercial and enterprise markets. We also experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world including as a result of the United Kingdom “Brexit” withdrawal from the European Union, the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.

Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. For example, emerging countries in the aggregate experienced a decline in product orders in fiscal 2020, and in certain prior periods.
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
OUR REVENUE FOR A PARTICULAR PERIOD IS DIFFICULT TO PREDICT, AND A SHORTFALL IN REVENUE MAY HARM OUR OPERATING RESULTS
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment, the significant impacts of the COVID-19 pandemic, and related market uncertainty. During fiscal 2020, we continued to see a more broad-based weakening in the global macroeconomic environment which impacted our commercial and enterprise markets. We also experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets.
Our revenue may grow at a slower rate than in past periods or decline as it did during fiscal 2020, and in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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

WE EXPECT GROSS MARGIN TO VARY OVER TIME, AND OUR LEVEL OF PRODUCT GROSS MARGIN MAY NOT BE SUSTAINABLE
Although our product gross margin increased in fiscal 2020, our level of product gross margins declined in the fourth quarter of fiscal 2020 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:

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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Service provider product orders decreased during fiscal 2020 and in certain prior periods, and at various times in the past, including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and some of these or other conditions in the service provider market could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition. See the risk factor above entitled “Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.”
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
We initiated a restructuring plan in the first quarter of fiscal 2021, which includes a voluntary early retirement program. The implementation of this restructuring plan may be disruptive to our business, and following completion of the restructuring plan our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in fiscal 2020, and in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, including impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; and the challenging and inconsistent global macroeconomic environment, any or all of which could have a material adverse effect on our operating results and financial condition, including, among others, the following:

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
ADVERSE RESOLUTION OF LITIGATION OR GOVERNMENTAL INVESTIGATIONS MAY HARM OUR OPERATING RESULTS OR FINANCIAL CONDITION
We are a party to lawsuits in the normal course of our business. Litigation can be expensive, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. For example, Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. The asserted claims by Brazilian federal tax authorities which remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $155 million for the alleged evasion of import and other taxes, $756 million for interest, and $383 million for various penalties, all determined using an exchange rate as of July 25, 2020. We have completed a thorough review of the matters and believe the asserted claims against our Brazilian subsidiary are without merit, and we are defending the claims vigorously. While we believe there is no legal basis for the alleged liability, due to the complexities and uncertainty surrounding the judicial process in Brazil and the nature of the claims asserting joint liability with the importer, we are unable to determine the likelihood of an unfavorable outcome against our Brazilian subsidiary and are unable to reasonably estimate a range of loss, if any. We do not expect a final judicial determination for several years. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
CHANGES IN OUR PROVISION FOR INCOME TAXES OR ADVERSE OUTCOMES RESULTING FROM EXAMINATION OF OUR INCOME TAX RETURNS COULD ADVERSELY AFFECT OUR RESULTS
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 37 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.

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
THERE CAN BE NO ASSURANCE THAT OUR OPERATING RESULTS AND FINANCIAL CONDITION WILL NOT BE ADVERSELY AFFECTED BY OUR INCURRENCE OF DEBT
As of the end of fiscal 2020, we have senior unsecured notes outstanding in an aggregate principal amount of $14.5 billion that mature at specific dates from calendar year 2021 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of July 25, 2020. The outstanding senior unsecured notes bear fixed-rate interest payable semiannually. The fair value of the long-term debt is subject to market interest rate volatility. The instruments governing the senior unsecured notes contain certain covenants applicable to us and our wholly-owned subsidiaries that may adversely affect our ability to incur certain liens or engage in certain types of sale and leaseback transactions. In addition, we will be required to have available in the United States sufficient cash to service the interest on our debt and repay all of our notes on maturity. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

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
For a description of our material pending legal proceedings, see Note 14 “Commitments and Contingencies - (f) Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)
Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. Information regarding quarterly cash dividends declared on Cisco’s common stock during fiscal 2020 and 2019 may be found in Supplementary Financial Data on page 104 of this report. There were 37,920 registered shareholders as of August 28, 2020.

(b)	None.

(c)	Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 26, 2020 to May 23, 2020	—	$—	—	$10,841
May 24, 2020 to June 20, 2020	—	$—	—	$10,841
June 21, 2020 to July 25, 2020	—	$—	—	$10,841
Total	—	$—	—
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 25, 2020, the remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $10.8 billion with no termination date.
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

	July 2015	July 2016	July 2017	July 2018	July 2019	July 2020
Cisco Systems, Inc.	$100.00	$111.26	$118.93	$165.80	$226.27	$191.66
S&P 500	$100.00	$106.87	$124.10	$144.26	$158.02	$171.27
S&P Information Technology	$100.00	$110.10	$143.32	$185.90	$216.69	$280.40

Item 6.	Selected Financial Data
Five Years Ended July 25, 2020 (in millions, except per-share amounts)

Years Ended	July 25, 2020	July 27, 2019 (1)(2)	July 28, 2018 (1)(3)	July 29, 2017	July 30, 2016 (4)(5)
Revenue	$49,301	$51,904	$49,330	$48,005	$49,247
Net income	$11,214	$11,621	$110	$9,609	$10,739
Net income per share—basic	$2.65	$2.63	$0.02	$1.92	$2.13
Net income per share—diluted	$2.64	$2.61	$0.02	$1.90	$2.11
Shares used in per-share calculation—basic	4,236	4,419	4,837	5,010	5,053
Shares used in per-share calculation—diluted	4,254	4,453	4,881	5,049	5,088
Cash dividends declared per common share	$1.42	$1.36	$1.24	$1.10	$0.94
Net cash provided by operating activities	$15,426	$15,831	$13,666	$13,876	$13,570
	July 25, 2020	July 27, 2019	July 28, 2018	July 29, 2017	July 30, 2016
Cash and cash equivalents and investments	$29,419	$33,413	$46,548	$70,492	$65,756
Total assets	$94,853	$97,793	$108,784	$129,818	$121,652
Debt	$14,583	$24,666	$25,569	$33,717	$28,643
Deferred revenue	$20,446	$18,467	$19,685	$18,494	$16,472

(1)
In the second quarter of fiscal 2019, we completed the sale of the Service Provider Video Software Solutions (SPVSS) business. As a result, revenue from the SPVSS business did not recur in future periods. Revenue for the years ended July 27, 2019 and July 28, 2018 include SPVSS revenue of $168 million and $903 million, respectively.

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

(4)
In the second quarter of fiscal 2016, Cisco completed the sale of the SP Video CPE Business. As a result, revenue from this portion of the Service Provider Video product category did not recur in future periods. The sale resulted in a pre-tax gain of $253 million net of certain transaction costs. The year ended July 30, 2016 includes SP Video CPE Business revenue of $504 million.

(5)
In fiscal 2016 Cisco recognized total tax benefits of $593 million for the following: i) the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to Cisco’s federal income tax returns for fiscal 2008 through fiscal 2010, as a result of which Cisco recorded a net tax benefit of $367 million; and ii) the Protecting Americans from Tax Hikes Act of 2015 reinstated the U.S. federal R&D tax credit permanently, as a result of which Cisco recognized tax benefits of $226 million.

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
OVERVIEW
Cisco designs and sells a broad range of technologies that have been powering the Internet since 1984. We are integrating intent-based technologies across networking, security, collaboration, applications and the cloud. These technologies are designed to help our customers manage more users, devices and things connecting to their networks. This will enable us to provide customers with a highly secure, intelligent platform for their digital business.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 25, 2020	July 27, 2019	Variance		July 25, 2020	July 27, 2019	Variance
Revenue (1)	$12,154	$13,428	(9)%		$49,301	$51,904	(5)%
Gross margin percentage	63.2%	63.9%	(0.7)	pts	64.3%	62.9%	1.4	pts
Research and development	$1,565	$1,753	(11)%		$6,347	$6,577	(3)%
Sales and marketing	$2,218	$2,487	(11)%		$9,169	$9,571	(4)%
General and administrative	$494	$566	(13)%		$1,925	$1,827	5%
Total R&D, sales and marketing, general and administrative	$4,277	$4,806	(11)%		$17,441	$17,975	(3)%
Total as a percentage of revenue	35.2%	35.8%	(0.6)	pts	35.4%	34.6%	0.8	pts
Amortization of purchased intangible assets included in operating expenses	$33	$38	(13)%		$141	$150	(6)%
Restructuring and other charges included in operating expenses	$127	$40	218%		$481	$322	49%
Operating income as a percentage of revenue	26.7%	27.5%	(0.8)	pts	27.6%	27.4%	0.2	pts
Interest and other income (loss), net	$59	$14	321%		$350	$352	(1)%
Income tax percentage (2)	20.3%	40.4%	(20.1)	pts	19.7%	20.2%	(0.5)	pts
Net income (2)	$2,636	$2,206	19%		$11,214	$11,621	(4)%
Net income as a percentage of revenue	21.7%	16.4%	5.3	pts	22.7%	22.4%	0.3	pts
Earnings per share—diluted (2)	$0.62	$0.51	22%		$2.64	$2.61	1%
(1) During the second quarter of fiscal 2019, we completed the sale of our SPVSS business. As a result, revenue from this business will not recur in future periods. Includes SPVSS business revenue of $168 million for fiscal 2019.
(2) Includes a $0.9 billion charge for the fourth quarter of fiscal 2019 and fiscal 2019 related to the Tax Act.

Fiscal 2020 Compared with Fiscal 2019
In fiscal 2020, we delivered growth in margins and earnings per share in a very challenging environment with the COVID-19 pandemic. Total revenue decreased by 5% compared with fiscal 2019. Our product revenue declined in Infrastructure Platforms and Applications, partially offset by growth in Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. We saw broad-based weakening in the global macroeconomic environment during the fiscal year which impacted our commercial and enterprise markets. We also experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue decreased 8% and service revenue increased by 3%. Total gross margin increased by 1.4 percentage points, driven primarily by productivity benefits and product mix partially offset by unfavorable impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.8 percentage points. Operating income as a percentage of revenue increased by 0.2 percentage points. Diluted earnings per share increased by 1%, driven by a decrease in diluted share count of 199 million shares, partially offset by a decrease in net income of 4%.
In terms of our geographic segments, revenue from the Americas decreased by $1.6 billion, driven in large part by a product revenue decline in the United States. EMEA revenue decreased by $0.4 billion and revenue in our APJC segment decreased by $0.5 billion. The “BRICM” countries experienced a product revenue decline of 25% in the aggregate, driven by decreased product revenue in the emerging countries of India, China, Mexico and Brazil.
From a customer market standpoint, we experienced product revenue declines across all customer segments, with the most significant declines in the commercial and service provider markets. During fiscal 2020, we saw a decline in business momentum in the commercial and enterprise markets, which we believe was significantly related to weakness in the global macroeconomic environment.
From a product category perspective, total product revenue decreased 8% year over year. The decrease was driven by declines in revenue in Infrastructure Platforms and Applications of 10% and 4%, respectively. These declines were partially offset by a product revenue increase in Security of 12%.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2020, as compared with the fourth quarter of fiscal 2019, total revenue decreased by 9%. Within total revenue, product revenue decreased by 13% and service revenue was flat. With regard to our geographic segment performance, on a year-over-year basis, revenue in the Americas, EMEA and APJC decreased by 12%, 6% and 7% respectively. From a product category perspective, we experienced product revenue declines in Infrastructure Platforms and Applications, offset by growth in Security. Total gross margin decreased by 0.7 percentage points, driven by unfavorable pricing partially offset by favorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 0.6 percentage points. Operating income as a percentage of revenue decreased by 0.8 percentage points. Diluted earnings per share increased by 22% and net income increased by 19%. The fourth quarter of fiscal 2019 included a $0.9 billion tax charge related to the Tax Act.
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
Employees

•	Most of our global workforce working from home.

•	Seamless transition to work from home with a long-standing flexible work policy, and we build the technologies that allow organizations to stay connected, secure and productive.

•	For the remainder who must be in the office to perform their roles, we are focused on their health and safety, and are taking all of the necessary precautions.
Customer and Partners

•	Introduced a variety of free offers and trials for our Webex and security technologies as they dramatically shifted entire workforces to be remote.

•
Announced a Cisco Capital Business Resiliency Program leveraging currently available funds to provide organizations with access to financing solutions to offer financial flexibility and support business continuity. This will help customers and partners access the technology they need now, invest for recovery, and defer most of the payments until early 2021.

Communities

•	Committed significant funds to support both global and local pandemic response efforts.

•	Providing technology and financial support for non-profits, first responders, and governments.

•	Donating personal protective equipment to hospital workers including N95 masks and face shields 3D-printed by Cisco volunteers around the world.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace and our mission is to inspire new possibilities for them by helping transform their infrastructure, expand applications and analytics, address their security needs, and empower their teams. We believe that our customers are looking for intent-based networks that provide meaningful business value through automation, security, and analytics across private, hybrid, and multicloud environments. Our vision is to deliver highly secure, software-defined, automated and intelligent platforms for our customers.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2020 compared with fiscal 2019 (in millions):

	Fiscal 2020	Fiscal 2019
Cash and cash equivalents and investments	$29,419	$33,413
Cash provided by operating activities	$15,426	$15,831
Deferred revenue	$20,446	$18,467
Repurchases of common stock—stock repurchase program	$2,619	$20,577
Dividends	$6,016	$5,979
Inventories	$1,282	$1,383

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
The inputs into certain of our judgments, assumptions and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for fiscal 2020. These estimates include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2020, 2019, and 2018. For the annual impairment testing in fiscal 2020, the excess of the fair value over the carrying value for each of our reporting units was $72.8 billion for the Americas, $51.6 billion for EMEA, and $31.3 billion for APJC.
During the fourth quarter of fiscal 2020, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, domestic manufacturing deductions, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.7%, 20.2%, and 99.2% in fiscal 2020, 2019, and 2018, respectively.
During fiscal 2018 and fiscal 2019, we recorded a total tax charge of $11.3 billion, consisting of $9 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, $1.2 billion of foreign withholding tax, and $1.1 billion of tax expense for DTA re-measurement as a result of the Tax Act.

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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to domestic manufacturing deduction, foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 37 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2019 compared to fiscal 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 27, 2019, filed with the SEC on September 5, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.cisco.com.
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars	Variance in Percent (1)
Revenue:
Product	$35,978	$39,005	$36,709	$(3,027)	(8)%
Percentage of revenue	73.0%	75.1%	74.4%
Service	13,323	12,899	12,621	424	3%
Percentage of revenue	27.0%	24.9%	25.6%
Total	$49,301	$51,904	$49,330	$(2,603)	(5)%
(1) Total revenue and product revenue not including the SPVSS business in the prior year decreased 5% and 7%, respectively. Service revenue not including the SPVSS business in the prior year increased 3%.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars	Variance in Percent
Revenue:
Americas	$29,291	$30,927	$29,070	$(1,636)	(5)%
Percentage of revenue	59.4%	59.6%	58.9%
EMEA	12,659	13,100	12,425	(441)	(3)%
Percentage of revenue	25.7%	25.2%	25.2%
APJC	7,352	7,877	7,834	(525)	(7)%
Percentage of revenue	14.9%	15.2%	15.9%
Total	$49,301	$51,904	$49,330	$(2,603)	(5)%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2020 decreased by 5% compared with fiscal 2019. Product revenue decreased by 8% and service revenue increased by 3%. Our total revenue reflected declines across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 25% product revenue decline, with decreases in India, China, Mexico and Brazil.
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

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$21,006	$22,754	$21,088	$(1,748)	(8)%
Percentage of product revenue	58.4%	58.3%	57.5%
EMEA	9,647	10,246	9,671	(599)	(6)%
Percentage of product revenue	26.8%	26.3%	26.3%
APJC	5,326	6,005	5,950	(679)	(11)%
Percentage of product revenue	14.8%	15.4%	16.2%
Total	$35,978	$39,005	$36,709	$(3,027)	(8)%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment decreased by 8%. The product revenue decrease was across all of our customer segments. From a country perspective, product revenue decreased by 7% in the United States, 13% in Canada, 27% in Mexico and 14% in Brazil.
EMEA
The decrease in product revenue in the EMEA segment of 6% was driven by declines in the service provider, commercial and enterprise markets, partially offset by growth in the public sector market. Product revenue from emerging countries within EMEA decreased by 4%, and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, decreased by 6%. From a country perspective, product revenue decreased in the United Kingdom and France by 12% and 7%, respectively, partially offset by a product revenue increase of 2% in Germany.
APJC
Product revenue in the APJC segment decreased by 11%, driven by declines across all of our customer segments. From a country perspective, product revenue decreased in Australia, India and China by 16%, 29% and 34%, respectively, partially offset by a product revenue increase of 8% in Japan.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$27,122	$30,099	$28,286	$(2,977)	(10)%
Applications	5,568	5,803	5,036	(235)	(4)%
Security	3,154	2,821	2,388	333	12%
Other Products	135	281	999	(146)	(52)%
Total	$35,978	$39,005	$36,709	$(3,027)	(8)%
Amounts may not sum and percentages may not recalculate due to rounding.
Infrastructure Platforms
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue decreased by 10%, or $3.0 billion. This was the product area most impacted by the COVID-19 pandemic environment in the second half of fiscal 2020. Switching revenue declined in both campus switching and data center switching, although we had revenue growth in our intent-based networking Catalyst 9000 Series. We experienced a decrease in sales of routing products, with declines primarily in the service provider and enterprise markets. Revenue from wireless products declined, although we saw revenue growth in our Meraki and WiFi6 products. Revenue from data center declined driven by continued market contraction impacting primarily our servers products.
Applications
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as IoT and AppDynamics analytics software offerings. Revenue in our Applications product category decreased by 4%, or $235 million, with a decline in Unified Communications and Cisco TelePresence partially offset by double digit growth in AppDynamics and growth in IoT software offerings and Webex.
Security
Revenue in our Security product category increased 12%, or $333 million, driven by higher sales of identity and access, advanced threat security, unified threat management and web security products. Revenue from our cloud security portfolio reflected strong double-digit growth and continued momentum with our Duo and Umbrella offerings.
Other Products
The decrease in revenue from our Other Products category was primarily driven by a decrease in revenue from the SPVSS business which we divested in the second quarter of fiscal 2019.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Years Ended			2020 vs. 2019
Years Ended	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$8,285	$8,173	$7,982	$112	1%
Percentage of service revenue	62.2%	63.4%	63.3%
EMEA	3,012	2,854	2,754	158	6%
Percentage of service revenue	22.6%	22.1%	21.8%
APJC	2,026	1,872	1,885	154	8%
Percentage of service revenue	15.2%	14.5%	14.9%
Total	$13,323	$12,899	$12,621	$424	3%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 3%, driven by an increase in software and solution support offerings. Service revenue increased in all geographic segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 25, 2020	July 27, 2019	July 28, 2018	July 25, 2020	July 27, 2019	July 28, 2018
Gross margin:
Product	$22,779	$24,142	$22,282	63.3%	61.9%	60.7%
Service	8,904	8,524	8,324	66.8%	66.1%	66.0%
Total	$31,683	$32,666	$30,606	64.3%	62.9%	62.0%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2019 to fiscal 2020:

Product Gross Margin Percentage
Fiscal 2019	61.9%
Productivity (1)	1.9%
Product pricing	(1.3)%
Mix of products sold	0.9%
Impact from divestiture of SPVSS business	0.1%
Others	(0.2)%
Fiscal 2020	63.3%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin increased by 1.4 percentage points driven by productivity improvements and favorable product mix, partially offset by unfavorable impacts from product pricing. In the second half of fiscal 2020 as a result of the COVID-19 pandemic, we incurred additional logistics costs, such as freight which had a negative impact on product gross margin. Our product gross margin benefited slightly from the sale of our lower margin SPVSS business during the second quarter of fiscal 2019.
Productivity improvements were driven by memory cost savings and other cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes and transformation processes) and continued operational efficiency in manufacturing operations. The negative pricing impact, which was higher than the year-over-year impact we experienced in fiscal 2019, was driven by typical market factors and impacted each of our geographic segments. The favorable product mix impact was driven by impacts from each of our product categories.
Service Gross Margin
Our service gross margin percentage increased by 0.7 percentage point primarily due to higher sales volume.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 25, 2020	July 27, 2019	July 28, 2018	July 25, 2020	July 27, 2019	July 28, 2018
Gross margin:
Americas	$19,547	$20,338	$18,792	66.7%	65.8%	64.6%
EMEA	8,304	8,457	7,945	65.6%	64.6%	63.9%
APJC	4,688	4,683	4,726	63.8%	59.5%	60.3%
Segment total	32,538	33,479	31,463	66.0%	64.5%	63.8%
Unallocated corporate items (1)	(855)	(813)	(857)
Total	$31,683	$32,666	$30,606	64.3%	62.9%	62.0%
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
We experienced a gross margin percentage increase in our Americas segment due to productivity improvements and favorable product mix, partially offset by unfavorable impacts from pricing.
Product gross margin in our EMEA segment increased due to productivity improvements and, to a lesser extent, favorable product mix, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage increase was due to productivity improvements and favorable product mix, partially offset by negative impacts from pricing. Higher service gross margin also contributed to the increase in the gross margin in this geographic segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars	Variance in Percent
Research and development	$6,347	$6,577	$6,332	$(230)	(3)%
Percentage of revenue	12.9%	12.7%	12.8%
Sales and marketing	9,169	9,571	9,242	(402)	(4)%
Percentage of revenue	18.6%	18.4%	18.7%
General and administrative	1,925	1,827	2,144	98	5%
Percentage of revenue	3.9%	3.5%	4.3%
Total	$17,441	$17,975	$17,718	$(534)	(3)%
Percentage of revenue	35.4%	34.6%	35.9%
R&D Expenses
R&D expenses decreased due to lower headcount-related expenses, lower discretionary spending and lower contracted services spending, partially offset by higher share-based compensation expense.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses decreased primarily due to lower discretionary spending and contracted services spending.
G&A Expenses
G&A expenses increased due to the benefit from the $400 million litigation settlement with Arista Networks, Inc. (“Arista”) in fiscal 2019 and higher discretionary spending, partially offset by gains recognized on the sale of property that had been held for sale, lower headcount-related expenses, lower contracted services spending, and lower share-based compensation expense.
Effect of Foreign Currency
In fiscal 2020, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $141 million, or 0.8%, compared with fiscal 2019.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Amortization of purchased intangible assets:
Cost of sales	$659	$624	$640
Operating expenses	141	150	221
Total	$800	$774	$861
The increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions.

Restructuring and Other Charges
In the first quarter of fiscal 2021, we initiated a restructuring plan, which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. We expect the plan to be substantially completed in fiscal 2021 and estimate it will generate cost savings of approximately $1.0 billion on an annualized basis over the next few quarters.
The following table presents restructuring and other charges (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Restructuring and other charges included in operating expenses	$481	$322	$358
We initiated a restructuring plan during fiscal 2020 in order to realign the organization and enable further investment in key priority areas, with estimated pretax charges of approximately $300 million. In connection with this restructuring plan, we incurred charges of $255 million during fiscal 2020. We expect this restructuring plan to be substantially completed in fiscal 2021.
We incurred total restructuring and other charges of $481 million in fiscal 2020. We incurred charges of $255 million related to the restructuring plan initiated during fiscal 2020 and the remainder of which was related to the restructuring plan announced during fiscal 2018.
These charges were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other costs. We expect to reinvest substantially all of the cost savings from these restructuring actions in our key priority areas. As a result, the overall cost savings from these restructuring actions are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Operating income	$13,620	$14,219	$12,309
Operating income as a percentage of revenue	27.6%	27.4%	25.0%
Operating income decreased by 4%, and as a percentage of revenue operating income increased by 0.2 percentage points. These changes resulted primarily from: a revenue decrease, the impact of the benefit from the $400 million litigation settlement with Arista in the first quarter of fiscal 2019 and higher restructuring and other charges, partially offset by a gross margin percentage increase (driven by productivity improvements and product mix, partially offset by unfavorable impacts from pricing).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars
Interest income	$920	$1,308	$1,508	$(388)
Interest expense	(585)	(859)	(943)	274
Interest income (expense), net	$335	$449	$565	$(114)
Interest income decreased driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average debt balance and the impact of lower effective interest rates.

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2020 vs. 2019
	July 25, 2020	July 27, 2019	July 28, 2018	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$42	$(13)	$(242)	$55
Marketable equity investments	(5)	(3)	529	(2)
Non-marketable equity and other investments	95	6	11	89
Net gains (losses) on investments	132	(10)	298	142
Other gains (losses), net	(117)	(87)	(133)	(30)
Other income (loss), net	$15	$(97)	$165	$112
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher realized gains and higher unrealized gains, partially offset by higher impairment charges. The change in other gains (losses), net was primarily driven by higher donation expense as related to COVID-19 programs, partially offset by net favorable foreign exchange impacts.
Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 19.7% for fiscal 2020, compared with 20.2% for fiscal 2019. The net 0.5 percentage point decrease in the effective tax rate was primarily due to a decrease in net discrete tax charges.
For a full reconciliation of our effective tax rate to the U.S. federal statutory rate of 21% and for further explanation of our provision for income taxes, see Note 18 to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES
The following sections discuss the effects of changes in our balance sheet, our capital allocation strategy including stock repurchase program and dividends, our contractual obligations, and certain other commitments and activities on our liquidity and capital resources.
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 25, 2020	July 27, 2019	Increase (Decrease)
Cash and cash equivalents	$11,809	$11,750	$59
Available-for-sale debt investments	17,610	21,660	(4,050)
Marketable equity securities	—	3	(3)
Total	$29,419	$33,413	$(3,994)
The net decrease in cash and cash equivalents and investments from fiscal 2019 to fiscal 2020 was primarily driven by a net decrease in debt of $10.2 billion, cash returned to shareholders in the form of repurchases of common stock of $2.7 billion under the stock repurchase program and cash dividends of $6.0 billion, capital expenditures of $0.8 billion and net cash paid for acquisitions and divestitures of $0.3 billion. These uses of cash were partially offset by cash provided by operating activities of $15.4 billion.
In addition to cash requirements in the normal course of business, on July 9, 2019 we announced our intent to acquire Acacia Communications, Inc. for a net purchase consideration of approximately $2.6 billion in cash. Additionally, approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries and $3.0 billion of long-term debt outstanding at July 25, 2020 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity and future payments under “Contractual Obligations” and “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Net cash provided by operating activities	$15,426	$15,831	$13,666
Acquisition of property and equipment	(770)	(909)	(834)
Free cash flow	$14,656	$14,922	$12,832
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 25, 2020	$1.42	$6,016	59	$44.36	$2,619	$8,635
July 27, 2019	$1.36	$5,979	418	$49.22	$20,577	$26,556
July 28, 2018	$1.24	$5,968	432	$40.88	$17,661	$23,629
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $10.8 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 25, 2020	July 27, 2019	Increase (Decrease)
Accounts receivable, net	$5,472	$5,491	$(19)
Our accounts receivable net, as of July 25, 2020 was flat compared with the end of fiscal 2019.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	July 25, 2020	July 27, 2019	Increase (Decrease)
Inventories	$1,282	$1,383	$(101)
Purchase commitments with contract manufacturers and suppliers	$4,406	$4,967	$(561)
Inventory as of July 25, 2020 decreased by 7% from our inventory balance at the end of fiscal 2019, and for the same period purchase commitments with contract manufacturers and suppliers decreased by approximately 11%. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased by 10% compared with the end of fiscal 2019. The decrease in inventory was primarily due to a decrease in finished goods and lower deferred cost of sales, partially offset by an increase in raw materials.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 25, 2020	July 27, 2019	Increase (Decrease)
Lease receivables, net	$2,088	$2,326	$(238)
Loan receivables, net	5,856	5,367	489
Financed service contracts, net	2,821	2,360	461
Total, net	$10,765	$10,053	$712
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables increased by 7%.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, with payment terms generally ranging from 60 to 90 days. During fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic environment. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms.
The volume of channel partner financing was $26.9 billion, $29.6 billion, and $28.2 billion in fiscal 2020, 2019, and 2018, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.4 billion as of July 25, 2020 and July 27, 2019, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 25, 2020, the total maximum potential future payments related to these guarantees was approximately $207 million, of which approximately $28 million was recorded as deferred revenue.
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

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 25, 2020	July 27, 2019
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.34%	September 20, 2019	$—	$500
Fixed-rate notes:
1.40%	September 20, 2019	—	1,500
4.45%	January 15, 2020	—	2,500
2.45%	June 15, 2020	—	1,500
2.20%	February 28, 2021	2,500	2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$14,500	$20,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 25, 2020.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of July 25, 2020. We had $4.2 billion in commercial paper notes outstanding as of July 27, 2019.
Credit Facility On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of July 25, 2020, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than 0.25%. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 25, 2020	July 27, 2019	Increase (Decrease)
Service	$12,551	$11,709	$842
Product	7,895	6,758	1,137
Total	$20,446	$18,467	$1,979
Reported as:
Current	$11,406	$10,668	$738
Noncurrent	9,040	7,799	1,241
Total	$20,446	$18,467	$1,979
Total deferred revenue increased 11% in fiscal 2020. The increase in deferred product revenue of 17% was primarily due to increased deferrals related to our recurring software offerings. The increase in deferred service revenue was driven by the impact of contract renewals, partially offset by amortization of deferred service revenue.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 25, 2020	July 27, 2019	Increase (Decrease)
Product	$11,261	$9,603	$1,658
Service	17,093	15,702	1,391
Total	$28,354	$25,305	$3,049
Total remaining performance obligations increased 12% in fiscal 2020. Remaining performance obligations for product and service increased 17% and 9%, respectively, compared to fiscal 2019.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 25, 2020 (in millions):

	PAYMENTS DUE BY PERIOD
July 25, 2020	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,033	$354	$439	$188	$52
Purchase commitments with contract manufacturers and suppliers	4,406	3,994	412	—	—
Other purchase obligations	1,226	522	423	209	72
Senior notes	14,500	3,000	3,000	2,250	6,250
Transition tax payable	7,638	727	1,455	3,183	2,273
Other long-term liabilities	1,405	—	358	93	954
Total by period	$30,208	$8,597	$6,087	$5,923	$9,601
Other long-term liabilities (uncertainty in the timing of future payments)	2,007
Total	$32,215
Operating Leases  For more information on our operating leases, see Note 8 to the Consolidated Financial Statements.
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
Long-Term Debt  The amount of long-term debt in the preceding table represents the principal amount of the respective debt instruments. See Note 12 to the Consolidated Financial Statements.
Transition Tax Payable Transition tax payable represents future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings of foreign subsidiaries as a result of the Tax Act. See Note 18 to the Consolidated Financial Statements.
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1.9 billion and deferred tax liabilities of $81 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 18 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.3 billion as of each of July 25, 2020 and July 27, 2019.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of July 25, 2020 there were no material unconsolidated variable interest entities.
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
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk. We have seen an increase in these risks and related uncertainties with increased volatility in the financial markets in the current environment with the COVID-19 pandemic.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of July 25, 2020. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 25, 2020. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 25, 2020 and July 27, 2019 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 25, 2020	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$17,877	$17,788	$17,699	$17,610	$17,522	$17,433	$17,344

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 27, 2019	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$22,017	$21,898	$21,779	$21,660	$21,541	$21,421	$21,302
Financing Receivables As of July 25, 2020, our financing receivables had a carrying value of $10.8 billion, compared with $10.1 billion as of July 27, 2019. As of July 25, 2020, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 25, 2020, we had $14.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $14.6 billion, and the related fair value based on market prices was $17.4 billion. As of July 25, 2020, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.5 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. We had no outstanding marketable equity securities as of July 25, 2020.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of July 25, 2020, the total carrying amount of our non-marketable equity and other investments was $1.3 billion, compared with $1.2 billion at July 27, 2019. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 25, 2020		July 27, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,441	$1	$2,239	$14
Sold	$1,874	$4	$1,441	$(14)
At July 25, 2020 and July 27, 2019, we had no option contracts outstanding.
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2020, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $141 million, or 0.8%, as compared with fiscal 2019. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 25, 2020 and July 27, 2019, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended July 25, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 25, 2020 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 25, 2020 and July 27, 2019, and the results of its operations and its cash flows for each of the three years in the period ended July 25, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2020 and the manner in which it accounts for revenue from contracts with customers in 2019.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including those related to the identification of contractual terms in customer arrangements that impact the determination of the transaction price and revenue recognition. These procedures also included, among others, (i) testing the completeness and accuracy of management’s identification of the contractual terms by examining customer arrangements on a test basis, and (ii) testing management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in the customer arrangements.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 3, 2020
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 25, 2020. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ KELLY A. KRAMER
Charles H. Robbins	Kelly A. Kramer
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 3, 2020	September 3, 2020

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 25, 2020	July 27, 2019
ASSETS
Current assets:
Cash and cash equivalents	$11,809	$11,750
Investments	17,610	21,663
Accounts receivable, net of allowance for doubtful accounts of $143 at July 25, 2020 and $136 at July 27, 2019	5,472	5,491
Inventories	1,282	1,383
Financing receivables, net	5,051	5,095
Other current assets	2,349	2,373
Total current assets	43,573	47,755
Property and equipment, net	2,453	2,789
Financing receivables, net	5,714	4,958
Goodwill	33,806	33,529
Purchased intangible assets, net	1,576	2,201
Deferred tax assets	3,990	4,065
Other assets	3,741	2,496
TOTAL ASSETS	$94,853	$97,793
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$3,005	$10,191
Accounts payable	2,218	2,059
Income taxes payable	839	1,149
Accrued compensation	3,122	3,221
Deferred revenue	11,406	10,668
Other current liabilities	4,741	4,424
Total current liabilities	25,331	31,712
Long-term debt	11,578	14,475
Income taxes payable	8,837	8,927
Deferred revenue	9,040	7,799
Other long-term liabilities	2,147	1,309
Total liabilities	56,933	64,222
Commitments and contingencies (Note 14)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,237 and 4,250 shares issued and outstanding at July 25, 2020 and July 27, 2019, respectively	41,202	40,266
Accumulated deficit	(2,763)	(5,903)
Accumulated other comprehensive loss	(519)	(792)
Total equity	37,920	33,571
TOTAL LIABILITIES AND EQUITY	$94,853	$97,793
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
REVENUE:
Product	$35,978	$39,005	$36,709
Service	13,323	12,899	12,621
Total revenue	49,301	51,904	49,330
COST OF SALES:
Product	13,199	14,863	14,427
Service	4,419	4,375	4,297
Total cost of sales	17,618	19,238	18,724
GROSS MARGIN	31,683	32,666	30,606
OPERATING EXPENSES:
Research and development	6,347	6,577	6,332
Sales and marketing	9,169	9,571	9,242
General and administrative	1,925	1,827	2,144
Amortization of purchased intangible assets	141	150	221
Restructuring and other charges	481	322	358
Total operating expenses	18,063	18,447	18,297
OPERATING INCOME	13,620	14,219	12,309
Interest income	920	1,308	1,508
Interest expense	(585)	(859)	(943)
Other income (loss), net	15	(97)	165
Interest and other income (loss), net	350	352	730
INCOME BEFORE PROVISION FOR INCOME TAXES	13,970	14,571	13,039
Provision for income taxes	2,756	2,950	12,929
NET INCOME	$11,214	$11,621	$110

Net income per share:
Basic	$2.65	$2.63	$0.02
Diluted	$2.64	$2.61	$0.02
Shares used in per-share calculation:
Basic	4,236	4,419	4,837
Diluted	4,254	4,453	4,881
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income (Loss)
(in millions)

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Net income	$11,214	$11,621	$110
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(84), $(101), and $(11) for fiscal 2020, 2019, and 2018, respectively	336	459	(554)
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $21, $6, and $104 for fiscal 2020, 2019, and 2018, respectively	(21)	19	(183)
	315	478	(737)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0, $0, and $(3) for fiscal 2020, 2019, and 2018, respectively	7	—	18
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0, $0, and $7 for fiscal 2020, 2019, and 2018, respectively	1	(3)	(61)
	8	(3)	(43)
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(5), $15, and $(8) for fiscal 2020, 2019, and 2018, respectively	(50)	(250)	(160)
Other comprehensive income (loss)	273	225	(940)
Comprehensive income (loss)	$11,487	$11,846	$(830)
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Cash flows from operating activities:
Net income	$11,214	$11,621	$110
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,808	1,897	2,192
Share-based compensation expense	1,569	1,570	1,576
Provision (benefit) for receivables	93	40	(134)
Deferred income taxes	(38)	(350)	900
(Gains) losses on divestitures, investments and other, net	(138)	(24)	(322)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(107)	(84)	(269)
Inventories	84	131	(244)
Financing receivables	(797)	(249)	(219)
Other assets	96	(955)	66
Accounts payable	141	87	504
Income taxes, net	(322)	312	8,118
Accrued compensation	(78)	277	100
Deferred revenue	2,011	1,407	1,205
Other liabilities	(110)	151	83
Net cash provided by operating activities	15,426	15,831	13,666
Cash flows from investing activities:
Purchases of investments	(9,212)	(2,416)	(14,285)
Proceeds from sales of investments	5,631	7,388	17,706
Proceeds from maturities of investments	7,975	12,928	15,769
Acquisitions and divestitures	(327)	(2,175)	(2,979)
Purchases of investments in privately held companies	(190)	(148)	(267)
Return of investments in privately held companies	224	159	168
Acquisition of property and equipment	(770)	(909)	(834)
Proceeds from sales of property and equipment	179	22	59
Other	(10)	(12)	(19)
Net cash provided by investing activities	3,500	14,837	15,318
Cash flows from financing activities:
Issuances of common stock	655	640	623
Repurchases of common stock - repurchase program	(2,659)	(20,717)	(17,547)
Shares repurchased for tax withholdings on vesting of restricted stock units	(727)	(862)	(703)
Short-term borrowings, original maturities of 90 days or less, net	(3,470)	3,446	(2,502)
Issuances of debt	—	2,250	6,877
Repayments of debt	(6,720)	(6,780)	(12,375)
Dividends paid	(6,016)	(5,979)	(5,968)
Other	51	113	(169)
Net cash used in financing activities	(18,886)	(27,889)	(31,764)
Net increase (decrease) in cash, cash equivalents, and restricted cash	40	2,779	(2,780)
Cash, cash equivalents, and restricted cash, beginning of fiscal year	11,772	8,993	11,773
Cash, cash equivalents, and restricted cash, end of fiscal year	$11,812	$11,772	$8,993

Supplemental cash flow information:
Cash paid for interest	$603	$892	$911
Cash paid for income taxes, net	$3,116	$2,986	$3,911
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE AT JULY 29, 2017	4,983	$45,253	$20,838	$46	$66,137
Net income			110		110
Other comprehensive income (loss)				(940)	(940)
Issuance of common stock	83	623			623
Repurchase of common stock	(432)	(3,950)	(13,711)		(17,661)
Shares repurchased for tax withholdings on vesting of restricted stock units	(20)	(703)			(703)
Cash dividends declared ($1.24 per common share)			(5,968)		(5,968)
Effect of adoption of accounting standards			(36)	45	9
Share-based compensation		1,576			1,576
Purchase acquisitions and other		21			21
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204
Net income			11,621		11,621
Other comprehensive income (loss)				225	225
Issuance of common stock	71	640			640
Repurchase of common stock	(418)	(3,902)	(16,675)		(20,577)
Shares repurchased for tax withholdings on vesting of restricted stock units	(17)	(862)			(862)
Cash dividends declared ($1.36 per common share)			(5,979)		(5,979)
Effect of adoption of accounting standards			3,897	(168)	3,729
Share-based compensation		1,570			1,570
BALANCE AT JULY 27, 2019	4,250	$40,266	$(5,903)	$(792)	$33,571
Net income			11,214		11,214
Other comprehensive income (loss)				273	273
Issuance of common stock	61	655			655
Repurchase of common stock	(59)	(561)	(2,058)		(2,619)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(727)			(727)
Cash dividends declared ($1.42 per common share)			(6,016)		(6,016)
Share-based compensation		1,569			1,569
BALANCE AT JULY 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.	Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2020, fiscal 2019 and fiscal 2018 were each 52-week fiscal years. The Consolidated Financial Statements include the accounts of ours and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(b) Available-for-Sale Debt Investments   We classify our investments in fixed income securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government, U.S. government agency, corporate debt, and U.S. agency mortgage-backed securities. These available-for-sale debt investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments, to the extent the investments are unhedged, are included as a separate component of accumulated other comprehensive income (AOCI), net of tax. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
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
(h) Leases We lease real estate, information technology (IT) and other equipment and vehicles. We also have arrangements with certain suppliers and contract manufacturers which includes the leasing of dedicated space and equipment costs. Our leases have the option to extend or terminate the lease when it is reasonably certain that we will exercise that option.
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
For additional information, see Note 8.
(i) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.9 billion, $1.0 billion, and $1.1 billion for fiscal 2020, 2019, and 2018, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	10 years
Leasehold improvements	Shorter of remaining lease term or up to 10 years
Computer equipment and related software	30 to 36 months
Production, engineering, and other equipment	Up to 5 years
Operating lease assets	Based on lease term
Furniture and fixtures	5 years

(j) Business Combinations We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.

(k) Goodwill and Purchased Intangible Assets   Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. When impaired, the carrying value of goodwill is written down to fair value. Identifying a potential impairment consists of comparing the fair value of a reporting unit with its carrying amount, including goodwill. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. See “Long-Lived Assets” for our policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.
(l) Long-Lived Assets   Long-lived assets that are held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.
(m) Fair Value   Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact, and we also consider assumptions that market participants would use when pricing the asset or liability.
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
(n) Derivative Instruments   We recognize derivative instruments as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For a derivative instrument designated as a net investment hedge of our foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. Any ineffective portion of the net investment hedges is reported in earnings during the period of change. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. We record derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.
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

(o) Foreign Currency Translation   Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income (loss), net. The effect of foreign currency exchange rates on cash and cash equivalents was not material for any of the fiscal years presented.
(p) Concentrations of Risk   Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.
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
(q) Revenue Recognition   We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, our contracts may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and SaaS as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis. We refer to our term software licenses, security software licenses, SaaS, and associated service arrangements as subscription offers.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of July 25, 2020 and July 27, 2019 was $79 million and $84 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
We apply judgment in determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable.
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
We adopted ASC 606 at the beginning of fiscal 2019 using the modified retrospective method to those contracts that were not completed as of July 28, 2018. For the additional information, see Note 3.
(r) Advertising Costs   We expense all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $187 million, $204 million, and $166 million for fiscal 2020, 2019, and 2018, respectively.
(s) Share-Based Compensation Expense   We measure and recognize the compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), and employee stock purchases related to the Employee Stock Purchase Plan (Employee Stock Purchase Rights) based on estimated fair values. The fair value of employee stock options is estimated on the date of grant using a lattice-binomial option-pricing model (Lattice-Binomial Model) or the Black-Scholes model, and for employee stock purchase rights we estimate the fair value using the Black-Scholes model. The fair value for time-based stock awards and stock awards that are contingent upon the achievement of financial performance metrics is based on the grant date share price reduced by the present value of the expected dividend yield prior to vesting. The fair value of market-based stock awards is estimated using an option-pricing model on the date of grant. Share-based compensation expense is reduced for forfeitures.
(t) Software Development Costs   Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred subsequent to the establishment of technological feasibility are capitalized if significant. Costs incurred during the application development stage for internal-use software are capitalized if significant. Capitalized software development costs are amortized using the straight-line amortization method over the estimated useful life of the applicable software. Such software development costs required to be capitalized have not been material to date.
(u) Income Taxes   Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.
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
(v) Computation of Net Income per Share   Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares.
(w) Consolidation of Variable Interest Entities  Our approach in assessing the consolidation requirement for variable interest entities focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. Should we conclude that we are the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in our Consolidated Financial Statements.

(x) Use of Estimates   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:

▪	Revenue recognition

▪	Allowances for accounts receivable, sales returns, and financing receivables

▪	Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers

▪	Loss contingencies and product warranties

▪	Fair value measurements and other-than-temporary impairments

▪	Goodwill and purchased intangible asset impairments

▪	Income taxes
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results experienced by us may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
(y) New Accounting Updates Recently Adopted
Leases In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification (ASC) 842, Leases, a new standard requiring lessees to recognize operating and finance lease liabilities on the balance sheet, as well as corresponding right-of-use (ROU) assets. This standard also made some changes to lessor accounting and aligns key aspects of the lessor accounting model with the revenue recognition standard. We adopted this standard at the beginning of fiscal 2020 and applied it at the beginning of the period of adoption and did not restate prior periods. In connection with the adoption of ASC 842, we recognized $1.2 billion of operating lease ROU assets, which was included in other assets and $1.2 billion of operating lease liabilities which was included in other current liabilities and other long-term liabilities. There were no transition adjustments recorded from the adoption of ASC 842 as a lessor.
We elected to apply the package of practical expedients permitted under the transition guidance within ASC 842 which does not require reassessment of initial direct costs, classification of a lease and definition of a lease. We also elected additional practical expedients which resulted in: i) allowing us not to reassess the accounting treatment for existing or expired land easements in transition; ii) combining lease and non-lease components and iii) not recording leases with an initial term of less than 12 months on our Consolidated Balance Sheet.
(z) Recent Accounting Standards or Updates Not Yet Effective as of Fiscal Year End
Credit Losses of Financial Instruments In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. The new standard replaces the incurred loss impairment model. Under this standard, we will be required to use a forward-looking expected credit loss model for accounts receivable, financing receivables, contract assets, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. We will adopt this standard at the beginning of our first quarter of fiscal 2021 on a modified retrospective basis with the cumulative effect of adoption recorded as an adjustment to retained earnings. This standard will not have a material impact on our consolidated financial statements at adoption.

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
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Revenue:
Infrastructure Platforms	$27,122	$30,099	$28,286
Applications	5,568	5,803	5,036
Security	3,154	2,821	2,388
Other Products	135	281	999
Total Product	35,978	39,005	36,709
Services	13,323	12,899	12,621
Total (1)	$49,301	$51,904	$49,330
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior years to conform to the current year’s presentation.
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
Other Products primarily include our Service Provider Video Software Solutions and cloud and system management products. On October 28, 2018, we completed the sale of the SPVSS business. These products include both hardware and software licenses. Our offerings in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control.
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
Accounts receivable, net was $5.5 billion as of each of July 25, 2020 and July 27, 2019, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 25, 2020 and July 27, 2019, our contract assets for these unbilled receivables were $1.2 billion and $860 million, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $20.4 billion as of July 25, 2020 compared to $18.5 billion as of July 27, 2019. We recognized approximately $10.6 billion of revenue during fiscal 2020 that was included in the deferred revenue balance at July 27, 2019.

(c)	Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $732 million and $750 million as of July 25, 2020 and July 27, 2019, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $477 million and $471 million for fiscal 2020 and 2019, respectively, and was included in sales and marketing expenses.

4.	Acquisitions and Divestitures

(a)	Acquisition Summary
We completed six acquisitions during fiscal 2020. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2020	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (six in total)	$359	$(11)	$172	$198

The total purchase consideration related to our acquisitions completed during fiscal 2020 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $23 million.
Fiscal 2019 Acquisitions
Allocation of the purchase consideration for acquisitions completed in fiscal 2019 is summarized as follows (in millions):

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
Fiscal 2018 Acquisitions
In fiscal 2018, we completed eight acquisitions for total purchase consideration of $3.2 billion.

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
(c) Pending Acquisitions at Year End
On July 9, 2019, we announced our intent to acquire Acacia Communications, Inc. (“Acacia”), a public fabless semiconductor company that develops, manufactures and sells high-speed coherent optical interconnect products that are designed to transform communications networks through improvements in performance, capacity and cost.
Under the terms of the agreement, we have agreed to pay total consideration of approximately $2.6 billion, net of cash and marketable securities, to acquire Acacia. The acquisition is expected to close during the first half of fiscal 2021, subject to customary closing conditions and regulatory approvals. Upon close of the acquisition, revenue from Acacia will be included in our Infrastructure Platforms product category.
On August 7, 2020, we completed the acquisition of ThousandEyes, Inc. (“ThousandEyes”), a privately-held company. ThousandEyes’ Internet and Cloud intelligence platform delivers deep visibility and insights into the digital delivery of applications and services over the internet. We expect that most of the purchase price for the acquisition of ThousandEyes will be allocated to goodwill and purchased intangible assets. The financial statement impact of this acquisition will not have a material impact to our consolidated financial statements.
(d) Other Acquisition and Divestiture Information
Total transaction costs related to our acquisition and divestiture activities during fiscal 2020, 2019, and 2018 were $21 million, $21 million, and $41 million, respectively. These transaction costs were expensed as incurred in G&A expenses in the Consolidated Statements of Operations.
The goodwill generated from our acquisitions completed during fiscal 2020 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations for the acquisitions completed during fiscal 2020, 2019, and 2018 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.	Goodwill and Purchased Intangible Assets

(a)	Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 25, 2020 and July 27, 2019, as well as the changes to goodwill during fiscal 2020 and 2019 (in millions):

	Balance at July 27, 2019	Acquisitions	Foreign Currency Translation and Other	Balance at July 25, 2020
Americas	$21,120	$132	$52	$21,304
EMEA	7,977	44	19	8,040
APJC	4,432	22	8	4,462
Total	$33,529	$198	$79	$33,806

	Balance at July 28, 2018	Acquisitions & Divestitures	Foreign Currency Translation and Other	Balance at July 27, 2019
Americas	$19,998	$1,240	$(118)	$21,120
EMEA	7,529	486	(38)	7,977
APJC	4,179	274	(21)	4,432
Total	$31,706	$2,000	$(177)	$33,529

(b)	Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2020 and 2019 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2020	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (six in total)	4.8	$161	4.2	$10	1.5	$1	$—	$172

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2019	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Duo	5.0	$153	5.0	$94	2.5	$18	$77	$342
Luxtera	4.0	2	5.0	58	1.6	3	256	319
Others (three in total)	4.4	11	—	—	—	—	—	11
Total		$166		$152		$21	$333	$672

The following tables present details of our purchased intangible assets (in millions):

July 25, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,298	$(2,336)	$962
Customer relationships	760	(365)	395
Other	26	(20)	6
Total purchased intangible assets with finite lives	4,084	(2,721)	1,363
In-process research and development, with indefinite lives	213	—	213
Total	$4,297	$(2,721)	$1,576

July 27, 2019	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,270	$(1,933)	$1,337
Customer relationships	840	(331)	509
Other	41	(22)	19
Total purchased intangible assets with finite lives	4,151	(2,286)	1,865
In-process research and development, with indefinite lives	336	—	336
Total	$4,487	$(2,286)	$2,201

Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Amortization of purchased intangible assets:
Cost of sales	$659	$624	$640
Operating expenses	141	150	221
Total	$800	$774	$861

The estimated future amortization expense of purchased intangible assets with finite lives as of July 25, 2020 is as follows (in millions):

Fiscal Year	Amount
2021	$633
2022	$371
2023	$229
2024	$118
2025	$12

6.	Restructuring and Other Charges
In the first quarter of fiscal 2021, we initiated a restructuring plan (the “Fiscal 2021 Plan”), which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas with estimated pretax charges of approximately $900 million. These aggregate pretax charges will be primarily cash-based and will consist of severance and other one-time termination benefits, and other costs. We expect the plan to be substantially completed in fiscal 2021.
We initiated a restructuring plan during fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. These aggregate pretax charges related to the Fiscal 2020 Plan are primarily cash-based and consist of employee severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2020 Plan, we incurred charges of $255 million during fiscal 2020. We expect the Fiscal 2020 Plan to be substantially completed in fiscal 2021.
In prior years, we initiated restructuring plans in order to realign our organization and enable further investment in key priority areas. The aggregate pretax charges related to these plans were primarily cash-based and consisted of employee severance and other one-time termination benefits, and other associated costs. These plans have been completed.
The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2018 AND PRIOR PLANS		FISCAL 2020 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 29, 2017	$74	$43	$—	$—	$117
Charges	319	39	—	—	358
Cash payments	(335)	(37)	—	—	(372)
Non-cash items	2	(32)	—	—	(30)
Liability as of July 28, 2018	60	13	—	—	73
Charges	252	70	—	—	322
Cash payments	(289)	(10)	—	—	(299)
Non-cash items	(1)	(62)	—	—	(63)
Liability as of July 27, 2019	22	11	—	—	33
Charges	209	17	144	111	481
Cash payments	(224)	(3)	(93)	(7)	(327)
Non-cash items	—	(23)	—	(92)	(115)
Liability as of July 25, 2020	$7	$2	$51	$12	$72

7.	Balance Sheet Details
The following tables provide details of selected balance sheet items (in millions):

	July 25, 2020	July 27, 2019
Cash and cash equivalents	$11,809	$11,750
Restricted cash included in other current assets	—	21
Restricted cash included in other assets	3	1
Total cash, cash equivalents, and restricted cash	$11,812	$11,772

Inventories:
Raw materials	$456	$374
Work in process	25	10
Finished goods:
Deferred cost of sales	59	109
Manufactured finished goods	542	643
Total finished goods	601	752
Service-related spares	184	225
Demonstration systems	16	22
Total	$1,282	$1,383

Our provision for inventory was $74 million, $77 million, and $63 million in fiscal 2020, 2019, and 2018, respectively.

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,252	$4,545
Computer equipment and related software	875	922
Production, engineering, and other equipment	5,163	5,711
Operating lease assets	337	485
Furniture, fixtures and other	387	376
Total gross property and equipment	11,014	12,039
Less: accumulated depreciation and amortization	(8,561)	(9,250)
Total	$2,453	$2,789

Deferred revenue:
Service	$12,551	$11,709
Product	7,895	6,758
Total	$20,446	$18,467
Reported as:
Current	$11,406	$10,668
Noncurrent	9,040	7,799
Total	$20,446	$18,467

Remaining Performance Obligations:
Product	$11,261	$9,603
Service	17,093	15,702
Total	$28,354	$25,305

Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of July 25, 2020, the aggregate amount of RPO was comprised of $20.4 billion of deferred revenue and $7.9 billion of unbilled contract revenue. We expect approximately 54% of this amount to be recognized as revenue over the next year. As of July 27, 2019, the aggregate amount of RPO was comprised of $18.5 billion of deferred revenue and $6.8 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

8.	Leases

(a)	Lessee Arrangements
As of July 25, 2020, our operating lease right-of-use assets were $921 million and were recorded in other assets, and our operating lease liabilities were $1.0 billion, of which $341 million was included in other current liabilities and $661 million was included in other long-term liabilities. The weighted-average lease term was 4.0 years and the weighted-average discount rate was 1.5% as of July 25, 2020.
The components of our lease expenses were as follows (in millions):

Year Ended	July 25, 2020
Operating lease expense	$428
Short-term lease expense	69
Variable lease expense	157
Total lease expense	$654
Supplemental information related to our operating leases is as follows (in millions):

Year Ended	July 25, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$413
Right-of-use assets obtained in exchange for operating leases liabilities	$197

The maturities of our operating leases (undiscounted) as of July 25, 2020 are as follows (in millions):

Fiscal Year	Amount
2021	$354
2022	247
2023	192
2024	120
2025	68
Thereafter	52
Total lease payments	1,033
Less interest	(31)
Total	$1,002

Prior to the adoption of the new leasing standard, future minimum lease payments under all noncancelable operating leases with an initial term in excess of one year as of July 27, 2019 were as follows (in millions):

Fiscal Year	Amount
2020	$441
2021	299
2022	195
2023	120
2024	70
Thereafter	54
Total	$1,179

(b)	Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2020 was $94 million and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

Future minimum lease payments on our lease receivables as of July 25, 2020 are summarized as follows (in millions):

Fiscal Year	Amount
2021	$946
2022	590
2023	353
2024	166
2025	72
Total	2,127
Less: Present value of lease payments	2,013
Difference between undiscounted cash flows and discounted cash flows	$114

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

We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by Cisco and the associated accumulated depreciation are summarized as follows (in millions):

	July 25, 2020	July 27, 2019
Operating lease assets	$337	$485
Accumulated depreciation	(198)	(306)
Operating lease assets, net	$139	$179

Our lease income for fiscal 2020 was $190 million and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of July 25, 2020 are summarized as follows (in millions):

Fiscal Year	Amount
2021	$74
2022	27
2023	7
Total	$108

9.	Financing Receivables

(a)	Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts. Lease receivables represent sales-type leases resulting from the sale of Cisco's and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of three years on average. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one to three years.

A summary of our financing receivables is presented as follows (in millions):

July 25, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,127	$5,937	$2,830	$10,894
Residual value	123	—	—	123
Unearned income	(114)	—	—	(114)
Allowance for credit loss	(48)	(81)	(9)	(138)
Total, net	$2,088	$5,856	$2,821	$10,765
Reported as:
Current	$918	$2,692	$1,441	$5,051
Noncurrent	1,170	3,164	1,380	5,714
Total, net	$2,088	$5,856	$2,821	$10,765

July 27, 2019	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,367	$5,438	$2,369	$10,174
Residual value	142	—	—	142
Unearned income	(137)	—	—	(137)
Allowance for credit loss	(46)	(71)	(9)	(126)
Total, net	$2,326	$5,367	$2,360	$10,053
Reported as:
Current	$1,029	$2,653	$1,413	$5,095
Noncurrent	1,297	2,714	947	4,958
Total, net	$2,326	$5,367	$2,360	$10,053

(b)	Credit Quality of Financing Receivables
Gross receivables, excluding residual value, less unearned income categorized by our internal credit risk rating as of July 25, 2020 and July 27, 2019 are summarized as follows (in millions):

	INTERNAL CREDIT RISK RATING
July 25, 2020	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$992	$952	$69	$2,013
Loan receivables	3,808	1,961	168	5,937
Financed service contracts	1,645	1,153	32	2,830
Total	$6,445	$4,066	$269	$10,780

	INTERNAL CREDIT RISK RATING
July 27, 2019	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$1,204	$991	$35	$2,230
Loan receivables	3,367	1,920	151	5,438
Financed service contracts	1,413	939	17	2,369
Total	$5,984	$3,850	$203	$10,037

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

The following tables present the aging analysis of gross receivables, excluding residual value and less unearned income as of July 25, 2020 and July 27, 2019 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2020	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$29	$47	$48	$124	$1,889	$2,013	$43	$43
Loan receivables	129	78	78	285	5,652	5,937	65	65
Financed service contracts	69	75	124	268	2,562	2,830	4	4
Total	$227	$200	$250	$677	$10,103	$10,780	$112	$112

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2019	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$101	$42	$291	$434	$1,796	$2,230	$13	$13
Loan receivables	257	67	338	662	4,776	5,438	31	31
Financed service contracts	145	131	271	547	1,822	2,369	3	3
Total	$503	$240	$900	$1,643	$8,394	$10,037	$47	$47

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
As of July 25, 2020, we had financing receivables of $67 million, net of unbilled or current receivables, that were greater than 120 days plus past due but remained on accrual status as they are well secured and in the process of collection. Such balance was $215 million as of July 27, 2019.

(c)	Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	5	32	1	38
Recoveries (write-offs), net	(3)	(19)	—	(22)
Foreign exchange and other	—	(3)	(1)	(4)
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(54)	11	27	(16)
Recoveries (write-offs), net	(14)	—	(28)	(42)
Foreign exchange and other	(21)	—	—	(21)
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 29, 2017	$162	$103	$30	$295
Provisions (benefits)	(26)	(43)	(20)	(89)
Recoveries (write-offs), net	(1)	(5)	—	(6)
Foreign exchange and other	—	5	—	5
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205

10.	Available-for-Sale Debt and Equity Investments
The following table summarizes our available-for-sale debt investments and equity investments (in millions):

	July 25, 2020	July 27, 2019
Available-for-sale debt investments	$17,610	$21,660
Marketable equity securities	—	3
Total investments	17,610	21,663
Non-marketable equity securities included in other assets	1,207	1,113
Equity method investments included in other assets	71	87
Total	$18,888	$22,863

(a)	Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

July 25, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,614	$71	$—	$2,685
U.S. government agency securities	110	—	—	110
Corporate debt securities	11,549	334	(6)	11,877
U.S. agency mortgage-backed securities	1,987	49	(1)	2,035
Commercial paper	727	—	—	727
Certificates of deposit	176	—	—	176
Total	$17,163	$454	$(7)	$17,610

July 27, 2019	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$808	$1	$(1)	$808
U.S. government agency securities	169	—	—	169
Corporate debt securities	19,188	103	(29)	19,262
U.S. agency mortgage-backed securities	1,425	7	(11)	1,421
Total	$21,590	$111	$(41)	$21,660

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Gross realized gains	$70	$17	$16
Gross realized losses	(28)	(30)	(258)
Total	$42	$(13)	$(242)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 25, 2020 and July 27, 2019 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$33	$—	$—	$—	$33	$—
Corporate debt securities	1,060	(6)	3	—	1,063	(6)
U.S. agency mortgage-backed securities	265	(1)	—	—	265	(1)
Total	$1,358	$(7)	$3	$—	$1,361	$(7)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$204	$—	$488	$(1)	$692	$(1)
U.S. government agency securities	—	—	169	—	169	—
Corporate debt securities	2,362	(4)	5,271	(25)	7,633	(29)
U.S. agency mortgage-backed securities	123	—	847	(11)	970	(11)
Total	$2,689	$(4)	$6,775	$(37)	$9,464	$(41)

As of July 25, 2020, for available-for-sale debt investments that were in an unrealized loss position, we have determined that no other-than-temporary impairments were required to be recognized.
The following table summarizes the maturities of our available-for-sale debt investments as of July 25, 2020 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,773	$5,812
After 1 year through 5 years	7,360	7,532
After 5 years through 10 years	2,032	2,218
After 10 years	11	13
Mortgage-backed securities with no single maturity	1,987	2,035
Total	$17,163	$17,610

Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

(b)	Summary of Equity Investments
Gains and losses recognized on our marketable and non-marketable equity securities are summarized below (in millions):

	July 25, 2020	July 27, 2019
Net gains and losses recognized during the period on equity investments	$63	$58
Less: Net gains and losses recognized on equity investments sold	(76)	(69)
Net unrealized gains and losses recognized during reporting period on equity securities still held at the reporting date	$(13)	$(11)

We recorded adjustments to the carrying value of our non-marketable equity securities measured using the measurement alternative as follows (in millions):

	July 25, 2020	July 27, 2019
Adjustments to non-marketable equity securities measured using the measurement alternative:
Upward adjustments	$28	$26
Downward adjustments, including impairments	(41)	(57)
Net adjustments	$(13)	$(31)
As of July 25, 2020 and July 27, 2019, we held equity interests in certain private equity funds of $0.7 billion and $0.6 billion, respectively, which are accounted for under the NAV practical expedient.

(c)	Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of July 25, 2020, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of July 25, 2020, the carrying value of our investments in privately held companies was $1.3 billion. $0.7 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.3 billion related to these privately held investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these privately held investments.

11.	Fair Value

(a)	Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 25, 2020				JULY 27, 2019
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$10,024	$—	$—	$10,024	$10,083	$—	$10,083
Corporate debt securities	—	8	—	8	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	2,685	—	2,685	—	808	808
U.S. government agency securities	—	110	—	110	—	169	169
Corporate debt securities	—	11,877	—	11,877	—	19,262	19,262
U.S. agency mortgage-backed securities	—	2,035	—	2,035	—	1,421	1,421
Commercial paper	—	727	—	727	—	—	—
Certificates of deposit	—	176	—	176	—	—	—
Equity investments:
Marketable equity securities	—	—	—	—	3	—	3
Derivative assets	—	190	1	191	—	89	89
Total	$10,024	$17,808	$1	$27,833	$10,086	$21,749	$31,835
Liabilities:
Derivative liabilities	$—	$10	$—	$10	$—	$15	$15
Total	$—	$10	$—	$10	$—	$15	$15

Level 1 marketable equity securities are determined by using quoted prices in active markets for identical assets. Level 2 available-for-sale debt investments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. Our derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models that use observable market inputs. We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. Level 3 assets include certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that we could not corroborate with market data.

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
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales and operating expenses as applicable. The remaining carrying value of the specific purchased intangible assets that were impaired were zero as of July 25, 2020.
The fair value of property held for sale was measured with the assistance of third-party valuation models, which used discounted cash flow techniques as part of their analysis. The fair value measurement was categorized as Level 3, as significant unobservable inputs were used in the valuation report. The impairment charges as a result of the valuations, which represented the difference between the fair value less cost to sell and the carrying amount of the assets held for sale, were included in restructuring and other charges. We recognized an impairment charge of $65 million during fiscal 2020 and the remaining carrying value of the property held for sale that was impaired was $9 million as of July 25, 2020.

(c)	Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of July 25, 2020 and July 27, 2019 was $4.5 billion and $3.7 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of July 25, 2020 and July 27, 2019, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 25, 2020, the fair value of our senior notes and other long-term debt was $17.4 billion, with a carrying amount of $14.6 billion. This compares to a fair value of $22.1 billion and a carrying amount of $20.5 billion as of July 27, 2019. The fair value of the senior notes and other long-term debt was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.	Borrowings

(a)	Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 25, 2020		July 27, 2019
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$3,005	2.07%	$5,998	3.20%
Commercial paper	—	—	4,193	2.34%
Total short-term debt	$3,005		$10,191

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

(b)	Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 25, 2020		July 27, 2019
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Floating-rate notes:
Three-month LIBOR plus 0.34%	September 20, 2019	$—	—	$500	2.77%
Fixed-rate notes:
1.40%	September 20, 2019	—	—	1,500	1.48%
4.45%	January 15, 2020	—	—	2,500	4.72%
2.45%	June 15, 2020	—	—	1,500	2.54%
2.20%	February 28, 2021	2,500	2.30%	2,500	2.30%
2.90%	March 4, 2021	500	0.94%	500	3.14%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	1.21%	500	3.36%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.06%	1,000	3.25%
3.50%	June 15, 2025	500	1.37%	500	3.52%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		14,500		20,500
Unaccreted discount/issuance costs		(88)		(100)
Hedge accounting fair value adjustments		171		73
Total		$14,583		$20,473

Reported as:
Short-term debt		$3,005		$5,998
Long-term debt		11,578		14,475
Total		$14,583		$20,473

We have entered into interest rate swaps in prior periods with an aggregate notional amount of $2.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (LIBOR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 25, 2020, we were in compliance with all debt covenants.

As of July 25, 2020, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2021	$3,000
2022	2,500
2023	500
2024	1,750
2025	500
Thereafter	6,250
Total	$14,500

(c)	Credit Facility
On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of July 25, 2020, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 25, 2020	July 27, 2019	Balance Sheet Line Item	July 25, 2020	July 27, 2019
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$7	$5	Other current liabilities	$2	$8
Interest rate derivatives	Other current assets	6	—	Other current liabilities	—	1
Interest rate derivatives	Other assets	169	75	Other long-term liabilities	—	—
Total		182	80		2	9
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	8	9	Other current liabilities	8	6
Equity derivatives	Other assets	1	—	Other long-term liabilities	—	—
Total		9	9		8	6
Total		$191	$89		$10	$15

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	July 25, 2020	July 27, 2019	July 25, 2020	July 27, 2019
Short-term debt	$(506)	$(2,000)	$(6)	$—
Long-term debt	$(2,159)	$(2,565)	$(165)	$(73)

See Note 17 for the effects of our cash flow hedging instruments on other comprehensive income (OCI) and the Consolidated Statements of Operations.
The effect on the Consolidated Statements of Operations of derivative instruments designated as fair value and cash flow hedges is summarized as follows (in millions):

	July 25, 2020				July 27, 2019
	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net	Revenue	Cost of sales	Operating expenses	Interest and other income (loss), net
Total amounts presented in the Consolidated Statements of Operations in which the effects of fair value or cash flow hedges are recorded	$49,301	$17,618	$18,063	$350	$51,904	$19,238	$18,447	$352

The effects of fair value and cash flow hedging:
Gains (losses) on fair value hedging relationships:
Interest rate derivatives
Hedged items	—	—	—	(98)	—	—	—	(138)
Derivatives designated as hedging instruments	—	—	—	101	—	—	—	145
Gains (losses) on cash flow hedging relationships:
Foreign currency derivatives
Amount of gains (losses) reclassified from AOCI to income	(1)	—	—	—	2	—	1	—
Total gains (losses)	$(1)	$—	$—	$3	$2	$—	$1	$7

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 25, 2020	July 27, 2019	July 28, 2018
Foreign currency derivatives	Other income (loss), net	$(5)	$(60)	$(24)
Total return swaps—deferred compensation	Operating expenses	24	19	50
	Cost of sales	1	2	4
	Other income (loss), net	(10)	(16)	(11)
Equity derivatives	Other income (loss), net	9	3	(4)
Total		$19	$(52)	$15

The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 25, 2020	July 27, 2019
Derivatives designated as hedging instruments:
Foreign currency derivatives—cash flow hedges	$743	$663
Interest rate derivatives	2,500	4,500
Net investment hedging instruments	331	309
Derivatives not designated as hedging instruments:
Foreign currency derivatives	3,241	2,708
Total return swaps—deferred compensation	580	574
Total	$7,395	$8,754

(b)	Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of July 25, 2020 and July 27, 2019, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $10 million and $13 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of July 25, 2020 and July 27, 2019 was $173 million and $76 million, respectively. Including the effects of collateral, this results in a net derivative asset of $8 million and $2 million as of July 25, 2020 and July 27, 2019, respectively.

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

(a)	Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of July 25, 2020 and July 27, 2019, we had total purchase commitments for inventory of $4.4 billion and $5.0 billion, respectively.
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 25, 2020 and July 27, 2019, the liability for these purchase commitments was $141 million and $129 million, respectively, and was included in other current liabilities. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $139 million, $95 million, and $105 million in fiscal 2020, 2019, and 2018, respectively.

(b)	Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 25, 2020	July 27, 2019	July 28, 2018
Compensation expense related to acquisitions	$214	$313	$203

As of July 25, 2020, we estimated that future cash compensation expense of up to $271 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.3 billion as of each of July 25, 2020 and July 27, 2019.

(c)	Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 25, 2020	July 27, 2019	July 28, 2018
Balance at beginning of fiscal year	$342	$359	$407
Provisions for warranties issued	561	600	582
Adjustments for pre-existing warranties	(8)	(12)	(38)
Settlements	(564)	(603)	(592)
Acquisitions and divestitures	—	(2)	—
Balance at end of fiscal year	$331	$342	$359

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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. During fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic environment. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $26.9 billion, $29.6 billion, and $28.2 billion in fiscal 2020, 2019, and 2018, respectively. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.4 billion as of July 25, 2020 and July 27, 2019, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $9 million, $14 million, and $35 million in fiscal 2020, 2019, and 2018, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at July 25, 2020 and July 27, 2019, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 25, 2020	July 27, 2019
Maximum potential future payments relating to financing guarantees:
Channel partner	$198	$197
End user	9	21
Total	$207	$218
Deferred revenue associated with financing guarantees:
Channel partner	$(19)	$(62)
End user	(9)	(15)
Total	$(28)	$(77)
Total	$179	$141

(e)	Indemnifications
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
We also have been asked to indemnify certain of our service provider customers that have been subject to patent infringement claims asserted by Chanbond, LLC (“Chanbond”) in the United States District Court for the District of Delaware on September 21, 2015. Chanbond alleges that 13 service provider companies, including among others, Comcast Corporation, Charter Communications, Inc. (“Charter”), Time Warner Cable, Inc. (subsequently acquired by Charter), Cox Communications, Inc. (“Cox”), and Cablevision Systems Corporation, infringe three patents by providing high speed cable internet services to their customers utilizing cable modems and cable modem termination systems, consistent with the DOCSIS 3.0 standard, provided by us and other manufacturers generally used in combination with each other. Chanbond seeks monetary damages. On July 15, 2020, the Court vacated the August 19, 2020 trial date for Chanbond’s case against Cox and has not yet set a new trial date. The other cases against the remaining service provider defendants also have not yet been set for trial. We believe that the service provider defendants have strong non-infringement, invalidity and other defenses. Due to uncertainties surrounding the litigation processes, we are unable to reasonably estimate the ultimate outcome of the cases at this time, but should Chanbond prevail in its cases against the service provider defendants, we do not believe that any potential indemnity liability would be material.
During fiscal 2018, we recorded legal and indemnification settlement charges of $127 million to product cost of sales related to prior indemnification matters resolved in fiscal 2018.
In addition, we have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.
It is not possible to determine the maximum potential amount under these indemnification agreements due to uncertainties in the litigation process, coordination with other suppliers and the defendants in these cases, and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material effect on our operating results, financial position, or cash flows.

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
During the second quarter of fiscal 2020, $0.8 billion of penalty and interest asserted by the Brazilian federal tax authorities against our Brazilian subsidiary on the theory of joint liability was dismissed on its merits. The asserted claims by Brazilian federal tax authorities that remain are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $155 million for the alleged evasion of import and other taxes, $756 million for interest, and $383 million for various penalties, all determined using an exchange rate as of July 25, 2020.
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
Centripetal On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Starting on May 6, 2020 and concluding on June 25, 2020, the District Court conducted a bench trial by videoconference on the claims in the five patents not subject to the IPR Proceedings, including claims in three for which the PTAB declined to institute IPR Proceedings. Centripetal seeks damages, enhanced damages for willful infringement, and broad injunctive relief. While the trial result is uncertain, we believe that a District Court finding of validity and infringement, finding of willfulness, award of damages including any enhancement, and/or entry of injunctive relief are not supported by either the law or the evidence presented at trial. We intend to appeal any adverse outcome to the United States Court of Appeals for the Federal Circuit, and we believe that any relief ultimately awarded would not be material. On April 29, 2020 and April 30, 2020, Centripetal submitted complaints in the District Court of Dusseldorf in Germany against Cisco Systems GmbH and Cisco Systems, Inc., asserting three European patents seeking both injunctive relief and damages. Two of the three European patents are counterparts to two U.S. patents Centripetal asserted against us in the U.S. District Court proceedings, one of which has been invalidated by the PTAB. We are currently assessing the cases filed in Germany. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, however, we are unable to reasonably estimate the ultimate outcome of the cases at this time.
Oyster Optics On November 24, 2016, Oyster Optics, LLC (“Oyster”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas. Oyster alleged that certain Cisco ONS 15454 and NCS 2000 line cards infringe U.S. Patent No. 7,620,327 (“the ‘327 Patent”). Oyster sought monetary damages. Oyster also had filed infringement claims based on the ‘327 Patent against other defendants, including ZTE, Nokia, NEC, Infinera, Huawei, Ciena, Alcatel-Lucent, and Fujitsu, and the District Court consolidated the cases alleging infringement of the ‘327 Patent. Oyster’s cases against some of the defendants were resolved. The District Court vacated the November 4, 2018 trial date set for Oyster’s claims against Cisco and one other remaining defendant, pending resolution of Oyster’s December 6, 2018 appeal of the District Court’s summary judgment ruling dismissing certain of Oyster’s claims. On May 8, 2020, the Federal Circuit affirmed the District Court’s summary judgment ruling. On June 18, 2020, Oyster dismissed its case against us based on the ‘327 Patent with prejudice.
Finjan On January 6, 2017, Finjan, Inc. (“Finjan”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, seeking injunctive relief and damages, including enhanced damages for allegations of willful infringement. Finjan alleges that Cisco’s AMP and ThreatGrid products and the URL rewrite feature of Cisco’s ESA Outbreak Filter product infringe five patents, four of which have expired. Finjan has conceded that they are not entitled to any pre-suit damages, accordingly it seeks approximately three weeks of damages for the alleged infringement of the 8,677,494 and 6,154,844 patents, approximately ten months of damages for the 6,804,780 patent, approximately three years of damages for the 7,647,633 patent, and approximately three-and-a-half years of past damages for the 8,141,154 patent and an ongoing royalty until its expiration on December 12, 2025. The case is currently set for jury trial starting October 19, 2020. While we believe that we have strong non-infringement arguments, that the patents are invalid, that Finjan’s damages theories are not supported by prevailing law and that Finjan will not be able to meet its burden required for injunctive relief, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in the District Court, we believe that any damages ultimately assessed would not be material.
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
We declared and paid cash dividends of $1.42, $1.36 and $1.24 per common share, or $6.0 billion each year, on our outstanding common stock during fiscal 2020, 2019, and 2018, respectively.
Any future dividends will be subject to the approval of our Board of Directors.

(b)	Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 25, 2020, the remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $10.8 billion, with no termination date.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 25, 2020	59	$44.36	$2,619
July 27, 2019	418	$49.22	$20,577
July 28, 2018	432	$40.88	$17,661

There were no stock repurchases pending settlement as of July 25, 2020. There were $40 million and $180 million in stock repurchases that were pending settlement as of July 27, 2019 and July 28, 2018, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to shareholders’ equity.
We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.

(c)	Preferred Stock
Under the terms of our Articles of Incorporation, the Board of Directors may determine the rights, preferences, and terms of our authorized but unissued shares of preferred stock.

16.	Employee Benefit Plans

(a)	Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of July 25, 2020, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of July 25, 2020, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares. The 2005 Plan may be terminated by the Board of Directors at any time and for any reason, and is currently set to terminate at the 2021 Annual Meeting unless re-adopted or extended by the shareholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. For restricted stock units that were awarded with vesting contingent upon the achievement of future financial performance or market-based metrics, the maximum awards that can be achieved upon full vesting of such awards. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 25, 2020, 183 million shares were authorized for future grant under the 2005 Plan.

(b)	Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721.4 million shares of our common stock have been reserved for issuance as of July 25, 2020. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 18 million, 19 million, and 22 million shares under the Employee Stock Purchase Plan in fiscal 2020, 2019, and 2018, respectively. As of July 25, 2020, 141 million shares were available for issuance under the Employee Stock Purchase Plan.

(c)	Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Cost of sales—product	$93	$90	$94
Cost of sales—service	144	130	133
Share-based compensation expense in cost of sales	237	220	227
Research and development	592	540	538
Sales and marketing	500	519	555
General and administrative	215	250	246
Restructuring and other charges	25	62	33
Share-based compensation expense in operating expenses	1,332	1,371	1,372
Total share-based compensation expense	$1,569	$1,591	$1,599
Income tax benefit for share-based compensation	$452	$542	$558

As of July 25, 2020, the total compensation cost related to unvested share-based awards not yet recognized was $3.9 billion, which is expected to be recognized over approximately 2.7 years on a weighted-average basis.

(d)	Restricted Stock and Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 29, 2017	141	$26.94
Granted	46	35.62
Assumed from acquisitions	1	28.26
Vested	(53)	26.02	$1,909
Canceled/forfeited/other	(16)	28.37
UNVESTED BALANCE AT JULY 28, 2018	119	30.56
Granted	45	47.71
Vested	(50)	29.25	$2,446
Canceled/forfeited/other	(14)	32.01
UNVESTED BALANCE AT JULY 27, 2019	100	38.66
Granted	49	42.61
Vested	(44)	35.20	$2,045
Canceled/forfeited/other	(9)	40.45
UNVESTED BALANCE AT JULY 25, 2020	96	$42.03

(e)	Valuation of Employee Share-Based Awards
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

	RESTRICTED STOCK UNITS
Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Number of shares granted (in millions)	47	43	43
Grant date fair value per share	$42.68	$47.75	$35.81
Weighted-average assumptions/inputs:
Expected dividend yield	3.1%	2.7%	3.2%
Range of risk-free interest rates	0.0% – 2.0%	0.0% – 2.9%	0.0% – 2.7%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Number of shares granted (in millions)	2	2	3
Grant date fair value per share	$41.91	$47.00	$32.69
Weighted-average assumptions/inputs:
Expected dividend yield	2.8%	2.8%	3.5%
Range of risk-free interest rates	1.7% – 2.0%	2.1% – 3.0%	1.0% – 2.7%
Range of expected volatilities for index	13.7% - 69.0%	13.0% - 65.2%	12.5% – 82.8%

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
The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Weighted-average assumptions:
Expected volatility	22.2%	20.4%	22.1%
Risk-free interest rate	1.8%	1.9%	1.3%
Expected dividend	3.0%	3.0%	3.1%
Expected life (in years)	1.3	1.3	1.3
Weighted-average estimated grant date fair value per share	$10.20	$9.06	$7.48

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

(f)	Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $12,825 for the 2020 calendar year due to the $285,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $295 million, $283 million, and $269 million in fiscal 2020, 2019, and 2018, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2020, 2019, and 2018.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.

(g)	Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2020 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2020. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $704 million and $678 million as of July 25, 2020 and July 27, 2019, respectively, and was recorded primarily in other long-term liabilities.

17.	Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), excluding noncontrolling interest, are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2017	$373	$32	$(359)	$46
Other comprehensive income (loss) before reclassifications	(543)	21	(159)	(681)
(Gains) losses reclassified out of AOCI	(287)	(68)	7	(348)
Tax benefit (expense)	93	4	(8)	89
Total change for the period	(737)	(43)	(160)	(940)
Effect of adoption of accounting standard	54	—	(9)	45
BALANCE AT JULY 28, 2018	(310)	(11)	(528)	(849)
Other comprehensive income (loss) before reclassifications	560	—	(267)	293
(Gains) losses reclassified out of AOCI	13	(3)	2	12
Tax benefit (expense)	(95)	—	15	(80)
Total change for the period	478	(3)	(250)	225
Effect of adoption of accounting standard	(168)	—	—	(168)
BALANCE AT JULY 27, 2019	—	(14)	(778)	(792)
Other comprehensive income (loss) before reclassifications	420	7	(51)	376
(Gains) losses reclassified out of AOCI	(42)	1	6	(35)
Tax benefit (expense)	(63)	—	(5)	(68)
BALANCE AT JULY 25, 2020	$315	$(6)	$(828)	$(519)

The net gains (losses) reclassified out of AOCI into the Consolidated Statements of Operations, with line item location, during each period were as follows (in millions):

	July 25, 2020	July 27, 2019	July 28, 2018
Comprehensive Income Components	Income Before Taxes			Line Item in Statements of Operations
Net unrealized gains and losses on available-for-sale investments	$42	$(13)	$287	Other income (loss), net

Net unrealized gains and losses on cash flow hedging instruments
Foreign currency derivatives	(1)	2	—	Revenue
Foreign currency derivatives	—	—	16	Cost of sales
Foreign currency derivatives	—	1	52	Operating expenses
	(1)	3	68

Cumulative translation adjustment and actuarial gains and losses	—	—	(7)	Operating expenses
Cumulative translation adjustment and actuarial gains and losses	(6)	(2)	—	Other income (loss), net

Total amounts reclassified out of AOCI	$35	$(12)	$348

18.	Income Taxes

(a)	Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Federal:
Current	$1,101	$1,760	$9,900
Deferred	(374)	(84)	1,156
	727	1,676	11,056
State:
Current	264	302	340
Deferred	287	(2)	(232)
	551	300	108
Foreign:
Current	1,429	1,238	1,789
Deferred	49	(264)	(24)
	1,478	974	1,765
Total	$2,756	$2,950	$12,929

Income before provision for income taxes consists of the following (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
United States	$7,534	$7,611	$3,765
International	6,436	6,960	9,274
Total	$13,970	$14,571	$13,039

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Federal statutory rate	21.0%	21.0%	27.0%
Effect of:
State taxes, net of federal tax benefit	3.5	2.0	0.6
Foreign income at other than U.S. rates	(1.5)	(4.5)	(5.2)
Tax credits	(0.9)	(1.7)	(2.5)
Foreign-derived intangible income deduction	(2.6)	(1.3)	—
Domestic manufacturing deduction	—	—	(0.5)
Stock-based compensation	(0.1)	(0.6)	(0.1)
Impact of the Tax Act	—	6.1	80.1
Other, net	0.3	(0.8)	(0.2)
Total	19.7%	20.2%	99.2%
During fiscal 2018 and 2019, we recorded a total tax charge as a result of the Tax Act of $11.3 billion, consisting of $9.0 billion of tax expense for the U.S. transition tax on accumulated earnings of foreign subsidiaries, $1.2 billion of foreign withholding tax and $1.1 billion of tax expense for DTA re-measurement.
During fiscal 2020, the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to the audit of our federal income tax returns for the fiscal year ended July 30, 2011 through July 27, 2013. As a result of the settlement, we recognized a net benefit to the provision for income taxes of $102 million, which included a reduction in interest expense of $4 million. We are no longer subject to U.S. federal tax audit through fiscal 2013.
Foreign taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $6.8 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2020. We intend to reinvest these earnings indefinitely in such foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we could be subject to additional foreign taxes. The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $706 million.
As a result of certain employment and capital investment actions, our income in certain foreign countries was subject to reduced tax rates. The tax incentives expired at the end of fiscal 2019. As of the end of fiscal 2019 and 2018, the gross income tax benefits attributable to tax incentives were estimated to be $0.3 billion and $0.9 billion ($0.08 and $0.19 per diluted share) for the respective years. The gross income tax benefits were partially offset by accruals of U.S. income taxes on foreign earnings.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Beginning balance	$1,925	$2,000	$1,973
Additions based on tax positions related to the current year	188	185	251
Additions for tax positions of prior years	554	84	84
Reductions for tax positions of prior years	(136)	(283)	(129)
Settlements	(4)	(38)	(124)
Lapse of statute of limitations	(9)	(23)	(55)
Ending balance	$2,518	$1,925	$2,000

As of July 25, 2020, $2.2 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2020, we recognized $104 million of net interest expense and increased our unrecognized tax benefits for prior year tax positions by $554 million to reflect expected settlement positions in on-going U.S. federal, state, and foreign income tax return examinations. We recognized net interest expense of $30 million and $10 million, respectively, during fiscal 2019 and 2018. Our net penalty expense for fiscal 2020, 2019 and 2018 was not material. Our total accrual for interest and penalties was $340 million, $220 million, and $180 million as of the end of fiscal 2020, 2019, and 2018, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2013. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 1999 and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 25, 2020 could be reduced by $150 million in the next 12 months.

(b)	Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 25, 2020	July 27, 2019
Deferred tax assets	$3,990	$4,065
Deferred tax liabilities	(81)	(95)
Total net deferred tax assets	$3,909	$3,970

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 25, 2020	July 27, 2019
ASSETS
Allowance for doubtful accounts and returns	$110	$127
Sales-type and direct-financing leases	179	176
Inventory write-downs and capitalization	350	409
Deferred foreign income	253	—
IPR&D, goodwill, and purchased intangible assets	1,289	1,427
Deferred revenue	1,182	1,150
Credits and net operating loss carryforwards	1,105	1,241
Share-based compensation expense	135	164
Accrued compensation	353	342
Lease liabilities	240	—
Other	571	419
Gross deferred tax assets	5,767	5,455
Valuation allowance	(700)	(457)
Total deferred tax assets	5,067	4,998
LIABILITIES
Purchased intangible assets	(577)	(705)
Depreciation	(179)	(141)
Unrealized gains on investments	(119)	(70)
ROU lease assets	(222)	—
Other	(61)	(112)
Total deferred tax liabilities	(1,158)	(1,028)
Total net deferred tax assets	$3,909	$3,970
As of July 25, 2020, our federal, state, and foreign net operating loss carryforwards for income tax purposes were $405 million, $1.2 billion, and $644 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal net operating loss carryforwards will begin to expire in fiscal 2022, and the state and foreign net operating loss carryforwards will begin to expire in fiscal 2021. We have provided a valuation allowance of $98 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.
As of July 25, 2020, our federal, state, and foreign tax credit carryforwards for income tax purposes were approximately $10 million, $1.2 billion, and $5 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2021. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $541 million for deferred tax assets related to state and foreign tax credits that are not expected to be realized.

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

Summarized financial information by segment for fiscal 2020, 2019, and 2018, based on our internal management system and as utilized by our Chief Operating Decision Maker (CODM), is as follows (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Revenue:
Americas	$29,291	$30,927	$29,070
EMEA	12,659	13,100	12,425
APJC	7,352	7,877	7,834
Total	$49,301	$51,904	$49,330
Gross margin:
Americas	$19,547	$20,338	$18,792
EMEA	8,304	8,457	7,945
APJC	4,688	4,683	4,726
Segment total	32,538	33,479	31,463
Unallocated corporate items	(855)	(813)	(857)
Total	$31,683	$32,666	$30,606

Amounts may not sum due to rounding.
Revenue in the United States was $26.1 billion, $27.4 billion, and $25.5 billion for fiscal 2020, 2019, and 2018, respectively.

(b)	Revenue for Groups of Similar Products and Services
We design, manufacture, and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Revenue:
Infrastructure Platforms	$27,122	$30,099	$28,286
Applications	5,568	5,803	5,036
Security	3,154	2,821	2,388
Other Products	135	281	999
Total Product	35,978	39,005	36,709
Services	13,323	12,899	12,621
Total (1)	$49,301	$51,904	$49,330

(1) Includes SPVSS business revenue of $168 million and $903 million for fiscal 2019 and 2018, respectively.
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior years to conform to the current year’s presentation.

(c)	Additional Segment Information
The majority of our assets as of July 25, 2020 and July 27, 2019 were attributable to our U.S. operations. In fiscal 2020, 2019, and 2018, no single customer accounted for 10% or more of revenue.
Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease right-of-use assets information for geographic areas (in millions):

	July 25, 2020	July 27, 2019	July 28, 2018
Long-lived assets:
United States	$2,328	$2,266	$2,487
International	1,046	523	519
Total	$3,374	$2,789	$3,006

20.	Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 25, 2020	July 27, 2019	July 28, 2018
Net income	$11,214	$11,621	$110
Weighted-average shares—basic	4,236	4,419	4,837
Effect of dilutive potential common shares	18	34	44
Weighted-average shares—diluted	4,254	4,453	4,881
Net income per share—basic	$2.65	$2.63	$0.02
Net income per share—diluted	$2.64	$2.61	$0.02
Antidilutive employee share-based awards, excluded	76	55	61

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

Supplementary Financial Data (Unaudited)
(in millions, except per-share amounts)

Quarters Ended	July 25, 2020	April 25, 2020	January 25, 2020	October 26, 2019
Revenue	$12,154	$11,983	$12,005	$13,159
Gross margin	$7,684	$7,771	$7,764	$8,464
Operating income	$3,247	$3,414	$3,380	$3,579
Net income	$2,636	$2,774	$2,878	$2,926
Net income per share - basic	$0.62	$0.66	$0.68	$0.69
Net income per share - diluted	$0.62	$0.65	$0.68	$0.68
Cash dividends declared per common share	$0.36	$0.36	$0.35	$0.35
Cash and cash equivalents and investments	$29,419	$28,574	$27,062	$28,035

Quarters Ended	July 27, 2019 (1)	April 27, 2019	January 26, 2019	October 27, 2018
Revenue	$13,428	$12,958	$12,446	$13,072
Gross margin	$8,574	$8,173	$7,773	$8,146
Operating income	$3,690	$3,513	$3,211	$3,805
Net income	$2,206	$3,044	$2,822	$3,549
Net income per share - basic	$0.52	$0.70	$0.63	$0.78
Net income per share - diluted	$0.51	$0.69	$0.63	$0.77
Cash dividends declared per common share	$0.35	$0.35	$0.33	$0.33
Cash and cash equivalents and investments	$33,413	$34,643	$40,383	$42,593

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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 58 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 56 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our directors and nominees is included under the captions “Proposal No. 1 — Election of Directors,” “Business Experience and Qualifications of Nominees” and “Board Meetings and Committees” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
The information required by this item regarding our Audit Committee is included under the caption “Board Meetings and Committees” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.
Pursuant to General Instruction G(3) of Form 10-K, the information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I of this report.
With regard to the information required by this item regarding compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and such disclosure, if any, is incorporated herein by reference.
We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics is entitled “Financial Officer Code of Ethics: Additional Ethics Obligations for All Finance Employees” and can be found at the “Financial Officer Code of Ethics” link in the Corporate Governance section of Cisco’s Investor Relations website at investor.cisco.com.
We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on our investor relations website

Item 11.	Executive Compensation
The information required by this item relating to executive compensation is included under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Grants of Plan-Based Awards—Fiscal 2020,” “Outstanding Equity Awards at 2020 Fiscal Year End,” “Option Exercises and Stock Vested — Fiscal 2020,” “Nonqualified Deferred Compensation — Fiscal 2020,” “Potential Payments upon Termination or Change in Control,” “Potential Payments — Accelerated Equity Awards,” and “CEO Pay Ratio” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities,” and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Proposal No. 3 — Approval of the Amendment and Restatement of the 2005 Stock Incentive Plan,” in each case in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Transactions with Related Persons,” and the information required by this item relating to director independence is included under the caption “Independent Directors,” in each case in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The information required by this item is included under the captions “Proposal No. 5 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement related to the 2020 Annual Meeting of Shareholders, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Financial Statements
See the “Index to Consolidated Financial Statements” on page 55 of this report.

2.	Financial Statement Schedule
See “Schedule II—Valuation and Qualifying Accounts” (below) within Item 15 of this report.

3.	Exhibits
See the “Index to Exhibits” beginning on page 107 of this report.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	July 25, 2020	July 27, 2019	July 28, 2018
Allowance for Doubtful Accounts:
Balance at beginning of fiscal year	$136	$129	$211
Provisions (benefits)	55	56	(45)
Recoveries (write-offs), net	(48)	(50)	(37)
Foreign exchange and other	—	1	—
Balance at end of fiscal year	$143	$136	$129

Allowance for Financing Receivables:
Balance at beginning of fiscal year	$126	$205	$295
Provisions (benefits)	38	(16)	(89)
Recoveries (write-offs), net	(22)	(42)	(6)
Foreign exchange and other	(4)	(21)	5
Balance at end of fiscal year	$138	$126	$205

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$457	$374	$244
Additions	279	112	163
Deductions	(29)	(20)	(7)
Write-offs	(7)	(8)	(26)
Foreign exchange and other	—	(1)	—
Balance at end of fiscal year	$700	$457	$374

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Articles of Incorporation of Cisco Systems, Inc., as currently in effect	S-3	333-56004	4.1	2/21/2001
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	7/29/2016
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.5	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.6	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
4.7	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.8	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016
4.9	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.10	Description of Registrant's Securities					X
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	8-K	000-18225	10.1	12/13/2018
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	000-18225	10.2	2/19/2019
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Executive Officer Indemnification Agreement	10-K	000-18225	10.7	9/20/2004
10.6*	Form of Director Indemnification Agreement	10-K	000-18225	10.8	9/20/2004
10.7	Credit Agreement dated as of May 15, 2020, by and among Cisco Systems, Inc. and Lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender and an L/C issuer	10-Q	000-18225	10.1	5/18/2020
10.8	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011
10.9	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 109 of this Annual Report on Form 10-K)					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2020	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chairman and Chief Executive Officer	September 3, 2020
Charles H. Robbins	(Principal Executive Officer)

/S/ KELLY A. KRAMER	Executive Vice President and Chief Financial Officer	September 3, 2020
Kelly A. Kramer	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President, Corporate Controller and	September 3, 2020
Prat S. Bhatt	Chief Accounting Officer
(Principal Accounting Officer)

Signature	Title	Date

/S/ M. MICHELE BURNS	Director	September 3, 2020
M. Michele Burns

/S/ WESLEY G. BUSH	Director	September 3, 2020
Wesley G. Bush

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 3, 2020
Michael D. Capellas

/S/ MARK GARRETT	Director	September 3, 2020
Mark Garrett

/S/ KRISTINA M. JOHNSON	Director	September 3, 2020
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 3, 2020
Roderick C. McGeary

/S/ ARUN SARIN	Director	September 3, 2020
Arun Sarin

/S/ BRENTON L. SAUNDERS	Director	September 3, 2020
Brenton L. Saunders

/S/ LISA T. SU	Director	September 3, 2020
Dr. Lisa T. Su