Form 10-Q
period 2020-10-24
CISCO SYSTEMS, INC.
filed 2020-11-17
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 24, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 12, 2020: 4,225,514,401
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 24, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 24, 2020	July 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,822	$11,809
Investments	19,190	17,610
Accounts receivable, net of allowance for doubtful accounts of $125 at October 24, 2020 and $143 at July 25, 2020	3,980	5,472
Inventories	1,303	1,282
Financing receivables, net	5,105	5,051
Other current assets	2,589	2,349
Total current assets	42,989	43,573
Property and equipment, net	2,412	2,453
Financing receivables, net	5,516	5,714
Goodwill	34,535	33,806
Purchased intangible assets, net	1,581	1,576
Deferred tax assets	4,138	3,990
Other assets	3,832	3,741
TOTAL ASSETS	$95,003	$94,853
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,002	$3,005
Accounts payable	2,294	2,218
Income taxes payable	810	839
Accrued compensation	2,978	3,122
Deferred revenue	11,271	11,406
Other current liabilities	4,636	4,741
Total current liabilities	26,991	25,331
Long-term debt	9,564	11,578
Income taxes payable	8,786	8,837
Deferred revenue	9,202	9,040
Other long-term liabilities	2,303	2,147
Total liabilities	56,846	56,933
Commitments and contingencies (Note 14)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,222 and 4,237 shares issued and outstanding at October 24, 2020 and July 25, 2020, respectively	41,360	41,202
Accumulated deficit	(2,756)	(2,763)
Accumulated other comprehensive loss	(447)	(519)
Total equity	38,157	37,920
TOTAL LIABILITIES AND EQUITY	$95,003	$94,853
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 24, 2020	October 26, 2019
REVENUE:
Product	$8,587	$9,878
Service	3,342	3,281
Total revenue	11,929	13,159
COST OF SALES:
Product	3,206	3,524
Service	1,142	1,171
Total cost of sales	4,348	4,695
GROSS MARGIN	7,581	8,464
OPERATING EXPENSES:
Research and development	1,612	1,666
Sales and marketing	2,217	2,480
General and administrative	544	519
Amortization of purchased intangible assets	36	36
Restructuring and other charges	602	184
Total operating expenses	5,011	4,885
OPERATING INCOME	2,570	3,579
Interest income	174	273
Interest expense	(112)	(178)
Other income (loss), net	49	12
Interest and other income (loss), net	111	107
INCOME BEFORE PROVISION FOR INCOME TAXES	2,681	3,686
Provision for income taxes	507	760
NET INCOME	$2,174	$2,926

Net income per share:
Basic	$0.51	$0.69
Diluted	$0.51	$0.68
Shares used in per-share calculation:
Basic	4,230	4,246
Diluted	4,244	4,273
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 24, 2020	October 26, 2019
Net income	$2,174	$2,926
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $17 and $(14) for the first quarter of fiscal 2021 and 2020, respectively	(24)	73
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $5 for each of the first quarter of fiscal 2021 and 2020	(10)	(5)
	(34)	68
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0 and $1 for the first quarter of fiscal 2021 and 2020, respectively	(2)	—
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $1 and $0 for the first quarter of fiscal 2021 and 2020, respectively	(1)	—
	(3)	—
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(1) and $0 for the first quarter of fiscal 2021 and 2020, respectively	109	(91)
Other comprehensive income (loss)	72	(23)
Comprehensive income	$2,246	$2,903
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 24, 2020	October 26, 2019
Cash flows from operating activities:
Net income	$2,174	$2,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	451	461
Share-based compensation expense	438	395
Provision for receivables	13	50
Deferred income taxes	(120)	81
(Gains) losses on divestitures, investments and other, net	(59)	(8)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,526	515
Inventories	(21)	34
Financing receivables	167	146
Other assets	(259)	59
Accounts payable	73	(45)
Income taxes, net	(84)	(330)
Accrued compensation	(165)	(473)
Deferred revenue	(45)	158
Other liabilities	7	(382)
Net cash provided by operating activities	4,096	3,587
Cash flows from investing activities:
Purchases of investments	(3,756)	(2,028)
Proceeds from sales of investments	657	2,342
Proceeds from maturities of investments	1,425	1,966
Acquisitions and divestitures	(830)	(163)
Purchases of investments in privately held companies	(68)	(54)
Return of investments in privately held companies	29	57
Acquisition of property and equipment	(171)	(202)
Proceeds from sales of property and equipment	4	4
Net cash (used in) provided by investing activities	(2,710)	1,922
Cash flows from financing activities:
Issuances of common stock	1	2
Repurchases of common stock—repurchase program	(800)	(784)
Shares repurchased for tax withholdings on vesting of restricted stock units	(89)	(194)
Short-term borrowings, original maturities of 90 days or less, net	—	(3,470)
Repayments of debt	—	(2,720)
Dividends paid	(1,520)	(1,486)
Other	35	(16)
Net cash used in financing activities	(2,373)	(8,668)
Net decrease in cash, cash equivalents, and restricted cash	(987)	(3,159)
Cash, cash equivalents, and restricted cash, beginning of period	11,812	11,772
Cash, cash equivalents, and restricted cash, end of period	$10,825	$8,613

Supplemental cash flow information:
Cash paid for interest	$160	$204
Cash paid for income taxes, net	$710	$1,009

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 24, 2020	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			2,174		2,174
Other comprehensive income				72	72
Issuance of common stock	7	1			1
Repurchase of common stock	(20)	(192)	(608)		(800)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(89)			(89)
Cash dividends declared ($0.36 per common share)			(1,521)		(1,521)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		438			438
BALANCE AT OCTOBER 24, 2020	4,222	$41,360	$(2,756)	$(447)	$38,157

Three Months Ended October 26, 2019	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 27, 2019	4,250	$40,266	$(5,903)	$(792)	$33,571
Net income			2,926		2,926
Other comprehensive loss				(23)	(23)
Issuance of common stock	11	2			2
Repurchase of common stock	(16)	(148)	(620)		(768)
Shares repurchased for tax withholdings on vesting of restricted stock units	(4)	(194)			(194)
Cash dividends declared ($0.35 per common share)			(1,486)		(1,486)
Share-based compensation		395			395
BALANCE AT OCTOBER 26, 2019	4,241	$40,321	$(5,083)	$(815)	$34,423

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2021 is a 53-week fiscal year and fiscal 2020 was a 52-week fiscal year. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 24, 2020 and for the first quarter of fiscal 2021 and 2020, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2020 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2020.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 24, 2020, the results of operations, the statements of comprehensive income (loss), the statements of cash flows and the statements of equity for the first quarter of fiscal 2021 and 2020, as applicable, have been made. The results of operations for the first quarter of fiscal 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

2.Recent Accounting Pronouncements
(a)New Accounting Updates Recently Adopted
Credit Losses of Financial Instruments In June 2016, the FASB issued an accounting standard update that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. We adopted this standard at the beginning of our first quarter of fiscal 2021, applied it at the beginning of the period of adoption and did not restate prior periods. The standard primarily impacts our financial assets measured at amortized cost and available-for-sale debt securities. The standard did not have a material impact on our consolidated financial statements upon adoption.
Our significant accounting policies have been updated as a result of adopting this standard are as follows:
Allowance for Accounts Receivable, Contract Assets and Financing Receivables We estimate our allowances for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. When assessing for credit losses, we determine collectibility by pooling our assets with similar characteristics.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The allowances for credit losses are each measured on a collective basis when similar risk characteristics exist. Our internal credit risk ratings are categorized as 1 through 10, with the lowest credit risk rating representing the highest quality. Our assets within each internal credit risk rating share similar risk characteristics and therefore are assessed as one portfolio segment for credit loss. Assets that do not share risk characteristics are evaluated on an individual basis. The allowances for credit losses are each measured by multiplying the exposure probability of default, the probability the asset will default within a given time frame, by the loss given default rate, the percentage of the asset not expected to be collected due to default, based on the pool of assets.
Probability of default rates are published quarterly by third-party credit agencies. Adjustments to our internal credit risk ratings may take into account including, but not limited to, various customer-specific factors, the potential sovereign risk of the geographic locations in which the customer is operating and macroeconomic conditions. These factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.
Available-for-Sale Debt Investments For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive income (OCI).

3.Revenue
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of October 24, 2020 and July 25, 2020 was $81 million and $79 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(a)Disaggregation of Revenue
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

	Three Months Ended
	October 24, 2020	October 26, 2019
Revenue:
Infrastructure Platforms	$6,341	$7,553
Applications	1,380	1,499
Security	861	816
Other Products	5	11
Total Product	8,587	9,878
Services	3,342	3,281
Total	$11,929	$13,159
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior period to conform to the current year presentation.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(b)Contract Balances
Accounts receivable, net was $4.0 billion as of October 24, 2020 compared to $5.5 billion as of July 25, 2020, as reported on the Consolidated Balance Sheet.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $1.2 billion as of October 24, 2020 and July 25, 2020, and were included in other current assets and other assets.
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

October 24, 2020
1 to 4	$442
5 to 6	737
7 and Higher	119
Total	$1,298
Contract liabilities consist of deferred revenue. Deferred revenue was $20.5 billion as of October 24, 2020 compared to $20.4 billion as of July 25, 2020. We recognized approximately $3.9 billion of revenue during the first quarter of fiscal 2021, that was included in the deferred revenue balance at July 25, 2020.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $771 million and $732 million as of October 24, 2020 and July 25, 2020, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $123 million and $116 million for the first quarter of fiscal 2021 and 2020, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.Acquisitions and Divestitures
We completed three acquisitions during the first quarter of fiscal 2021. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (three in total)	$878	$2	$210	$666
The total purchase consideration related to our acquisitions completed during the first quarter of fiscal 2021 consisted of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $34 million. Total transaction costs related to acquisition and divestiture activities were $4 million and $5 million for the first quarter of fiscal 2021 and 2020, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first quarter of fiscal 2021 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first quarter of fiscal 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 24, 2020 and during the first quarter of fiscal 2021 (in millions):

	Balance at July 25, 2020	Acquisitions	Foreign Currency Translation and Other	Balance at October 24, 2020
Americas	$21,304	$393	$40	$21,737
EMEA	8,040	183	15	8,238
APJC	4,462	90	8	4,560
Total	$33,806	$666	$63	$34,535
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2021 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (three in total)	3.9	$162	4.0	$42	2.0	$6	—	$210
The following tables present details of our purchased intangible assets (in millions):

October 24, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,086	$(2,104)	$982
Customer relationships	797	(393)	404
Other	14	(5)	9
Total purchased intangible assets with finite lives	3,897	(2,502)	1,395
In-process research and development, with indefinite lives	186	—	186
Total	$4,083	$(2,502)	$1,581

July 25, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,298	$(2,336)	$962
Customer relationships	760	(365)	395
Other	26	(20)	6
Total purchased intangible assets with finite lives	4,084	(2,721)	1,363
In-process research and development, with indefinite lives	213	—	213
Total	$4,297	$(2,721)	$1,576
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Amortization of purchased intangible assets:
Cost of sales	$170	$166
Operating expenses	36	36
Total	$206	$202
The estimated future amortization expense of purchased intangible assets with finite lives as of October 24, 2020 is as follows (in millions):

Fiscal Year	Amount
2021 (remaining nine months)	$487
2022	$431
2023	$286
2024	$170
2025	$15
Thereafter	$6

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.Restructuring and Other Charges
We initiated a restructuring plan in the first quarter of fiscal 2021 (the “Fiscal 2021 Plan”), which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with the Fiscal 2021 Plan, we incurred charges of $602 million for the first quarter of fiscal 2021.
We initiated a restructuring plan in fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. In connection with the Fiscal 2020 Plan, we have incurred cumulative charges of $255 million.
The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect to substantially complete both plans in fiscal 2021.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$58	$14	$—	$—	$72
Charges	—	—	590	12	602
Cash payments	(58)	—	(272)	—	(330)
Non-cash items	—	—	—	(11)	(11)
Liability as of October 24, 2020	$—	$14	$318	$1	$333

	FISCAL 2018 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 27, 2019	$22	$11	$33
Charges	175	9	184
Cash payments	(154)	(1)	(155)
Non-cash items	—	(15)	(15)
Liability as of October 26, 2019	$43	$4	$47

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):

	October 24, 2020	July 25, 2020
Cash and cash equivalents	$10,822	$11,809
Restricted cash included in other current assets	3	—
Restricted cash included in other assets	—	3
Total cash, cash equivalents, and restricted cash	$10,825	$11,812

Inventories:
Raw materials	$380	$456
Work in process	19	25
Finished goods:
Deferred cost of sales	54	59
Manufactured finished goods	646	542
Total finished goods	700	601
Service-related spares	191	184
Demonstration systems	13	16
Total	$1,303	$1,282
Our provision for inventory was $29 million and $18 million for the first quarter of fiscal 2021 and 2020, respectively.

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,273	$4,252
Computer equipment and related software	872	875
Production, engineering, and other equipment	5,157	5,163
Operating lease assets	338	337
Furniture, fixtures and other	385	387
Total gross property and equipment	11,025	11,014
Less: accumulated depreciation and amortization	(8,613)	(8,561)
Total	$2,412	$2,453

Deferred revenue:
Product	$8,139	$7,895
Service	12,334	12,551
Total	$20,473	$20,446
Reported as:
Current	$11,271	$11,406
Noncurrent	9,202	9,040
Total	$20,473	$20,446

Remaining Performance Obligations:
Product	$11,340	$11,261
Service	16,129	17,093
Total	$27,469	$28,354
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of October 24, 2020, the aggregate amount of RPO was comprised of $20.5 billion of deferred revenue and $7.0 billion of unbilled contract revenue. We expect approximately 53% of this amount of be recognized as revenue over the next year. As of July 25, 2020, the aggregate amount of RPO was comprised of $20.4 billion of deferred revenue and $7.9 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	October 24, 2020	July 25, 2020
Operating lease right-of-use assets	Other assets	$953	$921

Operating lease liabilities	Other current liabilities	$332	$341
Operating lease liabilities	Other long-term liabilities	695	661
Total operating lease liabilities		$1,027	$1,002
The components of our lease expenses were as follows (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Operating lease expense	$98	$113
Short-term lease expense	18	17
Variable lease expense	46	40
Total lease expense	$162	$170
Supplemental information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$105	$104
Right-of-use assets obtained in exchange for operating leases liabilities	$115	$48
The weighted-average lease term was 4.2 years as of each of October 24, 2020 and October 26, 2019. The weighted-average discount rate was 1.3% and 1.9% as of October 24, 2020 and October 26, 2019, respectively.
The maturities of our operating leases (undiscounted) as of October 24, 2020 are as follows (in millions):

Fiscal Year	Amount
2021 (remaining nine months)	$272
2022	269
2023	211
2024	136
2025	81
Thereafter	87
Total lease payments	1,056
Less interest	(29)
Total	$1,027

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $21 million and $26 million for the first quarter of fiscal 2021 and 2020, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of October 24, 2020 are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining nine months)	$670
2022	664
2023	418
2024	202
2025	109
Total	2,063
Less: Present value of lease payments	1,958
Unearned income	$105
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by Cisco and the associated accumulated depreciation are summarized as follows (in millions):

	October 24, 2020	July 25, 2020
Operating lease assets	$338	$337
Accumulated depreciation	(200)	(198)
Operating lease assets, net	$138	$139
Our operating lease income was $43 million and $44 million for the first quarter of fiscal 2021 and 2020, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of October 24, 2020 are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining nine months)	$58
2022	33
2023	12
2024	1
Total	$104

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.Financing Receivables
(a)Financing Receivables
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
A summary of our financing receivables is presented as follows (in millions):

October 24, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,063	$5,954	$2,744	$10,761
Residual value	119	—	—	119
Unearned income	(105)	—	—	(105)
Allowance for credit loss	(46)	(101)	(7)	(154)
Total, net	$2,031	$5,853	$2,737	$10,621
Reported as:
Current	$936	$2,733	$1,436	$5,105
Noncurrent	1,095	3,120	1,301	5,516
Total, net	$2,031	$5,853	$2,737	$10,621

July 25, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,127	$5,937	$2,830	$10,894
Residual value	123	—	—	123
Unearned income	(114)	—	—	(114)
Allowance for credit loss	(48)	(81)	(9)	(138)
Total, net	$2,088	$5,856	$2,821	$10,765
Reported as:
Current	$918	$2,692	$1,441	$5,051
Noncurrent	1,170	3,164	1,380	5,714
Total, net	$2,088	$5,856	$2,821	$10,765

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Credit Quality of Financing Receivables
Gross financing receivables(1) categorized by our internal credit risk rating by period of origination as of October 24, 2020 are summarized as follows (in millions):

		Fiscal Year				Three Months Ended
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	October 24, 2020	Total
Lease Receivables:
1 to 4	$17	$60	$166	$263	$389	$25	$920
5 to 6	17	65	151	300	389	54	976
7 and Higher	4	3	9	21	21	4	62
Total Lease Receivables	$38	$128	$326	$584	$799	$83	$1,958

Loan Receivables:
1 to 4	$30	$170	$458	$858	$1,430	$793	$3,739
5 to 6	16	87	174	456	887	441	2,061
7 and Higher	3	3	9	72	62	5	154
Total Loan Receivables	$49	$260	$641	$1,386	$2,379	$1,239	$5,954

Financed Service Contracts:
1 to 4	$4	$56	$88	$246	$555	$634	$1,583
5 to 6	2	36	73	285	465	267	1,128
7 and Higher	—	—	3	16	13	1	33
Total Financed Service Contracts	$6	$92	$164	$547	$1,033	$902	$2,744
(1) Lease receivables calculated as gross lease receivables, excluding residual value, less unearned income
The following table summarizes our gross receivables categorized by our internal credit risk rating as of July 25, 2020 and was not restated to reflect the impact of adoption of the accounting standards update on Credit Losses on Financial Instruments:

	INTERNAL CREDIT RISK RATING
July 25, 2020	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$992	$952	$69	$2,013
Loan receivables	3,808	1,961	168	5,937
Financed service contracts	1,645	1,153	32	2,830
Total	$6,445	$4,066	$269	$10,780
The following tables present the aging analysis of gross receivables as of October 24, 2020 and July 25, 2020 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 24, 2020	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$45	$21	$103	$169	$1,789	$1,958	$4	$39	$39
Loan receivables	113	32	80	225	5,729	5,954	10	54	54
Financed service contracts	77	34	182	293	2,451	2,744	33	4	4
Total	$235	$87	$365	$687	$9,969	$10,656	$47	$97	$97

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2020	31-60	61-90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$29	$47	$48	$124	$1,889	$2,013	$43	$43
Loan receivables	129	78	78	285	5,652	5,937	65	65
Financed service contracts	69	75	124	268	2,562	2,830	4	4
Total	$227	$200	$250	$677	$10,103	$10,780	$112	$112
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
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended October 24, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(3)	3	(1)	(1)
Other	1	17	(1)	17
Allowance for credit loss as of October 24, 2020	$46	$101	$7	$154

Three months ended October 26, 2019	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	(3)	27	—	24
Recoveries (write-offs), net	—	(16)	—	(16)
Foreign exchange and other	—	(1)	—	(1)
Allowance for credit loss as of October 26, 2019	$43	$81	$9	$133

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 24, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,656	$61	$—	$2,717
U.S. government agency securities	178	—	—	178
Corporate debt securities	11,266	298	(27)	11,537
U.S. agency mortgage-backed securities	2,494	41	(6)	2,529
Commercial paper	1,712	—	—	1,712
Certificates of deposit	517	—	—	517
Total (1)	$18,823	$400	$(33)	$19,190

July 25, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,614	$71	$—	$2,685
U.S. government agency securities	110	—	—	110
Corporate debt securities	11,549	334	(6)	11,877
U.S. agency mortgage-backed securities	1,987	49	(1)	2,035
Commercial paper	727	—	—	727
Certificates of deposit	176	—	—	176
Total	$17,163	$454	$(7)	$17,610
(1) Net unsettled investment sales were $57 million as of October 24, 2020 and were included in other current assets.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Gross realized gains	$15	$12
Gross realized losses	—	(2)
Total	$15	$10
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 24, 2020 and July 25, 2020 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 24, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$144	$—	$—	$—	$144	$—
U.S. government agency securities	65	—	—	—	65	—
Corporate debt securities	1,008	(2)	—	—	1,008	(2)
U.S. agency mortgage-backed securities	1,076	(6)	—	—	1,076	(6)
Certificates of deposit	15	—	—	—	15	—
Total	$2,308	$(8)	$—	$—	$2,308	$(8)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$33	$—	$—	$—	$33	$—
Corporate debt securities	1,060	(6)	3	—	1,063	(6)
U.S. agency mortgage-backed securities	265	(1)	—	—	265	(1)
Total	$1,358	$(7)	$3	$—	$1,361	$(7)
The following table summarizes the maturities of our available-for-sale debt investments as of October 24, 2020 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$7,480	$7,490
After 1 year through 5 years	6,897	7,052
After 5 years through 10 years	1,943	2,109
After 10 years	9	10
Mortgage-backed securities with no single maturity	2,494	2,529
Total	$18,823	$19,190
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
Our net adjustments to non-marketable equity securities measured using the measurement alternative was a net gain of $1 million and a net loss of $1 million for the first quarter of fiscal 2021 and 2020, respectively. We held equity interests in certain private equity funds of $0.7 billion as of each of October 24, 2020 and July 25, 2020, which are accounted for under the NAV practical expedient.
(c)Variable Interest Entities
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 24, 2020, except as disclosed herein, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.4 billion and $1.3 billion as of October 24, 2020 and July 25, 2020, respectively.
Of the total carrying value of our investments in privately held companies as of October 24, 2020, $0.7 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.3 billion related to these privately held investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to these privately held investments.

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

(a)Fair Value Hierarchy
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
(b)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 24, 2020				JULY 25, 2020
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$8,634	$—	$—	$8,634	$10,024	$—	$—	$10,024
Corporate debt securities	—	4	—	4	—	8	—	8
Commercial paper	—	120	—	120	—	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	2,717	—	2,717	—	2,685	—	2,685
U.S. government agency securities	—	178	—	178	—	110	—	110
Corporate debt securities	—	11,537	—	11,537	—	11,877	—	11,877
U.S. agency mortgage-backed securities	—	2,529	—	2,529	—	2,035	—	2,035
Commercial paper	—	1,712	—	1,712	—	727	—	727
Certificates of deposit	—	517	—	517	—	176	—	176
Assets:
Derivative assets	—	179	3	182	—	190	1	191
Total	$8,634	$19,493	$3	$28,130	$10,024	$17,808	$1	$27,833
Liabilities:
Derivative liabilities	$—	$22	$—	$22	$—	$10	$—	$10
Total	$—	$22	$—	$22	$—	$10	$—	$10
Level 1 marketable securities are determined by using quoted prices in active markets for identical assets. Level 2 available-for-sale debt investments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of these assets and liabilities. We use such pricing data as the primary input to make our assessments and determinations as to the ultimate valuation of our investment portfolio and have not made, during the periods presented, any material adjustments to such inputs. We are ultimately responsible for the financial statements and underlying estimates. Our derivative instruments are primarily classified as Level 2, as they are not actively traded and are valued using pricing models

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

that use observable market inputs. We did not have any transfers between Level 1 and Level 2 fair value measurements during the periods presented. Level 3 assets include certain derivative instruments, the values of which are determined based on discounted cash flow models using inputs that we could not corroborate with market data.
(c)Assets Measured at Fair Value on a Nonrecurring Basis
The carrying value of our non-marketable equity securities recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or impairment. These securities are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
(d) Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of October 24, 2020 and July 25, 2020 was $4.4 billion and $4.5 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 24, 2020, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 24, 2020, the fair value of our senior notes was $17.0 billion with a carrying amount of $14.6 billion. This compares to a fair value of $17.4 billion and a carrying amount of $14.6 billion as of July 25, 2020. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 24, 2020		July 25, 2020
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$5,002	2.00%	$3,005	2.07%
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 24, 2020		July 25, 2020
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$2,500	2.30%	$2,500	2.30%
2.90%	March 4, 2021	500	0.91%	500	0.94%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	1.19%	500	1.21%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.03%	1,000	1.06%
3.50%	June 15, 2025	500	1.35%	500	1.37%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		14,500		14,500
Unaccreted discount/issuance costs		(86)		(88)
Hedge accounting fair value adjustments		152		171
Total		$14,566		$14,583

Reported as:
Current portion of long-term debt		$5,002		$3,005
Long-term debt		9,564		11,578
Total		$14,566		$14,583
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 24, 2020, we were in compliance with all debt covenants.
As of October 24, 2020, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining nine months)	$3,000
2022	2,500
2023	500
2024	1,750
2025	500
Thereafter	6,250
Total	$14,500

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of October 24, 2020, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
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

13.Derivative Instruments
(a)Summary of Derivative Instruments
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 24, 2020	July 25, 2020	Balance Sheet Line Item	October 24, 2020	July 25, 2020
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$11	$7	Other current liabilities	$10	$2
Interest rate derivatives	Other current assets	4	6	Other current liabilities	—	—
Interest rate derivatives	Other assets	151	169	Other long-term liabilities	—	—
Total		166	182		10	2
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	13	8	Other current liabilities	11	8
Equity derivatives	Other current assets	—	—	Other current liabilities	1	—
Equity derivatives	Other assets	3	1	Other long-term liabilities	—	—
Total		16	9		12	8
Total		$182	$191		$22	$10

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	October 24, 2020	July 25, 2020	October 24, 2020	July 25, 2020
Short-term debt	$(504)	$(506)	$(4)	$(6)
Long-term debt	$(2,143)	$(2,159)	$(148)	$(165)
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Interest rate derivatives:
Hedged items	$19	$(21)
Derivatives designated as hedging instruments	(20)	22
Total	$(1)	$1
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 24, 2020	October 26, 2019
Foreign currency derivatives	Other income (loss), net	$14	$(7)
Total return swaps—deferred compensation	Operating expenses and other	23	—
Equity derivatives	Other income (loss), net	5	2
Total		$42	$(5)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 24, 2020	July 25, 2020
Foreign currency derivatives	$4,338	$4,315
Interest rate derivatives	2,500	2,500
Total return swaps—deferred compensation	621	580
Total	$7,459	$7,395

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of October 24, 2020 and July 25, 2020, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $20 million and $10 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of October 24, 2020 and July 25, 2020 was $157 million and $173 million, respectively. Including the effects of collateral, this results in a net derivative asset of $3 million and $8 million as of October 24, 2020 and July 25, 2020, respectively.
(c)Foreign Currency Exchange Risk
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
We enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, including long-term customer financings and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances, other current assets, or liabilities denominated in currencies other than the functional currency of the reporting entity.
We hedge certain net investments in our foreign operations with forward contracts to reduce the effects of foreign currency fluctuations on our net investment in those foreign subsidiaries. These derivative instruments generally have maturities of up to six months.
(d)Interest Rate Risk
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
(e)Equity Price Risk
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.Commitments and Contingencies
(a)Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of October 24, 2020 and July 25, 2020, we had total purchase commitments for inventory of $4.2 billion and $4.4 billion, respectively.
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 24, 2020 and July 25, 2020, the liability for these purchase commitments was $157 million and $141 million, respectively, and was included in other current liabilities. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $32 million and $29 million for the first quarter of fiscal 2021 and 2020, respectively.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Compensation expense related to acquisitions	$57	$61
As of October 24, 2020, we estimated that future cash compensation expense of up to $495 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.3 billion as of each of October 24, 2020 and July 25, 2020.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Balance at beginning of period	$331	$342
Provisions for warranties issued	121	140
Adjustments for pre-existing warranties	1	(3)
Settlements	(122)	(149)
Balance at end of period	$331	$330
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

(d)Financing and Other Guarantees
In the ordinary course of business, we provide financing guarantees for various third-party financing arrangements extended to channel partners and end-user customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. During fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.1 billion and $7.6 billion for the first quarter of fiscal 2021 and 2020, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of October 24, 2020 and July 25, 2020, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $5 million for each of the first quarters of fiscal 2021 and 2020.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 24, 2020 and July 25, 2020, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 24, 2020	July 25, 2020
Maximum potential future payments relating to financing guarantees:
Channel partner	$193	$198
End user	8	9
Total	$201	$207
Deferred revenue associated with financing guarantees:
Channel partner	$(25)	$(19)
End user	(8)	(9)
Total	$(33)	$(28)
Total	$168	$179
(e)Indemnifications
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
We also have been asked to indemnify certain of our service provider customers that have been subject to patent infringement claims asserted by Chanbond, LLC (“Chanbond”) in the United States District Court for the District of Delaware on September 21, 2015. Chanbond alleges that 13 service provider companies, including among others, Comcast Corporation, Charter Communications, Inc. (“Charter”), Time Warner Cable, Inc. (subsequently acquired by Charter), Cox Communications, Inc. (“Cox”), and Cablevision Systems Corporation, infringe three patents by providing high speed cable internet services to their customers utilizing cable modems and cable modem termination systems, consistent with the DOCSIS 3.0 standard, provided by us and other manufacturers generally used in combination with each other. Chanbond seeks monetary damages. On October

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13, 2020, the Court set Chanbond’s case against Cox for trial on May 17, 2021. The other cases against the remaining service provider defendants have not yet been set for trial. We believe that the service provider defendants have strong non-infringement, invalidity and other defenses. Due to uncertainties surrounding the litigation processes, we are unable to reasonably estimate the ultimate outcome of the cases at this time, but should Chanbond prevail in its cases against the service provider defendants, we do not believe that any potential indemnity liability would be material.
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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $0.1 billion for the alleged evasion of import and other taxes, $0.7 billion for interest, and $0.4 billion for various penalties, all determined using an exchange rate as of October 24, 2020.
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
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Centripetal has appealed the PTAB’s findings of unpatentability to the United States Court of Appeals for the Federal Circuit. Starting on May 6, 2020 and concluding on June 25, 2020, the District Court conducted a bench trial by videoconference on the claims in the five patents not subject to the IPR Proceedings, including claims in three for which the PTAB declined to institute IPR Proceedings. Centripetal

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

sought damages, enhanced damages for willful infringement, and broad injunctive relief. On October 5, 2020, the District Court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent. The Court awarded Centripetal $1.9 billion, comprised of $755.8 million in damages, $1.1 billion in enhanced damages for willful infringement, and pre-judgment interest in the amount of $13.7 million. The Court declined to issue an injunction but, instead, awarded Centripetal a running royalty against revenue from the products found to infringe for an initial three-year term at a rate of 10%, with a minimum annual royalty of $167.7 million and a maximum annual royalty of $300.1 million, and for a second three-year term at a rate of 5%, with a minimum annual royalty of $83.9 million and a maximum annual royalty of $150.0 million. We believe that the District Court’s findings of validity, infringement, and willful infringement, its award of damages, including enhanced damages, and its award of an ongoing royalty are not supported by either the law or the evidence presented at trial. We intend to appeal the District Court’s judgment as to the four patents found valid and infringed to the United States Court of Appeals for the Federal Circuit, and we believe that any relief ultimately awarded would not be material. On October 28, 2020, by agreement of the parties, the District Court stayed execution of the judgment until after resolution of any appeal in the matter and waived the requirement of any bond or security; accordingly, no money is currently due under the judgment. On April 29, 2020 and April 30, 2020, Centripetal submitted complaints in the District Court of Dusseldorf in Germany against Cisco Systems GmbH and Cisco Systems, Inc., asserting three European patents seeking both injunctive relief and damages. Two of the three European patents are counterparts to two U.S. patents Centripetal asserted against us in the U.S. District Court proceedings, one of which has been invalidated by the PTAB. We are currently assessing the cases filed in Germany and we believe we have strong defenses. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, however, we are unable to reasonably estimate the ultimate outcome of the cases at this time.
Finjan On January 6, 2017, Finjan, Inc. (“Finjan”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, seeking injunctive relief and damages, including enhanced damages for allegations of willful infringement. Finjan alleges that Cisco’s AMP and ThreatGrid products and the URL rewrite feature of Cisco’s ESA Outbreak Filter product infringe five patents, four of which have expired. Finjan has conceded that they are not entitled to any pre-suit damages, accordingly it seeks approximately three weeks of damages for the alleged infringement of the 8,677,494 and 6,154,844 patents, approximately ten months of damages for the 6,804,780 patent, approximately three years of damages for the 7,647,633 patent, and approximately three-and-a-half years of past damages for the 8,141,154 patent and an ongoing royalty until its expiration on December 12, 2025. The case is currently set for jury trial starting January 11, 2021. While we believe that we have strong non-infringement arguments, that the patents are invalid, that Finjan’s damages theories are not supported by prevailing law and that Finjan will not be able to meet its burden required for injunctive relief, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in the District Court, we believe that any damages ultimately assessed would not be material.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three U.S. patents. The case is currently set for a jury trial starting December 4, 2020. While we believe that we have strong non-infringement and invalidity arguments, and that Ramot’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in the District Court, we believe that any damages ultimately assessed would not be material.
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

15.Shareholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.36 and $0.35 per common share, or $1.5 billion, on our outstanding common stock for each of the first quarters of fiscal 2021 and 2020.
Any future dividends will be subject to the approval of our Board of Directors.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 24, 2020, the remaining authorized amount for stock repurchases under this program was approximately $10.0 billion with no termination date. A summary of the stock repurchase activity for the first quarter of fiscal 2021 and fiscal 2020 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2021
October 24, 2020	20	$40.44	$800

Fiscal 2020
July 25, 2020	—	$—	$—
April 25, 2020	25	$39.71	$981
January 25, 2020	18	$46.71	$870
October 26, 2019	16	$48.91	$768
There were no stock repurchases that were pending settlement as of October 24, 2020 and July 25, 2020.
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

16.Employee Benefit Plans
(a)Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of October 24, 2020, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of October 24, 2020, the maximum number of shares issuable under the 2005 Plan over its term was 694 million shares. The 2005 Plan may be terminated by the Board of Directors at any time and for any reason, and is currently set to terminate at the 2021 Annual Meeting unless re-adopted or extended by the shareholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. For restricted stock units that were awarded with vesting contingent upon the achievement of future financial performance or market-based metrics, the maximum awards that can be achieved upon full vesting of such awards. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ratio described above, will become available again for issuance under the 2005 Plan. As of October 24, 2020, 175 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721.4 million shares of our common stock have been reserved for issuance as of October 24, 2020. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the first quarters of fiscal 2021 and 2020. As of October 24, 2020, 141 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Cost of sales—product	$24	$23
Cost of sales—service	41	34
Share-based compensation expense in cost of sales	65	57
Research and development	167	146
Sales and marketing	134	127
General and administrative	61	60
Restructuring and other charges	11	8
Share-based compensation expense in operating expenses	373	341
Total share-based compensation expense	$438	$398
Income tax benefit for share-based compensation	$81	$131
As of October 24, 2020, the total compensation cost related to unvested share-based awards not yet recognized was $3.6 billion which is expected to be recognized over approximately 2.9 years on a weighted-average basis.
(d)Restricted Stock and Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 27, 2019	100	$38.66
Granted	49	42.61
Vested	(44)	35.20	$2,045
Canceled/forfeited/other	(9)	40.45
UNVESTED BALANCE AT JULY 25, 2020	96	42.03
Granted	10	37.16
Vested	(6)	39.95	$264
Canceled/forfeited/other	(4)	39.17
UNVESTED BALANCE AT OCTOBER 24, 2020	96	$41.77

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first quarter of fiscal 2021 and 2020 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(41)	(2)	110	67
(Gains) losses reclassified out of AOCI	(15)	(2)	—	(17)
Tax benefit (expense)	22	1	(1)	22
BALANCE AT OCTOBER 24, 2020	$281	$(9)	$(719)	$(447)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 27, 2019	$—	$(14)	$(778)	$(792)
Other comprehensive income (loss) before reclassifications	87	(1)	(92)	(6)
(Gains) losses reclassified out of AOCI	(10)	—	1	(9)
Tax benefit (expense)	(9)	1	—	(8)
BALANCE AT OCTOBER 26, 2019	$68	$(14)	$(869)	$(815)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019
Income before provision for income taxes	$2,681	$3,686
Provision for income taxes	$507	$760
Effective tax rate	18.9%	20.6%
As of October 24, 2020, we had $2.5 billion of unrecognized tax benefits, of which $2.2 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

19.Segment Information and Major Customers
(a)Revenue and Gross Margin by Segment
We conduct business globally and are primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. Our management makes financial decisions and allocates resources based on the information it receives from our internal management system. Sales are attributed to a segment based on the ordering location of the customer. We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments in this internal management system because management does not include the information in our measurement of the performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, significant litigation settlements and other contingencies, charges related to asset impairments and restructurings, and certain other charges to the gross margin for each segment because management does not include this information in our measurement of the performance of the operating segments.
Summarized financial information by segment for the first quarter of fiscal 2021 and 2020, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Revenue:
Americas	$7,198	$7,977
EMEA	2,964	3,283
APJC	1,767	1,899
Total	$11,929	$13,159
Gross margin:
Americas	$4,847	$5,316
EMEA	1,894	2,166
APJC	1,113	1,194
Segment total	7,853	8,676
Unallocated corporate items	(272)	(212)
Total	$7,581	$8,464
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.5 billion and $7.1 billion for the first quarter of fiscal 2021 and 2020, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Revenue:
Infrastructure Platforms	$6,341	$7,553
Applications	1,380	1,499
Security	861	816
Other Products	5	11
Total Product	8,587	9,878
Services	3,342	3,281
Total	$11,929	$13,159
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior period to conform to the current year presentation.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 24, 2020	October 26, 2019
Net income	$2,174	$2,926
Weighted-average shares—basic	4,230	4,246
Effect of dilutive potential common shares	14	27
Weighted-average shares—diluted	4,244	4,273
Net income per share—basic	$0.51	$0.69
Net income per share—diluted	$0.51	$0.68
Antidilutive employee share-based awards, excluded	35	11
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 24, 2020	October 26, 2019	% Variance
Revenue	$11,929	$13,159	(9)%
Gross margin percentage	63.6%	64.3%	(0.7)	pts
Research and development	$1,612	$1,666	(3)%
Sales and marketing	$2,217	$2,480	(11)%
General and administrative	$544	$519	5%
Total research and development, sales and marketing, general and administrative	$4,373	$4,665	(6)%
Total as a percentage of revenue	36.7%	35.5%	1.2	pts
Amortization of purchased intangible assets included in operating expenses	$36	$36	—%
Restructuring and other charges included in operating expenses	$602	$184	227%
Operating income as a percentage of revenue	21.5%	27.2%	(5.7)	pts
Interest and other income (loss), net	$111	$107	4%
Income tax percentage	18.9%	20.6%	(1.7)	pts
Net income	$2,174	$2,926	(26)%
Net income as a percentage of revenue	18.2%	22.2%	(4.0)	pts
Earnings per share—diluted	$0.51	$0.68	(25)%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
In the first quarter of fiscal 2021, we delivered solid margins in a challenging environment with the COVID-19 pandemic. Total revenue decreased by 9% compared with the first quarter of fiscal 2020. Our product revenue declined in Infrastructure Platforms and Applications, partially offset by growth in Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. We continued to experience broad-based weakening in the global macroeconomic environment during the quarter which impacted our commercial and enterprise markets. We also experienced continuing weakness in the service provider market and emerging countries, and we expect ongoing uncertainty in these markets. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue decreased by 13% and service revenue increased by 2%. Total gross margin decreased by 0.7 percentage points, driven by unfavorable impacts from pricing and to a lesser extent, productivity, offset by favorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.2 percentage points. Operating income as a percentage of revenue decreased by 5.7 percentage points. We incurred restructuring and other charges of $602 million in the first quarter of fiscal 2021. Diluted earnings per share decreased by 25%, driven by a 26% decrease in net income and a decrease in diluted share count of 29 million shares.
In terms of our geographic segments, revenue from the Americas decreased $779 million, driven in large part by a product revenue decline in the United States. EMEA revenue decreased by $319 million and APJC revenue decreased by $132 million. The “BRICM” countries experienced a product revenue decline of 29% in the aggregate, driven by decreased product revenue across each of the BRICM countries.
From a customer market standpoint, we experienced product revenue declines across all customer segments, with the most significant declines in the commercial and enterprise markets. During the first quarter of fiscal 2021, we continued to see a revenue decline in the commercial and enterprise markets, which we believe was significantly related to weakness in the global macroeconomic environment.
From a product category perspective, the product revenue decrease of 13% was driven by declines in revenue in Infrastructure Platforms of 16% and Applications of 8%. These declines were partially offset by a product revenue increase in Security of 6%.
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
Employees
•Most of our global workforce working from home.
•Seamless transition to work from home with a long-standing flexible work policy, and we build the technologies that allow organizations to stay connected, secure and productive.
•For the remainder who must be in the office to perform their roles, we are focused on their health and safety, and are taking all of the necessary precautions.
Customer and Partners
•Provided a variety of free offers and trials for our Webex and security technologies as they dramatically shifted entire workforces to be remote.
Communities
•Committed significant funds to support both global and local pandemic response efforts.
•Providing technology and financial support for non-profits, first responders, and governments.
•Donating personal protective equipment to hospital workers including N95 masks and face shields 3D-printed by Cisco volunteers around the world.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 25, 2020.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2021 (in millions):

	October 24, 2020	July 25, 2020
Cash and cash equivalents and investments	$30,012	$29,419
Deferred revenue	$20,473	$20,446
Inventories	$1,303	$1,282

	Three Months Ended
	October 24, 2020	October 26, 2019
Cash provided by operating activities	$4,096	$3,587
Repurchases of common stock—stock repurchase program	$800	$768
Dividends paid	$1,520	$1,486

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 25, 2020, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the first quarter of fiscal 2021. These estimates are listed in our Annual Report on Form 10-K for the year ending July 25, 2020, and include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2021 and 2020.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 18.9% and 20.6% in the first quarter of fiscal 2021 and 2020, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 37 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,587	$9,878	$(1,291)	(13)%
Percentage of revenue	72.0%	75.1%
Service	3,342	3,281	61	2%
Percentage of revenue	28.0%	24.9%
Total	$11,929	$13,159	$(1,230)	(9)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,198	$7,977	$(779)	(10)%
Percentage of revenue	60.4%	60.7%
EMEA	2,964	3,283	(319)	(10)%
Percentage of revenue	24.8%	24.9%
APJC	1,767	1,899	(132)	(7)%
Percentage of revenue	14.8%	14.4%
Total	$11,929	$13,159	$(1,230)	(9)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Total revenue decreased by 9%. Product revenue decreased by 13% and service revenue increased by 2%. Our total revenue reflected declines across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 29% product revenue decline, with decreases in each of these countries.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,129	$5,907	$(778)	(13)%
Percentage of product revenue	59.8%	59.8%
EMEA	2,210	2,557	(347)	(14)%
Percentage of product revenue	25.7%	25.9%
APJC	1,248	1,413	(165)	(12)%
Percentage of product revenue	14.5%	14.3%
Total	$8,587	$9,878	$(1,291)	(13)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Americas
Product revenue in the Americas segment decreased by 13%. The product revenue decrease was across all of our customer segments. From a country perspective, product revenue decreased by 12% in the United States, 24% in Canada, 23% in Mexico and 41% in Brazil.
EMEA
Product revenue in the EMEA segment decreased by 14%, with declines across all of our customer segments. Product revenue from emerging countries within EMEA decreased by 16% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, decreased by 13%. From a country perspective, product revenue decreased by 5% in Germany, 12% in United Kingdom and 17% in France.
APJC
Product revenue in the APJC segment decreased by 12%, driven by declines across all customer segments. From a country perspective, product revenue decreased in Australia, China and India by 15%, 28%, and 36%, respectively, partially offset by a product revenue increase in Japan of 13%.

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
The following table presents revenue for groups of similar products (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$6,341	$7,553	$(1,212)	(16)%
Applications	1,380	1,499	(119)	(8)%
Security	861	816	45	6%
Other Products	5	11	(6)	(56)%
Total	$8,587	$9,878	$(1,291)	(13)%
Amounts may not sum and percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Infrastructure Platforms
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue decreased by 16%, or $1.2 billion. This was the product area most impacted by the COVID-19 pandemic environment. Switching revenue declined in both campus switching and data center switching, although we had revenue growth in our intent-based networking Catalyst 9000 Series. We experienced a decrease in sales of routing products, with declines primarily in the service provider and enterprise markets. We experienced a revenue decline from wireless products, although we saw revenue growth in our WiFi6 products. Revenue from data center declined primarily driven by our servers products.
Applications
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and AppDynamics analytics software offerings. Revenue in our Applications product category decreased by 8%, or $119 million, with a decline in Unified Communications and Cisco TelePresence partially offset by growth in Webex.
Security
Revenue in our Security product category increased 6%, or $45 million. Our cloud security portfolio reflected strong double-digit growth and continued momentum with our Duo and Umbrella offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,070	$2,070	$—	—%
Percentage of service revenue	61.9%	63.1%
EMEA	754	726	28	4%
Percentage of service revenue	22.6%	22.1%
APJC	519	486	33	7%
Percentage of service revenue	15.5%	14.8%
Total	$3,342	$3,281	$61	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 2% in the first quarter of fiscal 2021, driven by an increase in software and solution support offerings. Service revenue increased in the EMEA and APJC segments. Service revenue was flat in the Americas segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Gross margin:
Product	$5,381	$6,354	62.7%	64.3%
Service	2,200	2,110	65.8%	64.3%
Total	$7,581	$8,464	63.6%	64.3%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2021 as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2020	64.3%
Productivity (1)	(0.3)%
Product pricing	(1.8)%
Mix of products sold	1.4%
Legal and indemnification charge	(0.5)%
Others	(0.4)%
Fiscal 2021	62.7%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Product gross margin decreased by 1.6 percentage points driven by unfavorable impacts from product pricing and to a lesser extent, productivity, partially offset by favorable product mix. In the first quarter of fiscal 2021, as a result of the COVID-19 pandemic, we continued to incur additional logistics costs, such as freight which had a negative impact on product gross margin. The negative pricing impact was driven by typical market factors and impacted each of our geographic segments. The favorable product mix impact was driven by impacts from each of our product categories.
Service Gross Margin
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Our service gross margin percentage increased by 1.5 percentage points primarily due to higher sales volume, lower headcount-related and delivery costs and a favorable mix of service offerings.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 24, 2020	October 26, 2019	October 24, 2020	October 26, 2019
Gross margin:
Americas	$4,847	$5,316	67.3%	66.6%
EMEA	1,894	2,166	63.9%	66.0%
APJC	1,113	1,194	63.0%	62.9%
Segment total	7,853	8,676	65.8%	65.9%
Unallocated corporate items (1)	(272)	(212)
Total	$7,581	$8,464	63.6%	64.3%
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
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
We experienced a gross margin percentage increase in our Americas segment due to favorable impacts from product mix, partially offset by unfavorable impacts from pricing and productivity. Higher service gross margin also contributed to the increase in the gross margin in the Americas segment.
Gross margin in our EMEA segment decreased due to negative impacts from pricing and productivity, partially offset by favorable product mix.
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

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars	Variance in Percent
Research and development	$1,612	$1,666	$(54)	(3)%
Percentage of revenue	13.5%	12.7%
Sales and marketing	2,217	2,480	(263)	(11)%
Percentage of revenue	18.6%	18.8%
General and administrative	544	519	25	5%
Percentage of revenue	4.6%	3.9%
Total	$4,373	$4,665	$(292)	(6)%
Percentage of revenue	36.7%	35.5%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
R&D Expenses
R&D expenses decreased due to lower discretionary spending and lower headcount-related expenses, partially offset by higher contracted services spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses decreased primarily due to lower discretionary spending and lower headcount-related expenses, partially offset by higher contracted services spending.
G&A Expenses
G&A expenses increased due to higher contracted services spending, partially offset by lower discretionary spending and lower headcount-related expenses.
Effect of Foreign Currency
In the first quarter of fiscal 2021, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $15 million, or 0.3%, compared with the first quarter of fiscal 2020.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Amortization of purchased intangible assets:
Cost of sales	$170	$166
Operating expenses	36	36
Total	$206	$202
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
The increase in amortization of purchased intangible assets in the first quarter of fiscal 2021 was due largely to the amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
In the first quarter of fiscal 2021, we initiated a restructuring plan, which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with this restructuring plan, we incurred charges of $602 million for the first quarter of fiscal 2021. We expect the plan to be substantially completed in fiscal 2021 and estimate it will generate cost savings of approximately $1.0 billion on an annualized basis over the next few quarters.
We initiated a restructuring plan during fiscal 2020 in order to realign the organization and enable further investment in key priority areas. In connection with this restructuring plan, we have incurred cumulative charges of $255 million. We expect this restructuring plan to be substantially completed in fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 24, 2020	October 26, 2019
Operating income	$2,570	$3,579
Operating income as a percentage of revenue	21.5%	27.2%
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Operating income decreased by 28%, and as a percentage of revenue operating income decreased by 5.7 percentage points. These changes resulted primarily from a revenue decrease, higher restructuring and other charges and by a gross margin percentage decrease (driven by unfavorable impacts from pricing and to a lesser extent, productivity, offset by favorable product mix).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars
Interest income	$174	$273	$(99)
Interest expense	(112)	(178)	66
Interest income (expense), net	$62	$95	$(33)
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
Interest income decreased driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average debt balance and the impact of lower effective interest rates.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$15	$10	$5
Marketable equity investments	(1)	—	(1)
Non-marketable equity and other investments	42	10	32
Net gains (losses) on investments	56	20	36
Other gains (losses), net	(7)	(8)	1
Other income (loss), net	$49	$12	$37
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
The total change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher net unrealized gains and lower impairment charges, offset by lower net realized gains.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Income Taxes
Three Months Ended October 24, 2020 Compared with Three Months Ended October 26, 2019
The provision for income taxes resulted in an effective tax rate of 18.9% for the first quarter of fiscal 2021 compared with 20.6% for the first quarter of fiscal 2020. The decrease in the effective tax rate was primarily due to an increase in foreign derived intangible income deduction offset by a decrease in tax benefits from foreign income taxed at other than U.S. rates in fiscal 2021 as compared to fiscal 2020.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 24, 2020	July 25, 2020	Increase (Decrease)
Cash and cash equivalents	$10,822	$11,809	$(987)
Available-for-sale debt investments	19,190	17,610	1,580
Total	$30,012	$29,419	$593
The net increase in cash and cash equivalents and investments in the first quarter of fiscal 2021 was primarily driven by cash provided by operating activities of $4.1 billion. This source of cash was partially offset by cash returned to shareholders in the form of repurchases of common stock of $0.8 billion and cash dividends of $1.5 billion; net cash paid for acquisitions and divestitures of $0.8 billion and capital expenditures of $0.2 billion.
In addition to cash requirements in the normal course of business, on July 9, 2019 we announced our intent to acquire Acacia for a net purchase consideration of approximately $2.6 billion in cash. Additionally, approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries is payable in less than one year. Also, $5.0 billion of long-term debt outstanding at October 24, 2020 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 24, 2020	October 26, 2019
Net cash provided by operating activities	$4,096	$3,587
Acquisition of property and equipment	(171)	(202)
Free cash flow	$3,925	$3,385
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2021
October 24, 2020	$0.36	$1,520	20	$40.44	$800	$2,320

Fiscal 2020
July 25, 2020	$0.36	$1,525	—	$—	$—	$1,525
April 25, 2020	$0.36	$1,519	25	$39.71	$981	$2,500
January 25, 2020	$0.35	$1,486	18	$46.71	$870	$2,356
October 26, 2019	$0.35	$1,486	16	$48.91	$768	$2,254
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $10.0 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	October 24, 2020	July 25, 2020	Increase (Decrease)
Accounts receivable, net	$3,980	$5,472	$(1,492)
Our accounts receivable net, as of October 24, 2020 decreased by approximately 27%, as compared with the end of fiscal 2020, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	October 24, 2020	July 25, 2020	Increase (Decrease)
Inventories	$1,303	$1,282	$21
Purchase commitments with contract manufacturers and suppliers	$4,189	$4,406	$(217)
Inventory as of October 24, 2020 increased by 2% from our inventory balance at the end of fiscal 2020. The increase in inventory was primarily due to an increase in finished goods, partially offset by a decrease in raw materials. Purchase commitments with contract manufacturers and suppliers decreased 5% compared to the end of fiscal 2020. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers decreased 3% compared with the end of fiscal 2020. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 24, 2020	July 25, 2020	Increase (Decrease)
Lease receivables, net	$2,031	$2,088	$(57)
Loan receivables, net	5,853	5,856	(3)
Financed service contracts, net	2,737	2,821	(84)
Total, net	$10,621	$10,765	$(144)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 1%.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements to customers provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, with payment terms generally ranging from 60 to 90 days. During fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms.
The volume of channel partner financing was $6.1 billion and $7.6 billion for the first quarter of fiscal 2021 and 2020, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of October 24, 2020 and July 25, 2020, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 24, 2020, the total maximum potential future payments related to these guarantees was approximately $201 million, of which approximately $33 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 24, 2020	July 25, 2020
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$2,500	$2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$14,500	$14,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 24, 2020.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of October 24, 2020 and July 25, 2020.
Credit Facility On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of October 24, 2020, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than 0.25%. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 24, 2020	July 25, 2020	Increase (Decrease)
Product	$8,139	$7,895	$244
Service	12,334	12,551	(217)
Total	$20,473	$20,446	$27
Reported as:
Current	$11,271	$11,406	$(135)
Noncurrent	9,202	9,040	162
Total	$20,473	$20,446	$27

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The 2% decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	October 24, 2020	July 25, 2020	Increase (Decrease)
Product	$11,340	$11,261	$79
Service	16,129	17,093	(964)
Total	$27,469	$28,354	$(885)
Total remaining performance obligations decreased 3% in the first quarter of fiscal 2021 compared to the end of fiscal 2020. Remaining performance obligations for product increased 1% compared to the end of fiscal 2020. Remaining performance obligations for service decreased 6%.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of October 24, 2020 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $7.6 billion. Approximately $0.7 billion is payable in less than one year; $1.4 billion is payable between 1 to 3 years; $3.2 billion is payable between 3 to 5 years; and the remaining $2.3 billion is payable in more than 5 years.
For our Contractual Obligations see our Annual Report on Form 10-K for the year ended July 25, 2020.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.3 billion as of each of October 24, 2020 and July 25, 2020.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of October 24, 2020 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of October 24, 2020. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 24, 2020. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 24, 2020, our financing receivables had a carrying value of $10.6 billion, compared with $10.8 billion as of July 25, 2020. As of October 24, 2020, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 24, 2020, we had $14.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $14.6 billion, and the related fair value based on market prices was $17.0 billion. As of October 24, 2020, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.5 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We may hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. We had no outstanding marketable equity securities as of October 24, 2020 and July 25, 2020.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in non-marketable equity and other investments was $1.4 billion and $1.3 billion as of October 24, 2020 and July 25, 2020, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 24, 2020		July 25, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,580	$9	$2,441	$1
Sold	$1,758	$(6)	$1,874	$4
At October 24, 2020 and July 25, 2020, we had no option contracts outstanding.
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2021, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $15 million, or 0.3%, compared with the first quarter of fiscal 2020. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
We also enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on receivables and payables that are denominated in currencies other than the functional currencies of the entities. The market risks associated with these foreign currency receivables and payables relate primarily to variances from our forecasted foreign currency transactions and balances. We do not enter into foreign exchange forward or option contracts for speculative purposes.

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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our material pending legal proceedings, see Note 14 “Commitments and Contingencies—(f) Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 25, 2020.
Risks Related to our Business and Industry
Our business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
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

Our operating results may fluctuate in future periods, which may adversely affect our stock price.
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:
•Fluctuations in demand for our products and services, especially with respect to service providers and Internet businesses, in part due to changes in the global economic environment
•Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue
•Our ability to maintain appropriate inventory levels and purchase commitments
•Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions
•The overall movement toward industry consolidation among both our competitors and our customers
•The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and in emerging technologies, as well as the adoption of new standards
•The transformation of our business to deliver more software and subscription offerings where revenue is recognized over time
•Variations in sales channels, product costs, mix of products sold, or mix of direct sales and indirect sales
•The timing, size, and mix of orders from customers
•Manufacturing and customer lead times
•Fluctuations in our gross margins, and the factors that contribute to such fluctuations
•The ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problems
•Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements
•How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges
•Our ability to achieve targeted cost reductions
•Benefits anticipated from our investments
•Changes in tax laws or accounting rules, or interpretations thereof
As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could have a material adverse effect on our business, results of operations, and financial condition that could adversely affect our stock price.
Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment.
Challenging economic conditions worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service providers, and other customer markets as well; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.
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
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. In addition, reports of certain intelligence gathering methods of the U.S. government could affect customers’ perception of the products of IT companies which design and manufacture products in the United States. Trust and confidence in us as an IT supplier are critical to the development and growth of our markets. Impairment of that trust, or foreign regulatory actions taken in response to reports of certain intelligence gathering methods of the U.S. government, could affect the demand for our products from customers outside of the United States and could have an adverse effect on our operating results.
Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment, the significant impacts of the COVID-19 pandemic, and related market uncertainty. Our revenue may grow at a slower rate than in past periods or decline as it did in the first quarter of fiscal 2021 and fiscal 2020, and in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins declined in the first quarter of fiscal 2021 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including mix of configurations within each product group
•Introduction of new products, including products with price-performance advantages, and new business models including the transformation of our business to deliver more software and subscription offerings
•Our ability to reduce production costs
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts
•Increases in material, labor or other manufacturing-related costs, which could be significant especially during periods of supply constraints such as those impacting the market for memory components
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
•The timing of revenue recognition and revenue deferrals

•Increased cost (including those caused by tariffs), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates
•Lower than expected benefits from value engineering
•Increased price competition, including competitors from Asia, especially from China
•Changes in distribution channels
•Increased warranty or royalty costs
•Increased amortization of purchased intangible assets, especially from acquisitions
•How well we execute on our strategy and operating plans
Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals and the addition of personnel and other resources to support higher levels of service business in future periods.
Sales to the service provider market are especially volatile, and weakness in orders from this industry may harm our operating results and financial condition.
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Infrastructure Platforms and Applications products, in addition to longer sales cycles. Service provider product orders decreased during the first quarter of fiscal 2021 and in certain prior periods, and at various times in the past, including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
Disruption of or changes in our distribution model could harm our sales and margins.
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
Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. There can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability. Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following: competition with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them; some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear; some of our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions; and revenue from indirect sales could suffer if our distributors’

financial condition or operations weaken. In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could have a material adverse effect on our business, operating results, and financial condition. Further, sales of our products outside of agreed territories can result in disruption to our distribution channels.
The markets in which we compete are intensely competitive, which could adversely affect our achievement of revenue growth.
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
Some of our competitors compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and this trend may increase. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Due to several factors, including the availability of highly scalable and general purpose microprocessors, ASICs offering advanced services, standards based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.
The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to sell successful business outcomes; the ability to provide a broad range of networking and communications products and services; product performance; price; the ability to introduce new products, including providing continuous new customer value and products with price-performance advantages; the ability to reduce production costs; the ability to provide value-added features such as security, reliability, and investment protection; conformance to standards; market presence; the ability to provide financing; and disruptive technology shifts and new business models.
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

If we do not successfully manage our strategic alliances, we may not realize the expected benefits from such alliances, and we may experience increased competition or delays in product development.
We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services and, in the past, have established a joint venture to market services associated with our Cisco Unified Computing System products. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. There can be no assurance we will realize the expected benefits from these strategic alliances or from the joint venture. If successful, these relationships may be mutually beneficial and result in industry growth. However, alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties. Joint ventures can be difficult to manage, given the potentially different interests of joint venture partners.
Inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.
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
Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could adversely affect our gross margins.
The fact that we do not own or operate the bulk of our manufacturing facilities and that we are reliant on our extended supply chain could have an adverse impact on the supply of our products and on our business and operating results. Financial problems of either contract manufacturers or component suppliers, reservation of manufacturing capacity at our contract manufacturers by other companies, and industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, in each case, could either limit supply or increase costs.
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
We believe that we may be faced with the following challenges in the future: new markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity; as we acquire companies and new technologies, we may be dependent on unfamiliar supply chains or relatively small supply partners; and we face competition for certain components that are supply-constrained, from existing competitors, and companies in other markets.
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
We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.
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
Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments and workforce reductions or restructurings.
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
Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority and growth areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.
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

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:
•Difficulties in integrating the operations, systems, technologies, products, and personnel of the acquired companies, particularly companies with large and widespread operations and/or complex products
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions
•Potential difficulties in completing projects associated with in-process research and development intangibles
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•Initial dependence on unfamiliar supply chains or relatively small supply partners
•Insufficient revenue to offset increased expenses associated with acquisitions
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions may also cause us to:
•Issue common stock that would dilute our current shareholders’ percentage ownership
•Use a substantial portion of our cash resources, or incur debt
•Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition
•Assume liabilities
•Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges
•Incur amortization expenses related to certain intangible assets
•Incur tax expenses related to the effect of acquisitions on our legal structure
•Incur large write-offs and restructuring and other related expenses
•Become subject to intellectual property or other litigation
Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks related to new product development also apply to acquisitions.
Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations.
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

Industry consolidation may lead to increased competition and may harm our operating results.
There is a continuing trend toward industry consolidation in our markets. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. For example, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them with the ability to provide end-to-end technology solutions for the enterprise data center. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. We believe that industry consolidation may result in stronger competitors that are better able to compete as sole-source vendors for customers. This could lead to more variability in our operating results and could have a material adverse effect on our business, operating results, and financial condition. Furthermore, particularly in the service provider market, rapid consolidation will lead to fewer customers, with the effect that loss of a major customer could have a material impact on results not anticipated in a customer marketplace composed of more numerous participants.
Product quality problems could lead to reduced revenue, gross margins, and net income.
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
Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in the first quarter of fiscal 2021 and in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including the current economic challenges in China and global economic ramifications of Chinese economic difficulties; instability as a result of Brexit; environmental protection regulations, trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics such as the COVID-19 pandemic which could continue to affect customer purchasing decisions; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.
Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States and, because of local customs or conditions, longer in some markets outside the United States. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. Our exposure to the credit risks relating to our financing activities may increase if our customers are adversely affected by a global economic downturn or periods of economic uncertainty. There can be no assurance that programs we have in place to monitor and mitigate credit risks will be effective. In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could harm our business and have a material adverse effect on our operating results and financial condition. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could have a material adverse impact on our business, operating results, and financial condition.
We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.
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
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates, including emerging market currencies which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. These exposures may change over time as business practices evolve, and they could have a material adverse impact on our financial results and cash flows.
Failure to retain and recruit key personnel would harm our ability to meet key objectives.
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
Adverse resolution of litigation or governmental investigations may harm our operating results or financial condition.
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
Our operating results may be adversely affected and damage to our reputation may occur due to production and sale of counterfeit versions of our products.
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

Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could adversely affect our results.
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 37 countries, including the United States, has made changes to numerous long-standing tax principles. There can be no assurance that these changes, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
Our business and operations are especially subject to the risks of earthquakes, floods, and other natural catastrophic events.
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
Terrorism and other events may harm our business, operating results and financial condition.
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
There can be no assurance that our operating results and financial condition will not be adversely affected by our incurrence of debt.
As of the end of the first quarter of fiscal 2021, we have senior unsecured notes outstanding in an aggregate principal amount of $14.5 billion that mature at specific dates from calendar year 2021 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of October 24, 2020. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Risks Related to Intellectual Property
Our proprietary rights may prove difficult to enforce.
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
We may be found to infringe on intellectual property rights of others.
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
We rely on the availability of third-party licenses.
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
Risks Related to Cybersecurity and Regulations
Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation, and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business.
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
Our business, operating results and financial condition could be materially harmed by regulatory uncertainty applicable to our products and services.
Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and offers, and they could also impact sales of our own regulated offers. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and offers. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability, export control, product certification, and national security controls applicable to our supply chain. Changes in regulatory requirements in these areas could have a material adverse effect on our business, operating results, and financial condition.
Risks Related to Ownership of Our Stock
Our stock price may be volatile.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 26, 2020 to August 22, 2020	3	$42.10	3	$10,701
August 23, 2020 to September 19, 2020	10	$41.09	10	$10,311
September 20, 2020 to October 24, 2020	7	$38.76	7	$10,041
Total	20	$40.44	20
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $10.0 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	000-18225	3.1	10/9/2020
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Deferred Compensation Plan, as amended					X
10.3*	Letter Agreement by and between Cisco Systems, Inc. and R. Scott Herren	8-K	000-18225	10.1	11/13/2020
10.4*	Transition Agreement by and between Cisco Systems, Inc. and Kelly A. Kramer	8-K	000-18225	10.2	11/13/2020
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 17, 2020	By	/S/ Kelly A. Kramer
Kelly A. Kramer Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)