Form 10-Q
period 2021-01-23
CISCO SYSTEMS, INC.
filed 2021-02-16
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 23, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
Commission file number 001-39940
_____________________________________
CISCO SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	77-0059951
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 11, 2021: 4,221,785,547
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 23, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 23, 2021	July 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$11,793	$11,809
Investments	18,795	17,610
Accounts receivable, net of allowance for doubtful accounts of $102 at January 23, 2021 and $143 at July 25, 2020	4,307	5,472
Inventories	1,436	1,282
Financing receivables, net	5,027	5,051
Other current assets	2,553	2,349
Total current assets	43,911	43,573
Property and equipment, net	2,386	2,453
Financing receivables, net	5,100	5,714
Goodwill	34,733	33,806
Purchased intangible assets, net	1,462	1,576
Deferred tax assets	4,109	3,990
Other assets	3,900	3,741
TOTAL ASSETS	$95,601	$94,853
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,000	$3,005
Accounts payable	1,867	2,218
Income taxes payable	763	839
Accrued compensation	3,295	3,122
Deferred revenue	11,552	11,406
Other current liabilities	4,791	4,741
Total current liabilities	27,268	25,331
Long-term debt	9,554	11,578
Income taxes payable	8,084	8,837
Deferred revenue	9,294	9,040
Other long-term liabilities	2,280	2,147
Total liabilities	56,480	56,933
Commitments and contingencies (Note 14)
Equity:
Cisco shareholders’ equity:
Preferred stock, no par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,221 and 4,237 shares issued and outstanding at January 23, 2021 and July 25, 2020, respectively	41,690	41,202
Accumulated deficit	(2,351)	(2,763)
Accumulated other comprehensive loss	(218)	(519)
Total equity	39,121	37,920
TOTAL LIABILITIES AND EQUITY	$95,601	$94,853
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
REVENUE:
Product	$8,572	$8,671	$17,159	$18,549
Service	3,388	3,334	6,730	6,615
Total revenue	11,960	12,005	23,889	25,164
COST OF SALES:
Product	3,044	3,126	6,250	6,650
Service	1,132	1,115	2,274	2,286
Total cost of sales	4,176	4,241	8,524	8,936
GROSS MARGIN	7,784	7,764	15,365	16,228
OPERATING EXPENSES:
Research and development	1,527	1,570	3,139	3,236
Sales and marketing	2,277	2,279	4,494	4,759
General and administrative	484	455	1,028	974
Amortization of purchased intangible assets	39	38	75	74
Restructuring and other charges	234	42	836	226
Total operating expenses	4,561	4,384	9,572	9,269
OPERATING INCOME	3,223	3,380	5,793	6,959
Interest income	161	242	335	515
Interest expense	(113)	(158)	(225)	(336)
Other income (loss), net	(16)	70	33	82
Interest and other income (loss), net	32	154	143	261
INCOME BEFORE PROVISION FOR INCOME TAXES	3,255	3,534	5,936	7,220
Provision for income taxes	710	656	1,217	1,416
NET INCOME	$2,545	$2,878	$4,719	$5,804

Net income per share:
Basic	$0.60	$0.68	$1.12	$1.37
Diluted	$0.60	$0.68	$1.11	$1.36
Shares used in per-share calculation:
Basic	4,223	4,242	4,227	4,244
Diluted	4,234	4,260	4,239	4,265

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Net income	$2,545	$2,878	$4,719	$5,804
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $0 and $17 for the second quarter and first six months of fiscal 2021, respectively, and $(15) and $(29) for the corresponding periods of fiscal 2020, respectively	6	66	(18)	139
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $7 for the second quarter and first six months of fiscal 2021, respectively and $7 and $12 for the corresponding periods of fiscal 2020, respectively	(7)	(4)	(17)	(9)
	(1)	62	(35)	130
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $1 for each of the second quarter and first six months of fiscal 2021, and $0 and $1 for the corresponding periods of fiscal 2020, respectively	(2)	1	(4)	1
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 and $1 for the second quarter and first six months of fiscal 2021, respectively, and $0 for each of the corresponding periods of fiscal 2020	(3)	2	(4)	2
	(5)	3	(8)	3
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(2) and $(3) for the second quarter and first six months of fiscal 2021, respectively, and $(1) for each of the corresponding periods of fiscal 2020	235	50	344	(41)
Other comprehensive income	229	115	301	92
Comprehensive income	$2,774	$2,993	$5,020	$5,896
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 23, 2021	January 25, 2020
Cash flows from operating activities:
Net income	$4,719	$5,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	887	918
Share-based compensation expense	874	779
Provision (benefit) for receivables	(10)	46
Deferred income taxes	(91)	128
(Gains) losses on divestitures, investments and other, net	(86)	(162)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,245	1,084
Inventories	(145)	25
Financing receivables	748	408
Other assets	(212)	130
Accounts payable	(358)	(126)
Income taxes, net	(836)	(1,007)
Accrued compensation	125	(521)
Deferred revenue	226	236
Other liabilities	(16)	(355)
Net cash provided by operating activities	7,070	7,387
Cash flows from investing activities:
Purchases of investments	(6,025)	(4,250)
Proceeds from sales of investments	1,374	3,410
Proceeds from maturities of investments	3,373	4,044
Acquisitions and divestitures	(860)	(163)
Purchases of investments in privately held companies	(95)	(97)
Return of investments in privately held companies	58	91
Acquisition of property and equipment	(358)	(391)
Proceeds from sales of property and equipment	9	131
Other	(4)	(10)
Net cash (used in) provided by investing activities	(2,528)	2,765
Cash flows from financing activities:
Issuances of common stock	306	334
Repurchases of common stock—repurchase program	(1,569)	(1,648)
Shares repurchased for tax withholdings on vesting of restricted stock units	(317)	(437)
Short-term borrowings, original maturities of 90 days or less, net	—	(3,470)
Repayments of debt	—	(5,220)
Dividends paid	(3,041)	(2,972)
Other	70	(12)
Net cash used in financing activities	(4,551)	(13,425)
Net decrease in cash, cash equivalents, and restricted cash	(9)	(3,273)
Cash, cash equivalents, and restricted cash, beginning of period	11,812	11,772
Cash, cash equivalents, and restricted cash, end of period	$11,803	$8,499

Supplemental cash flow information:
Cash paid for interest	$220	$349
Cash paid for income taxes, net	$2,142	$2,295

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 23, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 24, 2020	4,222	$41,360	$(2,756)	(447)	$38,157
Net income			2,545		2,545
Other comprehensive income				229	229
Issuance of common stock	24	305			305
Repurchase of common stock	(19)	(183)	(618)		(801)
Shares repurchased for tax withholdings on vesting of restricted stock units	(6)	(228)			(228)
Cash dividends declared ($0.36 per common share)			(1,522)		(1,522)
Share-based compensation		436			436
Balance at January 23, 2021	4,221	$41,690	$(2,351)	$(218)	$39,121

Six Months Ended January 23, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			$4,719		4,719
Other comprehensive income				301	301
Issuance of common stock	31	306			306
Repurchase of common stock	(39)	(375)	(1,226)		(1,601)
Shares repurchased for tax withholdings on vesting of restricted stock units	(8)	(317)			(317)
Cash dividends declared ($0.72 per common share)			(3,043)		(3,043)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		874			874
Balance at January 23, 2021	4,221	$41,690	$(2,351)	$(218)	$39,121

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

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2021 is a 53-week fiscal year and fiscal 2020 was a 52-week fiscal year. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
At our annual meeting of shareholders held on December 10, 2020, shareholders voted to approve changing the state of incorporation from California to Delaware. The reincorporation became effective January 25, 2021.
We have prepared the accompanying financial data as of January 23, 2021 and for the second quarter and first six months of fiscal 2021 and 2020, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2020 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2020.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of January 23, 2021, the results of operations, the statements of comprehensive income (loss) and the statements of equity for the second quarter and first six months of fiscal 2021 and 2020, and the statements of cash flows for the first six months of fiscal 2021 and 2020, as applicable, have been made. The results of operations for the second quarter and first six months of fiscal 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of January 23, 2021 and July 25, 2020 was $73 million and $79 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.

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

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Revenue:
Infrastructure Platforms	$6,391	$6,567	$12,732	$14,120
Applications	1,354	1,349	2,734	2,847
Security	822	749	1,684	1,565
Other Products	4	7	9	17
Total Product	8,572	8,671	17,159	18,549
Services	3,388	3,334	6,730	6,615
Total	$11,960	$12,005	$23,889	$25,164
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
(b)Contract Balances
Accounts receivable, net was $4.3 billion as of January 23, 2021 compared to $5.5 billion as of July 25, 2020, as reported on the Consolidated Balance Sheets.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $1.3 billion and $1.2 billion as of January 23, 2021 and July 25, 2020, respectively, and were included in other current assets and other assets.
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

January 23, 2021
1 to 4	$426
5 to 6	783
7 and Higher	98
Total	$1,307
Contract liabilities consist of deferred revenue. Deferred revenue was $20.8 billion as of January 23, 2021 compared to $20.4 billion as of July 25, 2020. We recognized approximately $3.0 billion and $6.9 billion of revenue during the second quarter and first six months of fiscal 2021, respectively, that was included in the deferred revenue balance at July 25, 2020.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $817 million and $732 million as of January 23, 2021 and July 25, 2020, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $129 million and $252 million for the second quarter and first six months of fiscal 2021, respectively, and $122 million and $238 million for the corresponding periods of fiscal 2020, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.Acquisitions and Divestitures
We completed five acquisitions during the first six months of fiscal 2021. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (five in total)	$958	$2	$228	$728
The total purchase consideration related to our acquisitions completed during the first six months of fiscal 2021 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $35 million. Total transaction costs related to acquisition and divestiture activities were $10 million and $9 million for the first six months of fiscal 2021 and 2020, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first six months of fiscal 2021 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.
Pending Acquisition of Acacia Communications On July 9, 2019, we announced our intent to acquire Acacia Communications, Inc. (“Acacia”), a public fabless semiconductor company that develops, manufactures and sells high-speed coherent optical interconnect products that are designed to transform communications networks through improvements in performance, capacity and cost.
On January 14, 2021, Cisco and Acacia announced an amendment to the definitive merger agreement under which we had previously agreed to acquire Acacia. Under the terms of the amended agreement, we have agreed to acquire Acacia for $115 per share in cash, or approximately $4.5 billion on a fully diluted basis, net of cash and marketable securities. The acquisition is expected to close during the third quarter of fiscal 2021, subject to customary closing conditions, including Acacia stockholder approval. All required regulatory approvals have been received. Upon close of the acquisition, revenue from Acacia will be included in our Infrastructure Platforms product category.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of January 23, 2021 and during the first six months of fiscal 2021 (in millions):

	Balance at July 25, 2020	Acquisitions & Divestitures	Foreign Currency Translation and Other	Balance at January 23, 2021
Americas	$21,304	$415	$135	$21,854
EMEA	8,040	198	51	8,289
APJC	4,462	100	28	4,590
Total	$33,806	$713	$214	$34,733
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first six months of fiscal 2021 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (five in total)	3.8	$179	4.0	$43	2.0	$6	—	$228
The following tables present details of our purchased intangible assets (in millions):

January 23, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,625	$(1,700)	$925
Customer relationships	773	(404)	369
Other	13	(5)	8
Total purchased intangible assets with finite lives	3,411	(2,109)	1,302
In-process research and development, with indefinite lives	160	—	160
Total	$3,571	$(2,109)	$1,462

July 25, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,298	$(2,336)	$962
Customer relationships	760	(365)	395
Other	26	(20)	6
Total purchased intangible assets with finite lives	4,084	(2,721)	1,363
In-process research and development, with indefinite lives	213	—	213
Total	$4,297	$(2,721)	$1,576
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Amortization of purchased intangible assets:
Cost of sales	$156	$165	$326	$331
Operating expenses	39	38	75	74
Total	$195	$203	$401	$405
The estimated future amortization expense of purchased intangible assets with finite lives as of January 23, 2021 is as follows (in millions):

Fiscal Year	Amount
2021 (remaining six months)	$311
2022	$453
2023	$308
2024	$188
2025	$31
Thereafter	$11

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

6.Restructuring and Other Charges
We initiated a restructuring plan in the first quarter of fiscal 2021 (the “Fiscal 2021 Plan”), which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with the Fiscal 2021 Plan, we incurred charges of $232 million and $834 million for the second quarter and first six months of fiscal 2021, respectively.
We initiated a restructuring plan in fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. In connection with the Fiscal 2020 Plan, we have incurred cumulative charges of $257 million.
The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect to substantially complete both plans in fiscal 2021.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$58	$14	$—	$—	$72
Charges	—	2	804	30	836
Cash payments	(58)	(3)	(703)	(3)	(767)
Non-cash items	—	—	—	(21)	(21)
Liability as of January 23, 2021	$—	$13	$101	$6	$120

	FISCAL 2018 AND PRIOR PLANS
	Employee Severance	Other	Total
Liability as of July 27, 2019	$22	$11	$33
Charges	209	17	226
Cash payments	(202)	(1)	(203)
Non-cash items	—	(23)	(23)
Liability as of January 25, 2020	$29	$4	$33

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):

	January 23, 2021	July 25, 2020
Cash and cash equivalents	$11,793	$11,809
Restricted cash included in other current assets	7	—
Restricted cash included in other assets	3	3
Total cash, cash equivalents, and restricted cash	$11,803	$11,812

Inventories:
Raw materials	$527	$456
Work in process	30	25
Finished goods:
Deferred cost of sales	74	59
Manufactured finished goods	600	542
Total finished goods	674	601
Service-related spares	191	184
Demonstration systems	14	16
Total	$1,436	$1,282
Our provision for inventory was $65 million and $30 million for the first six months of fiscal 2021 and 2020, respectively.

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,291	$4,252
Computer equipment and related software	864	875
Production, engineering, and other equipment	5,193	5,163
Operating lease assets	343	337
Furniture, fixtures and other	375	387
Total gross property and equipment	11,066	11,014
Less: accumulated depreciation and amortization	(8,680)	(8,561)
Total	$2,386	$2,453

Deferred revenue:
Product	$8,332	$7,895
Service	12,514	12,551
Total	$20,846	$20,446
Reported as:
Current	$11,552	$11,406
Noncurrent	9,294	9,040
Total	$20,846	$20,446

Remaining Performance Obligations:
Product	$11,666	$11,261
Service	16,512	17,093
Total	$28,178	$28,354
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of January 23, 2021, the aggregate amount of RPO was comprised of $20.8 billion of deferred revenue and $7.3 billion of unbilled contract revenue. We expect approximately 54% of this amount of be recognized as revenue over the next 12 months. As of July 25, 2020, the aggregate amount of RPO was comprised of $20.4 billion of deferred revenue and $7.9 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	January 23, 2021	July 25, 2020
Operating lease right-of-use assets	Other assets	$974	$921

Operating lease liabilities	Other current liabilities	$366	$341
Operating lease liabilities	Other long-term liabilities	688	661
Total operating lease liabilities		$1,054	$1,002
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Operating lease expense	$103	$101	$201	$214
Short-term lease expense	17	16	35	33
Variable lease expense	43	39	89	79
Total lease expense	$163	$156	$325	$326
Supplemental information related to our operating leases is as follows (in millions):

	Six Months Ended
	January 23, 2021	January 25, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$201	$206
Right-of-use assets obtained in exchange for operating leases liabilities	$218	$77
The weighted-average lease term was 4.2 years and 4.0 years as of January 23, 2021 and July 25, 2020, respectively. The weighted-average discount rate was 1.0% and 1.5% as of January 23, 2021 and July 25, 2020, respectively.
The maturities of our operating leases (undiscounted) as of January 23, 2021 are as follows (in millions):

Fiscal Year	Amount
2021 (remaining six months)	$193
2022	304
2023	232
2024	151
2025	92
Thereafter	104
Total lease payments	1,076
Less interest	(22)
Total	$1,054

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for the second quarter and first six months of fiscal 2021 was $19 million and $40 million, respectively, and $23 million and $49 million for the corresponding periods of fiscal 2020, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of January 23, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining six months)	$330
2022	685
2023	455
2024	237
2025	130
Thereafter	28
Total	1,865
Less: Present value of lease payments	1,768
Unearned income	$97
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by Cisco and the associated accumulated depreciation are summarized as follows (in millions):

	January 23, 2021	July 25, 2020
Operating lease assets	$343	$337
Accumulated depreciation	(201)	(198)
Operating lease assets, net	$142	$139
Our operating lease income for the second quarter and first six months of fiscal 2021 was $40 million and $83 million, respectively, and $50 million and $94 million for the corresponding periods of fiscal 2020, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of January 23, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining six months)	$38
2022	44
2023	20
2024	4
Total	$106

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

9.Financing Receivables
(a)Financing Receivables
Financing receivables primarily consist of lease receivables, loan receivables, and financed service contracts. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of three years on average. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one year to three years.
A summary of our financing receivables is presented as follows (in millions):

January 23, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,865	$5,817	$2,575	$10,257
Residual value	115	—	—	115
Unearned income	(97)	—	—	(97)
Allowance for credit loss	(43)	(96)	(9)	(148)
Total, net	$1,840	$5,721	$2,566	$10,127
Reported as:
Current	$868	$2,746	$1,413	$5,027
Noncurrent	972	2,975	1,153	5,100
Total, net	$1,840	$5,721	$2,566	$10,127

July 25, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,127	$5,937	$2,830	$10,894
Residual value	123	—	—	123
Unearned income	(114)	—	—	(114)
Allowance for credit loss	(48)	(81)	(9)	(138)
Total, net	$2,088	$5,856	$2,821	$10,765
Reported as:
Current	$918	$2,692	$1,441	$5,051
Noncurrent	1,170	3,164	1,380	5,714
Total, net	$2,088	$5,856	$2,821	$10,765

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Credit Quality of Financing Receivables
Gross financing receivables(1) categorized by our internal credit risk rating by period of origination as of January 23, 2021 are summarized as follows (in millions):

		Fiscal Year				Six Months Ended
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	January 23, 2021	Total
Lease Receivables:
1 to 4	$10	$49	$153	$248	$331	$16	$807
5 to 6	15	48	121	270	360	98	912
7 and Higher	3	2	6	14	20	4	49
Total Lease Receivables	$28	$99	$280	$532	$711	$118	$1,768

Loan Receivables:
1 to 4	$16	$141	$387	$774	$1,302	$1,053	$3,673
5 to 6	5	60	145	362	745	672	1,989
7 and Higher	2	3	8	65	58	19	155
Total Loan Receivables	$23	$204	$540	$1,201	$2,105	$1,744	$5,817

Financed Service Contracts:
1 to 4	$2	$49	$51	$213	$455	$742	$1,512
5 to 6	1	21	57	235	412	305	1,031
7 and Higher	—	—	2	15	12	3	32
Total Financed Service Contracts	$3	$70	$110	$463	$879	$1,050	$2,575

Total	$54	$373	$930	$2,196	$3,695	$2,912	$10,160
(1) Lease receivables calculated as gross lease receivables, excluding residual value, less unearned income
The following table summarizes our gross receivables categorized by our internal credit risk rating as of July 25, 2020 and was not restated to reflect the impact of adoption of the accounting standards update on Credit Losses on Financial Instruments:

	INTERNAL CREDIT RISK RATING
July 25, 2020	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$992	$952	$69	$2,013
Loan receivables	3,808	1,961	168	5,937
Financed service contracts	1,645	1,153	32	2,830
Total	$6,445	$4,066	$269	$10,780
The following tables present the aging analysis of gross receivables as of January 23, 2021 and July 25, 2020 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 23, 2021	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$68	$13	$83	$164	$1,604	$1,768	$2	$33	$33
Loan receivables	109	30	73	212	5,605	5,817	15	50	50
Financed service contracts	40	11	101	152	2,423	2,575	31	4	4
Total	$217	$54	$257	$528	$9,632	$10,160	$48	$87	$87

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
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended January 23, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 24, 2020	$46	$101	$7	$154
Provisions (benefits)	(4)	(6)	2	(8)
Other	1	1	—	2
Allowance for credit loss as of January 23, 2021	$43	$96	$9	$148

Six months ended January 23, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(7)	(3)	1	(9)
Other	2	18	(1)	19
Allowance for credit loss as of January 23, 2021	$43	$96	$9	$148

Three months ended January 25, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 26, 2019	$43	$81	$9	$133
Provisions (benefits)	(1)	15	—	14
Recoveries (write-offs), net	(1)	(1)	—	(2)
Foreign exchange and other	1	—	(1)	—
Allowance for credit loss as of January 25, 2020	$42	$95	$8	$145

Six months ended January 25, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	(4)	42	—	38
Recoveries (write-offs), net	(1)	(17)	—	(18)
Foreign exchange and other	1	(1)	(1)	(1)
Allowance for credit loss as of January 25, 2020	$42	$95	$8	$145

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

January 23, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,613	$50	$—	$2,663
U.S. government agency securities	168	—	—	168
Corporate debt securities	10,516	296	(26)	10,786
U.S. agency mortgage-backed securities	2,796	47	(3)	2,840
Commercial paper	1,730	—	—	1,730
Certificates of deposit	603	—	—	603
Total (1)	$18,426	$393	$(29)	$18,790

July 25, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,614	$71	$—	$2,685
U.S. government agency securities	110	—	—	110
Corporate debt securities	11,549	334	(6)	11,877
U.S. agency mortgage-backed securities	1,987	49	(1)	2,035
Commercial paper	727	—	—	727
Certificates of deposit	176	—	—	176
Total	$17,163	$454	$(7)	$17,610
(1) Net unsettled investment sales were $39 million as of January 23, 2021 and were included in other current assets.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Gross realized gains	$9	$13	$24	$25
Gross realized losses	—	(2)	—	(4)
Total	$9	$11	$24	$21
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at January 23, 2021 and July 25, 2020 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 23, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$109	$—	$—	$—	$109	$—
U.S. government agency securities	36	—	—	—	36	—
Corporate debt securities	663	(1)	—	—	663	(1)
U.S. agency mortgage-backed securities	698	(3)	—	—	698	(3)
Certificates of deposit	15	—	—	—	15	—
Total	$1,521	$(4)	$—	$—	$1,521	$(4)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$33	$—	$—	$—	$33	$—
Corporate debt securities	1,060	(6)	3	—	1,063	(6)
U.S. agency mortgage-backed securities	265	(1)	—	—	265	(1)
Total	$1,358	$(7)	$3	$—	$1,361	$(7)
The following table summarizes the maturities of our available-for-sale debt investments as of January 23, 2021 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$6,674	$6,679
After 1 year through 5 years	7,035	7,201
After 5 years through 10 years	1,913	2,060
After 10 years	8	10
Mortgage-backed securities with no single maturity	2,796	2,840
Total	$18,426	$18,790
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
Our net unrealized gains recognized during the reporting period on our marketable and non-marketable equity securities still held as of January 23, 2021 was $4 million for each of the second quarter and first six months of fiscal 2021, and a net gain of $3 million for the corresponding periods of fiscal 2020. Our net adjustments to non-marketable equity securities measured using the measurement alternative was a net gain of $3 million and $4 million for the second quarter and first six months of fiscal 2021, respectively. These adjustments were net gains of $3 million for each of the corresponding periods of fiscal 2020. We held equity interests in certain private equity funds of $0.7 billion as of each of January 23, 2021 and July 25, 2020, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of January 23, 2021, except as disclosed herein, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.3 billion as of each of January 23, 2021 and July 25, 2020.
Of the total carrying value of our investments in privately held companies as of January 23, 2021, $0.7 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.3 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to privately held investments.

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

	JANUARY 23, 2021				JULY 25, 2020
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$8,515	$—	$—	$8,515	$10,024	$—	$—	$10,024
Corporate debt securities	—	9	—	9	—	8	—	8
Certificates of deposit	—	161	—	161	—	—	—	—
Commercial paper	—	902	—	902	—	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	2,663	—	2,663	—	2,685	—	2,685
U.S. government agency securities	—	168	—	168	—	110	—	110
Corporate debt securities	—	10,786	—	10,786	—	11,877	—	11,877
U.S. agency mortgage-backed securities	—	2,840	—	2,840	—	2,035	—	2,035
Commercial paper	—	1,730	—	1,730	—	727	—	727
Certificates of deposit	—	603	—	603	—	176	—	176
Equity investments:
Marketable equity securities	5	—	—	5	—	—	—	—
Assets:
Derivative assets	—	165	6	171	—	190	1	191
Total	$8,520	$20,027	$6	$28,553	$10,024	$17,808	$1	$27,833
Liabilities:
Derivative liabilities	$—	$26	$—	$26	$—	$10	$—	$10
Total	$—	$26	$—	$26	$—	$10	$—	$10
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
(d) Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of January 23, 2021 and July 25, 2020 was $4.1 billion and $4.5 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 23, 2021, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of January 23, 2021, the fair value of our senior notes was $16.8 billion with a carrying amount of $14.6 billion. This compares to a fair value of $17.4 billion and a carrying amount of $14.6 billion as of July 25, 2020. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	January 23, 2021		July 25, 2020
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$5,000	2.00%	$3,005	2.07%
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		January 23, 2021		July 25, 2020
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$2,500	2.30%	$2,500	2.30%
2.90%	March 4, 2021	500	0.92%	500	0.94%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	1.17%	500	1.21%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.04%	1,000	1.06%
3.50%	June 15, 2025	500	1.33%	500	1.37%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		14,500		14,500
Unaccreted discount/issuance costs		(84)		(88)
Hedge accounting fair value adjustments		138		171
Total		$14,554		$14,583

Reported as:
Current portion of long-term debt		$5,000		$3,005
Long-term debt		9,554		11,578
Total		$14,554		$14,583
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 23, 2021, we were in compliance with all debt covenants.
As of January 23, 2021, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining six months)	$3,000
2022	2,500
2023	500
2024	1,750
2025	500
Thereafter	6,250
Total	$14,500

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. On January 25, 2021, we entered into an amendment to the credit facility to obtain consent of the lenders to our reincorporation to Delaware. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of January 23, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility.
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

13.Derivative Instruments
(a)Summary of Derivative Instruments
We use derivative instruments primarily to manage exposures to foreign currency exchange rate, interest rate, and equity price risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates, interest rates, and equity prices. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We do, however, seek to mitigate such risks by limiting our counterparties to major financial institutions and requiring collateral in certain cases. In addition, the potential risk of loss with any one counterparty resulting from this type of credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 23, 2021	July 25, 2020	Balance Sheet Line Item	January 23, 2021	July 25, 2020
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$7	$7	Other current liabilities	$14	$2
Interest rate derivatives	Other current assets	1	6	Other current liabilities	—	—
Interest rate derivatives	Other assets	140	169	Other long-term liabilities	—	—
Total		148	182		14	2
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	17	8	Other current liabilities	12	8
Equity derivatives	Other assets	6	1	Other long-term liabilities	—	—
Total		23	9		12	8
Total		$171	$191		$26	$10

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	January 23, 2021	July 25, 2020	January 23, 2021	July 25, 2020
Short-term debt	$(501)	$(506)	$(1)	$(6)
Long-term debt	$(2,132)	$(2,159)	$(137)	$(165)
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Interest rate derivatives:
Hedged items	$14	$7	$33	$(14)
Derivatives designated as hedging instruments	(14)	(6)	(34)	16
Total	$—	$1	$(1)	$2
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Foreign currency derivatives	Other income (loss), net	$33	$(2)	$47	$(9)
Total return swaps—deferred compensation	Operating expenses and other	76	41	99	41
Equity derivatives	Other income (loss), net	9	3	14	5
Total		$118	$42	$160	$37
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	January 23, 2021	July 25, 2020
Foreign currency derivatives	$4,839	$4,315
Interest rate derivatives	2,500	2,500
Total return swaps—deferred compensation	689	580
Total	$8,028	$7,395

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of January 23, 2021 and July 25, 2020, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $22 million and $10 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of January 23, 2021 and July 25, 2020 was $141 million and $173 million, respectively. Including the effects of collateral, this results in a net derivative asset of $4 million and $8 million as of January 23, 2021 and July 25, 2020, respectively.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

14.Commitments and Contingencies
(a)Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. As of January 23, 2021 and July 25, 2020, we had total purchase commitments for inventory of $4.6 billion and $4.4 billion, respectively.
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 23, 2021 and July 25, 2020, the liability for these purchase commitments was $152 million and $141 million, respectively, and was included in other current liabilities. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $44 million and $67 million for the first six months of fiscal 2021 and 2020, respectively.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Compensation expense related to acquisitions	$59	$50	$116	$111
As of January 23, 2021, we estimated that future cash compensation expense of up to $452 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.3 billion as of each of January 23, 2021 and July 25, 2020.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 23, 2021	January 25, 2020
Balance at beginning of period	$331	$342
Provisions for warranties issued	247	283
Adjustments for pre-existing warranties	4	(3)
Settlements	(249)	(291)
Balance at end of period	$333	$331
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. During fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.7 billion and $6.6 billion for the second quarter of fiscal 2021 and 2020, respectively, and was $12.8 billion and $14.2 billion for the first six months of fiscal 2021 and 2020, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of January 23, 2021 and July 25, 2020, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $3 million and $1 million for the second quarter of fiscal 2021 and 2020, respectively, and was $8 million and $6 million for the first six months of fiscal 2021 and 2020, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 23, 2021 and July 25, 2020, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 23, 2021	July 25, 2020
Maximum potential future payments relating to financing guarantees:
Channel partner	$205	$198
End user	8	9
Total	$213	$207
Deferred revenue associated with financing guarantees:
Channel partner	$(19)	$(19)
End user	(8)	(9)
Total	$(27)	$(28)
Total	$186	$179
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
Charter Communications, Inc. (“Charter”), which acquired Time Warner Cable (“TWC”) in May 2016, is seeking indemnification from us for a final judgment obtained by Sprint Communications Company, L.P. (“Sprint”) against TWC in federal court in Kansas. Sprint sought monetary damages, alleging that TWC infringed certain Sprint patents by offering VoIP telephone services utilizing products provided by us generally in combination with those of other manufacturers. Following a trial on March 3, 2017, a jury in Kansas found that TWC willfully infringed five Sprint patents and awarded Sprint $139.8 million in damages. The Court awarded Sprint pre- and post-judgment interest of approximately $10 million and denied TWC’s post-trial motions and appeals. Charter reported that it paid the judgment in full. We resolved Charter’s indemnity claim effective February 4, 2021 for an amount that does not have a material effect on our financial position.
We also have been asked to indemnify certain of our service provider customers that have been subject to patent infringement claims asserted by Chanbond, LLC (“Chanbond”) in the United States District Court for the District of Delaware on September 21, 2015. Chanbond alleges that 13 service provider companies, including among others, Comcast Corporation, Charter Communications, Inc. (“Charter”), Time Warner Cable, Inc. (subsequently acquired by Charter), Cox Communications, Inc. (“Cox”), and Cablevision Systems Corporation, infringe three patents by providing high speed cable internet services to their customers utilizing cable modems and cable modem termination systems, consistent with the DOCSIS 3.0 standard, provided

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

by us and other manufacturers generally used in combination with each other. Chanbond seeks monetary damages and injunctive relief against the service provider customers, although two of the asserted patents expire on June 19, 2021, and the third expires on September 17, 2021. On October 13, 2020, the Court set Chanbond’s case against Cox for trial on May 17, 2021. The other cases against the remaining service provider defendants have not yet been set for trial. We believe that the service provider defendants have strong non-infringement, invalidity and other defenses and that Chanbond will not be able to meet its burden required for injunctive relief. Due to uncertainties surrounding the litigation processes, we are unable to reasonably estimate the ultimate outcome of the cases at this time, but should Chanbond prevail in its cases against the service provider defendants, we do not believe that any potential indemnity liability would be material.
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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $148 million for the alleged evasion of import and other taxes, $728 million for interest, and $366 million for various penalties, all determined using an exchange rate as of January 23, 2021.
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
China The Company is investigating allegations of a self-enrichment scheme involving now-former employees in China. Some of those employees are also alleged to have made or directed payments from the funds they received to various third parties, including employees of state-owned enterprises. The Company voluntarily disclosed this investigation to the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”). We take such allegations very seriously and we are providing results of our investigation to the DOJ and SEC. While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Centripetal has appealed the PTAB’s findings of unpatentability to the United States Court of Appeals for the Federal Circuit. Starting on May 6, 2020 and concluding on June 25, 2020, the District Court conducted a bench trial by videoconference on the claims in the five patents not subject to the IPR Proceedings, including claims in three for which the PTAB declined to institute IPR Proceedings. Centripetal sought damages, enhanced damages for willful infringement, and broad injunctive relief. On October 5, 2020, the District Court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent. The Court awarded Centripetal $1.9 billion, comprised of $755.8 million in damages, $1.1 billion in enhanced damages for willful infringement, and pre-judgment interest in the amount of $13.7 million. The Court declined to issue an injunction but, instead, awarded Centripetal a running royalty against revenue from the products found to infringe for an initial three-year term at a rate of 10%, with a minimum annual royalty of $167.7 million and a maximum annual royalty of $300.1 million, and for a second three-year term at a rate of 5%, with a minimum annual royalty of $83.9 million and a maximum annual royalty of $150.0 million. We believe that the District Court’s findings of validity, infringement, and willful infringement, its award of damages, including enhanced damages, and its award of an ongoing royalty are not supported by either the law or the evidence presented at trial. We intend to appeal the District Court’s judgment when it becomes final as to the four patents found valid and infringed to the United States Court of Appeals for the Federal Circuit, and we believe that any relief ultimately awarded would not be material. On October 28, 2020, by agreement of the parties, the District Court stayed execution of the judgment until after resolution of any appeal in the matter and waived the requirement of any bond or security; accordingly, no money is currently due under the judgment. On April 29, 2020 and April 30, 2020, Centripetal submitted complaints in the District Court of Dusseldorf in Germany against Cisco Systems GmbH and Cisco Systems, Inc., asserting three European patents seeking both injunctive relief and damages. Two of the three European patents are counterparts to two U.S. patents Centripetal asserted against us in the U.S. District Court proceedings, one of which has been invalidated by the PTAB. We believe we have strong defenses. Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, however, we are unable to reasonably estimate the ultimate outcome of the cases at this time.
Finjan On January 6, 2017, Finjan, Inc. (“Finjan”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, originally seeking injunctive relief and damages, including enhanced damages for allegations of willful infringement. Finjan alleges that Cisco’s AMP and ThreatGrid products and the URL rewrite feature of Cisco’s ESA Outbreak Filter product infringe five patents, four of which have now expired such that no injunctive relief is available on those patents. Finjan has conceded that they are not entitled to any pre-suit damages, accordingly it seeks approximately three weeks of damages for the alleged infringement of the 8,677,494 and 6,154,844 patents, approximately ten months of damages for the 6,804,780 patent, approximately three years of damages for the 7,647,633 patent, and approximately three-and-a-half years of past damages for the 8,141,154 patent and an ongoing royalty (instead of injunctive relief) until its expiration on December 12, 2025. The case is currently set for jury trial starting June 4, 2021. While we believe that we have strong non-infringement arguments, that the patents are invalid, that Finjan’s damages theories are not supported by prevailing law and that Finjan will not be able to meet its burden required for injunctive relief, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in the District Court, we believe that any damages ultimately assessed would not be material.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three U.S. patents. As of November 27, 2020, the U.S. Patent & Trademark Office preliminarily found all asserted claims unpatentable in ex parte reexamination proceedings. On January 13, 2021, the Court entered an order staying the case pending the conclusion of the ex parte reexamination proceedings. While we believe that we have strong non-infringement and invalidity arguments, and that Ramot’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in the District Court, we believe that any damages ultimately assessed would not be material.
In addition, we are subject to legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

operations, or cash flows. For additional information regarding intellectual property litigation, see “Part II, Item 1A. Risk Factors-We may be found to infringe on intellectual property rights of others” herein.

15.Shareholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.36 and $0.35 per common share, or $1.5 billion, on our outstanding common stock for each of the second quarters of fiscal 2021 and 2020. We declared and paid cash dividends of $0.72 and $0.70 per common share, or $3.0 billion, on our outstanding common stock for each of the first six months of fiscal 2021 and 2020.
On February 9, 2021, our Board of Directors declared a quarterly dividend of $0.37 per common share to be paid on April 28, 2021 to all stockholders of record as of the close of business on April 6, 2021. Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of January 23, 2021, the remaining authorized amount for stock repurchases under this program was approximately $9.2 billion with no termination date. A summary of the stock repurchase activity for fiscal 2021 and 2020 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2021
January 23, 2021	19	$42.82	$801
October 24, 2020	20	$40.44	$800

Fiscal 2020
July 25, 2020	—	$—	$—
April 25, 2020	25	$39.71	$981
January 25, 2020	18	$46.71	$870
October 26, 2019	16	$48.91	$768
There were $32 million stock repurchases that were pending settlement as of January 23, 2021. There were no stock repurchases that were pending settlement as of July 25, 2020.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.Employee Benefit Plans
(a)Employee Stock Incentive Plans
Stock Incentive Plan Program Description    As of January 23, 2021, we had one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with Cisco. The number and frequency of share-based awards are based on competitive practices, operating results of Cisco, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. On December 10, 2020, the 2005 Plan was amended to extend the term for nine years, and increase the number of shares authorized for issuance by approximately 96 million, among other items. As of January 23, 2021, the maximum number of shares issuable under the 2005 Plan over its term was increased to 790 million shares. The 2005 Plan may be terminated by the Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by the shareholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of January 23, 2021, 253 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721 million shares of our common stock have been reserved for issuance as of January 23, 2021. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. Under the Employee Stock Purchase Plan, we issued 8 million shares during the second quarter and first six months of fiscal 2021 and 9 million shares during the corresponding periods of fiscal 2020. As of January 23, 2021, 133 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Cost of sales—product	$25	$23	$49	$46
Cost of sales—service	43	36	84	70
Share-based compensation expense in cost of sales	68	59	133	116
Research and development	171	146	338	292
Sales and marketing	128	119	262	246
General and administrative	59	55	120	115
Restructuring and other charges	10	5	21	13
Share-based compensation expense in operating expenses	368	325	741	666
Total share-based compensation expense	$436	$384	$874	$782
Income tax benefit for share-based compensation	$95	$109	$176	$240
As of January 23, 2021, the total compensation cost related to unvested share-based awards not yet recognized was $4.0 billion which is expected to be recognized over approximately 2.7 years on a weighted-average basis.
(d)Restricted Stock and Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 27, 2019	100	$38.66
Granted and assumed	49	42.61
Vested	(44)	35.20	$2,045
Canceled/forfeited/other	(9)	40.45
Unvested balance at July 25, 2020	96	42.03
Granted and assumed	33	37.90
Vested	(21)	39.05	$908
Canceled/forfeited/other	(9)	41.63
Unvested balance at January 23, 2021	99	$41.35

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first six months of fiscal 2021 and 2020 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(35)	(5)	345	305
(Gains) losses reclassified out of AOCI	(24)	(5)	2	(27)
Tax benefit (expense)	24	2	(3)	23
Balance at January 23, 2021	$280	$(14)	$(484)	$(218)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2019	$—	$(14)	$(778)	$(792)
Other comprehensive income (loss) before reclassifications	168	—	(42)	126
(Gains) losses reclassified out of AOCI	(21)	2	2	(17)
Tax benefit (expense)	(17)	1	(1)	(17)
Balance at January 25, 2020	$130	$(11)	$(819)	$(700)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Income before provision for income taxes	$3,255	$3,534	$5,936	$7,220
Provision for income taxes	$710	$656	$1,217	$1,416
Effective tax rate	21.8%	18.6%	20.5%	19.6%
As of January 23, 2021, we had $2.5 billion of unrecognized tax benefits, of which $2.1 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the second quarter and first six months of fiscal 2021 and 2020, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Revenue:
Americas	$6,969	$7,013	$14,168	$14,990
EMEA	3,207	3,134	6,171	6,417
APJC	1,784	1,859	3,551	3,758
Total	$11,960	$12,005	$23,889	$25,164
Gross margin:
Americas	$4,705	$4,692	$9,552	$10,008
EMEA	2,145	2,062	4,038	4,229
APJC	1,155	1,219	2,268	2,413
Segment total	8,005	7,974	15,858	16,650
Unallocated corporate items	(221)	(210)	(493)	(422)
Total	$7,784	$7,764	$15,365	$16,228
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.2 billion for each of the second quarters of fiscal 2021 and 2020 and $12.7 billion and $13.3 billion for the first six months of fiscal 2021 and 2020, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design, manufacture, and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Revenue:
Infrastructure Platforms	$6,391	$6,567	$12,732	$14,120
Applications	1,354	1,349	2,734	2,847
Security	822	749	1,684	1,565
Other Products	4	7	9	17
Total Product	8,572	8,671	17,159	18,549
Services	3,388	3,334	6,730	6,615
Total	$11,960	$12,005	$23,889	$25,164
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior period to conform to the current year presentation.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Net income	$2,545	$2,878	$4,719	$5,804
Weighted-average shares—basic	4,223	4,242	4,227	4,244
Effect of dilutive potential common shares	11	18	12	21
Weighted-average shares—diluted	4,234	4,260	4,239	4,265
Net income per share—basic	$0.60	$0.68	$1.12	$1.37
Net income per share—diluted	$0.60	$0.68	$1.11	$1.36
Antidilutive employee share-based awards, excluded	49	29	56	32
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	% Variance		January 23, 2021	January 25, 2020	% Variance
Revenue	$11,960	$12,005	—%		$23,889	$25,164	(5)%
Gross margin percentage	65.1%	64.7%	0.4	pts	64.3%	64.5%	(0.2)	pts
Research and development	$1,527	$1,570	(3)%		$3,139	$3,236	(3)%
Sales and marketing	$2,277	$2,279	—%		$4,494	$4,759	(6)%
General and administrative	$484	$455	6%		$1,028	$974	6%
Total research and development, sales and marketing, general and administrative	$4,288	$4,304	—%		$8,661	$8,969	(3)%
Total as a percentage of revenue	35.9%	35.9%	—	pts	36.3%	35.6%	0.7	pts
Amortization of purchased intangible assets included in operating expenses	$39	$38	3%		$75	$74	1%
Restructuring and other charges included in operating expenses	$234	$42	457%		$836	$226	270%
Operating income as a percentage of revenue	26.9%	28.2%	(1.3)	pts	24.2%	27.7%	(3.5)	pts
Interest and other income (loss), net	$32	$154	(79)%		$143	$261	(45)%
Income tax percentage	21.8%	18.6%	3.2	pts	20.5%	19.6%	0.9	pts
Net income	$2,545	$2,878	(12)%		$4,719	$5,804	(19)%
Net income as a percentage of revenue	21.3%	24.0%	(2.7)	pts	19.8%	23.1%	(3.3)	pts
Earnings per share—diluted	$0.60	$0.68	(12)%		$1.11	$1.36	(18)%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
In the second quarter of fiscal 2021, we saw improving business momentum and delivered strong total gross margin in a challenging environment with the COVID-19 pandemic. As customers have accelerated their digitization and cloud investments in the wake of the pandemic, we have been focusing on executing and innovating to support and assist that transition. Total revenue was flat compared with the second quarter of fiscal 2020. Our product revenue declined in Infrastructure Platforms partially offset by growth in Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue decreased by 1% and service revenue increased by 2%. Total gross margin increased by 0.4 percentage points, driven by favorable product mix and to a lesser extent, productivity improvements, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, was flat. Operating income as a percentage of revenue decreased by 1.3 percentage points. We incurred restructuring and other charges of $234 million in the second quarter of fiscal 2021, which resulted in a decrease of 12% in net income and a decrease of 12% in diluted earnings per share.
In terms of our geographic segments, revenue from the Americas decreased $44 million, EMEA revenue increased by $73 million and APJC revenue decreased by $75 million. We continue to experience continuing weakness in emerging countries, and we expect ongoing uncertainty in this market. The “BRICM” countries experienced a product revenue decline of 13% in the aggregate, driven by decreased product revenue across each of the BRICM countries.
From a customer market standpoint, we experienced product revenue declines in the enterprise, service provider and commercial markets, partially offset by product revenue growth in the public sector market. We are seeing improvement in business momentum in the service provider, public sector and commercial markets.
From a product category perspective, the product revenue decrease of 1% was driven by declines in revenue in Infrastructure Platforms of 3%, partially offset by a product revenue increase in Security of 10%. Applications was flat.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Total revenue decreased 5%, with product revenue decreasing 7% and service revenue increasing 2%. Total gross margin decreased by 0.2 percentage points due to pricing erosion, and to a lesser extent, lower productivity benefits, partially offset by favorable impacts from product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 0.7 percentage points. Operating income as a percentage of revenue decreased by 3.5 percentage points. We incurred restructuring and other charges of $836 million in the first six months of fiscal 2021, which resulted in a decrease of 19% in net income and a decrease of 18% in diluted earnings per share.
COVID-19 Pandemic Response Summary
During this extraordinary time, our priority has been supporting our employees, customers, partners and communities, while positioning Cisco for the future. The pandemic has driven organizations across the globe to digitize their operations and support remote workforces at a faster speed and greater scale than ever before. We remain focused on providing the technology and solutions our customers need to accelerate their digital organizations. The actions we have taken and are taking include:
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
•Provided technology and financial support for non-profits, first responders, and governments.
•Donated personal protective equipment to hospital workers including N95 masks and face shields 3D-printed by Cisco volunteers around the world.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 25, 2020.
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter of fiscal 2021 (in millions):

	January 23, 2021	July 25, 2020
Cash and cash equivalents and investments	$30,588	$29,419
Deferred revenue	$20,846	$20,446
Inventories	$1,436	$1,282

	Six Months Ended
	January 23, 2021	January 25, 2020
Cash provided by operating activities	$7,070	$7,387
Repurchases of common stock—stock repurchase program	$1,601	$1,638
Dividends paid	$3,041	$2,972

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
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the second quarter and first six months of fiscal 2021. These estimates are listed in our Annual Report on Form 10-K for the year ending July 25, 2020, and include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2021 and 2020.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 21.8% and 18.6% in the second quarter of fiscal 2021 and 2020, respectively, and 20.5% and 19.6% in the first six months of fiscal 2021 and 2020, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent
Revenue:
Product	$8,572	$8,671	$(99)	(1)%	$17,159	$18,549	$(1,390)	(7)%
Percentage of revenue	71.7%	72.2%			71.8%	73.7%
Service	3,388	3,334	54	2%	6,730	6,615	115	2%
Percentage of revenue	28.3%	27.8%			28.2%	26.3%
Total	$11,960	$12,005	$(45)	—%	$23,889	$25,164	$(1,275)	(5)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent
Revenue:
Americas	$6,969	$7,013	$(44)	(1)%	$14,168	$14,990	$(822)	(5)%
Percentage of revenue	58.3%	58.4%			59.3%	59.6%
EMEA	3,207	3,134	73	2%	6,171	6,417	(246)	(4)%
Percentage of revenue	26.8%	26.1%			25.8%	25.5%
APJC	1,784	1,859	(75)	(4)%	3,551	3,758	(207)	(6)%
Percentage of revenue	14.9%	15.5%			14.9%	14.9%
Total	$11,960	$12,005	$(45)	—%	$23,889	$25,164	$(1,275)	(5)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Total revenue was flat. Product revenue decreased by 1% and service revenue increased by 2%. Our total revenue reflected declines in the Americas and APJC segments while revenue grew in the EMEA segment. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 13% product revenue decline, with decreases in each of these countries.
In addition to the impact of macroeconomic factors, including the IT spending environment and the level of spending by government entities, revenue by segment in a particular period may be significantly impacted by several factors related to revenue recognition, including the complexity of transactions such as multiple performance obligations; the mix of financing arrangements provided to channel partners and customers; and final acceptance of the product, system, or solution, among other factors. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Total revenue decreased by 5%. Product revenue decreased by 7% and service revenue increased by 2%. Our total revenue reflected declines across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 21% product revenue decline, with decreases in each of these countries.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$4,888	$4,935	$(47)	(1)%	$10,017	$10,842	$(825)	(8)%
Percentage of product revenue	57.1%	56.9%			58.4%	58.4%
EMEA	2,438	2,393	45	2%	4,648	4,951	(303)	(6)%
Percentage of product revenue	28.4%	27.6%			27.1%	26.7%
APJC	1,246	1,343	(97)	(7)%	2,494	2,757	(263)	(10)%
Percentage of product revenue	14.5%	15.5%			14.5%	14.9%
Total	$8,572	$8,671	$(99)	(1)%	$17,159	$18,549	$(1,390)	(7)%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Product revenue in the Americas segment decreased by 1%. The product revenue decrease was driven by declines in the enterprise and service provider markets. These declines were offset by growth in the public sector and commercial markets. From a country perspective, product revenue decreased by 16% in Mexico and 14% in Brazil, partially offset by growth in product revenue in Canada of 6%. Product revenue in the United States was flat.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
The decrease in product revenue in the Americas segment was driven by declines in the enterprise, commercial and service provider markets. The decreases were partially offset by product revenue growth in the public sector market. From a country perspective, product revenue decreased in the United States, Canada, Mexico and Brazil by 7%, 10%, 20% and 28%, respectively.
EMEA
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Product revenue in the EMEA segment increased by 2%, with growth in the service provider, public sector and enterprise markets partially offset by a decline in the commercial market. Product revenue from emerging countries within EMEA decreased by 13% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 7%. From a country perspective, product revenue increased by 18% in Germany and 6% in France, partially offset by a decline in product revenue of 7% in the United Kingdom.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Product revenue in the EMEA segment decreased by 6%, with declines in the commercial, enterprise and public sector markets partially offset by growth in the service provider market. Product revenue from emerging countries within EMEA decreased by 14% and product revenue for the remainder of the EMEA segment decreased by 3%. From a country perspective, product revenue declined 10% in the United Kingdom and 6% in France, partially offset by growth in product revenue of 6% in Germany.
APJC
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Product revenue in the APJC segment decreased by 7%, driven by declines in the service provider, enterprise and commercial markets partially offset by growth in the public sector market. From a country perspective, product revenue decreased in Australia, India and China by 4%, 10%, and 9%, respectively, partially offset by a product revenue increase in Japan of 3%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Product revenue in the APJC segment decreased by 10%, with declines across each of the customer markets in this geographic segment. From a country perspective, product revenue decreased in Australia, India and China by 10%, 24% and 19%, respectively, partially offset by a product revenue increase of 8% in Japan.

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. We report our product revenue in the following categories: Infrastructure Platforms, Applications, Security, and Other Products. This aligns our product categories with our evolving business model. Prior period amounts have been reclassified to conform to the current period’s presentation.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$6,391	$6,567	$(176)	(3)%	$12,732	$14,120	$(1,388)	(10)%
Applications	1,354	1,349	5	—%	2,734	2,847	(113)	(4)%
Security	822	749	73	10%	1,684	1,565	119	8%
Other Products	4	7	(3)	(39)%	9	17	(8)	(49)%
Total	$8,572	$8,671	$(99)	(1)%	$17,159	$18,549	$(1,390)	(7)%
Amounts may not sum and percentages may not recalculate due to rounding.
Infrastructure Platforms
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue decreased by 3%, or $176 million. This was the product area most impacted by the COVID-19 pandemic environment. Switching revenue was flat. We experienced revenue growth in data center switching driven by increased revenue from our Nexus 9000 Series. This product revenue growth was partially offset by declines in campus switching, although we had revenue growth in our intent-based networking Catalyst 9000 Series. We experienced a decrease in sales of routing products, with declines primarily in the service provider market. We experienced revenue growth from wireless products driven by our WiFi6 products and Meraki offerings. Revenue from data center declined primarily driven by our servers products.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Revenue from the Infrastructure Platforms product category decreased 10%, or $1.4 billion, with declines across the portfolio with the exception of wireless. Switching revenue declined in both campus switching and data center switching, although we saw revenue growth in our intent-based networking Catalyst 9000 Series and Nexus 9000 Series. The decrease in routing was driven by continued weakness in the service provider and enterprise markets. Revenue from data center decreased driven primarily by our server products.
Applications
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and AppDynamics analytics software offerings. Revenue in our Applications product category was flat, driven by double digit growth in Webex partially offset by declines in Unified Communications and Cisco TelePresence.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Revenue in our Applications product category decreased by 4%, or $113 million, with declines in Unified Communications and Cisco Telepresence partially offset by double digit growth in Webex.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Security
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Revenue in our Security product category increased 10%, or $73 million with growth across the portfolio. Our cloud security portfolio reflected strong double-digit growth and continued momentum with our Duo and Umbrella offerings.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Revenue in our Security product category increased by 8%, or $119 million, driven by growth in our cloud security portfolio reflecting growth and continued momentum with our Duo and Umbrella offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,081	$2,078	$3	—%	$4,151	$4,148	$3	—%
Percentage of service revenue	61.4%	62.3%			61.7%	62.7%
EMEA	769	741	28	4%	1,523	1,466	57	4%
Percentage of service revenue	22.7%	22.2%			22.6%	22.2%
APJC	538	515	23	4%	1,057	1,001	56	6%
Percentage of service revenue	15.9%	15.5%			15.7%	15.1%
Total	$3,388	$3,334	$54	2%	$6,730	$6,615	$115	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 2% in each of the second quarter and first six months of fiscal 2021 compared to the corresponding periods of fiscal 2020. The increases in both periods were driven by revenue growth in solution support offerings. Service revenue increased across all geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Gross margin:
Product	$5,528	$5,545	64.5%	63.9%	$10,909	$11,899	63.6%	64.1%
Service	2,256	2,219	66.6%	66.6%	4,456	4,329	66.2%	65.4%
Total	$7,784	$7,764	65.1%	64.7%	$15,365	$16,228	64.3%	64.5%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2021, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2020	63.9%	64.1%
Productivity (1)	0.6%	(0.1)%
Product pricing	(1.6)%	(1.6)%
Mix of products sold	1.7%	1.6%
Legal and indemnification charge	—%	(0.2)%
Others	(0.1)%	(0.2)%
Fiscal 2021	64.5%	63.6%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Product gross margin increased by 0.6 percentage points driven by favorable product mix and productivity improvements, partially offset by pricing erosion.
Productivity improvements were driven by cost reductions including value engineering efforts (e.g. component redesign, board configuration, test processes and transformation processes) and continued efficiency in manufacturing operations. In the second quarter of fiscal 2021, as a result of the COVID-19 pandemic, we continued to incur additional logistics costs, such as freight which had a negative impact on product gross margin. The pricing erosion was driven by typical market factors and impacted each of our geographic segments. The favorable mix was driven by changes in the proportion of products sold from each of our product categories as compared to the corresponding period of fiscal 2020.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Product gross margin decreased by 0.5 percentage points driven by pricing erosion and to a lesser extent, productivity, partially offset by favorable impacts from product mix. In the first six months of fiscal 2021, as a result of the COVID-19 pandemic, we incurred additional logistics costs, such as freight which had a negative impact on product gross margin.
Service Gross Margin
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Our service gross margin percentage was flat primarily due to higher sales volume and favorable mix of service offerings, partially offset by higher headcount-related and delivery costs.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Service gross margin percentage increased by 0.8 percentage points due to higher sales volume and favorable mix of service offerings, partially offset by increased headcount-related and delivery costs.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Gross margin:
Americas	$4,705	$4,692	67.5%	66.9%	$9,552	$10,008	67.4%	66.8%
EMEA	2,145	2,062	66.9%	65.8%	4,038	4,229	65.4%	65.9%
APJC	1,155	1,219	64.8%	65.6%	2,268	2,413	63.9%	64.2%
Segment total	8,005	7,974	66.9%	66.4%	15,858	16,650	66.4%	66.2%
Unallocated corporate items (1)	(221)	(210)			(493)	(422)
Total	$7,784	$7,764	65.1%	64.7%	$15,365	$16,228	64.3%	64.5%
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
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
We experienced a gross margin percentage increase in our Americas segment due to favorable impacts from product mix and productivity improvements, partially offset by pricing erosion.
Gross margin in our EMEA segment increased due favorable impacts from productivity improvements and product mix, partially offset by pricing erosion. Higher service gross margin also contributed to the increase in the gross margin in this geographic segment.
The APJC segment gross margin percentage decrease was due to pricing erosion, partially offset by favorable impacts from product mix. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
The Americas segment had a gross margin percentage increase driven by favorable product mix, and to a lesser extent, productivity improvements, partially offset by pricing erosion.
The gross margin percentage decrease in our EMEA segment was due to pricing erosion, partially offset by favorable product mix and productivity improvements.
The APJC segment gross margin percentage decrease was driven by pricing erosion, partially offset by productivity improvements and favorable product mix.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent	January 23, 2021	January 25, 2020	Variance in Dollars	Variance in Percent
Research and development	$1,527	$1,570	$(43)	(3)%	$3,139	$3,236	$(97)	(3)%
Percentage of revenue	12.8%	13.1%			13.1%	12.9%
Sales and marketing	2,277	2,279	(2)	—%	4,494	4,759	(265)	(6)%
Percentage of revenue	19.0%	19.0%			18.8%	18.9%
General and administrative	484	455	29	6%	1,028	974	54	6%
Percentage of revenue	4.0%	3.8%			4.3%	3.9%
Total	$4,288	$4,304	$(16)	—%	$8,661	$8,969	$(308)	(3)%
Percentage of revenue	35.9%	35.9%			36.3%	35.6%
R&D Expenses
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
R&D expenses decreased due to lower headcount-related expenses, contracted services spending and discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
R&D expenses decreased primarily due to lower discretionary spending and headcount-related expenses, partially offset by higher share-based compensation expense.
Sales and Marketing Expenses
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Sales and marketing expenses were flat due to higher headcount-related expenses and contracted services spending, partially offset by lower discretionary spending.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Sales and marketing expenses decreased primarily due to lower discretionary spending and lower acquisition-related costs partially offset by higher headcount-related expenses.
G&A Expenses
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
G&A expenses increased due to the impact from the gain recognized on the sale of property that had been held for sale in the second quarter of fiscal 2020, partially offset by lower contracted services spending, lower headcount-related expenses and lower discretionary spending.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
G&A expenses increased due to the impact from the gain recognized on the sale of property that had been held for sale in the second quarter of fiscal 2020, partially offset by lower acquisition-related costs and lower discretionary spending.
Effect of Foreign Currency
In the second quarter of fiscal 2021, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $29 million, or 0.7%, compared with the second quarter of fiscal 2020.
In the first six months of fiscal 2021, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $43 million or 0.5%, compared with the first six months of fiscal 2020.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Amortization of purchased intangible assets:
Cost of sales	$156	$165	$326	$331
Operating expenses	39	38	75	74
Total	$195	$203	$401	$405
For each of the second quarter and first six months of fiscal 2021, the decrease was primarily due to lower amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
In the first quarter of fiscal 2021, we initiated a restructuring plan, which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with this restructuring plan, we incurred charges of $232 million and $834 million for the second quarter and first six months of fiscal 2021. We expect the plan to be substantially completed in fiscal 2021 and estimate it will generate cost savings of approximately $1.0 billion on an annualized basis over the next few quarters.
We initiated a restructuring plan during fiscal 2020 in order to realign the organization and enable further investment in key priority areas. In connection with this restructuring plan, we have incurred cumulative charges of $257 million. We expect this restructuring plan to be substantially completed in fiscal 2021.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 23, 2021	January 25, 2020	January 23, 2021	January 25, 2020
Operating income	$3,223	$3,380	$5,793	$6,959
Operating income as a percentage of revenue	26.9%	28.2%	24.2%	27.7%
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
Operating income decreased by 5%, and as a percentage of revenue operating income decreased by 1.3 percentage points. These changes resulted primarily from higher restructuring and other charges, partially offset by a gross margin percentage increase (driven by favorable product mix and productivity improvements, partially offset by pricing erosion).
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
Operating income decreased by 17%, and as a percentage of revenue operating income decreased by 3.5 percentage points. These changes resulted primarily from a revenue decrease, higher restructuring and other charges and a gross margin percentage decrease (driven by pricing erosion).

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	January 23, 2021	January 25, 2020	Variance in Dollars
Interest income	$161	$242	$(81)	$335	$515	$(180)
Interest expense	(113)	(158)	45	(225)	(336)	111
Interest income (expense), net	$48	$84	$(36)	$110	$179	$(69)
For each of the second quarter and first six months of fiscal 2021, interest income decreased driven by lower yields on our portfolio. The decrease in interest expense was driven by a lower average debt balance and the impact of lower effective interest rates.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 23, 2021	January 25, 2020	Variance in Dollars	January 23, 2021	January 25, 2020	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$9	$11	$(2)	$24	$21	$3
Marketable equity investments	—	—	—	(1)	—	(1)
Non-marketable equity and other investments	(17)	81	(98)	25	91	(66)
Net gains (losses) on investments	(8)	92	(100)	48	112	(64)
Other gains (losses), net	(8)	(22)	14	(15)	(30)	15
Other income (loss), net	$(16)	$70	$(86)	$33	$82	$(49)
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher net realized losses, offset by higher net unrealized gains, and lower impairment charges. The change in other gains (losses), net was driven by impacts from foreign exchange and our equity derivatives.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher net realized losses, offset by higher net unrealized gains and lower impairment charges. The change in other gains (losses), net was primarily driven by the impacts from foreign exchange and our equity derivatives.
Provision for Income Taxes
Three Months Ended January 23, 2021 Compared with Three Months Ended January 25, 2020
The provision for income taxes resulted in an effective tax rate of 21.8% for the second quarter of fiscal 2021 compared with 18.6% for the second quarter of fiscal 2020. The increase in the effective tax rate was primarily due to a foreign tax audit settlement expense and a decrease in excess tax benefits from share-based compensation in the second quarter of fiscal 2021 as compared to the second quarter of fiscal 2020.
Our effective tax rate will increase or decrease based upon the tax effect of the difference between the share-based compensation expenses and the benefits taken on the company's tax returns. We recognize excess tax benefits on a discrete basis and therefore anticipate the effective tax rate to vary from quarter to quarter depending on our share price in each period.
Six Months Ended January 23, 2021 Compared with Six Months Ended January 25, 2020
The provision for income taxes resulted in an effective tax rate of 20.5% for the first six months of fiscal 2021 compared with 19.6% for the first six months of fiscal 2020. The increase in effective tax rate was primarily due to a decrease in excess tax benefits from share-based compensation in fiscal 2021 as compared to fiscal 2020.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 23, 2021	July 25, 2020	Increase (Decrease)
Cash and cash equivalents	$11,793	$11,809	$(16)
Available-for-sale debt investments	18,790	17,610	1,180
Marketable equity securities	5	—	5
Total	$30,588	$29,419	$1,169
The net increase in cash and cash equivalents and investments in the first six months of fiscal 2021 was primarily driven by cash provided by operating activities of $7.1 billion. This source of cash was partially offset by cash returned to shareholders in the form of repurchases of common stock of $1.6 billion and cash dividends of $3.0 billion; net cash paid for acquisitions and divestitures of $0.9 billion and capital expenditures of $0.4 billion.
In addition to cash requirements in the normal course of business, on July 9, 2019 we announced our intent to acquire Acacia. On January 14, 2021, we announced an amendment to the definitive merger agreement. Under the amended agreement, we have agreed to acquire Acacia for a net purchase consideration of approximately $4.5 billion on a fully diluted basis, net of cash and marketable securities. Additionally, approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries is payable in less than one year. Also, $5.0 billion of long-term debt outstanding at January 23, 2021 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 23, 2021	January 25, 2020
Net cash provided by operating activities	$7,070	$7,387
Acquisition of property and equipment	(358)	(391)
Free cash flow	$6,712	$6,996

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2021
January 23, 2021	$0.36	$1,521	19	$42.82	$801	$2,322
October 24, 2020	$0.36	$1,520	20	$40.44	$800	$2,320

Fiscal 2020
July 25, 2020	$0.36	$1,525	—	$—	$—	$1,525
April 25, 2020	$0.36	$1,519	25	$39.71	$981	$2,500
January 25, 2020	$0.35	$1,486	18	$46.71	$870	$2,356
October 26, 2019	$0.35	$1,486	16	$48.91	$768	$2,254
On February 9, 2021, our Board of Directors declared a quarterly dividend of $0.37 per common share to be paid on April 28, 2021 to all stockholders of record as of the close of business on April 6, 2021. Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $9.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	January 23, 2021	July 25, 2020	Increase (Decrease)
Accounts receivable, net	$4,307	$5,472	$(1,165)
Our accounts receivable net, as of January 23, 2021 decreased by approximately 21%, as compared with the end of fiscal 2020, primarily due to timing and amount of product and service billings in the second quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	January 23, 2021	July 25, 2020	Increase (Decrease)
Inventories	$1,436	$1,282	$154
Purchase commitments with contract manufacturers and suppliers	$4,588	$4,406	$182
Inventory as of January 23, 2021 increased by 12% from our inventory balance at the end of fiscal 2020. The increase in inventory was primarily due to an increase in raw materials and finished goods. Purchase commitments with contract

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

manufacturers and suppliers increased 4% compared to the end of fiscal 2020. On a combined basis, inventories and purchase commitments with contract manufacturers and suppliers increased 6% compared with the end of fiscal 2020. We believe our inventory and purchase commitments levels are in line with our current demand forecasts.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 23, 2021	July 25, 2020	Increase (Decrease)
Lease receivables, net	$1,840	$2,088	$(248)
Loan receivables, net	5,721	5,856	(135)
Financed service contracts, net	2,566	2,821	(255)
Total, net	$10,127	$10,765	$(638)
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
The volume of channel partner financing was $12.8 billion and $14.2 billion for the first six months of fiscal 2021 and 2020, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of January 23, 2021 and July 25, 2020, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 23, 2021, the total maximum potential future payments related to these guarantees was approximately $213 million, of which approximately $27 million was recorded as deferred revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 23, 2021	July 25, 2020
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$2,500	$2,500
2.90%	March 4, 2021	500	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$14,500	$14,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 23, 2021.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of January 23, 2021 and July 25, 2020.
Credit Facility On May 15, 2020, we entered into a 364-day credit agreement with certain institutional lenders that provides for a $2.75 billion unsecured revolving credit facility that is scheduled to expire on May 14, 2021. On January 25, 2021, we entered into an amendment to the credit facility to obtain consent of the lenders to our reincorporation to Delaware. The credit agreement is structured as an amendment and restatement of our five-year credit facility which would have terminated on May 15, 2020, the end of its five-year term. As of January 23, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit facility. Any advances under the credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (i) the highest of (a) the Federal Funds rate plus 0.50%, (b) Bank of America’s “prime rate” as announced from time to time, or (c) LIBOR, or a comparable or successor rate that is approved by the Administrative Agent (“Eurocurrency Rate”), for an interest period of one month plus 1.00%, or (ii) the Eurocurrency Rate, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the Eurocurrency Rate be less than 0.25%. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion. This credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 23, 2021	July 25, 2020	Increase (Decrease)
Product	$8,332	$7,895	$437
Service	12,514	12,551	(37)
Total	$20,846	$20,446	$400
Reported as:
Current	$11,552	$11,406	$146
Noncurrent	9,294	9,040	254
Total	$20,846	$20,446	$400

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The slight decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	January 23, 2021	July 25, 2020	Increase (Decrease)
Product	$11,666	$11,261	$405
Service	16,512	17,093	(581)
Total	$28,178	$28,354	$(176)
Total remaining performance obligations decreased 1% in the first six months of fiscal 2021 compared to the end of fiscal 2020. Remaining performance obligations for product increased 4% compared to the end of fiscal 2020. Remaining performance obligations for service decreased 3%.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of January 23, 2021 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $6.9 billion. Approximately $0.7 billion is payable in less than one year; $2.1 billion is payable between 1 to 3 years; and $4.1 billion is payable between 3 to 5 years.
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
We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.3 billion as of each of January 23, 2021 and July 25, 2020.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of January 23, 2021 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of January 23, 2021. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of January 23, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 23, 2021, our financing receivables had a carrying value of $10.1 billion, compared with $10.8 billion as of July 25, 2020. As of January 23, 2021, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 23, 2021, we had $14.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $14.6 billion, and the related fair value based on market prices was $16.8 billion. As of January 23, 2021, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.5 billion of hedged debt, by a decrease or increase of approximately $0.5 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $5 million as of January 23, 2021. We had no outstanding marketable equity securities as of July 25, 2020.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in non-marketable equity and other investments was $1.3 billion as of each of January 23, 2021 and July 25, 2020. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 23, 2021		July 25, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,032	$14	$2,441	$1
Sold	$1,807	$(16)	$1,874	$4
At January 23, 2021 and July 25, 2020, we had no option contracts outstanding.
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2021, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $43 million, or 0.5%, compared with the first six months of fiscal 2020. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The global macroeconomic environment continues to be challenging and inconsistent, and is being significantly impacted by the COVID-19 pandemic. During fiscal 2020 and the first quarter of fiscal 2021, we continued to see a broad-based weakening in the global macroeconomic environment which impacted our commercial and enterprise markets. We also experienced continuing weakness in emerging countries, and we expect ongoing uncertainty in this market. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world including as a result of the United Kingdom “Brexit” withdrawal from the European Union, the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic; a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. We have experienced longer than normal lead times in the past. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition.
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations. We may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed. For example, there is currently a market shortage of semiconductor supply which could affect the price of that supply, or which could cause a disruption in our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner.
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
Our level of product gross margins declined in the first half of fiscal 2021 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in the first half of fiscal 2021 and in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including the current economic challenges in China and global economic ramifications of Chinese economic difficulties; instability as a result of Brexit; environmental protection regulations, trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics such as the COVID-19 pandemic which could continue to affect customer purchasing decisions; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
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
As of the end of the second quarter of fiscal 2021, we have senior unsecured notes outstanding in an aggregate principal amount of $14.5 billion that mature at specific dates from calendar year 2021 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of January 23, 2021. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 25, 2020 to November 21, 2020	5	$38.36	5	$9,854
November 22, 2020 to December 19, 2020	6	$43.85	6	$9,574
December 20, 2020 to January 23, 2021	8	$44.86	8	$9,240
Total	19	$42.82	19
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $9.2 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 25, 2021 by and between Cisco Systems, Inc., a California corporation, and Cisco Systems (DE), Inc., a Delaware corporation	8-K12B	001-39940	2.1	1/25/2021
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.2	1/25/2021
4.1	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee					X
4.2	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee					X
4.3	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company					X
10.1*	Letter Agreement by and between Cisco Systems, Inc. and R. Scott Herren	8-K	000-18225	10.1	11/13/2020
10.2*	Transition Agreement by and between Cisco Systems, Inc. and Kelly A. Kramer	8-K	000-18225	10.2	11/13/2020
10.3
First Amendment to Amended and Restated Credit Agreement and Consent, dated as of January 25, 2021, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent
X
10.4*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021
10.5*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.6*	Cisco Systems, Inc. Deferred Compensation Plan, as amended					X
10.7*	Cisco Systems, Inc. Employee Stock Purchase Plan					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 16, 2021	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)