Form 10-Q
period 2021-05-01
CISCO SYSTEMS, INC.
filed 2021-05-25
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended May 1, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 20, 2021: 4,214,204,641
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended May 1, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	May 1, 2021	July 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$7,350	$11,809
Investments	16,229	17,610
Accounts receivable, net of allowance for doubtful accounts of $110 at May 1, 2021 and $143 at July 25, 2020	4,425	5,472
Inventories	1,579	1,282
Financing receivables, net	4,648	5,051
Other current assets	2,829	2,349
Total current assets	37,060	43,573
Property and equipment, net	2,367	2,453
Financing receivables, net	5,068	5,714
Goodwill	37,690	33,806
Purchased intangible assets, net	3,716	1,576
Deferred tax assets	4,070	3,990
Other assets	3,925	3,741
TOTAL ASSETS	$93,896	$94,853
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,000	$3,005
Accounts payable	2,440	2,218
Income taxes payable	753	839
Accrued compensation	3,327	3,122
Deferred revenue	11,492	11,406
Other current liabilities	4,250	4,741
Total current liabilities	24,262	25,331
Long-term debt	9,532	11,578
Income taxes payable	8,247	8,837
Deferred revenue	9,397	9,040
Other long-term liabilities	2,253	2,147
Total liabilities	53,691	56,933
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock, $0.001 par value, and additional paid-in capital: 20,000 shares authorized; 4,215 and 4,237 shares issued and outstanding at May 1, 2021 and July 25, 2020, respectively	41,949	41,202
Accumulated deficit	(1,456)	(2,763)
Accumulated other comprehensive loss	(288)	(519)
Total equity	40,205	37,920
TOTAL LIABILITIES AND EQUITY	$93,896	$94,853
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
REVENUE:
Product	$9,139	$8,597	$26,298	$27,146
Service	3,664	3,386	10,394	10,001
Total revenue	12,803	11,983	36,692	37,147
COST OF SALES:
Product	3,422	3,120	9,672	9,770
Service	1,196	1,092	3,470	3,378
Total cost of sales	4,618	4,212	13,142	13,148
GROSS MARGIN	8,185	7,771	23,550	23,999
OPERATING EXPENSES:
Research and development	1,697	1,546	4,836	4,782
Sales and marketing	2,317	2,192	6,811	6,951
General and administrative	603	457	1,631	1,431
Amortization of purchased intangible assets	61	34	136	108
Restructuring and other charges	42	128	878	354
Total operating expenses	4,720	4,357	14,292	13,626
OPERATING INCOME	3,465	3,414	9,258	10,373
Interest income	153	218	488	733
Interest expense	(111)	(130)	(336)	(466)
Other income (loss), net	84	(58)	117	24
Interest and other income (loss), net	126	30	269	291
INCOME BEFORE PROVISION FOR INCOME TAXES	3,591	3,444	9,527	10,664
Provision for income taxes	728	670	1,945	2,086
NET INCOME	$2,863	$2,774	$7,582	$8,578

Net income per share:
Basic	$0.68	$0.66	$1.79	$2.02
Diluted	$0.68	$0.65	$1.79	$2.01
Shares used in per-share calculation:
Basic	4,219	4,230	4,224	4,239
Diluted	4,238	4,243	4,237	4,258

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Net income	$2,863	$2,774	$7,582	$8,578
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $30 and $47 for the third quarter and first nine months of fiscal 2021, respectively, and $3 and $(26) for the corresponding periods of fiscal 2020, respectively	(85)	4	(103)	143
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $5 and $12 for the third quarter and first nine months of fiscal 2021, respectively and $2 and $14 for the corresponding periods of fiscal 2020, respectively	(17)	3	(34)	(6)
	(102)	7	(137)	137
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(5) and $(4) for the third quarter and first nine months of fiscal 2021, and $(2) and $(1) for the corresponding periods of fiscal 2020, respectively	16	12	12	13
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $1 and $2 for the third quarter and first nine months of fiscal 2021, respectively, and $0 for each of the corresponding periods of fiscal 2020	(6)	(1)	(10)	1
	10	11	2	14
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $2 and $(1) for the third quarter and first nine months of fiscal 2021, respectively, and $3 and $2 for the corresponding periods of fiscal 2020, respectively	22	(427)	366	(468)
Other comprehensive income (loss)	(70)	(409)	231	(317)
Comprehensive income	$2,793	$2,365	$7,813	$8,261
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	May 1, 2021	April 25, 2020
Cash flows from operating activities:
Net income	$7,582	$8,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,373	1,364
Share-based compensation expense	1,337	1,170
Provision (benefit) for receivables	(4)	60
Deferred income taxes	(89)	103
(Gains) losses on divestitures, investments and other, net	(201)	(185)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,250	774
Inventories	(260)	143
Financing receivables	1,160	380
Other assets	(233)	145
Accounts payable	24	324
Income taxes, net	(828)	(700)
Accrued compensation	145	(220)
Deferred revenue	263	333
Other liabilities	(569)	(645)
Net cash provided by operating activities	10,950	11,624
Cash flows from investing activities:
Purchases of investments	(7,855)	(6,880)
Proceeds from sales of investments	2,724	4,737
Proceeds from maturities of investments	6,445	5,708
Acquisitions, net of cash and cash equivalents acquired and divestitures	(6,333)	(237)
Purchases of investments in privately held companies	(138)	(143)
Return of investments in privately held companies	96	213
Acquisition of property and equipment	(530)	(562)
Proceeds from sales of property and equipment	14	175
Other	(56)	(10)
Net cash (used in) provided by investing activities	(5,633)	3,001
Cash flows from financing activities:
Issuances of common stock	307	335
Repurchases of common stock—repurchase program	(2,096)	(2,659)
Shares repurchased for tax withholdings on vesting of restricted stock units	(419)	(519)
Short-term borrowings, original maturities of 90 days or less, net	—	(3,470)
Repayments of debt	(3,000)	(5,220)
Dividends paid	(4,601)	(4,491)
Other	39	(3)
Net cash used in financing activities	(9,770)	(16,027)
Net decrease in cash, cash equivalents, and restricted cash	(4,453)	(1,402)
Cash, cash equivalents, and restricted cash, beginning of period	11,812	11,772
Cash, cash equivalents, and restricted cash, end of period	$7,359	$10,370

Supplemental cash flow information:
Cash paid for interest	$377	$519
Cash paid for income taxes, net	$2,862	$2,683

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended May 1, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 23, 2021	4,221	$41,690	$(2,351)	$(218)	$39,121
Net income			2,863		2,863
Other comprehensive loss				(70)	(70)
Issuance of common stock	6	1			1
Repurchase of common stock	(10)	(103)	(407)		(510)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(102)			(102)
Cash dividends declared ($0.37 per common share)			(1,561)		(1,561)
Share-based compensation		463			463
Balance at May 1, 2021	4,215	$41,949	$(1,456)	$(288)	$40,205

Nine Months Ended May 1, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			7,582		7,582
Other comprehensive income				231	231
Issuance of common stock	37	307			307
Repurchase of common stock	(49)	(478)	(1,633)		(2,111)
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	(419)			(419)
Cash dividends declared ($1.09 per common share)			(4,604)		(4,604)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		1,337			1,337
Balance at May 1, 2021	4,215	$41,949	$(1,456)	$(288)	$40,205

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
At our annual meeting of shareholders held on December 10, 2020, shareholders voted to approve changing our state of incorporation from California to Delaware. The reincorporation became effective January 25, 2021.
We have prepared the accompanying financial data as of May 1, 2021 and for the third quarter and first nine months of fiscal 2021 and 2020, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The July 25, 2020 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 25, 2020.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of May 1, 2021, the results of operations, the statements of comprehensive income (loss) and the statements of equity for the third quarter and first nine months of fiscal 2021 and 2020, and the statements of cash flows for the first nine months of fiscal 2021 and 2020, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2021 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of May 1, 2021 and July 25, 2020 was $61 million and $79 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.

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

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Revenue:
Infrastructure Platforms	$6,832	$6,447	$19,564	$20,566
Applications	1,426	1,363	4,160	4,211
Security	876	778	2,559	2,343
Other Products	6	9	15	27
Total Product	9,139	8,597	26,298	27,146
Services	3,664	3,386	10,394	10,001
Total	$12,803	$11,983	$36,692	$37,147
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
(b)Contract Balances
Accounts receivable, net was $4.4 billion as of May 1, 2021 compared to $5.5 billion as of July 25, 2020, as reported on the Consolidated Balance Sheets.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $1.3 billion and $1.2 billion as of May 1, 2021 and July 25, 2020, respectively, and were included in other current assets and other assets.
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

May 1, 2021
1 to 4	$379
5 to 6	840
7 and Higher	91
Total	$1,310
Contract liabilities consist of deferred revenue. Deferred revenue was $20.9 billion as of May 1, 2021 compared to $20.4 billion as of July 25, 2020. We recognized approximately $2.6 billion and $9.5 billion of revenue during the third quarter and first nine months of fiscal 2021, respectively, that was included in the deferred revenue balance at July 25, 2020.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $893 million and $732 million as of May 1, 2021 and July 25, 2020, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $134 million and $386 million for the third quarter and first nine months of fiscal 2021, respectively, and $118 million and $356 million for the corresponding periods of fiscal 2020, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.Acquisitions and Divestitures
We completed eight acquisitions during the first nine months of fiscal 2021. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Acacia	$4,983	$447	$2,160	$2,376
Others	1,739	(101)	567	1,273
Total	$6,722	$346	$2,727	$3,649
On March 1, 2021, we completed our acquisition of Acacia Communications, Inc. (“Acacia”), a public fabless semiconductor company that develops, manufactures and sells high-speed coherent optical interconnect products that are designed to transform communications networks through improvements in performance, capacity and cost. Revenue from the Acacia acquisition has been included in our Infrastructure Platforms product category.
The total purchase consideration related to our acquisitions completed during the first nine months of fiscal 2021 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $315 million. Total transaction costs related to acquisition and divestiture activities were $30 million and $13 million for the first nine months of fiscal 2021 and 2020, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first nine months of fiscal 2021 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2021 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of May 1, 2021 and during the first nine months of fiscal 2021 (in millions):

	Balance at July 25, 2020	Acquisitions & Divestitures	Foreign Currency Translation and Other	Balance at May 1, 2021
Americas	$21,304	$1,902	$157	$23,363
EMEA	8,040	869	59	8,968
APJC	4,462	863	34	5,359
Total	$33,806	$3,634	$250	$37,690

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2021 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Acacia	4.0	$1,290	4.0	$490	3.1	$35	$345	$2,160
Others	4.3	395	4.7	143	3.3	29	—	567
Total		$1,685		$633		$64	$345	$2,727
The following tables present details of our purchased intangible assets (in millions):

May 1, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,594	$(1,348)	$2,246
Customer relationships	1,364	(460)	904
Other	71	(10)	61
Total purchased intangible assets with finite lives	5,029	(1,818)	3,211
In-process research and development, with indefinite lives	505	—	505
Total	$5,534	$(1,818)	$3,716

July 25, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,298	$(2,336)	$962
Customer relationships	760	(365)	395
Other	26	(20)	6
Total purchased intangible assets with finite lives	4,084	(2,721)	1,363
In-process research and development, with indefinite lives	213	—	213
Total	$4,297	$(2,721)	$1,576
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Amortization of purchased intangible assets:
Cost of sales	$187	$163	$513	$494
Operating expenses	61	34	136	108
Total	$248	$197	$649	$602

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of May 1, 2021 is as follows (in millions):

Fiscal Year	Amount
2021 (remaining three months)	$288
2022	$986
2023	$829
2024	$705
2025	$355
Thereafter	$48

6.Restructuring and Other Charges
We initiated a restructuring plan in the first quarter of fiscal 2021 (the “Fiscal 2021 Plan”), which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with the Fiscal 2021 Plan, we incurred charges of $35 million and $869 million for the third quarter and first nine months of fiscal 2021, respectively.
We initiated a restructuring plan in fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $300 million. In connection with the Fiscal 2020 Plan, we have incurred cumulative charges of $264 million.
The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect to substantially complete both plans in fiscal 2021.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$58	$14	$—	$—	$72
Charges	—	9	828	41	878
Cash payments	(58)	(5)	(801)	(4)	(868)
Non-cash items	—	(1)	—	(31)	(32)
Liability as of May 1, 2021	$—	$17	$27	$6	$50

	FISCAL 2018 AND PRIOR PLANS		FISCAL 2020 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2019	$22	$11	$—	$—	$33
Charges	209	17	116	12	354
Cash payments	(217)	(2)	(35)	(6)	(260)
Non-cash items	—	(23)	—	(6)	(29)
Liability as of April 25, 2020	$14	$3	$81	$—	$98

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):

	May 1, 2021	July 25, 2020
Cash and cash equivalents	$7,350	$11,809
Restricted cash included in other current assets	6	—
Restricted cash included in other assets	3	3
Total cash, cash equivalents, and restricted cash	$7,359	$11,812

Inventories:
Raw materials	$723	$456
Work in process	37	25
Finished goods:
Deferred cost of sales	73	59
Manufactured finished goods	546	542
Total finished goods	619	601
Service-related spares	188	184
Demonstration systems	12	16
Total	$1,579	$1,282
Our provision for inventory was $91 million and $49 million for the first nine months of fiscal 2021 and 2020, respectively.

Property and equipment, net:
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,309	$4,252
Computer equipment and related software	867	875
Production, engineering, and other equipment	5,146	5,163
Operating lease assets	311	337
Furniture, fixtures and other	376	387
Total gross property and equipment	11,009	11,014
Less: accumulated depreciation and amortization	(8,642)	(8,561)
Total	$2,367	$2,453

Deferred revenue:
Product	$8,698	$7,895
Service	12,191	12,551
Total	$20,889	$20,446
Reported as:
Current	$11,492	$11,406
Noncurrent	9,397	9,040
Total	$20,889	$20,446

Remaining Performance Obligations:
Product	$11,903	$11,261
Service	16,235	17,093
Total	$28,138	$28,354
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of May 1, 2021, the aggregate amount of RPO was comprised of $20.9 billion of deferred revenue and $7.2 billion of unbilled contract revenue. We expect approximately 53% of this amount to be recognized as revenue over the next 12 months. As of July 25, 2020, the aggregate amount of RPO was comprised of $20.4 billion of deferred revenue and $7.9 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	May 1, 2021	July 25, 2020
Operating lease right-of-use assets	Other assets	$928	$921

Operating lease liabilities	Other current liabilities	$335	$341
Operating lease liabilities	Other long-term liabilities	671	661
Total operating lease liabilities		$1,006	$1,002
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Operating lease expense	$105	$101	$306	$315
Short-term lease expense	14	18	49	51
Variable lease expense	42	37	131	116
Total lease expense	$161	$156	$486	$482
Supplemental information related to our operating leases is as follows (in millions):

	Nine Months Ended
	May 1, 2021	April 25, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$306	$309
Right-of-use assets obtained in exchange for operating leases liabilities	$270	$120
The weighted-average lease term was 4.1 years and 4.0 years as of May 1, 2021 and July 25, 2020, respectively. The weighted-average discount rate was 0.9% and 1.5% as of May 1, 2021 and July 25, 2020, respectively.
The maturities of our operating leases (undiscounted) as of May 1, 2021 are as follows (in millions):

Fiscal Year	Amount
2021 (remaining three months)	$95
2022	321
2023	245
2024	161
2025	96
Thereafter	107
Total lease payments	1,025
Less interest	(19)
Total	$1,006

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for the third quarter and first nine months of fiscal 2021 was $19 million and $59 million, respectively, and $23 million and $72 million for the corresponding periods of fiscal 2020, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of May 1, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining three months)	$77
2022	727
2023	467
2024	272
2025	151
Thereafter	38
Total	1,732
Less: Present value of lease payments	1,642
Unearned income	$90
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	May 1, 2021	July 25, 2020
Operating lease assets	$311	$337
Accumulated depreciation	(187)	(198)
Operating lease assets, net	$124	$139
Our operating lease income for the third quarter and first nine months of fiscal 2021 was $36 million and $119 million, respectively, and $49 million and $143 million for the corresponding periods of fiscal 2020, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of May 1, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining three months)	$23
2022	46
2023	23
2024	5
Total	$97

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
A summary of our financing receivables is presented as follows (in millions):

May 1, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,732	$5,638	$2,461	$9,831
Residual value	111	—	—	111
Unearned income	(90)	—	—	(90)
Allowance for credit loss	(40)	(91)	(5)	(136)
Total, net	$1,713	$5,547	$2,456	$9,716
Reported as:
Current	$783	$2,609	$1,256	$4,648
Noncurrent	930	2,938	1,200	5,068
Total, net	$1,713	$5,547	$2,456	$9,716

July 25, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,127	$5,937	$2,830	$10,894
Residual value	123	—	—	123
Unearned income	(114)	—	—	(114)
Allowance for credit loss	(48)	(81)	(9)	(138)
Total, net	$2,088	$5,856	$2,821	$10,765
Reported as:
Current	$918	$2,692	$1,441	$5,051
Noncurrent	1,170	3,164	1,380	5,714
Total, net	$2,088	$5,856	$2,821	$10,765

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Credit Quality of Financing Receivables
Gross financing receivables(1) categorized by our internal credit risk rating by period of origination as of May 1, 2021 are summarized as follows (in millions):

		Fiscal Year				Nine Months Ended
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	May 1, 2021	Total
Lease Receivables:
1 to 4	$5	$34	$126	$209	$292	$101	$767
5 to 6	7	29	92	227	324	154	833
7 and Higher	1	2	4	11	20	4	42
Total Lease Receivables	$13	$65	$222	$447	$636	$259	$1,642

Loan Receivables:
1 to 4	$7	$114	$321	$672	$1,134	$1,377	$3,625
5 to 6	3	33	112	270	596	855	1,869
7 and Higher	1	3	6	57	49	28	144
Total Loan Receivables	$11	$150	$439	$999	$1,779	$2,260	$5,638

Financed Service Contracts:
1 to 4	$1	$42	$33	$144	$316	$951	$1,487
5 to 6	—	13	37	151	349	400	950
7 and Higher	—	—	1	9	10	4	24
Total Financed Service Contracts	$1	$55	$71	$304	$675	$1,355	$2,461

Total	$25	$270	$732	$1,750	$3,090	$3,874	$9,741
(1) Lease receivables calculated as gross lease receivables, excluding residual value, less unearned income.
The following table summarizes our gross receivables categorized by our internal credit risk rating as of July 25, 2020 and was not restated to reflect the impact of adoption of the accounting standards update on Credit Losses on Financial Instruments:

	INTERNAL CREDIT RISK RATING
July 25, 2020	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$992	$952	$69	$2,013
Loan receivables	3,808	1,961	168	5,937
Financed service contracts	1,645	1,153	32	2,830
Total	$6,445	$4,066	$269	$10,780
The following tables present the aging analysis of gross receivables as of May 1, 2021 and July 25, 2020 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
May 1, 2021	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$23	$16	$47	$86	$1,556	$1,642	$13	$28	$28
Loan receivables	91	12	53	156	5,482	5,638	8	39	39
Financed service contracts	68	6	53	127	2,334	2,461	14	3	3
Total	$182	$34	$153	$369	$9,372	$9,741	$35	$70	$70

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
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended May 1, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 23, 2021	$43	$96	$9	$148
Provisions (benefits)	(2)	(4)	(4)	(10)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Other	—	—	—	—
Allowance for credit loss as of May 1, 2021	$40	$91	$5	$136

Nine months ended May 1, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(9)	(7)	(3)	(19)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Other	2	18	(1)	19
Allowance for credit loss as of May 1, 2021	$40	$91	$5	$136

Three months ended April 25, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 25, 2020	$42	$95	$8	$145
Provisions (benefits)	(4)	(5)	(2)	(11)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Foreign exchange and other	(1)	(3)	—	(4)
Allowance for credit loss as of April 25, 2020	$36	$86	$6	$128

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine months ended April 25, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	(8)	37	(2)	27
Recoveries (write-offs), net	(2)	(18)	—	(20)
Foreign exchange and other	—	(4)	(1)	(5)
Allowance for credit loss as of April 25, 2020	$36	$86	$6	$128

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

May 1, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,881	$22	$—	$1,903
U.S. government agency securities	167	—	—	167
Non-U.S. government and agency securities	3	—	—	3
Corporate debt securities	9,329	218	(35)	9,512
U.S. agency mortgage-backed securities	2,788	35	(13)	2,810
Commercial paper	1,333	—	—	1,333
Certificates of deposit	440	—	—	440
Total (1)	$15,941	$275	$(48)	$16,168

July 25, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,614	$71	$—	$2,685
U.S. government agency securities	110	—	—	110
Corporate debt securities	11,549	334	(6)	11,877
U.S. agency mortgage-backed securities	1,987	49	(1)	2,035
Commercial paper	727	—	—	727
Certificates of deposit	176	—	—	176
Total	$17,163	$454	$(7)	$17,610
(1) Net unsettled investment sales were $262 million as of May 1, 2021 and were included in other current assets.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Gross realized gains	$24	$20	$48	$45
Gross realized losses	(2)	(21)	(2)	(25)
Total	$22	$(1)	$46	$20

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at May 1, 2021 and July 25, 2020 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
May 1, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$468	$—	$—	$—	$468	$—
U.S. government agency securities	26	—	—	—	26	—
Corporate debt securities	1,242	(10)	6	—	1,248	(10)
U.S. agency mortgage-backed securities	1,618	(13)	—	—	1,618	(13)
Commercial paper	46	—	—	—	46	—
Certificates of deposit	16	—	—	—	16	—
Total	$3,416	$(23)	$6	$—	$3,422	$(23)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$33	$—	$—	$—	$33	$—
Corporate debt securities	1,060	(6)	3	—	1,063	(6)
U.S. agency mortgage-backed securities	265	(1)	—	—	265	(1)
Total	$1,358	$(7)	$3	$—	$1,361	$(7)
The following table summarizes the maturities of our available-for-sale debt investments as of May 1, 2021 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,608	$5,605
After 1 year through 5 years	6,296	6,428
After 5 years through 10 years	1,244	1,318
After 10 years	5	7
Mortgage-backed securities with no single maturity	2,788	2,810
Total	$15,941	$16,168
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
Our net unrealized gains recognized during the reporting period on our marketable securities still held as of May 1, 2021 was $3 million for each of the third quarter and first nine months of fiscal 2021. Our net adjustments to non-marketable equity securities measured using the measurement alternative was a net loss of $3 million and a net gain of $1 million for the third quarter and first nine months of fiscal 2021, respectively. These adjustments were net losses of $4 million and $1 million for the corresponding periods of fiscal 2020, respectively. We held equity interests in certain private equity funds of $0.8 billion and $0.7 billion as of May 1, 2021 and July 25, 2020, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of May 1, 2021, except as disclosed herein, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.4 billion and $1.3 billion as of May 1, 2021 and July 25, 2020, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Of the total carrying value of our investments in privately held companies as of May 1, 2021, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of May 1, 2021, we have total funding commitments of $0.2 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to privately held investments.

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

	MAY 1, 2021				JULY 25, 2020
	FAIR VALUE MEASUREMENTS				FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Level 3	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,698	$—	$—	$4,698	$10,024	$—	$—	$10,024
Corporate debt securities	—	—	—	—	—	8	—	8
Commercial paper	—	100	—	100	—	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	1,903	—	1,903	—	2,685	—	2,685
U.S. government agency securities	—	167	—	167	—	110	—	110
Non-U.S. government and agency securities	—	3	—	3	—	—	—	—
Corporate debt securities	—	9,512	—	9,512	—	11,877	—	11,877
U.S. agency mortgage-backed securities	—	2,810	—	2,810	—	2,035	—	2,035
Commercial paper	—	1,333	—	1,333	—	727	—	727
Certificates of deposit	—	440	—	440	—	176	—	176
Equity investments:
Marketable equity securities	61	—	—	61	—	—	—	—
Assets:
Derivative assets	—	134	6	140	—	190	1	191
Total	$4,759	$16,402	$6	$21,167	$10,024	$17,808	$1	$27,833
Liabilities:
Derivative liabilities	$—	$16	$—	$16	$—	$10	$—	$10
Total	$—	$16	$—	$16	$—	$10	$—	$10
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
(d) Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of May 1, 2021

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and July 25, 2020 was $4.1 billion and $4.5 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of May 1, 2021, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of May 1, 2021, the fair value of our senior notes was $13.5 billion with a carrying amount of $11.5 billion. This compares to a fair value of $17.4 billion and a carrying amount of $14.6 billion as of July 25, 2020. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	May 1, 2021		July 25, 2020
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$2,000	1.90%	$3,005	2.07%
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of May 1, 2021 and July 25, 2020.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		May 1, 2021		July 25, 2020
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$—	—	$2,500	2.30%
2.90%	March 4, 2021	—	—	500	0.94%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	1.15%	500	1.21%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.00%	1,000	1.06%
3.50%	June 15, 2025	500	1.31%	500	1.37%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		11,500		14,500
Unaccreted discount/issuance costs		(81)		(88)
Hedge accounting fair value adjustments		113		171
Total		$11,532		$14,583

Reported as:
Current portion of long-term debt		$2,000		$3,005
Long-term debt		9,532		11,578
Total		$11,532		$14,583
We have entered into interest rate swaps in prior periods with an aggregate notional amount of $2.0 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the London InterBank Offered Rate (“LIBOR”). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of May 1, 2021, we were in compliance with all debt covenants.
As of May 1, 2021, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2021 (remaining three months)	$—
2022	2,500
2023	500
2024	1,750
2025	500
Thereafter	6,250
Total	$11,500

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of May 1, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the 364-day credit facility.
Any advances under the 5-year credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (a) with respect to loans in U.S. dollars, (i) LIBOR or (ii) the Base Rate (to be defined as the highest of (x) the Bank of America prime rate, (y) the Federal Funds rate plus 0.50% and (z) a daily rate equal to one-month LIBOR plus 1.0%), (b) with respect to loans in Euros, EURIBOR, (c) with respect to loans in Yen, TIBOR and (d) with respect to loans in Pounds Sterling, SONIA plus a credit spread adjustment, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the interest rate be less than 0.0%. We will pay a quarterly commitment fee during the term of the 5-year credit agreement which may vary depending on our senior debt credit ratings. In addition, the 5-year credit agreement incorporates certain sustainability-linked metrics. Specifically, our applicable interest rate and commitment fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified targets based on two key performance indicator metrics: (i) social impact and (ii) foam reduction. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and, at our option, extend the maturity of the facility for an additional year up to two times. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	May 1, 2021	July 25, 2020	Balance Sheet Line Item	May 1, 2021	July 25, 2020
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$9	$7	Other current liabilities	$3	$2
Foreign currency derivatives	Other assets	3	—	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	6	Other current liabilities	—	—
Interest rate derivatives	Other assets	116	169	Other long-term liabilities	—	—
Total		128	182		3	2
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	6	8	Other current liabilities	10	8
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	3	—
Equity derivatives	Other assets	6	1	Other long-term liabilities	—	—
Total		12	9		13	8
Total		$140	$191		$16	$10
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	May 1, 2021	July 25, 2020	May 1, 2021	July 25, 2020
Short-term debt	$—	$(506)	$—	$(6)
Long-term debt	$(2,109)	$(2,159)	$(113)	$(165)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Interest rate derivatives:
Hedged items	$25	$(87)	$58	$(101)
Derivatives designated as hedging instruments	(25)	89	(59)	105
Total	$—	$2	$(1)	$4
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Foreign currency derivatives	Other income (loss), net	$(12)	$(47)	$35	$(56)
Total return swaps—deferred compensation	Operating expenses and other	45	(104)	144	(63)
Equity derivatives	Other income (loss), net	5	(6)	19	(1)
Total		$38	$(157)	$198	$(120)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	May 1, 2021	July 25, 2020
Foreign currency derivatives	$4,054	$4,315
Interest rate derivatives	2,000	2,500
Total return swaps—deferred compensation	739	580
Total	$6,793	$7,395
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of May 1, 2021 and July 25, 2020, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $16 million and $10 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of May 1, 2021 and July 25, 2020 was $115 million and $173 million, respectively. Including the effects of collateral, this results in a net derivative asset of $8 million as of each of May 1, 2021 and July 25, 2020.
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
(d)Interest Rate Risk
Interest Rate Derivatives Designated as Fair Value Hedges, Long-Term Debt We hold interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2022 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates.
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

14.Commitments and Contingencies
(a)Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	May 1, 2021	July 25, 2020
Less than 1 year	$6,461	$3,994
1 to 3 years	1,615	412
3 to 5 years	1,733	—
Total	$9,809	$4,406
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of May 1, 2021 and July 25, 2020, the liability for these purchase commitments was $129 million and $141 million, respectively, and was included in other current liabilities. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $35 million and $131 million for the first nine months of fiscal 2021 and 2020, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Compensation expense related to acquisitions	$66	$61	$182	$172
As of May 1, 2021, we estimated that future cash compensation expense of up to $616 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our non-marketable equity and other investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.2 billion and $0.3 billion as of May 1, 2021 and July 25, 2020, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	May 1, 2021	April 25, 2020
Balance at beginning of period	$331	$342
Provisions for warranties issued	382	423
Adjustments for pre-existing warranties	1	(5)
Settlements	(373)	(436)
Balance at end of period	$341	$324
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. During fiscal 2020, we expanded the payment terms on certain of our channel partner financing programs by 30 days in response to the COVID-19 pandemic. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.6 billion and $6.3 billion for the third quarter of fiscal 2021 and 2020, respectively, and was $19.5 billion and $20.5 billion for the first nine months of fiscal 2021 and 2020, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of May 1, 2021 and July 25, 2020, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $1 million and $2 million for the third quarter of fiscal 2021 and 2020, respectively, and was $8 million for each of the first nine months of fiscal 2021 and 2020.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at May 1, 2021 and July 25, 2020, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	May 1, 2021	July 25, 2020
Maximum potential future payments relating to financing guarantees:
Channel partner	$165	$198
End user	6	9
Total	$171	$207
Deferred revenue associated with financing guarantees:
Channel partner	$(16)	$(19)
End user	(6)	(9)
Total	$(22)	$(28)
Total	$149	$179
(e)Indemnifications
In the normal course of business, we have indemnification obligations to other parties, including customers, lessors, and parties to other transactions with us, with respect to certain matters. We have agreed to indemnify against losses arising from a breach of representations or covenants or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time or circumstances within which an indemnification claim can be made and the amount of the claim.
It is not possible to determine the maximum potential amount for claims made under the indemnification obligations discussed in this section (e) due to uncertainties in the litigation process, coordination with and contributions by other parties and the defendants in these cases, and the unique facts and circumstances involved in each particular case and agreement. We are unable to reasonably estimate the ultimate outcome of the cases discussed below in this section (e), but we do not believe that any potential indemnity liability would be material, and historically, indemnity payments made by us have not had a material effect on our operating results, financial position, or cash flows.
Charter Communications, Inc. (“Charter”), which acquired Time Warner Cable (“TWC”) in May 2016, sought indemnification from us for a final judgment obtained by Sprint Communications Company, L.P. (“Sprint”) against TWC in federal court in Kansas. Following a trial on March 3, 2017, the jury found that TWC willfully infringed five patents and awarded Sprint $140 million in damages, as well as pre- and post-judgment interest of approximately $10 million. After the judgment was affirmed on appeal, Charter reported that it paid the judgment in full. We resolved Charter’s indemnity claim effective February 4, 2021 for an amount that does not have a material effect on our financial position.
We have been asked to indemnify certain of our service provider customers that have been subject to patent infringement claims asserted by ChanBond, LLC (“ChanBond”) in federal court in Delaware on September 21, 2015. ChanBond alleges that 13 service provider defendants, including among others, Comcast Corporation, Charter Communications, Inc. (“Charter”), Time Warner Cable, Inc. (subsequently acquired by Charter), Cox Communications, Inc. (“Cox”), and Cablevision Systems Corporation (subsequently acquired by Altice USA, Inc.), infringe three patents by providing high speed cable internet services to their customers utilizing cable modems and cable modem termination systems, consistent with the DOCSIS 3.0 standard, provided by us and other manufacturers generally used in combination with each other. ChanBond seeks monetary damages and injunctive relief against the service provider customers, although two of the asserted patents expire on June 19, 2021, and the third expires on September 17, 2021. The Court has set ChanBond’s case against Cox for trial on May 20, 2021. The other cases against the remaining service provider defendants have not yet been set for trial. We believe that the service provider defendants have strong non-infringement, invalidity and other defenses and that ChanBond will not be able to meet its burden required for injunctive relief.
Verizon Communications Inc. has requested that we indemnify it and seven of its subsidiaries (collectively, “Verizon”) for a subset of the patent infringement claims asserted by Huawei Technologies Co. Ltd. (“Huawei”) in lawsuits filed against Verizon on February 5, 2020, in the United States District Court for the Eastern District of Texas (“E.D. Tex”) and the United States District Court for the Western District of Texas (“W.D. Tex”). In the E.D. Tex case, Huawei alleges infringement of four patents required to operate the G.709 standard adopted by the Telecommunication Standardization Sector of the International Telecommunications Union by using products supplied by us. Huawei seeks monetary damages. The E.D. Tex court has set a trial date for July 9, 2021. In the W.D. Tex case, Huawei alleges infringement of four patents, two patents involving Cisco

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Webex and Cisco video endpoints that allow content sharing in a video conference, and two patents involving Cisco routers that support Ethernet Flow Point functionality and/or specific network convergence functionalities. Huawei seeks monetary damages and injunctive relief in the W.D. Tex case. The W.D. Tex court has set a trial date for October 4, 2021. We believe that Verizon has strong defenses in the cases and that Huawei will not be able to meet its burden required for injunctive relief in the W.D. Tex case.
In addition, we have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $149 million for the alleged evasion of import and other taxes, $735 million for interest, and $368 million for various penalties, all determined using an exchange rate as of May 1, 2021.
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
China We are investigating allegations of a self-enrichment scheme involving now-former employees in China. Some of those employees are also alleged to have made or directed payments from the funds they received to various third parties, including employees of state-owned enterprises. We voluntarily disclosed this investigation to the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”). We take such allegations very seriously and we are providing results of our investigation to the DOJ and SEC. While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware (“D. Del.”), accusing our products and services in the area of network intrusion detection of infringing two patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. On May 12, 2016, a jury returned a verdict finding willful infringement. The jury awarded SRI damages of $24 million. On May 25, 2017, the district court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) on various grounds, and after various proceedings, on July 12, 2019, the Federal Circuit vacated the enhanced damages award; vacated and remanded in part the willful infringement finding; vacated and remanded the attorneys’ fees award for further proceedings; and affirmed the district court’s other findings. On April 1, 2020, the district court issued a final judgment on the remanded issues, finding no evidence of willful infringement and reinstating the $8 million award of attorneys’ fees. SRI appealed the judgment of no willful infringement to the Federal Circuit on April 3, 2020, and Cisco filed a cross-appeal on the attorneys’ fees award on April 9, 2020. Cisco has paid SRI $28 million, representing the portion of the judgment that the Federal Circuit previously affirmed, plus interest and royalties on post-verdict sales. While the remaining proceedings may result in an additional loss, we do not expect it to be material.
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”) to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Centripetal appealed the PTAB’s findings of unpatentability to the Federal Circuit. The Federal Circuit affirmed the PTAB’s findings of unpatentability as to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

three of the patents on March 10, 2021, and affirmed the PTAB’s findings of unpatentability as to the remaining four patents on May 11, 2021.
From May 6, 2020 to June 25, 2020, the district court conducted a bench trial by videoconference on the claims in the five patents not subject to the IPR Proceedings. On October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent. The district court awarded Centripetal $1.9 billion, comprised of $756 million in damages, $1.1 billion in enhanced damages for willful infringement, and pre-judgment interest in the amount of $14 million. The district court declined to issue an injunction but, instead, awarded Centripetal a running royalty against revenue from the products found to infringe for an initial three-year term at a rate of 10%, with a minimum annual royalty of $168 million and a maximum annual royalty of $300 million, and for a second three-year term at a rate of 5%, with a minimum annual royalty of $84 million and a maximum annual royalty of $150 million. We believe that the district court’s findings of validity, infringement, and willful infringement, its award of damages, including enhanced damages, and its award of an ongoing royalty are not supported by either the law or the evidence presented at trial. We have appealed the district court’s judgment as to the four patents found valid and infringed to the Federal Circuit, and we believe that any relief ultimately awarded would not be material. On October 28, 2020, by agreement of the parties, the district court stayed execution of the judgment until after resolution of any appeal in the matter and waived the requirement of any bond or security; accordingly, no money is currently due under the judgment.
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
Finjan On January 6, 2017, Finjan, Inc. (“Finjan”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California, originally seeking injunctive relief and damages, including enhanced damages for allegations of willful infringement. Finjan alleged that Cisco’s AMP and ThreatGrid products and the URL rewrite feature of Cisco’s ESA Outbreak Filter product infringe five patents. On May 24, 2021, we resolved all claims for an amount that does not have a material effect on our financial position.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in E.D. Tex, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three patents. As of November 27, 2020, the PTO preliminarily found all asserted claims unpatentable in ex parte reexamination proceedings. On January 13, 2021, the court entered an order staying the case pending the conclusion of the ex parte reexamination proceedings. While we believe that we have strong non-infringement and invalidity arguments, and that Ramot’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in court, we believe that any damages ultimately assessed would not be material.
On February 26, 2021, Ramot asserted patent infringement claims against Acacia Communications, Inc. (“Acacia”) (which we subsequently acquired) in D. Del, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Acacia optical transceiver modules and integrated circuits infringe two of the three patents that Ramot has asserted in its E.D. Tex case. We are currently assessing this case. Due to the early stage of the litigation as well as uncertainties in the litigation processes, we are unable, at this time, to reasonably estimate a potential range of loss, if any, or the ultimate outcome of this litigation.
Monarch On January 21, 2020, Monarch Networking Solutions LLC (“Monarch”) asserted patent infringement claims against us in E.D. Tex alleging that certain Cisco routers and firewalls infringe three U.S. patents. Monarch seeks damages, including enhanced damages for alleged willful infringement, and a running royalty on future sales. The E.D. Tex court set trial to begin on July 12, 2021. On May 13, 2020, Monarch filed a second action against us in W.D. Tex, alleging that two factor authentication functionality in Duo and Meraki MR and MX access point products infringe one U.S. patent. Monarch seeks damages, including enhanced damages for alleged willful infringement, and a running royalty on future sales. The W.D. Tex court set trial to begin on November 14, 2021. While we believe that we have strong non-infringement and invalidity arguments, and that Monarch’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of these litigations at this time due to uncertainties in the litigation processes. If we do not prevail in court, we believe that any damages ultimately assessed would not be material.
Viasat On January 21, 2016, Viasat, Inc. (“Viasat”) filed suit against Acacia (which we subsequently acquired) in the California Superior Court for San Diego County (“SDSC”) seeking unpaid royalties for breach of contract and the implied

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

covenant of good faith and fair dealing, and damages for trade secret misappropriation for certain products (“Viasat 1”). Acacia counterclaimed for patent and trade secret misappropriation, contract, and unfair competition claims. On July 17, 2019, the jury found for Viasat on its contract claims, and awarded Viasat $49 million for unpaid royalties through 2018. The jury further found that Acacia willfully misappropriated Viasat’s trade secrets and awarded Viasat $1. On Acacia’s counterclaims, the jury found for Acacia on its contract and trade secret claims and awarded Acacia $1. Both Acacia and Viasat have pending appeals to the California Court of Appeal. On November 6, 2019, Viasat filed a second suit in SDSC, alleging contract and trade secret claims for Acacia products sold from January 1, 2019 forward (“Viasat 2”). On February 28, 2020, the court stayed Viasat 2 pending the appeal in Viasat 1. On June 9, 2020, Viasat filed a third suit in SDSC (“Viasat 3”). In Viasat 3, Viasat alleges contract and trade secrets claims for sales of additional Acacia products. On August 11, 2020, the court stayed Viasat 3 pending the appeal in Viasat 1.
On July 28, 2017, Acacia filed suit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat alleging claims for defamation, unfair competition, business torts, and declaratory judgment of no trade secret misappropriation. On April 5, 2018, ViaSat counterclaimed with contract, trade secret, and unfair competition claims (collectively, with Viasat 1, Viasat 2 and Viasat 3, the “Viasat Cases”). On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation, which has been extended to June 30, 2021.
While we believe Acacia has strong defenses in each of the Viasat Cases, we are unable to reasonably estimate the ultimate outcome of any of the Viasat Cases at this time due to uncertainties in the litigation processes. If Acacia does not prevail, we believe that any relief ultimately assessed in any of the Viasat Cases would not be material.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.Stockholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.37 and $0.36 per common share, or $1.6 billion and $1.5 billion, on our outstanding common stock for the third quarter of fiscal 2021 and 2020, respectively. We declared and paid cash dividends of $1.09 and $1.06 per common share, or $4.6 billion and $4.5 billion, on our outstanding common stock for the first nine months of fiscal 2021 and 2020, respectively.
Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of May 1, 2021, the remaining authorized amount for stock repurchases under this program was approximately $8.7 billion with no termination date. A summary of the stock repurchase activity for fiscal 2021 and 2020 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2021
May 1, 2021	10	$48.71	$510
January 23, 2021	19	$42.82	$801
October 24, 2020	20	$40.44	$800

Fiscal 2020
July 25, 2020	—	$—	$—
April 25, 2020	25	$39.71	$981
January 25, 2020	18	$46.71	$870
October 26, 2019	16	$48.91	$768
There were $15 million stock repurchases that were pending settlement as of May 1, 2021. There were no stock repurchases that were pending settlement as of July 25, 2020.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock of one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights of such series, and any qualification, limitations or restrictions thereof, of the shares of such series. As of May 1, 2021, we had not issued any shares of preferred stock.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

16.Employee Benefit Plans
(a)Employee Stock Incentive Plans
Stock Incentive Plan Program Description We have one stock incentive plan: the 2005 Stock Incentive Plan (the “2005 Plan”). In addition, we have, in connection with our acquisitions of various companies, assumed the share-based awards granted under stock incentive plans of the acquired companies or issued share-based awards in replacement thereof. Share-based awards are designed to reward employees for their long-term contributions to us and provide incentives for them to remain with us. The number and frequency of share-based awards are based on competitive practices, our operating results, government regulations, and other factors. Our primary stock incentive plan is summarized as follows:
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of May 1, 2021, the maximum number of shares issuable under the 2005 Plan over its term was 790 million shares. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of May 1, 2021, 257 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721 million shares of our common stock have been reserved for issuance as of May 1, 2021. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the third quarters of fiscal 2021 and 2020. We issued 8 million and 9 million shares during the first nine months of fiscal 2021 and 2020, respectively. As of May 1, 2021, 133 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for stock options, stock purchase rights, restricted stock, and RSUs granted to employees. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Cost of sales—product	$26	$23	$75	$69
Cost of sales—service	49	37	133	107
Share-based compensation expense in cost of sales	75	60	208	176
Research and development	184	148	522	440
Sales and marketing	140	125	402	371
General and administrative	59	49	179	164
Restructuring and other charges	5	5	26	18
Share-based compensation expense in operating expenses	388	327	1,129	993
Total share-based compensation expense	$463	$387	$1,337	$1,169
Income tax benefit for share-based compensation	$88	$81	$264	$321
As of May 1, 2021, the total compensation cost related to unvested share-based awards not yet recognized was $3.6 billion which is expected to be recognized over approximately 2.5 years on a weighted-average basis.
(d)Restricted Stock and Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 27, 2019	100	$38.66
Granted and assumed	49	42.61
Vested	(44)	35.20	$2,045
Canceled/forfeited/other	(9)	40.45
Unvested balance at July 25, 2020	96	42.03
Granted and assumed	35	38.39
Vested	(27)	39.65	$1,188
Canceled/forfeited/other	(11)	42.14
Unvested balance at May 1, 2021	93	$41.34

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2021 and 2020 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(150)	16	364	230
(Gains) losses reclassified out of AOCI	(46)	(12)	3	(55)
Tax benefit (expense)	59	(2)	(1)	56
Balance at May 1, 2021	$178	$(4)	$(462)	$(288)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2019	$—	$(14)	$(778)	$(792)
Other comprehensive income (loss) before reclassifications	169	14	(472)	(289)
(Gains) losses reclassified out of AOCI	(20)	1	2	(17)
Tax benefit (expense)	(12)	(1)	2	(11)
Balance at April 25, 2020	$137	$—	$(1,246)	$(1,109)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Income before provision for income taxes	$3,591	$3,444	$9,527	$10,664
Provision for income taxes	$728	$670	$1,945	$2,086
Effective tax rate	20.3%	19.4%	20.4%	19.6%
As of May 1, 2021, we had $2.5 billion of unrecognized tax benefits, of which $2.1 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the third quarter and first nine months of fiscal 2021 and 2020, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Revenue:
Americas	$7,262	$7,116	$21,430	$22,106
EMEA	3,483	3,136	9,654	9,553
APJC	2,057	1,730	5,608	5,489
Total	$12,803	$11,983	$36,692	$37,147
Gross margin:
Americas	$4,831	$4,828	$14,383	$14,836
EMEA	2,283	2,061	6,322	6,289
APJC	1,331	1,098	3,599	3,511
Segment total	8,445	7,986	24,303	24,636
Unallocated corporate items	(260)	(215)	(753)	(637)
Total	$8,185	$7,771	$23,550	$23,999
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.4 billion and $6.3 billion for the third quarter of fiscal 2021 and 2020, respectively, and $19.1 billion and $19.7 billion for the first nine months of fiscal 2021 and 2020, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Revenue:
Infrastructure Platforms	$6,832	$6,447	$19,564	$20,566
Applications	1,426	1,363	4,160	4,211
Security	876	778	2,559	2,343
Other Products	6	9	15	27
Total Product	9,139	8,597	26,298	27,146
Services	3,664	3,386	10,394	10,001
Total	$12,803	$11,983	$36,692	$37,147
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior period to conform to the current year presentation.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Net income	$2,863	$2,774	$7,582	$8,578
Weighted-average shares—basic	4,219	4,230	4,224	4,239
Effect of dilutive potential common shares	19	13	13	19
Weighted-average shares—diluted	4,238	4,243	4,237	4,258
Net income per share—basic	$0.68	$0.66	$1.79	$2.02
Net income per share—diluted	$0.68	$0.65	$1.79	$2.01
Antidilutive employee share-based awards, excluded	15	14	55	42
Employee equity share options, unvested shares, and similar equity instruments granted and assumed by us are treated as potential common shares outstanding in computing diluted earnings per share. Diluted shares outstanding include the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that has not yet been recognized are collectively assumed to be used to repurchase shares.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	% Variance		May 1, 2021	April 25, 2020	% Variance
Revenue	$12,803	$11,983	7%		$36,692	$37,147	(1)%
Gross margin percentage	63.9%	64.9%	(1.0)	pts	64.2%	64.6%	(0.4)	pts
Research and development	$1,697	$1,546	10%		$4,836	$4,782	1%
Sales and marketing	$2,317	$2,192	6%		$6,811	$6,951	(2)%
General and administrative	$603	$457	32%		$1,631	$1,431	14%
Total research and development, sales and marketing, general and administrative	$4,617	$4,195	10%		$13,278	$13,164	1%
Total as a percentage of revenue	36.1%	35.0%	1.1	pts	36.2%	35.4%	0.8	pts
Amortization of purchased intangible assets included in operating expenses	$61	$34	79%		$136	$108	26%
Restructuring and other charges included in operating expenses	$42	$128	(67)%		$878	$354	148%
Operating income as a percentage of revenue	27.1%	28.5%	(1.4)	pts	25.2%	27.9%	(2.7)	pts
Interest and other income (loss), net	$126	$30	320%		$269	$291	(8)%
Income tax percentage	20.3%	19.4%	0.9	pts	20.4%	19.6%	0.8	pts
Net income	$2,863	$2,774	3%		$7,582	$8,578	(12)%
Net income as a percentage of revenue	22.4%	23.1%	(0.7)	pts	20.7%	23.1%	(2.4)	pts
Earnings per share—diluted	$0.68	$0.65	5%		$1.79	$2.01	(11)%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
In the third quarter of fiscal 2021, we had strong performance across the business and delivered solid revenue growth and earnings per share. As customers have accelerated their digitization and cloud investments in the wake of the COVID-19 pandemic, we have been focusing on executing and innovating to support and assist that transition. Total revenue increased by 7% compared with the third quarter of fiscal 2020. Our product revenue reflected growth in Infrastructure Platforms, Applications, and Security, and we continued to make progress in the transition of our business model to increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue increased by 6% and service revenue increased by 8%. The third quarter of fiscal 2021 had 14 weeks, compared with 13 weeks in the third quarter of fiscal 2020, thus our results for the third quarter and first nine months of fiscal 2021 reflect an extra week compared with the corresponding periods of fiscal 2020. We estimate that the total additional revenue associated with the extra week was approximately 3% of revenue growth. In the third quarter of fiscal 2021, total software revenue was $3.8 billion across all product areas and service, an increase of 13%, with 81% of total software revenue sold as a subscription, reflecting a 7 percentage point increase from the third quarter of fiscal 2020. Total gross margin decreased by 1.0 percentage points. Product gross margin decreased by 1.1 percentage points, largely driven by ongoing costs related to supply chain constraints. The effect of pricing erosion was moderate, partially offset by favorable product mix. We are partnering with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements, to address supply chain challenges. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.1 percentage points due in large part to the impact of the extra week in the third quarter of fiscal 2021. The total impact associated with the extra week on our cost of sales and operating expenses was approximately $150 million (excluding the impact of share-based compensation expense). Operating income as a percentage of revenue decreased by 1.4 percentage points. Diluted earnings per share increased 5%, driven by a 3% increase in net income.
In terms of our geographic segments, revenue from the Americas increased $146 million, EMEA revenue increased by $347 million and APJC revenue increased by $327 million. The “BRICM” countries experienced product revenue growth of 22% in the aggregate, driven by an increase in product revenue across each of the BRICM countries with the exception of Mexico.
From a customer market standpoint, we experienced product revenue growth in the service provider, public sector and commercial markets, partially offset by a product revenue decline in the enterprise market. We are seeing improvement in business momentum in our customer markets, which we believe was related to an improving global macroeconomic environment.
From a product category perspective, the product revenue increase of 6% was driven by growth in revenue in Infrastructure Platforms of 6%, Applications of 5%, and Security of 13%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Total revenue decreased 1%, with product revenue decreasing 3% and service revenue increasing 4%. Total gross margin decreased by 0.4 percentage points due to pricing erosion partially offset by favorable impacts from product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 0.8 percentage points. Operating income as a percentage of revenue decreased by 2.7 percentage points. We incurred restructuring and other charges of $878 million in the first nine months of fiscal 2021, which resulted in a decrease of 12% in net income and a decrease of 11% in diluted earnings per share.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 25, 2020.
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2021 (in millions):

	May 1, 2021	July 25, 2020
Cash and cash equivalents and investments	$23,579	$29,419
Deferred revenue	$20,889	$20,446
Inventories	$1,579	$1,282

	Nine Months Ended
	May 1, 2021	April 25, 2020
Cash provided by operating activities	$10,950	$11,624
Repurchases of common stock—stock repurchase program	$2,111	$2,619
Dividends paid	$4,601	$4,491

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
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the third quarter and first nine months of fiscal 2021. These estimates are listed in our Annual Report on Form 10-K for the year ending July 25, 2020, and include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues to develop, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2021 and 2020.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.3% and 19.4% in the third quarter of fiscal 2021 and 2020, respectively, and 20.4% and 19.6% in the first nine months of fiscal 2021 and 2020, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,139	$8,597	$542	6%	$26,298	$27,146	$(848)	(3)%
Percentage of revenue	71.4%	71.7%			71.7%	73.1%
Service	3,664	3,386	278	8%	10,394	10,001	393	4%
Percentage of revenue	28.6%	28.3%			28.3%	26.9%
Total	$12,803	$11,983	$820	7%	$36,692	$37,147	$(455)	(1)%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,262	$7,116	$146	2%	$21,430	$22,106	$(676)	(3)%
Percentage of revenue	56.7%	59.4%			58.4%	59.5%
EMEA	3,483	3,136	347	11%	9,654	9,553	101	1%
Percentage of revenue	27.2%	26.2%			26.3%	25.7%
APJC	2,057	1,730	327	19%	5,608	5,489	119	2%
Percentage of revenue	16.1%	14.4%			15.3%	14.8%
Total	$12,803	$11,983	$820	7%	$36,692	$37,147	$(455)	(1)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Total revenue increased by 7%. Product revenue increased by 6% and service revenue increased by 8%. The third quarter of fiscal 2021 had 14 weeks, compared with 13 weeks in the third quarter of fiscal 2020, thus our results for the third quarter of fiscal 2021 reflect an extra week compared with the third quarter of fiscal 2020. We estimate that the total additional revenue associated with the extra week was approximately 3% of revenue growth. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced product revenue growth of 22%, with increases in each of these countries with the exception of Mexico.
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
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Total revenue decreased by 1%. Product revenue decreased by 3% and service revenue increased by 4%. Our total revenue reflected declines in Americas, partially offset by growth in EMEA and APJC. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 9% product revenue decline, with decreases in China, Brazil, Russia and Mexico, partially offset by an increase in India.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,014	$5,029	$(15)	—%	$15,031	$15,871	$(840)	(5)%
Percentage of product revenue	54.8%	58.5%			57.2%	58.5%
EMEA	2,647	2,357	290	12%	7,295	7,308	(13)	—%
Percentage of product revenue	29.0%	27.4%			27.7%	26.9%
APJC	1,478	1,211	267	22%	3,972	3,967	5	—%
Percentage of product revenue	16.2%	14.1%			15.1%	14.6%
Total	$9,139	$8,597	$542	6%	$26,298	$27,146	$(848)	(3)%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Product revenue in the Americas segment was flat, as the declines in the enterprise and commercial markets were offset by growth in the service provider and public sector markets. From a country perspective, product revenue decreased by 1% in the United States and 14% in Mexico, partially offset by a product revenue increase of 11% in Canada and 7% in Brazil.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
The decrease in product revenue in the Americas segment was driven by declines in the enterprise, commercial and service provider markets. The decreases were partially offset by product revenue growth in the public sector market. From a country perspective, product revenue decreased in the United States, Canada, Brazil and Mexico by 5%, 2%, 18% and 18%, respectively.
EMEA
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Product revenue in the EMEA segment increased by 12%, with growth in all customer markets. Product revenue from emerging countries within EMEA increased by 4% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 15%. From a country perspective, product revenue increased by 11% in the United Kingdom, 8% in Germany and 4% in France.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Product revenue in the EMEA segment was flat, as declines in the commercial and enterprise markets were offset by growth in the service provider and public sector markets. Product revenue from emerging countries within EMEA decreased by 9% and product revenue for the remainder of the EMEA segment increased by 3%. From a country perspective, product revenue declined 2% in the United Kingdom and 3% in France, offset by growth in product revenue of 7% in Germany.
APJC
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Product revenue in the APJC segment increased by 22%, driven by growth in all customer markets. From a country perspective, product revenue increased in Japan, India, Australia and China by 12%, 66%, 50% and 9%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Product revenue in the APJC segment was flat, with growth in the public sector market offset by declines in the commercial, service provider and enterprise markets. From a country perspective, product revenue increased in Japan, India and Australia by 9%, 2%, and 6%, respectively, offset by a product revenue decrease of 11% in China.

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. We report our product revenue in the following categories: Infrastructure Platforms, Applications, Security, and Other Products.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$6,832	$6,447	$385	6%	$19,564	$20,566	$(1,002)	(5)%
Applications	1,426	1,363	63	5%	4,160	4,211	(51)	(1)%
Security	876	778	98	13%	2,559	2,343	216	9%
Other Products	6	9	(3)	(34)%	15	27	(12)	(44)%
Total	$9,139	$8,597	$542	6%	$26,298	$27,146	$(848)	(3)%
Amounts may not sum and percentages may not recalculate due to rounding. Prior period amounts have been reclassified to conform to the current period’s presentation.
Infrastructure Platforms
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue increased by 6%, or $385 million, with growth across the portfolio with the exception of data center. We experienced an increase in Switching revenue with growth in campus switching driven by an increase in sales of our intent-based networking Catalyst 9000 Series. This product revenue growth was partially offset by declines in data center switching. We experienced an increase in sales of routing products driven by growth in the service provider market. Wireless had strong growth driven by our WiFi6 products and Meraki offerings. Revenue from data center declined primarily driven by our server products.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Revenue from the Infrastructure Platforms product category decreased 5%, or $1.0 billion, with declines across the portfolio with the exception of wireless. Switching revenue declined in both campus switching and data center switching, although we saw revenue growth in our intent-based networking Catalyst 9000 Series and Nexus 9000 Series. The decrease in routing was driven by declines in the service provider and enterprise markets. We had solid growth in our wireless products driven by our WiFi6 products and Meraki offerings. Revenue from data center decreased driven primarily by our server products.
Applications
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as the Internet of Things (IoT) and AppDynamics analytics software offerings. Revenue in our Applications product category increased by 5%, or $63 million, driven by double digit growth in Webex, growth in Unified Communications, IoT software offerings and AppDynamics, partially offset by declines in Cisco TelePresence.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Revenue in our Applications product category decreased by 1%, or $51 million, with declines in Unified Communications and Cisco Telepresence partially offset by double digit growth in Webex and IoT software offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Security
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Revenue in our Security product category increased 13%, or $98 million, with growth across the portfolio. Our cloud security portfolio reflected strong double-digit growth and continued momentum with our Duo and Umbrella offerings.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Revenue in our Security product category increased by 9%, or $216 million, driven by growth across the portfolio. This product revenue increase reflects continued momentum with our Duo and Umbrella offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,248	$2,088	$160	8%	$6,399	$6,235	$164	3%
Percentage of service revenue	61.4%	61.7%			61.6%	62.3%
EMEA	836	779	57	7%	2,359	2,245	114	5%
Percentage of service revenue	22.8%	23.0%			22.7%	22.4%
APJC	579	520	59	11%	1,636	1,521	115	8%
Percentage of service revenue	15.8%	15.3%			15.7%	15.3%
Total	$3,664	$3,386	$278	8%	$10,394	$10,001	$393	4%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 8% in the third quarter of fiscal 2021 and increased 4% in the first nine months of fiscal 2021 compared to the corresponding periods of fiscal 2020. The increases in both periods were driven by revenue growth in our maintenance business and solution support offerings. Service revenue increased across all geographic segments. Service revenue benefited from the extra week in the third quarter of fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Gross margin:
Product	$5,717	$5,477	62.6%	63.7%	$16,626	$17,376	63.2%	64.0%
Service	2,468	2,294	67.4%	67.7%	6,924	6,623	66.6%	66.2%
Total	$8,185	$7,771	63.9%	64.9%	$23,550	$23,999	64.2%	64.6%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2021, as compared with the corresponding periods in fiscal 2020:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2020	63.7%	64.0%
Productivity (1)	(0.1)%	(0.1)%
Product pricing	(1.6)%	(1.5)%
Mix of products sold	0.8%	1.2%
Legal and indemnification charge	—%	(0.1)%
Others	(0.2)%	(0.3)%
Fiscal 2021	62.6%	63.2%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Product gross margin decreased by 1.1 percentage points largely driven by ongoing costs related to supply chain constraints. The effect of pricing erosion was moderate, partially offset by favorable product mix. We also experienced pricing erosion that was driven by typical market factors and impacted each of our geographic segments. The favorable mix was driven by changes in the proportion of products sold from each of our product categories as compared to the corresponding period of fiscal 2020.
During the third quarter of 2021, we continued to manage through supply chain challenges seen industry wide due to component shortages, caused in part by the COVID-19 pandemic. These challenges resulted in increased costs (i.e. component costs, broker fees, expedited freight and overtime) which had a negative impact on product gross margin, and extended lead times to us and our customers. We are partnering with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements, to address supply chain challenges. We believe these actions will enable us to optimize our access to critical components, including semiconductors. We expect these supply chain challenges to continue through at least the end of calendar year 2021.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Product gross margin decreased by 0.8 percentage points driven by pricing erosion, partially offset by favorable impacts from product mix. In the first nine months of fiscal 2021, as a result of the COVID-19 pandemic, we incurred additional logistics costs, such as freight, which had a negative impact on product gross margin.
Service Gross Margin
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Our service gross margin percentage decreased by 0.3 percentage points primarily due to higher headcount-related and delivery costs, partially offset by higher sales volume and to a lesser extent, favorable mix of service offerings.

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
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Service gross margin percentage increased by 0.4 percentage points due to higher sales volume and favorable mix of service offerings, partially offset by increased headcount-related and delivery costs.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Gross margin:
Americas	$4,831	$4,828	66.5%	67.8%	$14,383	$14,836	67.1%	67.1%
EMEA	2,283	2,061	65.6%	65.7%	6,322	6,289	65.5%	65.8%
APJC	1,331	1,098	64.7%	63.5%	3,599	3,511	64.2%	64.0%
Segment total	8,445	7,986	66.0%	66.6%	24,303	24,636	66.2%	66.3%
Unallocated corporate items (1)	(260)	(215)			(753)	(637)
Total	$8,185	$7,771	63.9%	64.9%	$23,550	$23,999	64.2%	64.6%
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
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
We experienced a gross margin percentage decrease in our Americas segment due to pricing erosion and negative impacts from productivity, partially offset by favorable impacts from product mix.
Gross margin in our EMEA segment decreased slightly due to pricing erosion, partially offset by favorable impacts from productivity improvements and product mix. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
The APJC segment gross margin percentage increase was due to favorable impacts from product mix, and to a lesser extent, productivity improvements, partially offset by pricing erosion. Higher service gross margin also contributed to the increase in the gross margin in this geographic segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Gross margin percentage in the Americas segment was flat, driven by favorable product mix, offset by pricing erosion.
The gross margin percentage decrease in our EMEA segment was due to pricing erosion, partially offset by favorable product mix and productivity improvements.
The APJC segment gross margin percentage increase was driven by productivity improvements and favorable product mix, partially offset by pricing erosion.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent	May 1, 2021	April 25, 2020	Variance in Dollars	Variance in Percent
Research and development	$1,697	$1,546	$151	10%	$4,836	$4,782	$54	1%
Percentage of revenue	13.3%	12.9%			13.2%	12.9%
Sales and marketing	2,317	2,192	125	6%	6,811	6,951	(140)	(2)%
Percentage of revenue	18.1%	18.3%			18.6%	18.7%
General and administrative	603	457	146	32%	1,631	1,431	200	14%
Percentage of revenue	4.7%	3.8%			4.4%	3.9%
Total	$4,617	$4,195	$422	10%	$13,278	$13,164	$114	1%
Percentage of revenue	36.1%	35.0%			36.2%	35.4%
Our third quarter of fiscal 2021 had an extra week compared with the corresponding period of fiscal 2020.
R&D Expenses
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
R&D expenses increased due to higher headcount-related expenses in large part to the impact of the extra week in the third quarter of fiscal 2021, higher share-based compensation expense and contracted services spending, partially offset by lower discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
R&D expenses increased primarily due to higher headcount-related expenses, higher share-based compensation and contracted services spending, partially offset by lower discretionary spending. The extra week in the first nine months of fiscal 2021 contributed to the increase in headcount-related expenses.
Sales and Marketing Expenses
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Sales and marketing expenses increased due to higher headcount-related expenses and contracted services spending, partially offset by lower discretionary spending. The extra week in the third quarter of fiscal 2021 contributed to the increase in headcount-related expenses.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Sales and marketing expenses decreased primarily due to lower discretionary spending partially offset by higher headcount-related expenses and contracted services spending. The extra week in the first nine months of fiscal 2021 contributed to the increase in headcount-related expenses.
G&A Expenses
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
G&A expenses increased due to higher headcount-related expenses, higher contracted services spending, higher discretionary spending and the impact from the gain recognized on the sale of property in the third quarter of fiscal 2020. The extra week in the third quarter of fiscal 2021 contributed to the increase in headcount-related expenses.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
G&A expenses increased due to the impact from the gain recognized on the sale of property in the first nine months of fiscal 2020 and higher headcount-related expenses. The extra week in the first nine months of fiscal 2021 contributed to the increase in headcount-related expenses.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effect of Foreign Currency
In the third quarter of fiscal 2021, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $78 million, or 1.9%, compared with the third quarter of fiscal 2020.
In the first nine months of fiscal 2021, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $122 million, or 0.9%, compared with the first nine months of fiscal 2020.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Amortization of purchased intangible assets:
Cost of sales	$187	$163	$513	$494
Operating expenses	61	34	136	108
Total	$248	$197	$649	$602
For each of the third quarter and first nine months of fiscal 2021, the increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
In the first quarter of fiscal 2021, we initiated a restructuring plan, which includes a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with this restructuring plan, we incurred charges of $35 million and $869 million for the third quarter and first nine months of fiscal 2021, respectively. We expect the plan to be substantially completed in fiscal 2021 and estimate it will generate cost savings of approximately $1.0 billion on an annualized basis over the next few quarters.
We initiated a restructuring plan during fiscal 2020 in order to realign the organization and enable further investment in key priority areas. In connection with this restructuring plan, we have incurred cumulative charges of $264 million. We expect this restructuring plan to be substantially completed in fiscal 2021.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	May 1, 2021	April 25, 2020	May 1, 2021	April 25, 2020
Operating income	$3,465	$3,414	$9,258	$10,373
Operating income as a percentage of revenue	27.1%	28.5%	25.2%	27.9%
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
Operating income increased by 1%, and operating income as a percentage of revenue decreased by 1.4 percentage points. These changes resulted primarily from a revenue increase, partially offset by a gross margin percentage decrease (driven by pricing erosion, partially offset by favorable product mix) and an increase in operating expenses.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
Operating income decreased by 11%, and operating income as a percentage of revenue decreased by 2.7 percentage points. These changes resulted primarily from a revenue decrease, higher restructuring and other charges and a gross margin percentage decrease (driven by pricing erosion, partially offset by favorable product mix).

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	May 1, 2021	April 25, 2020	Variance in Dollars
Interest income	$153	$218	$(65)	$488	$733	$(245)
Interest expense	(111)	(130)	19	(336)	(466)	130
Interest income (expense), net	$42	$88	$(46)	$152	$267	$(115)
For each of the third quarter and first nine months of fiscal 2021, the decrease in interest income was driven by both lower interest rates and lower average balances of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance and the impact of lower effective interest rates.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	May 1, 2021	April 25, 2020	Variance in Dollars	May 1, 2021	April 25, 2020	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$22	$(1)	$23	$46	$20	$26
Marketable equity investments	2	(6)	8	1	(6)	7
Non-marketable equity and other investments	95	17	78	120	108	12
Net gains (losses) on investments	119	10	109	167	122	45
Other gains (losses), net	(35)	(68)	33	(50)	(98)	48
Other income (loss), net	$84	$(58)	$142	$117	$24	$93
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
The change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher net unrealized gains and higher net realized gains. The change in other gains (losses), net was driven by lower donation expense and favorable impacts from our equity derivatives, partially offset by unfavorable impacts from foreign exchange.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
The change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on non-marketable equity and other investments was primarily due to higher net unrealized gains and lower impairment charges, offset by lower net realized gains. The change in other gains (losses), net was primarily driven by lower donation expense and favorable impacts from our equity derivatives, partially offset by unfavorable impacts from foreign exchange.
Provision for Income Taxes
Three Months Ended May 1, 2021 Compared with Three Months Ended April 25, 2020
The provision for income taxes resulted in an effective tax rate of 20.3% for the third quarter of fiscal 2021 compared with 19.4% for the third quarter of fiscal 2020. The increase in the effective tax rate was primarily due to a decrease in the tax benefit from foreign income taxed at other than U.S. rates in the third quarter of fiscal 2021 as compared to the third quarter of fiscal 2020.
Nine Months Ended May 1, 2021 Compared with Nine Months Ended April 25, 2020
The provision for income taxes resulted in an effective tax rate of 20.4% for the first nine months of fiscal 2021 compared with 19.6% for the first nine months of fiscal 2020. The increase in effective tax rate was primarily due to a decrease in the tax benefit from foreign income taxed at other than U.S. rates in fiscal 2021 as compared to fiscal 2020.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	May 1, 2021	July 25, 2020	Increase (Decrease)
Cash and cash equivalents	$7,350	$11,809	$(4,459)
Available-for-sale debt investments	16,168	17,610	(1,442)
Marketable equity securities	61	—	61
Total	$23,579	$29,419	$(5,840)
The net decrease in cash and cash equivalents and investments in the first nine months of fiscal 2021 was driven by net cash paid for acquisitions and divestitures of $6.3 billion; cash returned to stockholders in the form of repurchases of common stock of $2.1 billion, and cash dividends of $4.6 billion; net decrease in debt of $3.0 billion and capital expenditures of $0.5 billion. These uses of cash were partially offset by cash provided by operating activities of $11.0 billion.
In addition to cash requirements in the normal course of business, we have approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries that is payable in less than one year. Also, $2.0 billion of long-term debt outstanding at May 1, 2021 will mature within the next 12 months from the balance sheet date. See further discussion of liquidity under “Liquidity and Capital Resource Requirements” below.
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
Free Cash Flow and Capital Allocation As part of our capital allocation strategy, we intend to return a minimum of 50% of our free cash flow annually to our stockholders through cash dividends and repurchases of common stock.
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	May 1, 2021	April 25, 2020
Net cash provided by operating activities	$10,950	$11,624
Acquisition of property and equipment	(530)	(562)
Free cash flow	$10,420	$11,062
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
We consider free cash flow to be a liquidity measure that provides useful information to management and investors because of our intent to return a stated percentage of free cash flow to stockholders in the form of dividends and stock repurchases. We further regard free cash flow as a useful measure because it reflects cash that can be used to, among other things, invest in our business, make strategic acquisitions, repurchase common stock, and pay dividends on our common stock, after deducting capital investments. A limitation of the utility of free cash flow as a measure of financial performance and liquidity is that the free cash flow does not represent the total increase or decrease in our cash balance for the period. In addition, we have other required uses of cash, including repaying the principal of our outstanding indebtedness. Free cash flow is not a measure calculated in accordance with U.S. generally accepted accounting principles and should not be regarded in isolation or as an alternative for net cash provided by operating activities or any other measure calculated in accordance with such principles, and other companies may calculate free cash flow in a different manner than we do.
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2021
May 1, 2021	$0.37	$1,560	10	$48.71	$510	$2,070
January 23, 2021	$0.36	$1,521	19	$42.82	$801	$2,322
October 24, 2020	$0.36	$1,520	20	$40.44	$800	$2,320

Fiscal 2020
July 25, 2020	$0.36	$1,525	—	$—	$—	$1,525
April 25, 2020	$0.36	$1,519	25	$39.71	$981	$2,500
January 25, 2020	$0.35	$1,486	18	$46.71	$870	$2,356
October 26, 2019	$0.35	$1,486	16	$48.91	$768	$2,254
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $8.7 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	May 1, 2021	July 25, 2020	Increase (Decrease)
Accounts receivable, net	$4,425	$5,472	$(1,047)
Our accounts receivable net, as of May 1, 2021 decreased by approximately 19%, as compared with the end of fiscal 2020, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2021 compared with the fourth quarter of fiscal 2020.
Inventory Supply Chain  The following table summarizes our inventories and purchase commitments with contract manufacturers and suppliers (in millions):

	May 1, 2021	July 25, 2020	Increase (Decrease)
Inventories	$1,579	$1,282	$297
Inventory as of May 1, 2021 increased by 23% from our inventory balance at the end of fiscal 2020. The increase in inventory was primarily due to an increase in raw materials and higher deferred cost of sales.
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
Our purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our purchase commitments with contract manufacturers and suppliers relate to arrangements to secure long-term supply and pricing for certain product components for multi-year periods. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. We believe our inventory and purchase commitments are in line with our current demand forecasts. The following table summarizes our purchase commitments with contract manufacturers and suppliers as of the respective period ends (in millions):

Commitments by Period	May 1, 2021	July 25, 2020
Less than 1 year	$6,461	$3,994
1 to 3 years	1,615	412
3 to 5 years	1,733	—
Total	$9,809	$4,406
The increase in purchase commitments with contract manufacturers and suppliers compared with the end of fiscal 2020 was due to arrangements to secure long-term supply and pricing for certain product components for multi-year periods. We are partnering with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements, to address supply chain challenges.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	May 1, 2021	July 25, 2020	Increase (Decrease)
Lease receivables, net	$1,713	$2,088	$(375)
Loan receivables, net	5,547	5,856	(309)
Financed service contracts, net	2,456	2,821	(365)
Total, net	$9,716	$10,765	$(1,049)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 10%, as compared with the end of fiscal 2020.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The volume of channel partner financing was $19.5 billion and $20.5 billion for the first nine months of fiscal 2021 and 2020, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of May 1, 2021 and July 25, 2020, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of May 1, 2021, the total maximum potential future payments related to these guarantees was approximately $171 million, of which approximately $22 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	May 1, 2021	July 25, 2020
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$—	$2,500
2.90%	March 4, 2021	—	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$11,500	$14,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of May 1, 2021.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of May 1, 2021 and July 25, 2020.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of May 1, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the 364-day credit facility. Any advances under the 5-year credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (a) with respect to loans in U.S. dollars, (i) LIBOR or (ii) the Base Rate (to be defined as the highest of (x) the Bank of America prime rate, (y) the Federal Funds rate plus 0.50% and (z) a daily rate equal to one-month LIBOR plus 1.0%), (b) with respect to loans in Euros, EURIBOR, (c) with respect to loans in Yen, TIBOR and (d) with respect to loans in Pounds Sterling, SONIA plus a credit spread adjustment, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the interest rate be less than 0.0%. We will pay a quarterly commitment fee during the term of the 5-year credit agreement which may vary depending on our senior debt credit ratings. In addition, the 5-year credit agreement incorporates certain sustainability-linked metrics. Specifically, our applicable interest rate and commitment fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified targets based on two key performance indicator metrics: (i) social impact and (ii) foam reduction. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and, at our option, extend the maturity of the facility for an additional year up to two times. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	May 1, 2021	July 25, 2020	Increase (Decrease)
Product	$8,698	$7,895	$803
Service	12,191	12,551	(360)
Total	$20,889	$20,446	$443
Reported as:
Current	$11,492	$11,406	$86
Noncurrent	9,397	9,040	357
Total	$20,889	$20,446	$443
Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	May 1, 2021	July 25, 2020	Increase (Decrease)
Product	$11,903	$11,261	$642
Service	16,235	17,093	(858)
Total	$28,138	$28,354	$(216)
Total remaining performance obligations decreased 1% in the first nine months of fiscal 2021 compared to the end of fiscal 2020. Remaining performance obligations for product increased 6% compared to the end of fiscal 2020. Remaining performance obligations for service decreased 5%.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of May 1, 2021 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $6.9 billion. Approximately $0.7 billion is payable in less than one year; $2.1 billion is payable between 1 to 3 years; and $4.1 billion is payable between 3 to 5 years.
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
We also have certain funding commitments primarily related to our non-marketable equity and other investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.2 billion and $0.3 billion as of May 1, 2021 and July 25, 2020, respectively.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have non-marketable equity and other investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our non-marketable equity and other investments and customer financings, and we have determined that as of May 1, 2021 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of May 1, 2021. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of May 1, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of May 1, 2021, our financing receivables had a carrying value of $9.7 billion, compared with $10.8 billion as of July 25, 2020. As of May 1, 2021, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of May 1, 2021, we had $11.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $11.5 billion, and the related fair value based on market prices was $13.5 billion. As of May 1, 2021, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.0 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $61 million as of May 1, 2021. We had no outstanding marketable equity securities as of July 25, 2020.
Non-marketable Equity and Other Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in non-marketable equity and other investments was $1.4 billion and $1.3 billion as of May 1, 2021 and July 25, 2020, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity and other investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	May 1, 2021		July 25, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,405	$(7)	$2,441	$1
Sold	$1,649	$9	$1,874	$4
At May 1, 2021 and July 25, 2020, we had no option contracts outstanding.
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2021, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $122 million, or 0.9%, compared with the first nine months of fiscal 2020. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our material pending legal proceedings, see Note 14, “Commitments and Contingencies—(f) Legal Proceedings” in the Notes to Consolidated Financial Statements included in Item 1 of this Form 10-Q.

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
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in purchase commitments. Increases in our purchase commitments to shorten lead times could also lead to excess and obsolete inventory charges if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results.
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
A reduction or interruption in supply, including disruptions on our global supply chain as a result of the COVID-19 pandemic or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components; a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition.
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We expect these supply chain challenges to continue through at least the end of calendar year 2021. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Our level of product gross margins declined in the first nine months of fiscal 2021 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
•Increases in material, labor or other manufacturing-related costs (i.e. component costs, broker fees, expedited freight and overtime), which could be significant especially during periods of supply constraints such as those impacting the market for components, including semiconductors and memory
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
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
•Issue common stock that would dilute our current stockholders’ percentage ownership
•Use a substantial portion of our cash resources, or incur debt
•Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition
•Assume liabilities
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in the first half of fiscal 2021 and in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; instability as a result of Brexit; environmental protection regulations (including new laws and regulations related to climate change), trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics such as the COVID-19 pandemic which could continue to affect customer purchasing decisions; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
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
Our business and operations are especially subject to the risks of earthquakes, floods, and other natural catastrophic events (including as a result of global climate change).
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our suppliers and logistics centers are located in regions that have been or may be affected by earthquake, tsunami and flooding activity which in the past has disrupted, and in the future could disrupt, the flow of components and delivery of products. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. A significant natural disaster, such as an earthquake, a hurricane, volcano, flood or a wildfire, could have a material adverse impact on our business, operating results, and financial condition.
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
As of the end of the third quarter of fiscal 2021, we have senior unsecured notes outstanding in an aggregate principal amount of $11.5 billion that mature at specific dates from calendar year 2021 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of May 1, 2021. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

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

Risks Related to Cybersecurity and Regulations
Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise harm our business.
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
Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and offers, and they could also impact sales of our own regulated offers. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and offers. Additional areas of uncertainty that could impact sales of our products and offers include laws and regulations related to encryption technology, environmental sustainability (including climate change), export control, product certification, and national security controls applicable to our supply chain. For example, new laws and regulations in response to climate change could result in increased energy efficiency for our products and increased compliance and energy costs. Changes in regulatory requirements in any of these areas could have a material adverse effect on our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 24, 2021 to February 27, 2021	4	$46.22	4	$9,060
February 28, 2021 to March 27, 2021	3	$48.37	3	$8,910
March 28, 2021 to May 1, 2021	3	$51.81	3	$8,730
Total	10	$48.71	10
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $8.7 billion with no termination date.
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
Required Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 and Section 13(r) of the Exchange Act require an issuer to disclose certain information in its annual and quarterly reports, as applicable, if it or any of its affiliates knowingly engaged in certain activities, transactions or dealings with individuals or entities subject to specific U.S. economic sanctions during the reporting period. On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party subject to such reporting requirements; however, on the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control issued General License No. 1B (the “OFAC General License”), which generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in Russia.
During the quarter ended May 1, 2021, a subsidiary of Cisco filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling Cisco or our subsidiaries to import and distribute certain products in Russia. Neither Cisco nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither Cisco nor our subsidiaries sell to the FSB. Cisco expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB as required for importation and distribution of our products in Russia, if and as permitted by applicable law, including the OFAC General License.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 25, 2021 by and between Cisco Systems, Inc., a California corporation, and Cisco Systems (DE), Inc., a Delaware corporation	8-K12B	001-39940	2.1	1/25/2021
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.2	1/25/2021
4.1	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.2	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.3	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
10.1*	Letter of Transfer – International Transfer by and between Cisco Systems, Inc. and Irving Tan	8-K	001-39940	10.1	2/25/2021
10.2	First Amendment to Amended and Restated Credit Agreement and Consent, dated as of January 25, 2021, by and among Cisco Systems, Inc., the Lenders party thereto, and Bank of America, N.A., as Administrative Agent	10-Q	001-39940	10.3	2/16/2021
10.3*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021
10.4*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	10-Q	001-39940	10.5	2/16/2021
10.5*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.6	2/16/2021
10.6*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.7	2/16/2021
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	May 25, 2021	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)