Form 10-K
period 2021-07-31
CISCO SYSTEMS, INC.
filed 2021-09-09
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 22, 2021 as reported by the Nasdaq Global Select Market on that date: $189.0 billion
Number of shares of the registrant’s common stock outstanding as of September 3, 2021: 4,217,735,917
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2021 Annual Meeting of Stockholders, to be held on December 13, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” "momentum," “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, future responses to and effects of the COVID-19 pandemic, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

Item 1.	Business
General
Cisco designs and sells a broad range of technologies that power the Internet. We are integrating our platforms across networking, security, collaboration, applications and the cloud. These platforms are designed to help our customers manage more users, devices and things connecting to their networks. This will enable us to provide customers with a highly secure, intelligent platform for their digital business.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
Our products and technologies are grouped into the following categories: Infrastructure Platforms; Applications; Security and Other Products. In addition to our product offerings, we provide a broad range of service offerings, including technical support services and advanced services. Increasingly, we are delivering our technologies through software and services. Our customers include businesses of all sizes, public institutions, governments, and service providers, including large webscale providers. These customers often look to us as a strategic partner to help them use information technology (IT) to differentiate themselves and drive positive business outcomes.
At our annual meeting of shareholders held on December 10, 2020, shareholders voted to approve changing our state of incorporation from California to Delaware. The reincorporation became effective on January 25, 2021. Our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our website is www.cisco.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC) at sec.gov: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information published on our website, or any other website referenced herein, is not incorporated into this report.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace and our mission is to shape the future of the Internet by inspiring new possibilities for them by helping transform their infrastructure, expand applications and analytics, address their security needs, and empower their teams. We believe that our customers are looking for outcomes that are data-driven and provide meaningful business value through automation, security, and analytics across private, hybrid, and multicloud environments.
We are focusing on four customer priorities: Reimagine Applications, Power of Hybrid Work, Transforming Infrastructure and Secure the Enterprise.
Reimagine Applications
In our view, over the next several years, customers will be increasingly writing modern software applications that can run on any hybrid cloud, and will be adding billions of connections to their environments. Customers will need to be able to build applications quickly, deploy them nearly anywhere, monitor experiences, and act in real time.
We believe we are uniquely positioned to enable successful business outcomes for customers in hybrid and multicloud environments. In our view, networks are increasingly critical to business success and we believe our customers will benefit from the insights and intelligence that we are making accessible through our highly differentiated platforms.
We are continuing our commitment to deliver full stack observability from the application to the infrastructure to give our customers greater insights that enable faster, better decision making. We are doing this through adding key elements to our portfolio, such as: infrastructure optimization with Intersight, network monitoring with technology from our acquisition of ThousandEyes, application performance monitoring with AppDynamics, as well as our security innovations.
Power of Hybrid Work
Our customers’ communications continue to evolve as we move to a digital, cloud-based world. As our customers’ people are an important competitive advantage to them, their teams need effective and simple ways to work better together and to interact with their customers to build better relationships and increase collaboration. As an example, we believe our collaboration portfolio, which includes our subscription-based Webex conferencing platform, is at the center of our customers’ strategy for enabling their teams to be more productive and secure.
With the future of work being hybrid, we are focused on delivering highly secure collaboration experiences regardless of whether workers are physically at home or in the office. During fiscal 2021, we have added a significant number of new features, including digital signage, touchless calls, room capacity alerts, and environmental sensors to help enable a safer return to the office. We also extended our Webex suite of devices through our new desk camera and desk hub solutions.
Transforming Infrastructure
In an increasingly digital and connected world, our customers are looking to modernize and transform their infrastructure. Our strategy began with Software-Defined Access (SD-Access) technology, one of our leading enterprise architectures and continued with the launch of our Catalyst 9000 series of switches.
Since the initial launch, we have continued to transform our enterprise access portfolio by bringing together several technologies to form the only integrated architecture with built-in simplicity, automation and security at the foundation. This architecture is designed to enable our customers to securely connect their users and devices to applications and data over any network, to applications and data, no matter where they are.
We have introduced several innovations that extend our networking capabilities to wireless and enterprise routing products, including Software-Defined Wide Area Network (SD-WAN) and Internet of Things (IoT) edge platforms. Our SD-WAN solutions are designed to provide direct branch to cloud connectivity, enabling the workforce to access their software-as-a-service (SaaS) applications and workloads in an optimized and highly secure manner. We have continued to expand our SD-WAN offering, through our Cloud OnRamp integrations with several webscale providers to deliver predictable and highly secure application experiences.
To further our innovation in this area, we are applying the latest technologies, such as machine learning and advanced analytics, to operate and enhance network capabilities. These network product offerings are designed to enable customers to detect cybersecurity threats, even in encrypted traffic. As such, we have created, in our view, the only network that is designed for security while maintaining privacy.
Our customers are operating in multicloud environments with private, public and hybrid clouds. For the data center, our strategy is to deliver multicloud architectures that bring policy and operational consistency, regardless of where applications or data reside, by extending our Application Centric Infrastructure (ACI) and our hyperconverged offerings.
In fiscal 2020, we announced details of our technology strategy for the Internet for the Future aimed at addressing the broad adoption of multicloud and application environments. We continue to make significant investments in the development of software, silicon and optics — which we believe are the building blocks for the Internet for the Future.
We introduced Cisco Silicon One, a single unified silicon architecture, as well as the Cisco 8000 carrier-class router family built on Cisco Silicon One and our operating system, Cisco IOS XR7. We have also expanded our Cisco Silicon One platform from a routing focused solution to one which addresses the webscale switching market. We also launched a new routed optical networking solution integrating our routers and pluggable optics from our recent acquisition of Acacia, which further helps to deliver cost savings to our customers.
Secure the Enterprise
With the rapid growth in modern applications, more distributed work environments, and increasing cyber-attacks, we believe every organization requires new or enhanced security architectures. Our security strategy is focused on delivering a simple and effective cyber-security architecture combining network, cloud and endpoint-based solutions that recognizes the critical importance of data privacy.
Our comprehensive security portfolio offers simplified protection for any workload on any cloud while minimizing the attack surface and automating security policies across an organization’s hybrid cloud footprint. This extends to our secure access service edge (SASE) framework and Zero Trust architecture, where we have developed a cloud-delivered stack across Umbrella, a secure Internet gateway, Meraki, SD-WAN, and Viptela. We are also delivering unified detection and response capabilities built on Cisco SecureX, our new cloud-native platform, which is a built-in platform that connects our Cisco Secure portfolio and our customers’ infrastructure.
Our strategy is to help our customers connect, secure, and automate in order to accelerate their digital agility in a cloud-first world. To execute on our strategy and address our customer priorities, we are focusing on the following six strategic pillars:
•Secure, Agile Networks — Build networking solutions with built-in simplicity, security, agility and automation that can be consumed as-a-service.
•Optimized Application Experiences — Enabling greater speed, agility and scale of cloud-native applications.
•Hybrid Work — Deliver highly secure access, a safer workplace and collaboration experiences for the hybrid workforce.
•Internet for the Future — Transform connectivity by efficiently meeting the ever-growing demand for low-latency and higher speeds.
•End-to-End Security — Build simple, integrated, and high efficacy end-to-end security solutions, delivered on-premise or in the cloud.
•Capabilities at the Edge — Develop new capabilities for a distributed world while enhancing the developer experience and extending enterprise and carrier networks.
We are also accelerating our efforts to enable the delivery of network functionality as a service as our customers increasingly want to consume our technologies in flexible ways. We have made the initial step with our new as-a-service portfolio, Cisco Plus, and our first offer, Cisco Plus hybrid cloud, which combines our data center compute, networking and storage portfolio. Cisco Plus includes our plans to deliver networking-as-a-service, which is designed to unify networking, security and observability across access, wide area network (WAN), and cloud domains.
Transforming our Business Model
We are transforming our offerings to meet the evolving needs of our customers. Historically, our various networking technology products have aligned with their respective product categories. However, increasingly our offerings are crossing multiple product categories. As our core networking offerings evolve, we expect we will add more common software features across our core networking platforms. We are increasing the amount of software offerings that we provide and the proportion of subscription software offerings. We have various software offerings that fall into the broad categories of subscription arrangements, including SaaS and term licenses, and perpetual licenses.
As part of the transformation of our business, we continued to make strides during fiscal 2021 to develop and sell more software and subscription-based offerings. We are also focused on the entire customer lifecycle to drive expansion and renewals. We will continue to invest in network-as-a-service offerings to provide our customers with flexibility in how they want to utilize our technologies.
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
Products and Services
Our products and services are grouped into the following categories:
Infrastructure Platforms
Infrastructure Platforms consist of our core networking technologies of switching, routing, wireless, and data center products that are designed to work together to deliver networking capabilities and transport and/or store data. These technologies consist of both hardware and software offerings that help our customers build networks, automate, orchestrate, integrate, and digitize data. We believe it is critical for us to continue to deliver continuous value to our customers. We continued to make progress in shifting more of our business to software and subscriptions across our core networking portfolio, and in expanding our software offerings. Our objective is to continue moving to cloud-managed solutions across our enterprise networking portfolio. We started with our Nexus 9000 series of switches for the data center, which along with ACI, provide enhancements in security, programmability and performance while lowering operating costs. Our Cisco Catalyst 9000 series of switches were developed for security, mobility, IoT, and the cloud. These switches formed the foundation for our leading enterprise architectures, built on the principles of Cisco DNA. We continued to expand on this technology by extending SD-Access and Cisco DNA Center across our enterprise networking portfolio and by extending ACI to the public and private cloud. In addition, we now have a unified operating system and policy management platform for our enterprise networking portfolio to drive simplicity and consistency across our customers’ networks.
Our Switching portfolio encompasses campus switching as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and IoT services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching are our Catalyst 9000 series of switches that include hardware with embedded software, along with a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features and can be centrally monitored, managed, and configured. With the expansion of WiFi-6, we have expanded our portfolio to include multigigabit technology in our switches in order to manage higher bandwidth and manage network speed. Our data center switching offerings provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers. We continue to add deeper and broader visibility and analytics across our networks and applications, enabling us to deliver better experiences for our customers. We are also expanding our Nexus 9000 portfolio with 400G speed capability in order to support growing bandwidth demands for our customers.
Our Routing portfolio interconnects public and private wireline and mobile networks, delivering highly secure and reliable connectivity to campus, data center and branch networks. Our routing solutions are designed to meet the scale, reliability, and security needs of our customers. We introduced the principles of Cisco DNA into our routing portfolio by integrating SD-WAN into our offerings. We recently launched the Cisco 8000 portfolio, a family of high density, low power next generation routing platforms focused on our customers’ evolution to support 100G and 400G connectivity speeds.
Our Wireless portfolio provides indoor and outdoor wireless coverage designed for seamless roaming use of voice, video, and data applications. These products include wireless access points that are standalone, controller appliance-based, switch-converged, and Meraki cloud-managed offerings. Our Cisco DNA and Cisco DNA Spaces location-based services provide network assurance and automation for our customers’ wireless networks. Our Catalyst and Meraki WiFi-6 based access points are designed for high-density public or private environments to improve speed, performance, and capacity for wireless networking in both homes and enterprises.
Our Data Center portfolio incorporates various technologies and solutions including the Cisco Unified Computing System, HyperFlex, our hyperconverged offering, and software management capabilities, which combine computing, networking, and storage infrastructure management and virtualization to deliver agility, simplicity, and scale. These products are designed to extend the power and simplicity of unified computing for data-intensive workloads, applications at the edge of the network, and the next generation of distributed application architectures.
Applications
The Applications product category consists primarily of software-related offerings that utilize the core networking and data center platforms to provide their functions. Our Applications portfolio includes our collaboration products as well as our Applications Monitoring and IoT software offerings. Our offerings within the Applications portfolio are primarily delivered as software-as-a-service, but also includes perpetual software licenses as well as hardware offerings.
Our Collaboration strategy is to power hybrid work by reimagining employee and customer experiences to be more inclusive and engaging by providing technology that enables distributed teams to collaborate effortlessly. We offer end-to-end collaboration solutions that can be delivered from the cloud, on-premise or within hybrid cloud environments allowing customers to transition their collaboration solutions from on-premise to the cloud. These Webex solutions can be purchased on a stand-alone basis or as part of the Webex Suite that integrates voice, video, messaging, calling, polling, and event solutions enabled across a wide range of devices and endpoints such as mobile phones, tablets, desktop and laptop computers, video units, and collaboration appliances. Artificial intelligence (AI) and machine learning capabilities are embedded across the Webex portfolio, providing collaboration experiences that integrate people insights, relationship and audio intelligence to help improve productivity.
Our Webex Cloud Contact Center solution, combined with the products from our recent IMImobile acquisition, creates a customer experience as-a-service offering (CXaaS), which leverages technology, including AI, experience management, collaboration tools, omnichannel capabilities, and programmability, for customization.

Our Webex devices portfolio has also been expanded to include comprehensive remote work devices with purpose-built software that embeds AI to help provide smart hybrid workplace experiences, that are both touch free and personalized, assisting with safer returns to the office.
Our analytics solutions seek to help businesses deliver consistently high-quality digital experiences by connecting end-user experience and application performance to business outcomes. Our analytics applications monitor, correlate, analyze, and act on application performance and business performance data in real time. This automated, cross-stack intelligence helps to enable developers, IT operations, and business owners to make mission critical and strategic improvements.
We continue to invest in IoT as we expect the number of connected IoT devices to continue to grow. Our Cisco IoT Control Center helps to enable enterprises to automate the lifecycle of connected devices, including tools designed to automatically and remotely onboard, manage, and monetize their IoT devices.
Security
The Security product category primarily includes our network security, cloud and email security, identity and access management, advanced threat protection, and unified threat management products. Leveraging the built-in Cisco SecureX platform, we provide interoperability with customers’ security infrastructure, including third-party technologies. This results in unified visibility, automation and stronger defenses.
Security continues to be a leading priority for our customers, regardless of size or industry. At the core of our strategy is addressing their number one concern: the complexity of security. We have built SecureX into our Security products to help our customers connect our integrated security portfolio and existing security infrastructure to provide simplicity, visibility, and efficiency. We have also delivered Zero Trust for the workforce, workplace and workloads to help address the security challenges associated with the transition to cloud and remote work.
In fiscal 2021, we continued to invest and innovate in solutions that enable an increasingly hybrid workforce, support our customers’ transition to the cloud and help mitigate attackers’ evolving threats and methods. We enhanced our offerings in SASE by expanding our SASE architecture while simplifying the offering for customers, combining network and security functionality in a single, cloud-native service to help secure access wherever users and applications reside. We continued to enhance our comprehensive zero trust framework, introducing passwordless authentication by Duo Security.
Other Products
Our Other Products category primarily consists of our emerging technologies products.
Services
In addition to our product offerings, we provide a broad range of service and support options for our customers. Our overall service and support offerings are combined into one organization, Customer Experience, that is responsible for the end-to-end customer experience.
Our support and maintenance services help our customers ensure their products operate efficiently, remain available, and benefit from the most up-to-date system and application software. These services help customers protect their network investments, manage risk, and minimize downtime for systems running mission-critical applications. A key example is Cisco Smart Services, which leverages the intelligence from the installed base of our products and customer connections to protect and optimize network investments for our customers and partners. We have expanded these offerings from traditional hardware support to include software, solutions, and premium support.
We also provide comprehensive advisory services that are focused on responsive, preventive, and consultative support of our technologies for specific networking needs. We are investing in and expanding advisory services in the areas of software, cloud, security, and analytics, which reflects our strategy of selling customer outcomes. We are focused on three priorities: utilizing technology advisory services to drive higher product and services; assessment and migration services providing the tools, expertise and methodologies to enable our customers to migrate to new technology platforms; and providing optimization services aligned with customers’ business expectations.

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
Commercial
Within the commercial market, we define large businesses as organizations which typically have fewer than 1,000 employees. We sell to the larger, or midmarket, customers within the commercial market through a combination of our direct sales force and channel partners. These customers typically require the latest advanced technologies that our enterprise customers demand, but with less complexity. Small businesses, or organizations with fewer than 100 employees, require information technologies and communications products that are easy to configure, install, and maintain. We sell to these smaller organizations within the commercial market primarily through channel partners.
Service Providers
Service providers offer data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. The service provider market includes regional, national, and international wireline carriers, webscale operators as well as Internet, cable, and wireless providers. We also include media, broadcast, and content providers within our service provider market, as the lines in the telecommunications industry continue to blur between traditional network-based, content-based and application-based services. Service providers use a variety of our products and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the greater scale and higher complexity of their networks, whose requirements are addressed, we believe, by our architectural approach.
Public Sector
The public sector market includes federal, state and local governments, as well as educational institution customers. Many public sector customers have unique IT, collaboration, and networking needs within a multi-vendor environment. We sell to public sector customers through a network of third-party application and technology vendors, channel partners, as well as through direct sales.
Sales Overview
As of the end of fiscal 2021, our worldwide sales and marketing functions consisted of approximately 25,000 employees, including managers, sales representatives, and technical support personnel. We have field sales offices in approximately 90 countries, and we sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other resellers, and distributors.
Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. Some service providers are also systems integrators.
Distributors may hold inventory and sell to systems integrators, service providers, and other resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. Revenue from two-tier distributors is recognized based on a sell-in method. These distributors may be given business terms that allow them to return a limited portion of inventory, receive credits for changes in selling prices, receive certain rebates, and participate in various cooperative marketing programs.
For information regarding risks related to our sales channels, see “Item 1A. Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model could harm our sales and margins” and “Inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”

For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment;” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations;” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition;” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows;” and “Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business,” among others.
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
Financed service contracts
Channels financing arrangements
End-user financing arrangements
Acquisitions, Investments, and Alliances
The markets in which we compete require a wide variety of technologies, products, and capabilities. Our growth strategy is based on the components of innovation, which we sometimes refer to as “build, buy, partner, invest, and co-develop.” This five-prong approach to how we innovate can be summarized as follows:

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

Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and accelerate new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. Companies with which we have added or expanded strategic alliances during fiscal 2021 and in recent years include Apple Inc., Equinix Inc., Google LLC, International Business Machines Corporation, Microsoft Corporation, Samsung Electronics Co., Ltd., and Amazon Web Services LLC, among others.
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
Our competitors (in each case relative to only some of our products or services) include: Amazon Web Services LLC; Arista Networks, Inc.; Broadcom Inc.; CommScope Holding Company, Inc.; Check Point Software Technologies Ltd.; CrowdStrike Holdings, Inc.; Dell Technologies Inc.; Dynatrace Inc.; F5 Networks, Inc.; FireEye, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Lenovo Group Limited; LogMeIn, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Nutanix, Inc.; Palo Alto Networks, Inc.; RingCentral, Inc.; Ubiquiti Inc.; VMware, Inc.; Zoom Video Communications, Inc.; and Zscaler, Inc.; among others.
Some of our competitors compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and this trend may increase. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application-specific integrated circuits (ASICs) offering advanced services, standards-based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors for enterprise data center business have made acquisitions, or announced new strategic alliances, designed to position them to provide end-to-end technology solutions for the enterprise data center. As a result of all of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.
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
We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and, at the same time, compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could have a material adverse effect on our business, operating results, and financial condition and accordingly affect our chances of success.

Research and Development
We regularly introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Infrastructure Platforms, Applications, Security, and Other Product technologies. Our research and development expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Recent areas of increased focus include our networking technologies (which encompasses switching, routing, and wireless technologies within Infrastructure Platforms), conferencing, security, and analytics products. Our expenditures for research and development costs were expensed as incurred.
The industry in which we compete is subject to rapid technological developments, evolving standards, changes in customer requirements, and new product introductions and enhancements. As a result, our success depends, in part, on our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and reduce total cost of ownership. To achieve these objectives, our management and engineering personnel work with customers to identify and respond to customer needs, as well as with other innovators of Internet networking products, including universities, laboratories, and corporations. We also expect to continue to make acquisitions and strategic investments, where appropriate, to provide us with access to new technologies. Nonetheless, there can be no assurance that we will be able to successfully develop products to address new customer requirements and technological changes or that those products will achieve market acceptance.
Manufacturing
We rely on contract manufacturers for our manufacturing needs. We presently use a variety of independent third-party companies to provide services related to printed-circuit board assembly, in-circuit test, product repair, and product assembly. Proprietary software in electronically programmable memory chips is used to configure products that meet customer requirements and to maintain quality control and security. The manufacturing process enables us to configure the hardware and software in unique combinations to meet a wide variety of individual customer requirements. The manufacturing process also uses automated testing equipment and burn-in procedures, as well as comprehensive inspection, testing, and statistical process controls, which are designed to help ensure the quality and reliability of our products. The manufacturing processes and procedures are generally certified to International Organization for Standardization 9001 standards.
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
Environmental Sustainability
Sustainability and protecting the environment are both top priorities for Cisco. We have set long-term goals to address the environmental impacts from our products and business operations.
We strive to reduce the impacts of our operations and supply chain, help our customers decrease greenhouse gas (GHG) emissions, and support our communities experiencing direct effects of a changing climate by, among others:
•Continuing to invest in renewable energy, including investments in solar and wind energy;
•Designing our products and packaging for reuse, repair, recycling, and resource efficiency and managing our equipment for multiple lifecycles;
•Enhancing our Webex and other remote collaboration tools;
•Investing in projects to improve the efficiency of our offices, labs, and data centers worldwide;
•Working with our component suppliers, manufacturing partners, and logistic providers to reduce emissions and set targets for absolute GHG emissions reductions;
•Helping our employees to engage with events and opportunities to raise awareness and create a sense of community around sustainability; and
•Providing critical connectivity in the aftermath of natural disasters.
Talent and Culture
At Cisco, we value our people, our technology, and changing the world for the better with a focus on creating a more inclusive future. Our goal is to attract, retain, and develop talent in order to help our customers connect, secure and automate to accelerate their digital agility in a cloud-first world. Our relationship with our employees is one of mutual benefit, our employees bring talent and ingenuity to everything we do. In turn, we provide employees meaningful careers and development opportunities. As a testament to this, Cisco has been named as the number one place to work on the “World’s Best Workplaces List” by Great Places to Work and Fortune Magazine for 2019 and 2020.
As of July 31, 2021, we had approximately 79,500 full-time employees and they are categorized as follows:
We have a responsibility to support our employees through times of change and enable them to be their best. We do this by fostering a Conscious Culture. Living a Conscious Culture requires us to act with dignity, respect, fairness, and equity in each of our interactions with one another, building a culture that allows us to become a catalyst for social change. By intentionally creating and cultivating an inclusive work environment where employees can thrive, we believe Cisco is helping to bring about a better world.

Inclusion & Diversity
Inclusion and diversity are core components in our Conscious Culture. Inclusivity is our strength and our priority. We want every employee to feel valued, respected, and heard. We are prioritizing inclusion and diversity across the company, recognizing that connecting people of all experiences and backgrounds allows us to innovate and collaborate. In order to continue accelerating diversity and finding extraordinary talent, we have designed a framework that includes: introducing new tools and technologies to help accurately map the talent market, creating job roles that attract highly qualified diverse candidates, and expanding the diversity within our interview panels.
We currently have a total of 29 Inclusive Communities comprised of 11 Employee Resource Organizations and 18 Employee Networks supporting full-spectrum diversity globally, including gender, ethnicity, race, orientation, age, ability, veteran status, religion, culture, background, as well as varied experiences, strengths, and perspectives. These thriving communities continue to be a source of strength and support for employees, and they help to foster a more conscious culture by providing opportunities for proximity and learning.
Cisco has signed the CEO Action for Diversity and Inclusion Pledge. The CEO Action for Diversity & Inclusion Pledge is a CEO-driven business commitment to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace. We are delivering on this pledge by accelerating full-spectrum diversity — including gender, age, race, ethnicity, orientation, ability, nationality, religion, veteran status, background, culture, experience, strengths and perspectives. At Cisco, it starts at the top: 46% of our Executive Leadership Team (ELT) are women and 54% are diverse in terms of gender or ethnicity.
We publish certain gender diversity and ethnic diversity workforce data annually. Across our global company, we have driven broad improvements in overall workforce diversity. Based on our annual fiscal 2020 data, our global employee base was 27% female and 73% male, and our U.S. employee base was comprised of the following ethnicities: 51.8% White/Caucasian, 36.5% Asian, 5.8% Hispanic/Latino, 4.1% African American/Black, 1.4% two or more races (Not Hispanic or Latino), and 0.4% additional groups (including American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander).
With respect to social justice, Cisco is taking a stand and partnering across the globe to multiply our positive impact throughout our communities. In September 2020, we announced our Social Justice Beliefs & Actions, which is our blueprint for how Cisco will show up when we see inequality and injustice in the world.
This work is part of a plan for Cisco to drive transformational, generational impact for vulnerable communities. Our Inclusive Future Action Office helps drive progress and excellence in our strategic actions in this area, which are designed to address the broader ecosystem including our employees, partners, customers and suppliers.
At present, our Inclusive Future Action Office is focused on driving impacts through our strategic actions in the African American/Black community, but these actions will be the blueprint for how we help address inequity in communities around the world in the future. We are creating actions that can be replicated and scaled and are designed to cover the full spectrum of diversity, inclusive of gender, generation, race, ethnicity, orientation, ability, nationality and background - the foundation of our Conscious Culture.
Compensation and Benefits
Our total compensation philosophy is designed to attract, reward & retain talent. It provides market competitive, performance-based compensation aligned with each employee’s contribution and impact to the value we drive to our customers, partners and stockholders. We reward and recognize our employees for effecting innovation, collaboration, profitability, and growth within our geographies, product lines, and functions.
Cisco has always been committed to compensating our employees fairly and equitably. We are a founding signer of the White House Equal Pay Pledge and the Parity.org pledge, and we are leading the charge to make fair pay a reality for all employees through the Employers for Pay Equity Consortium. We have also introduced an innovative and inclusive framework that provides us powerful analytics to evaluate our complex compensation system. For example, by using these powerful analytics, we are able to test for pay parity on a regular basis, and when gaps are found, we strive to correct them.
Health & Well-being
We have an ongoing commitment to focus on the health, safety, and well-being of our employees. We provide our employees and their families high-quality, flexible and convenient benefits and resources for their physical, mental, and financial well-being. Since the start of the COVID-19 pandemic, employees have continually had to focus on how to balance careers and personal lives, all while managing their own physical, emotional, and financial health. During fiscal 2021, most of our global workforce was working from home. In addition, we are moving towards a hybrid work model, giving our employees the flexibility to work offsite or onsite Cisco locations. We developed a COVID-19 response and recovery strategy with a focus on both physical and mental health, recognizing the need to create an environment where employees can speak openly about mental health. In fiscal 2021, we continued to offer employees “A Day for Me,” which were paid days off that allowed for each individual to recharge and rest.
Employee Development
We believe in open-ended, self-directed learning, understanding that each individual knows what skills and resources they need to succeed. We encourage employees to explore job roles outside of their daily work and encourage everyone to harness their strengths and improve the way we all work. Employees choose their own path and we support that choice by providing them tools and resources to help them achieve their career goals.
Employee Engagement
We believe that strong communication is key in our Conscious Culture. This communication includes regular, virtual all hands, which we refer to as a “Cisco Check-In,” and weekly team leader check-ins, which we refer to as a “Team Space Check-In.” Our regular virtual Cisco Check-Ins were initially launched with a focus on sharing medical information at the start of the COVID-19 pandemic. The Cisco Check-Ins have since evolved into a forum where we can discuss much more with our employees, from business updates to social justice to physical and mental health.
In fiscal 2021, we have seen high level of employee engagement. For example, there were approximately 2 million Team Space Check-Ins by our employees in fiscal 2021, reflecting 85% of employees submitting Team Space Check-Ins. Employees also participate in our global Engagement Pulse Survey and the Real Deal Survey. These surveys allow our employees to provide confidential feedback on our culture, company strategy and trust in their direct leaders.
CSR Impact Report
Additional information regarding Cisco's activities related to its people and Corporate Social Responsibility (CSR), as well as our workforce diversity data, can be found in our CSR Impact Report and related supplemental information, which are located on our ESG Reporting Hub at https://www.cisco.com/c/m/en_us/about/csr/esg-hub.html. The contents of our CSR Impact Report and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2021 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	55	Chair and Chief Executive Officer
Gerri Elliott	65	Executive Vice President and Chief Customer and Partner Officer
R. Scott Herren	59	Executive Vice President and Chief Financial Officer
Maria Martinez	63	Executive Vice President and Chief Operating Officer
Deborah L. Stahlkopf	51	Executive Vice President and Chief Legal Officer
Mr. Robbins serves as our Chief Executive Officer since July 2015, as a member of the Board of Directors since May 2015, and as Chair of the Board since December 2017. Mr. Robbins joined Cisco in December 1997, from which time until March 2002 he held a number of managerial positions within Cisco’s sales organization. Mr. Robbins was promoted to Vice President in March 2002, assuming leadership of Cisco’s U.S. channel sales organization. Additionally, in July 2005, Mr. Robbins assumed leadership of Cisco’s Canada channel sales organization. In December 2007, Mr. Robbins was promoted to Senior Vice President, U.S. Commercial, and, in August 2009 he was appointed Senior Vice President, U.S. Enterprise, Commercial and Canada. In July 2011, Mr. Robbins was named Senior Vice President, Americas. In October 2012, Mr. Robbins was promoted to Senior Vice President, Worldwide Field Operations, in which position he served until assuming the role of Chief Executive Officer. Mr. Robbins is also a member of the board of directors of BlackRock, Inc (since 2017).
Ms. Elliott joined Cisco in April 2018 and serves as our Executive Vice President and Chief Customer and Partner Officer. Ms. Elliott is a former Executive Vice President of Juniper Networks, Inc. (“Juniper”), where she served as Executive Vice President and Chief Customer Officer from March 2013 to February 2014, Executive Vice President and Chief Sales Officer from July 2011 to March 2013, and Executive Vice President, Strategic Alliances from June 2009 to July 2011. Before joining Juniper, Ms. Elliott held a series of senior executive positions with Microsoft Corporation (“Microsoft”) from 2001-2008, including as Corporate Vice President of Microsoft’s Industry Solutions Group, Worldwide Public Sector and North American Enterprise Sales organizations. Prior to joining Microsoft, Ms. Elliott spent 22 years at International Business Machines Corporation (“IBM”), where she held several senior executive positions both in the U.S. and internationally. Ms. Elliott is a member of the board of directors of Whirlpool Corporation (since 2014) and Marqeta, Inc. (since 2021).

Mr. Herren joined Cisco in December 2020 and serves as our Executive Vice President and Chief Financial Officer. Prior to joining Cisco, Mr. Herren served as Senior Vice President and Chief Financial Officer of Autodesk, Inc. (“Autodesk”) since November 2014. Prior to joining Autodesk, Mr. Herren served as Senior Vice President of Finance at Citrix Systems, Inc. (“Citrix”) from September 2011 to October 2014, and in a variety of other leadership roles after joining Citrix in March 2000, including as Vice President and Managing Director for EMEA and Vice President and General Manager of Citrix’s virtualization systems group. Before joining Citrix, Mr. Herren spent over 15 years in senior strategy and financial positions at FedEx Corporation and IBM.
Ms. Martinez joined Cisco in April 2018 and served as our Executive Vice President and Chief Customer Experience Officer until her appointment as our Executive Vice President and Chief Operating Officer in March 2021. Prior to joining Cisco, Ms. Martinez served in a variety of senior executive roles at salesforce.com, inc. (“Salesforce”), including as President, Global Customer Success and Latin America from March 2016 to April 2018; President, Sales and Customer Success from February 2013 to March 2016; Executive Vice President and Chief Growth Officer from February 2012 to February 2013; and as Executive Vice President, Customers for Life from February 2010 to February 2012. Ms. Martinez’s experience prior to Salesforce includes serving as Corporate Vice President of Worldwide Services at Microsoft, President and Chief Executive Officer of Embrace Networks, Inc. and various senior leadership roles at Motorola, Inc. and AT&T Inc./Bell Laboratories. Ms. Martinez is a member of the board of directors of McKesson Corporation (since 2019).
Ms. Stahlkopf joined Cisco in August 2021 and serves as our Executive Vice President and Chief Legal Officer. Prior to joining Cisco, Ms. Stahlkopf spent 14 years at Microsoft, where she served most recently as Corporate Vice President, General Counsel and Corporate Secretary, Corporate, External and Legal Affairs from April 2018 to July 2021. Ms. Stahlkopf also served in other leadership roles at Microsoft, including as Vice President and Deputy General Counsel from December 2015 to April 2018 and as Associate General Counsel from December 2010 to December 2015. Prior to joining Microsoft, Ms. Stahlkopf practiced law at Perkins Coie LLP and Cooley Godward LLP.

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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. In the second half of fiscal 2020, the COVID-19 pandemic had an impact on our financial results and business operations, with a significant impact in the third quarter of fiscal 2020 on our supply chain where we saw manufacturing challenges and component constraints. We continue to address these supply chain challenges and cost impacts, which we expect will continue at least through the first half of fiscal 2022 and potentially into the second half of fiscal 2022. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain. These disruptions include the unprecedented actions taken to try to contain the pandemic such as travel bans and restrictions, business closures, and social distancing measures, such as quarantines and shelter-in-place orders.
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
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. For example, in fiscal 2021, we increased our inventory and purchase commitments in light of the supply chain challenges seen industrywide due to component shortages, caused in part by the COVID-19 pandemic. These increases in our inventory and purchase commitments to shorten lead times could also lead to significant excess and obsolete inventory charges if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We expect these supply chain challenges and cost impacts to continue through at least the first half of fiscal 2022 and potentially into the second half of fiscal 2022. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. For example, in fiscal 2021, we increased our inventory and purchase commitments in light of the supply chain challenges seen industrywide due to component shortages, caused in part by the COVID-19 pandemic. These increases in our inventory and purchase commitments to shorten lead times could also lead to significant excess and obsolete inventory charges if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information regarding our purchase commitments with contract manufacturers and suppliers, see Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins declined in fiscal 2021 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
•Increases in material, labor or other manufacturing-related costs (i.e. component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those impacting the market for components, including semiconductors and memory
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
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
The process of developing new technology, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as security, digital transformation and IoT, and cloud— is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, such as, for example, networking products based on “white box” hardware, our business could be harmed. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. We have also been transforming our business to move from selling individual products and services to selling products and services integrated into architectures and solutions, and we are seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, our business could be harmed.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. We initiated a restructuring plan in the first quarter of fiscal 2021, which included a voluntary early retirement program, and which has now been substantially completed. Our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio includes available-for-sale debt investments and equity investments, the values of which are subject to market price volatility. If such investments suffer market price declines, as we experienced with some of our investments in the past, we may recognize in earnings the decline in the fair value of our investments below their cost basis. Our privately held investments are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. For information regarding the market risks associated with the fair value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”
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
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
As of the end of fiscal 2021, we have senior unsecured notes outstanding in an aggregate principal amount of $11.5 billion that mature at specific dates from calendar year 2021 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of July 31, 2021. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
Risks Related to Cybersecurity and Regulations
Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or data breaches on our customers’ networks, or in cloud-based services provided by or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored, are vulnerable to cyber-attacks, data breaches, malware, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. Such events have and could in the future compromise or disrupt access to or the operation of our products, services, and networks or those of our customers, or result in the information stored on our systems or those of our customers being improperly accessed, processed, disclosed, lost or stolen. We have not to date experienced a material event; however, the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, give rise to legal and/or regulatory action, could damage our reputation or otherwise materially harm our business, and could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and may not be successful. Breaches of security in our customers’ networks, or in cloud-based services provided by or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Customers may also need to test security releases before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based services, and we cannot control the rate at which they remedy vulnerabilities. When customers do not deploy specific releases, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the release, they may be left vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying specific releases or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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
In addition to our headquarters site, we own additional sites in the United States, which include facilities in the surrounding areas of San Jose, California; Research Triangle Park, North Carolina; Richardson, Texas; and Lawrenceville, Georgia. We also own land for expansion in some of these locations. In addition, we lease office space in many U.S. locations.
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
For a description of pending legal proceedings in which we are involved, see Note 14 “Commitments and Contingencies - (f) Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a)Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. There were 36,408 registered stockholders as of September 3, 2021.
(b)None.
(c)Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 2, 2021 to May 29, 2021	5	$52.50	5	$8,477
May 30, 2021 to June 26, 2021	4	$53.50	4	$8,240
June 27, 2021 to July 31, 2021	6	$53.82	6	$7,940
Total	15	$53.30	15
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 31, 2021, the remaining authorized amount for stock repurchases under this program is approximately $7.9 billion with no termination date.
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

Stock Performance Graph
The information contained in this Stock Performance Graph section shall not be deemed to be “soliciting material” or “filed” or incorporated by reference in future filings with the SEC, or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), except to the extent that Cisco specifically incorporates it by reference into a document filed under the Securities Act of 1933, as amended, or the Exchange Act.
The following graph shows a five-year comparison of the cumulative total stockholder return on Cisco common stock with the cumulative total returns of the S&P 500 Index, and the S&P Information Technology Index. The graph tracks the performance of a $100 investment in the Company’s common stock and in each of the indexes (with the reinvestment of all dividends) on the date specified. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.
Comparison of 5-Year Cumulative Total Return Among Cisco Systems, Inc.,
the S&P 500 Index, and the S&P Information Technology Index

$400
$350
$300
$250
$200
$150
$100
$50
$0
July 2016
July 2017
July 2018
July 2019
July 2020
July 2021
Cisco Systems, Inc.
S&P 500
S&P Information Technology

	July 2016	July 2017	July 2018	July 2019	July 2020	July 2021
Cisco Systems, Inc.	$100.00	$106.89	$149.02	$203.37	$172.26	$212.11
S&P 500	$100.00	$116.13	$134.99	$147.86	$160.26	$222.51
S&P Information Technology	$100.00	$130.17	$168.84	$196.81	$254.67	$374.44

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, future responses to and effects of the COVID-19 pandemic, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
OVERVIEW
Cisco designs and sells a broad range of technologies that power the Internet. We are integrating our platforms across networking, security, collaboration, applications and the cloud. These platforms are designed to help our customers manage more users, devices and things connecting to their networks. This will enable us to provide customers with a highly secure, intelligent platform for their digital business.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 31, 2021	July 25, 2020	Variance		July 31, 2021	July 25, 2020	Variance
Revenue	$13,126	$12,154	8%		$49,818	$49,301	1%
Gross margin percentage	63.6%	63.2%	0.4	pts	64.0%	64.3%	(0.3)	pts
Research and development	$1,713	$1,565	9%		$6,549	$6,347	3%
Sales and marketing	$2,448	$2,218	10%		$9,259	$9,169	1%
General and administrative	$521	$494	5%		$2,152	$1,925	12%
Total R&D, sales and marketing, general and administrative	$4,682	$4,277	9%		$17,960	$17,441	3%
Total as a percentage of revenue	35.7%	35.2%	0.5	pts	36.1%	35.4%	0.7	pts
Amortization of purchased intangible assets included in operating expenses	$79	$33	139%		$215	$141	52%
Restructuring and other charges included in operating expenses	$8	$127	(94)%		$886	$481	84%
Operating income as a percentage of revenue	27.2%	26.7%	0.5	pts	25.8%	27.6%	(1.8)	pts
Interest and other income (loss), net	$160	$59	171%		$429	$350	23%
Income tax percentage	19.4%	20.3%	(0.9)	pts	20.1%	19.7%	0.4	pts
Net income	$3,009	$2,636	14%		$10,591	$11,214	(6)%
Net income as a percentage of revenue	22.9%	21.7%	1.2	pts	21.3%	22.7%	(1.4)	pts
Earnings per share—diluted	$0.71	$0.62	15%		$2.50	$2.64	(5)%

Fiscal 2021 Compared with Fiscal 2020
In fiscal 2021, we delivered growth in revenue in a very challenging environment. As customers have accelerated their digitization and cloud investments stemming from the COVID-19 pandemic, we focused on executing and innovating to support and assist that transition. In the second half of fiscal 2021, we began to see customers prepare for office re-openings and hybrid work by increasing investments in their technologies. Total revenue increased by 1% compared with fiscal 2020. Our product revenue reflected growth in Security, partially offset by declines in Applications. Infrastructure Platforms was flat. We continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue was flat and service revenue increased by 4%. Fiscal 2021 had 53 weeks, compared with 52 weeks in fiscal 2020, thus our results for fiscal 2021 reflect an extra week compared with fiscal 2020. We estimate that a majority of our revenue increase was attributable to the extra week. In fiscal 2021, total software revenue was $15.0 billion across all product areas and service, an increase of 7%. Within total software revenue, subscription revenue increased 15%. Total gross margin decreased by 0.3 percentage points. Product gross margin decreased by 0.2 percentage points, due to lower productivity benefits largely driven by ongoing costs related to supply chain constraints. The effect of pricing erosion was moderate. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements, to address supply chain challenges. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.7 percentage points. The total impact associated with the extra week on our cost of sales and operating expenses was approximately $150 million (excluding the impact of share-based compensation expense). Operating income as a percentage of revenue decreased by 1.8 percentage points. We incurred restructuring and other charges of $886 million, which resulted in a decrease of 6% in net income and a decrease of 5% in diluted earnings per share.
In terms of our geographic segments, revenue from the Americas decreased by $0.1 billion, EMEA revenue increased by $0.3 billion and revenue in our APJC segment increased by $0.4 billion. The “BRICM” countries experienced a product revenue decline of 6% in the aggregate, driven by a decrease in product revenue across each of the BRICM countries with the exception of India.
From a customer market standpoint, we experienced product revenue growth in the public sector and service provider markets partially offset by declines in the enterprise and commercial markets. As fiscal 2021 progressed, we saw improvement in business momentum in our customer markets, which we believe was related to an improving global macroeconomic environment.
From a product category perspective, total product revenue was flat year over year, driven by growth in revenue in Security of 7%, offset by a product revenue decline in Applications of 1%. Infrastructure Platforms was flat.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2021, as compared with the fourth quarter of fiscal 2020, total revenue increased by 8%. Within total revenue, product revenue increased by 10% and service revenue increased by 3%. With regard to our geographic segment performance, on a year-over-year basis, revenue in the Americas, EMEA and APJC increased by 8%, 6% and 13%, respectively. From a product category perspective, we experienced product revenue growth in Infrastructure Platforms and Security, offset by declines in Applications. Total gross margin increased by 0.4 percentage points, driven by productivity benefits, and to a lesser extent, favorable product mix, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively increased by 0.5 percentage points. Operating income as a percentage of revenue increased by 0.5 percentage points. Net income increased by 14% and diluted earnings per share increased by 15%.
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
Employees
•Most of our global workforce is working from home.
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
We are moving towards a hybrid work model, giving our employees the flexibility to work offsite or at onsite Cisco locations.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace and our mission is to shape the future of the Internet by inspiring new possibilities for them by helping transform their infrastructure, expand applications and analytics, address their security needs, and empower their teams. We believe that our customers are looking for outcomes that are data-driven and provide meaningful business value through automation, security, and analytics across private, hybrid, and multicloud environments. Our strategy is to help our customers connect, secure, and automate in order to accelerate their digital agility in a cloud-first world.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2021 compared with fiscal 2020 (in millions):

	Fiscal 2021	Fiscal 2020
Cash and cash equivalents and investments	$24,518	$29,419
Cash provided by operating activities	$15,454	$15,426
Deferred revenue	$22,164	$20,446
Repurchases of common stock—stock repurchase program	$2,902	$2,619
Dividends paid	$6,163	$6,016
Inventories	$1,559	$1,282

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
The inputs into certain of our judgments, assumptions and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for fiscal 2021. These estimates include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment, electronic delivery (or when the software is available for download by the customer), or once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. Our hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements do not include the right for the customer to take possession of the software during the term, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On our product sales, we record consideration from shipping and handling on a gross basis within net product sales. We record our revenue net of any associated sales taxes.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
See Note 3 to the Consolidated Financial Statements for more details.

Loss Contingencies
We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether such accruals should be made or adjusted and whether new accruals are required.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2021, 2020, and 2019. For the annual impairment testing in fiscal 2021, the excess of the fair value over the carrying value for each of our reporting units was $80.3 billion for the Americas, $73.0 billion for EMEA, and $33.2 billion for APJC.
During the fourth quarter of fiscal 2021, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 20.1%, 19.7%, and 20.2% in fiscal 2021, 2020, and 2019, respectively.

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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2020 compared to fiscal 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 25, 2020, filed with the SEC on September 3, 2020.
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars	Variance in Percent
Revenue:
Product	$36,014	$35,978	$39,005	$36	—%
Percentage of revenue	72.3%	73.0%	75.1%
Service	13,804	13,323	12,899	481	4%
Percentage of revenue	27.7%	27.0%	24.9%
Total	$49,818	$49,301	$51,904	$517	1%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars	Variance in Percent
Revenue:
Americas	$29,161	$29,291	$30,927	$(130)	—%
Percentage of revenue	58.5%	59.4%	59.6%
EMEA	12,951	12,659	13,100	292	2%
Percentage of revenue	26.0%	25.7%	25.2%
APJC	7,706	7,352	7,877	354	5%
Percentage of revenue	15.5%	14.9%	15.2%
Total	$49,818	$49,301	$51,904	$517	1%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2021 increased by 1% compared with fiscal 2020. Product revenue was flat and service revenue increased by 4%. Our total revenue reflected growth in EMEA and APJC. Americas was flat. Product revenue for the emerging countries of BRICM, in the aggregate, experienced a 6% product revenue decline, with decreases in each of these countries with the exception of India.
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

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$20,688	$21,006	$22,754	$(318)	(2)%
Percentage of product revenue	57.5%	58.4%	58.3%
EMEA	9,805	9,647	10,246	158	2%
Percentage of product revenue	27.2%	26.8%	26.3%
APJC	5,521	5,326	6,005	195	4%
Percentage of product revenue	15.3%	14.8%	15.4%
Total	$36,014	$35,978	$39,005	$36	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment decreased by 2%. The product revenue decrease was driven by declines in the enterprise and commercial markets, partially offset by growth in the public sector and service provider markets. From a country perspective, product revenue decreased by 1% in the United States, 18% in Mexico, and 9% in Brazil, partially offset by a product revenue increase of 4% in Canada.
EMEA
The increase in product revenue in the EMEA segment of 2% was driven by growth in the service provider and public sector markets, partially offset by declines in the commercial and enterprise markets. Product revenue from emerging countries within EMEA decreased by 7%, and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 4%. From a country perspective, product revenue increased by 4% in Germany, partially offset by declines in the United Kingdom and France by 1% and 2%, respectively.
APJC
Product revenue in the APJC segment increased by 4%, driven by growth in the public sector, service provider and enterprise markets, partially offset by declines in the commercial market. From a country perspective, product revenue increased in Japan, Australia and India by 11%, 6% and 3%, respectively, partially offset by a decline of 4% in China.

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. We report our product revenue in the following categories: Infrastructure Platforms, Applications, Security, and Other Products.
The following table presents product revenue by category (in millions, except percentages):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars	Variance in Percent
Product revenue:
Infrastructure Platforms	$27,109	$27,219	$30,184	$(110)	—%
Applications	5,504	5,568	5,803	(64)	(1)%
Security	3,382	3,158	2,822	224	7%
Other Products	19	33	196	(14)	(43)%
Total	$36,014	$35,978	$39,005	$36	—%
Amounts may not sum and percentages may not recalculate due to rounding. Prior period amounts have been reclassified to conform to the current period’s presentation.
Infrastructure Platforms
The Infrastructure Platforms product category represents our core networking offerings related to switching, routing, wireless, and the data center. Infrastructure Platforms revenue was flat compared to fiscal 2020, with growth in routing and wireless, offset by declines in switching and data center. This was the product area most impacted by the COVID-19 pandemic environment in the first half of fiscal 2021. Switching revenue declined in both campus switching and data center switching, although we had strong revenue growth in our Catalyst 9000 Series, Meraki switching offerings and Nexus 9000 Series. We experienced an increase in sales of routing products, with growth primarily in the service provider market. Wireless had strong growth driven by our Meraki and WiFi-6 products. Revenue from data center declined driven by continued market contraction impacting primarily our servers products.
Applications
The Applications product category includes our collaboration offerings (unified communications, Cisco TelePresence and conferencing) as well as IoT and AppDynamics analytics software offerings. Revenue in our Applications product category decreased by 1%, or $64 million, with a decline in Unified Communications and Cisco TelePresence partially offset by double digit growth in IoT software offerings and growth in Webex.
Security
Revenue in our Security product category increased 7%, or $224 million. Revenue from our cloud security portfolio reflected strong double-digit growth and continued momentum with our Duo and Umbrella offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$8,472	$8,285	$8,173	$187	2%
Percentage of service revenue	61.4%	62.2%	63.4%
EMEA	3,146	3,012	2,854	134	4%
Percentage of service revenue	22.8%	22.6%	22.1%
APJC	2,186	2,026	1,872	160	8%
Percentage of service revenue	15.8%	15.2%	14.5%
Total	$13,804	$13,323	$12,899	$481	4%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 4%, driven by growth in our maintenance business and solution support offerings. Service revenue increased across all geographic segments. Service revenue benefited from the extra week in fiscal 2021.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 31, 2021	July 25, 2020	July 27, 2019	July 31, 2021	July 25, 2020	July 27, 2019
Gross margin:
Product	$22,714	$22,779	$24,142	63.1%	63.3%	61.9%
Service	9,180	8,904	8,524	66.5%	66.8%	66.1%
Total	$31,894	$31,683	$32,666	64.0%	64.3%	62.9%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2020 to fiscal 2021:

Product Gross Margin Percentage
Fiscal 2020	63.3%
Productivity (1)	0.8%
Product pricing	(1.2)%
Mix of products sold	0.6%
Legal and indemnification charge	(0.1)%
Others	(0.3)%
Fiscal 2021	63.1%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin decreased by 0.2 percentage points driven by pricing erosion, partially offset by favorable product mix and lower productivity benefits. The effect of pricing erosion was moderate driven by typical market factors and impacted each of our geographic segments. Productivity improvements were adversely impacted by ongoing costs related to supply chain constraints. The favorable mix was driven by changes in the proportion of products sold from each of our product categories.
During fiscal 2021, we continued to manage through supply chain challenges seen industry wide due to component shortages, caused in part by the COVID-19 pandemic. These challenges resulted in increased costs (i.e. component costs, broker fees, expedited freight and overtime) which had a negative impact on product gross margin, and extended lead times to us and our customers. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements, to address supply chain challenges. We believe these actions will enable us to optimize our access to critical components, including semiconductors. We expect these supply chain challenges to continue through at least the first half of fiscal 2022 and potentially into the second half of fiscal 2022.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 31, 2021	July 25, 2020	July 27, 2019	July 31, 2021	July 25, 2020	July 27, 2019
Gross margin:
Americas	$19,499	$19,547	$20,338	66.9%	66.7%	65.8%
EMEA	8,466	8,304	8,457	65.4%	65.6%	64.6%
APJC	4,949	4,688	4,683	64.2%	63.8%	59.5%
Segment total	32,914	32,538	33,479	66.1%	66.0%	64.5%
Unallocated corporate items (1)	(1,020)	(855)	(813)
Total	$31,894	$31,683	$32,666	64.0%	64.3%	62.9%
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
We experienced a gross margin percentage increase in our Americas segment due to favorable product mix and productivity improvements, partially offset by pricing erosion.
Gross margin in our EMEA segment decreased due to pricing erosion, partially offset by productivity improvements and, to a lesser extent, favorable product mix. Lower service gross margin also contributed to the decrease in the gross margin in this geographic segment.
The APJC segment gross margin percentage increase was due to productivity improvements and favorable product mix, partially offset by pricing erosion.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars	Variance in Percent
Research and development	$6,549	$6,347	$6,577	$202	3%
Percentage of revenue	13.1%	12.9%	12.7%
Sales and marketing	9,259	9,169	9,571	90	1%
Percentage of revenue	18.6%	18.6%	18.4%
General and administrative	2,152	1,925	1,827	227	12%
Percentage of revenue	4.3%	3.9%	3.5%
Total	$17,960	$17,441	$17,975	$519	3%
Percentage of revenue	36.1%	35.4%	34.6%
Fiscal 2021 had an extra week compared to fiscal 2020. The extra week in fiscal 2021 contributed to the increase in headcount-related expenses in our R&D, sales and marketing, and G&A expenses.
R&D Expenses
R&D expenses increased due to higher headcount-related expenses, higher share-based compensation expense, higher acquisition-related costs and higher contracted services spending, partially offset by lower discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher contracted services spending and higher share-based compensation expense, partially offset by lower discretionary spending.
G&A Expenses
G&A expenses increased due to the impact from the gain recognized on the sale of property in fiscal 2020 and higher headcount-related expenses.
Effect of Foreign Currency
In fiscal 2021, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $214 million, or 1.2%, compared with fiscal 2020.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Amortization of purchased intangible assets:
Cost of sales	$716	$659	$624
Operating expenses	215	141	150
Total	$931	$800	$774
The increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions.

Restructuring and Other Charges
The following table presents restructuring and other charges (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Restructuring and other charges included in operating expenses	$886	$481	$322
In the first quarter of fiscal 2021, we initiated a restructuring plan, which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with this restructuring plan, we incurred charges of $881 million during fiscal 2021. We substantially completed the Fiscal 2021 Plan in fiscal 2021 and do not expect any remaining charges related to this plan to be material. We estimate the Fiscal 2021 Plan will generate cost savings of approximately $1.0 billion on an annualized basis.
We incurred total restructuring and other charges of $886 million in fiscal 2021. We incurred charges of $881 million related to the restructuring plan initiated during fiscal 2021 and the remainder of which was related to the restructuring plan announced during fiscal 2020.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Operating income	$12,833	$13,620	$14,219
Operating income as a percentage of revenue	25.8%	27.6%	27.4%
Operating income decreased by 6%, and as a percentage of revenue operating income decreased by 1.8 percentage points. These changes resulted primarily from: higher restructuring and other charges and a gross margin percentage decrease (driven by pricing erosion, partially offset by productivity improvements and product mix), partially offset by a revenue increase.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars
Interest income	$618	$920	$1,308	$(302)
Interest expense	(434)	(585)	(859)	151
Interest income (expense), net	$184	$335	$449	$(151)
Interest income decreased driven by lower interest rates and lower average balances of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance and the impact of lower effective interest rates.

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2021 vs. 2020
	July 31, 2021	July 25, 2020	July 27, 2019	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$53	$42	$(13)	$11
Marketable equity investments	6	(5)	(3)	11
Privately held investments	266	95	6	171
Net gains (losses) on investments	325	132	(10)	193
Other gains (losses), net	(80)	(117)	(87)	37
Other income (loss), net	$245	$15	$(97)	$230
The change in net gains (losses) on available-for-sale debt investments was primarily attributable to higher realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on privately held investments was primarily due to higher net unrealized gains and lower impairment charges, partially offset by lower realized gains. The change in other gains (losses), net was primarily driven by lower donation expense and favorable impacts from our equity derivatives, partially offset by unfavorable impacts from foreign exchange.
Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 20.1% for fiscal 2021, compared with 19.7% for fiscal 2020. The net 0.4 percentage points increase in the effective tax rate was primarily due to a decrease in the tax benefit from foreign income taxed at other than U.S. rates, offset by an increase in foreign-derived intangible income deduction and a decrease in state taxes.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 31, 2021	July 25, 2020	Increase (Decrease)
Cash and cash equivalents	$9,175	$11,809	$(2,634)
Available-for-sale debt investments	15,206	17,610	(2,404)
Marketable equity securities	137	—	137
Total	$24,518	$29,419	$(4,901)
The net decrease in cash and cash equivalents and investments from fiscal 2020 to fiscal 2021 was primarily driven by net cash paid for acquisitions and divestitures of $7.0 billion, cash returned to stockholders in the form of repurchases of common stock of $2.9 billion under the stock repurchase program and cash dividends of $6.2 billion, net decrease in debt of $3.0 billion, net increase in restricted cash of $0.8 billion, and capital expenditures of $0.7 billion. These uses of cash were partially offset by cash provided by operating activities of $15.5 billion.
In addition to cash requirements in the normal course of business, we have approximately $0.7 billion of the U.S. transition tax on accumulated earnings for foreign subsidiaries and $2.5 billion of long-term debt outstanding at July 31, 2021 that will mature within the next 12 months from the balance sheet date. See further discussion of liquidity and future payments under “Contractual Obligations” and “Liquidity and Capital Resource Requirements” below.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Net cash provided by operating activities	$15,454	$15,426	$15,831
Acquisition of property and equipment	(692)	(770)	(909)
Free cash flow	$14,762	$14,656	$14,922
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 31, 2021	$1.46	$6,163	64	$45.48	$2,902	$9,065
July 25, 2020	$1.42	$6,016	59	$44.36	$2,619	$8,635
July 27, 2019	$1.36	$5,979	418	$49.22	$20,577	$26,556
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $7.9 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 31, 2021	July 25, 2020	Increase (Decrease)
Accounts receivable, net	$5,766	$5,472	$294
Our accounts receivable net, as of July 31, 2021 increased by approximately 5% compared with the end of fiscal 2020.
Inventory Supply Chain  The following table summarizes our inventories (in millions):

	July 31, 2021	July 25, 2020	Increase (Decrease)
Inventories	$1,559	$1,282	$277
Inventory as of July 31, 2021 increased by 22% from our inventory balance at the end of fiscal 2020. The increase in inventory was primarily due to an increase in raw materials, partially offset by a decrease in finished goods.
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

The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	July 31, 2021	July 25, 2020
Less than 1 year	$6,903	$3,994
1 to 3 years	1,806	412
3 to 5 years	1,545	—
Total	$10,254	$4,406
The increase in purchase commitments with contract manufacturers and suppliers compared with the end of fiscal 2020 was due to arrangements to secure long-term supply and pricing for certain product components for multi-year periods. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements, to address supply chain challenges.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of rapidly changing technology and customer requirements. We believe the amount of our inventory and purchase commitments is appropriate for our revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 31, 2021	July 25, 2020	Increase (Decrease)
Lease receivables, net	$1,697	$2,088	$(391)
Loan receivables, net	5,117	5,856	(739)
Financed service contracts, net	2,450	2,821	(371)
Total, net	$9,264	$10,765	$(1,501)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 14%.
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
The volume of channel partner financing was $26.7 billion, $26.9 billion, and $29.6 billion in fiscal 2021, 2020, and 2019, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of July 31, 2021 and July 25, 2020, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 31, 2021, the total maximum potential future payments related to these guarantees was approximately $160 million, of which approximately $21 million was recorded as deferred revenue.

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 31, 2021	July 25, 2020
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$—	$2,500
2.90%	March 4, 2021	—	500
1.85%	September 20, 2021	2,000	2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$11,500	$14,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 31, 2021.
Our $2.0 billion senior fixed-rate notes with a maturity date of September 20, 2021 were redeemed on August 20, 2021, pursuant to our par call redemption option. The redemption price was equal to 100% of the principal amount plus any accrued and unpaid interest to, but excluding, August 20, 2021.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of July 31, 2021 and July 25, 2020.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement which would have terminated on May 14, 2021. As of July 31, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. Any advances under the 5-year credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (a) with respect to loans in U.S. dollars, (i) LIBOR or (ii) the Base Rate (to be defined as the highest of (x) the Bank of America prime rate, (y) the Federal Funds rate plus 0.50% and (z) a daily rate equal to one-month LIBOR plus 1.0%), (b) with respect to loans in Euros, EURIBOR, (c) with respect to loans in Yen, TIBOR and (d) with respect to loans in Pounds Sterling, SONIA plus a credit spread adjustment, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the interest rate be less than 0.0%. We will pay a quarterly commitment fee during the term of the 5-year credit agreement which may vary depending on our senior debt credit ratings. In addition, the 5-year credit agreement incorporates certain sustainability-linked metrics. Specifically, our applicable interest rate and commitment fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified targets based on two key performance indicator metrics: (i) social impact and (ii) foam reduction. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and, at our option, extend the maturity of the facility for an additional year up to two times. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 31, 2021	July 25, 2020	Increase (Decrease)
Product	$13,270	$11,261	$2,009
Service	17,623	17,093	530
Total	$30,893	$28,354	$2,539
Total remaining performance obligations increased 9% in fiscal 2021. Remaining performance obligations for product and service increased 18% and 3%, respectively, compared to fiscal 2020.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 31, 2021	July 25, 2020	Increase (Decrease)
Product	$9,416	$7,895	$1,521
Service	12,748	12,551	197
Total	$22,164	$20,446	$1,718
Reported as:
Current	$12,148	$11,406	$742
Noncurrent	10,016	9,040	976
Total	$22,164	$20,446	$1,718
Total deferred revenue increased 8% in fiscal 2021. The increase in deferred product revenue of 19% was primarily due to increased deferrals related to our recurring software offerings. The increase in deferred service revenue was driven by the impact of contract renewals, partially offset by amortization of deferred service revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 31, 2021 (in millions):

	PAYMENTS DUE BY PERIOD
July 31, 2021	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,245	$355	$474	$197	$219
Purchase commitments with contract manufacturers and suppliers	10,254	6,903	1,806	1,545	—
Other purchase obligations	1,074	584	336	96	58
Senior notes	11,500	2,500	2,250	1,250	5,500
Transition tax payable	6,910	727	2,091	4,092	—
Other long-term liabilities	1,428	—	291	160	977
Total by period	$32,411	$11,069	$7,248	$7,340	$6,754
Other long-term liabilities (uncertainty in the timing of future payments)	2,490
Total	$34,901
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
Transition Tax Payable Transition tax payable represents future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings of foreign subsidiaries as a result of the Tax Cuts and Jobs Act (“the Tax Act”). See Note 18 to the Consolidated Financial Statements.
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $2.4 billion and deferred tax liabilities of $134 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 18 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.2 billion and $0.3 billion as of July 31, 2021 and July 25, 2020, respectively.
Off-Balance Sheet Arrangements
We consider our investments in unconsolidated variable interest entities to be off-balance sheet arrangements. In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of July 31, 2021 there were no material unconsolidated variable interest entities.
On an ongoing basis, we reassess our privately held investments and customer financings to determine if they are variable interest entities and if we would be regarded as the primary beneficiary pursuant to the applicable accounting guidance. As a result of this ongoing assessment, we may be required to make additional disclosures or consolidate these entities. Because we may not control these entities, we may not have the ability to influence these events.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of July 31, 2021. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 31, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 31, 2021 and July 25, 2020 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 31, 2021	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$15,537	$15,427	$15,317	$15,206	$15,096	$14,986	$14,875

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 25, 2020	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$17,877	$17,788	$17,699	$17,610	$17,522	$17,433	$17,344
Financing Receivables As of July 31, 2021, our financing receivables had a carrying value of $9.3 billion, compared with $10.8 billion as of July 25, 2020. As of July 31, 2021, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 31, 2021, we had $11.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $11.5 billion, and the related fair value based on market prices was $13.7 billion. As of July 31, 2021, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.0 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. As of July 31, 2021, the total fair value of our investments in marketable equity securities was $137 million. We had no outstanding marketable equity securities as of July 25, 2020.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of July 31, 2021, the total carrying amount of our investments in privately held investments was $1.5 billion, compared with $1.3 billion at July 25, 2020. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 31, 2021		July 25, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,441	$(14)	$2,441	$1
Sold	$1,698	$12	$1,874	$4
At July 31, 2021 and July 25, 2020, we had no option contracts outstanding.
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2021, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $214 million, or 1.2%, as compared with fiscal 2020. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 31, 2021 and July 25, 2020, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended July 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended July 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and July 25, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition — identification of contractual terms in certain customer arrangements
As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount of revenue to recognize. For the year ended July 31, 2021, the Company’s total revenue was $49.8 billion.
The principal considerations for our determination that performing procedures relating to the identification of contractual terms in certain customer arrangements is a critical audit matter are the significant judgment by management in identifying contractual terms due to the volume and customized nature of the Company’s customer arrangements. This in turn led to significant auditor judgment and effort in performing procedures to evaluate whether the contractual terms used in the determination of the transaction price and the timing of revenue recognition were appropriately identified and determined by management.
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
September 9, 2021
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
We are committed to enhancing stockholder value and fully understand and embrace our fiduciary oversight responsibilities. We are dedicated to ensuring that our high standards of financial accounting and reporting, as well as our underlying system of internal controls, are maintained. Our culture demands integrity, and we have the highest confidence in our processes, our internal controls and our people, who are objective in their responsibilities and who operate under the highest level of ethical standards.
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 31, 2021. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ R. SCOTT HERREN
Charles H. Robbins	R. Scott Herren
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 9, 2021	September 9, 2021

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 31, 2021	July 25, 2020
ASSETS
Current assets:
Cash and cash equivalents	$9,175	$11,809
Investments	15,343	17,610
Accounts receivable, net of allowance of $109 at July 31, 2021 and $143 at July 25, 2020	5,766	5,472
Inventories	1,559	1,282
Financing receivables, net	4,380	5,051
Other current assets	2,889	2,349
Total current assets	39,112	43,573
Property and equipment, net	2,338	2,453
Financing receivables, net	4,884	5,714
Goodwill	38,168	33,806
Purchased intangible assets, net	3,619	1,576
Deferred tax assets	4,360	3,990
Other assets	5,016	3,741
TOTAL ASSETS	$97,497	$94,853
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,508	$3,005
Accounts payable	2,362	2,218
Income taxes payable	801	839
Accrued compensation	3,818	3,122
Deferred revenue	12,148	11,406
Other current liabilities	4,620	4,741
Total current liabilities	26,257	25,331
Long-term debt	9,018	11,578
Income taxes payable	8,538	8,837
Deferred revenue	10,016	9,040
Other long-term liabilities	2,393	2,147
Total liabilities	56,222	56,933
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,217 and 4,237 shares issued and outstanding at July 31, 2021 and July 25, 2020, respectively	42,346	41,202
Accumulated deficit	(654)	(2,763)
Accumulated other comprehensive loss	(417)	(519)
Total equity	41,275	37,920
TOTAL LIABILITIES AND EQUITY	$97,497	$94,853
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
REVENUE:
Product	$36,014	$35,978	$39,005
Service	13,804	13,323	12,899
Total revenue	49,818	49,301	51,904
COST OF SALES:
Product	13,300	13,199	14,863
Service	4,624	4,419	4,375
Total cost of sales	17,924	17,618	19,238
GROSS MARGIN	31,894	31,683	32,666
OPERATING EXPENSES:
Research and development	6,549	6,347	6,577
Sales and marketing	9,259	9,169	9,571
General and administrative	2,152	1,925	1,827
Amortization of purchased intangible assets	215	141	150
Restructuring and other charges	886	481	322
Total operating expenses	19,061	18,063	18,447
OPERATING INCOME	12,833	13,620	14,219
Interest income	618	920	1,308
Interest expense	(434)	(585)	(859)
Other income (loss), net	245	15	(97)
Interest and other income (loss), net	429	350	352
INCOME BEFORE PROVISION FOR INCOME TAXES	13,262	13,970	14,571
Provision for income taxes	2,671	2,756	2,950
NET INCOME	$10,591	$11,214	$11,621

Net income per share:
Basic	$2.51	$2.65	$2.63
Diluted	$2.50	$2.64	$2.61
Shares used in per-share calculation:
Basic	4,222	4,236	4,419
Diluted	4,236	4,254	4,453
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Net income	$10,591	$11,214	$11,621
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $46, $(84), and $(101) for fiscal 2021, 2020, and 2019, respectively	(95)	336	459
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $15, $21, and $6 for fiscal 2021, 2020, and 2019, respectively	(38)	(21)	19
	(133)	315	478
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(4), $0, and $0 for fiscal 2021, 2020, and 2019, respectively	16	7	—
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3, $0, and $0 for fiscal 2021, 2020, and 2019, respectively	(11)	1	(3)
	5	8	(3)
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(2), $(5), and $15 for fiscal 2021, 2020, and 2019, respectively	230	(50)	(250)
Other comprehensive income	102	273	225
Comprehensive income	$10,693	$11,487	$11,846
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Cash flows from operating activities:
Net income	$10,591	$11,214	$11,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,862	1,808	1,897
Share-based compensation expense	1,761	1,569	1,570
Provision (benefit) for receivables	(6)	93	40
Deferred income taxes	(384)	(38)	(350)
(Gains) losses on divestitures, investments and other, net	(354)	(138)	(24)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(107)	(107)	(84)
Inventories	(244)	84	131
Financing receivables	1,577	(797)	(249)
Other assets	(797)	96	(955)
Accounts payable	(53)	141	87
Income taxes, net	(549)	(322)	312
Accrued compensation	643	(78)	277
Deferred revenue	1,560	2,011	1,407
Other liabilities	(46)	(110)	151
Net cash provided by operating activities	15,454	15,426	15,831
Cash flows from investing activities:
Purchases of investments	(9,328)	(9,212)	(2,416)
Proceeds from sales of investments	3,373	5,631	7,388
Proceeds from maturities of investments	8,409	7,975	12,928
Acquisitions, net of cash and cash equivalents acquired and divestitures	(7,038)	(327)	(2,175)
Purchases of investments in privately held companies	(175)	(190)	(148)
Return of investments in privately held companies	194	224	159
Acquisition of property and equipment	(692)	(770)	(909)
Proceeds from sales of property and equipment	28	179	22
Other	(56)	(10)	(12)
Net cash (used in) provided by investing activities	(5,285)	3,500	14,837
Cash flows from financing activities:
Issuances of common stock	643	655	640
Repurchases of common stock - repurchase program	(2,877)	(2,659)	(20,717)
Shares repurchased for tax withholdings on vesting of restricted stock units	(636)	(727)	(862)
Short-term borrowings, original maturities of 90 days or less, net	(5)	(3,470)	3,446
Issuances of debt	—	—	2,250
Repayments of debt	(3,000)	(6,720)	(6,780)
Dividends paid	(6,163)	(6,016)	(5,979)
Other	(1)	51	113
Net cash used in financing activities	(12,039)	(18,886)	(27,889)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(1,870)	40	2,779
Cash, cash equivalents, and restricted cash, beginning of fiscal year	11,812	11,772	8,993
Cash, cash equivalents, and restricted cash, end of fiscal year	$9,942	$11,812	$11,772

Supplemental cash flow information:
Cash paid for interest	$438	$603	$892
Cash paid for income taxes, net	$3,604	$3,116	$2,986
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE AT JULY 28, 2018	4,614	$42,820	$1,233	$(849)	$43,204
Net income			11,621		11,621
Other comprehensive income (loss)				225	225
Issuance of common stock	71	640			640
Repurchase of common stock	(418)	(3,902)	(16,675)		(20,577)
Shares repurchased for tax withholdings on vesting of restricted stock units	(17)	(862)			(862)
Cash dividends declared ($1.36 per common share)			(5,979)		(5,979)
Effect of adoption of accounting standards			3,897	(168)	3,729
Share-based compensation		1,570			1,570
BALANCE AT JULY 27, 2019	4,250	$40,266	$(5,903)	$(792)	$33,571
Net income			11,214		11,214
Other comprehensive income (loss)				273	273
Issuance of common stock	61	655			655
Repurchase of common stock	(59)	(561)	(2,058)		(2,619)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(727)			(727)
Cash dividends declared ($1.42 per common share)			(6,016)		(6,016)
Share-based compensation		1,569			1,569
BALANCE AT JULY 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			10,591		10,591
Other comprehensive income (loss)				102	102
Issuance of common stock	58	643			643
Repurchase of common stock	(64)	(625)	(2,277)		(2,902)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(636)			(636)
Cash dividends declared ($1.46 per common share)			(6,166)		(6,166)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		1,761			1,761
Other		1	(1)		—
BALANCE AT JULY 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2021 was a 53-week fiscal year, and each of fiscal 2020 and fiscal 2019 were 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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

2.Summary of Significant Accounting Policies
(a) Cash and Cash Equivalents   We consider all highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.
(b) Available-for-Sale Debt Investments   We classify our investments in fixed income securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government, U.S. government agency, corporate debt, and U.S. agency mortgage-backed securities. These available-for-sale debt investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (AOCI), net of tax. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
(c) Equity Instruments Our equity investments are accounted for as follows:
•Marketable equity securities have readily determinable fair value (RDFV) that are measured and recorded at fair value through income.
•Non-marketable equity securities do not have RDFV and are measured using a measurement alternative recorded at cost less any impairment, plus or minus changes resulting from qualifying observable price changes. For certain of these securities, we have elected to apply the net asset value (NAV) practical expedient. The NAV is the estimated fair value of these investments.
•Equity method investments are securities we do not control, but are able to exert significant influence over the investee. These investments are measured at cost less any impairment, plus or minus our share of equity method investee income or loss.
(d) Impairments of Investments   For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors will be recognized in other comprehensive income (OCI).
We hold non-marketable equity and other investments (“privately held investments”) which are included in other assets in the Consolidated Balance Sheets. We monitor these investments for impairments and make reductions in carrying values if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

(e) Inventories   Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and market based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.
(f) Allowance for Accounts Receivable, Contract Assets and Financing Receivables   We estimate our allowances for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. When assessing for credit losses, we determine collectibility by pooling our assets with similar characteristics.
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
(g) Financing Receivables and Guarantees   We provide financing arrangements, including leases, financed service contracts, and loans, for certain qualified end-user customers to build, maintain, and upgrade their networks. Lease receivables primarily represent sales-type and direct-financing leases. Leases have on average a four-year term and are usually collateralized by a security interest in the underlying assets. Loan receivables include customers financing purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. Loan receivables have terms of three years on average. Financed service contracts typically have terms of one year to three years and primarily relate to technical support services.
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
We adopted Accounting Standards Codification (ASC) 842 at the beginning of fiscal 2020 and applied it at the beginning of the period of adoption and did not restate prior periods. For additional information, see Note 8.
(i) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.8 billion, $0.9 billion, and $1.0 billion for fiscal 2021, 2020, and 2019, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

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
(n) Derivative Instruments   We recognize derivative instruments as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative instrument designated as a net investment hedge of our foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. We record derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.
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
We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment, electronic delivery (or when the software is available for download by the customer), or once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. Our hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements do not include the right for the customer to take possession of the software during the term, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On our product sales, we record consideration from shipping and handling on a gross basis within net product sales. We record our revenue net of any associated sales taxes.
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of July 31, 2021 and July 25, 2020 was $55 million and $79 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers' right of return in determining the transaction price, where applicable.
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
(r) Advertising Costs   We expense all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $268 million, $187 million, and $204 million for fiscal 2021, 2020, and 2019, respectively.

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
(x) Use of Estimates   The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:
▪Revenue recognition
▪Allowances for accounts receivable, sales returns, and financing receivables
▪Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers
▪Loss contingencies and product warranties
▪Fair value measurements
▪Goodwill and purchased intangible asset impairments
▪Income taxes
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The actual results experienced by us may differ materially from our estimates. As the COVID-19 pandemic continues, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.

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
(z) Recent Accounting Standards or Updates Not Yet Effective as of Fiscal Year End
Reference Rate Reform In March 2020, the FASB issued an accounting standard update and subsequent amendments that provide optional expedients and exceptions to the current guidance on contract modification and hedging relationships to ease the financial reporting burden of the expected market transition from the London InterBank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This accounting standard update was effective upon issuance and may be applied prospectively through December 31, 2022. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

3.Revenue
(a)Disaggregation of Revenue
We disaggregate our revenue into groups of similar products and services that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies differ for each of our product categories, resulting in different economic risk profiles for each category.
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Revenue:
Infrastructure Platforms	$27,109	$27,219	$30,184
Applications	5,504	5,568	5,803
Security	3,382	3,158	2,822
Other Products	19	33	196
Total Product	36,014	35,978	39,005
Services	13,804	13,323	12,899
Total (1)	$49,818	$49,301	$51,904
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior years to conform to the current year’s presentation.
(1) During the second quarter of fiscal 2019, we completed the divestiture of the Service Provider Video Software Solutions (SPVSS) business. Total revenue includes SPVSS business revenue of $168 million for fiscal 2019.
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
Other Products primarily includes our emerging technologies products. These products include both hardware and software licenses. Our offerings in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control.
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
(b)Contract Balances
Accounts receivable, net was $5.8 billion as of July 31, 2021 compared to $5.5 billion as of July 25, 2020, as reported on the Consolidated Balance Sheets.
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 31, 2021 and July 25, 2020, our contract assets for these unbilled receivables, net of allowances, were $1.4 billion and $1.2 billion, respectively, and were included in other current assets and other assets.
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

July 31, 2021
1 to 4	$521
5 to 6	770
7 and Higher	166
Total	$1,457
Contract liabilities consist of deferred revenue. Deferred revenue was $22.2 billion as of July 31, 2021 compared to $20.4 billion as of July 25, 2020. We recognized approximately $11.3 billion of revenue during fiscal 2021 that was included in the deferred revenue balance at July 25, 2020.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $967 million and $732 million as of July 31, 2021 and July 25, 2020, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $532 million and $477 million for fiscal 2021 and 2020, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
(a)Acquisition Summary
We completed 13 acquisitions during fiscal 2021. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2021	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Acacia	$4,983	$442	$2,160	$2,381
Others	2,472	(130)	754	1,848
Total	$7,455	$312	$2,914	$4,229
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
The total purchase consideration related to our acquisitions completed during fiscal 2021 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $338 million.
Fiscal 2020 Acquisitions
Allocation of the purchase consideration for acquisitions completed in fiscal 2020 is summarized as follows (in millions):

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
Fiscal 2019 Acquisitions
In fiscal 2019, we completed five acquisitions for total purchase consideration of $2.7 billion.
(b) Other Acquisition and Divestiture Information
Total transaction costs related to our acquisition and divestiture activities during fiscal 2021, 2020, and 2019 were $46 million, $21 million, and $21 million, respectively. These transaction costs were expensed as incurred in G&A expenses in the Consolidated Statements of Operations.
The goodwill generated from our acquisitions completed during fiscal 2021 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during fiscal 2021, 2020, and 2019 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 31, 2021 and July 25, 2020, as well as the changes to goodwill during fiscal 2021 and 2020 (in millions):

	Balance at July 25, 2020	Acquisitions & Divestitures	Foreign Currency Translation and Other	Balance at July 31, 2021
Americas	$21,304	$2,275	$94	$23,673
EMEA	8,040	1,019	35	9,094
APJC	4,462	920	19	5,401
Total	$33,806	$4,214	$148	$38,168

	Balance at July 27, 2019	Acquisitions	Foreign Currency Translation and Other	Balance at July 25, 2020
Americas	$21,120	$132	$52	$21,304
EMEA	7,977	44	19	8,040
APJC	4,432	22	8	4,462
Total	$33,529	$198	$79	$33,806
(b)Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2021 and 2020 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2021	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Acacia	4.0	$1,290	4.0	$490	3.1	$35	$345	$2,160
Others	4.3	545	4.6	174	2.9	35	—	754
Total		$1,835		$664		$70	$345	$2,914

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2020	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (six in total)	4.8	$161	4.2	$10	1.5	$1	$—	$172
The following tables present details of our purchased intangible assets (in millions):

July 31, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,629	$(1,437)	$2,192
Customer relationships	1,387	(523)	864
Other	71	(13)	58
Total purchased intangible assets with finite lives	5,087	(1,973)	3,114
In-process research and development, with indefinite lives	505	—	505
Total	$5,592	$(1,973)	$3,619

July 25, 2020	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,298	$(2,336)	$962
Customer relationships	760	(365)	395
Other	26	(20)	6
Total purchased intangible assets with finite lives	4,084	(2,721)	1,363
In-process research and development, with indefinite lives	213	—	213
Total	$4,297	$(2,721)	$1,576
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Amortization of purchased intangible assets:
Cost of sales	$716	$659	$624
Operating expenses	215	141	150
Total	$931	$800	$774
The estimated future amortization expense of purchased intangible assets with finite lives as of July 31, 2021 is as follows (in millions):

Fiscal Year	Amount
2022	$1,037
2023	$873
2024	$749
2025	$396
2026	$55
Thereafter	$4

6.Restructuring and Other Charges
We initiated a restructuring plan during fiscal 2021 (the “Fiscal 2021 Plan”), which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas with estimated pretax charges of approximately $900 million. In connection with the Fiscal 2021 Plan, we incurred charges of $881 million during fiscal 2021. We substantially completed the Fiscal 2021 Plan in fiscal 2021 and do not expect any remaining charges related to this plan to be material.
We initiated a restructuring plan during fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas, with estimated pretax charges of approximately $300 million. In connection with the Fiscal 2020 Plan, we incurred cumulative charges of $260 million. We completed the Fiscal 2020 Plan in fiscal 2021.
In prior years, we initiated restructuring plans in order to realign our organization and enable further investment in key priority areas. The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs.

The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 28, 2018	$60	$13	$—	$—	$73
Charges	252	70	—	—	322
Cash payments	(289)	(10)	—	—	(299)
Non-cash items	(1)	(62)	—	—	(63)
Liability as of July 27, 2019	22	11	—	—	33
Charges	353	128	—	—	481
Cash payments	(317)	(10)	—	—	(327)
Non-cash items	—	(115)	—	—	(115)
Liability as of July 25, 2020	58	14	—	—	72
Charges	—	5	836	45	886
Cash payments	(58)	(6)	(821)	(5)	(890)
Non-cash items	—	(3)	1	(32)	(34)
Liability as of July 31, 2021	$—	$10	$16	$8	$34

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, and Restricted Cash

	July 31, 2021	July 25, 2020
Cash and cash equivalents	$9,175	$11,809
Restricted cash included in other current assets	14	—
Restricted cash included in other assets	753	3
Total cash, cash equivalents, and restricted cash	$9,942	$11,812
Our restricted cash balances are funds primarily related to contractual obligations with suppliers.
Inventories

	July 31, 2021	July 25, 2020
Raw materials	$801	$456
Work in process	54	25
Finished goods:
Deferred cost of sales	97	59
Manufactured finished goods	422	542
Total finished goods	519	601
Service-related spares	174	184
Demonstration systems	11	16
Total	$1,559	$1,282
Our provision for inventory was $116 million, $74 million, and $77 million in fiscal 2021, 2020, and 2019, respectively.

Property and Equipment, Net

	July 31, 2021	July 25, 2020
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,304	$4,252
Computer equipment and related software	858	875
Production, engineering, and other equipment	5,106	5,163
Operating lease assets	273	337
Furniture, fixtures and other	377	387
Total gross property and equipment	10,918	11,014
Less: accumulated depreciation and amortization	(8,580)	(8,561)
Total	$2,338	$2,453
Remaining Performance Obligations

	July 31, 2021	July 25, 2020
Product	$13,270	$11,261
Service	17,623	17,093
Total	$30,893	$28,354
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of July 31, 2021, the aggregate amount of RPO was comprised of $22.2 billion of deferred revenue and $8.7 billion of unbilled contract revenue. We expect approximately 53% of this amount to be recognized as revenue over the next 12 months. As of July 25, 2020, the aggregate amount of RPO was comprised of $20.4 billion of deferred revenue and $7.9 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	July 31, 2021	July 25, 2020
Product	$9,416	$7,895
Service	12,748	12,551
Total	$22,164	$20,446
Reported as:
Current	$12,148	$11,406
Noncurrent	10,016	9,040
Total	$22,164	$20,446

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	July 31, 2021	July 25, 2020
Operating lease right-of-use assets	Other assets	$1,095	$921

Operating lease liabilities	Other current liabilities	$337	$341
Operating lease liabilities	Other long-term liabilities	831	661
Total operating lease liabilities		$1,168	$1,002

The components of our lease expenses were as follows (in millions):

Years Ended	July 31, 2021	July 25, 2020
Operating lease expense	$399	$428
Short-term lease expense	65	69
Variable lease expense	173	157
Total lease expense	$637	$654
Supplemental information related to our operating leases is as follows (in millions):

Years Ended	July 31, 2021	July 25, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$407	$413
Right-of-use assets obtained in exchange for operating leases liabilities	$536	$197
The weighted-average lease term was 5.2 years and 4.0 years as of July 31, 2021 and July 25, 2020, respectively. The weighted-average discount rate was 1.7% and 1.5% as of July 31, 2021 and July 25, 2020, respectively.
The maturities of our operating leases (undiscounted) as of July 31, 2021 are as follows (in millions):

Fiscal Year	Amount
2022	$355
2023	279
2024	195
2025	127
2026	70
Thereafter	219
Total lease payments	1,245
Less interest	(77)
Total	$1,168
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2021 and 2020 was $75 million and $94 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of July 31, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2022	$682
2023	556
2024	286
2025	144
2026	41
Thereafter	1
Total	1,710
Less: Present value of lease payments	1,632
Unearned income	$78
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

We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	July 31, 2021	July 25, 2020
Operating lease assets	$273	$337
Accumulated depreciation	(165)	(198)
Operating lease assets, net	$108	$139
Our operating lease income for fiscal 2021 and 2020 was $151 million and $190 million, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of July 31, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2022	$49
2023	24
2024	6
2025	1
Total	$80

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
A summary of our financing receivables is presented as follows (in millions):

July 31, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,710	$5,203	$2,453	$9,366
Residual value	103	—	—	103
Unearned income	(78)	—	—	(78)
Allowance for credit loss	(38)	(86)	(3)	(127)
Total, net	$1,697	$5,117	$2,450	$9,264
Reported as:
Current	$780	$2,372	$1,228	$4,380
Noncurrent	917	2,745	1,222	4,884
Total, net	$1,697	$5,117	$2,450	$9,264

July 25, 2020	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$2,127	$5,937	$2,830	$10,894
Residual value	123	—	—	123
Unearned income	(114)	—	—	(114)
Allowance for credit loss	(48)	(81)	(9)	(138)
Total, net	$2,088	$5,856	$2,821	$10,765
Reported as:
Current	$918	$2,692	$1,441	$5,051
Noncurrent	1,170	3,164	1,380	5,714
Total, net	$2,088	$5,856	$2,821	$10,765
(b)Credit Quality of Financing Receivables
Gross financing receivables(1) categorized by our internal credit risk rating by period of origination as of July 31, 2021 are summarized as follows (in millions):

		Fiscal Year
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	Total
Lease Receivables:
1 to 4	$2	$20	$100	$168	$282	$227	$799
5 to 6	1	17	65	187	285	231	786
7 and Higher	—	2	6	12	23	4	47
Total Lease Receivables	$3	$39	$171	$367	$590	$462	$1,632

Loan Receivables:
1 to 4	$4	$86	$134	$577	$990	$1,552	$3,343
5 to 6	—	19	75	202	505	925	1,726
7 and Higher	1	2	4	50	43	34	134
Total Loan Receivables	$5	$107	$213	$829	$1,538	$2,511	$5,203

Financed Service Contracts:
1 to 4	$—	$38	$26	$106	$252	$1,053	$1,475
5 to 6	—	6	26	105	302	520	959
7 and Higher	—	—	1	6	7	5	19
Total Financed Service Contracts	$—	$44	$53	$217	$561	$1,578	$2,453

Total	$8	$190	$437	$1,413	$2,689	$4,551	$9,288
(1) Lease receivables calculated as gross lease receivables, excluding residual value, less unearned income.
The following table summarizes our gross receivables categorized by our internal credit risk rating as of July 25, 2020 and was not restated to reflect the impact of adoption of the accounting standards update on Credit Losses on Financial Instruments:

	INTERNAL CREDIT RISK RATING
July 25, 2020	1 to 4	5 to 6	7 and Higher	Total
Lease receivables	$992	$952	$69	$2,013
Loan receivables	3,808	1,961	168	5,937
Financed service contracts	1,645	1,153	32	2,830
Total	$6,445	$4,066	$269	$10,780

The following tables present the aging analysis of gross receivables as of July 31, 2021 and July 25, 2020 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 31, 2021	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$21	$17	$29	$67	$1,565	$1,632	$1	$33	$26
Loan receivables	71	17	35	123	5,080	5,203	4	33	33
Financed service contracts	18	13	18	49	2,404	2,453	3	3	3
Total	$110	$47	$82	$239	$9,049	$9,288	$8	$69	$62

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2020	31 - 60	61 - 90	91+	Total Past Due	Current	Total	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$29	$47	$48	$124	$1,889	$2,013	$43	$43
Loan receivables	129	78	78	285	5,652	5,937	65	65
Financed service contracts	69	75	124	268	2,562	2,830	4	4
Total	$227	$200	$250	$677	$10,103	$10,780	$112	$112
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
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(10)	(12)	(5)	(27)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Foreign exchange and other	1	18	(1)	18
Allowance for credit loss as of July 31, 2021	$38	$86	$3	$127

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	5	32	1	38
Recoveries (write-offs), net	(3)	(19)	—	(22)
Foreign exchange and other	—	(3)	(1)	(4)
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 28, 2018	$135	$60	$10	$205
Provisions (benefits)	(54)	11	27	(16)
Recoveries (write-offs), net	(14)	—	(28)	(42)
Foreign exchange and other	(21)	—	—	(21)
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

July 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,773	$21	$—	$1,794
U.S. government agency securities	152	—	—	152
Non-U.S. government and agency securities	3	—	—	3
Corporate debt securities	8,727	213	(30)	8,910
U.S. agency mortgage-backed securities	2,838	34	(10)	2,862
Commercial paper	1,190	—	—	1,190
Certificates of deposit	295	—	—	295
Total	$14,978	$268	$(40)	$15,206

July 25, 2020	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government securities	$2,614	$71	$—	$2,685
U.S. government agency securities	110	—	—	110
Corporate debt securities	11,549	334	(6)	11,877
U.S. agency mortgage-backed securities	1,987	49	(1)	2,035
Commercial paper	727	—	—	727
Certificates of deposit	176	—	—	176
Total	$17,163	$454	$(7)	$17,610
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Gross realized gains	$55	$70	$17
Gross realized losses	(2)	(28)	(30)
Total	$53	$42	$(13)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 31, 2021 and July 25, 2020 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$468	$—	$—	$—	$468	$—
U.S. government agency securities	26	—	—	—	26	—
Corporate debt securities	1,086	(5)	6	—	1,092	(5)
U.S. agency mortgage-backed securities	1,293	(10)	13	—	1,306	(10)
Commercial paper	37	—	—	—	37	—
Total	$2,910	$(15)	$19	$—	$2,929	$(15)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government agency securities	$33	$—	$—	$—	$33	$—
Corporate debt securities	1,060	(6)	3	—	1,063	(6)
U.S. agency mortgage-backed securities	265	(1)	—	—	265	(1)
Total	$1,358	$(7)	$3	$—	$1,361	$(7)
The following table summarizes the maturities of our available-for-sale debt investments as of July 31, 2021 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$4,981	$4,976
After 1 year through 5 years	6,517	6,677
After 5 years through 10 years	637	685
After 10 years	5	6
Mortgage-backed securities with no single maturity	2,838	2,862
Total	$14,978	$15,206
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We recognized a net unrealized gain during fiscal 2021 on our marketable securities still held as of the reporting date of $8 million. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net gain of $39 million and a net loss of $13 million for fiscal 2021 and 2020, respectively. We held equity interests in certain private equity funds of $0.9 billion and $0.7 billion as of July 31, 2021 and July 25, 2020, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of July 31, 2021, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of July 31, 2021, the carrying value of our investments in privately held companies was $1.5 billion. Of the total carrying value of our investments in privately held companies as of July 31, 2021, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.2 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The carrying value of these investments and the additional funding commitments collectively represent our maximum exposure related to privately held investments.

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 31, 2021			JULY 25, 2020
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Level 3	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,694	$—	$5,694	$9,687	$—	$—	$9,687
Commercial paper	—	114	114	—	—	—	—
U.S. government securities	—	300	300	—	—	—	—
Corporate debt securities	—	—	—	—	8	—	8
Available-for-sale debt investments:
U.S. government securities	—	1,794	1,794	—	2,685	—	2,685
U.S. government agency securities	—	152	152	—	110	—	110
Corporate debt securities	—	8,910	8,910	—	11,877	—	11,877
U.S. agency mortgage-backed securities	—	2,862	2,862	—	2,035	—	2,035
Non-U.S. government agency securities	—	3	3	—	—	—	—
Commercial paper	—	1,190	1,190	—	727	—	727
Certificates of deposit	—	295	295	—	176	—	176
Equity investments:
Marketable equity securities	137	—	137	—	—	—	—
Other assets:
Money market funds	750	—	750	—	—	—	—
Derivative assets	—	126	126	—	190	1	191
Total	$6,581	$15,746	$22,327	$9,687	$17,808	$1	$27,496
Liabilities:
Derivative liabilities	$—	$20	$20	$—	$10	$—	$10
Total	$—	$20	$20	$—	$10	$—	$10
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
(b)Assets Measured at Fair Value on a Nonrecurring Basis
The carrying value of our non-marketable equity securities measured using the measurement alternative recorded to fair value on a non-recurring basis is adjusted for observable transactions for identical or similar investments of the same issuer or impairment. These securities are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
(c)Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of July 31, 2021 and July 25, 2020 was $4.0 billion and $4.5 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of July 31, 2021 and July 25, 2020, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 31, 2021, the fair value of our senior notes was $13.7 billion, with a carrying amount of $11.5 billion. This compares to a fair value of $17.4 billion and a carrying amount of $14.6 billion as of July 25, 2020. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 31, 2021		July 25, 2020
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$2,508	1.75%	$3,005	2.07%
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of July 31, 2021 and July 25, 2020.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.
(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 31, 2021		July 25, 2020
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	February 28, 2021	$—	—	$2,500	2.30%
2.90%	March 4, 2021	—	—	500	0.94%
1.85%	September 20, 2021	2,000	1.90%	2,000	1.90%
3.00%	June 15, 2022	500	1.13%	500	1.21%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.00%	1,000	1.06%
3.50%	June 15, 2025	500	1.29%	500	1.37%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		11,500		14,500
Unaccreted discount/issuance costs		(80)		(88)
Hedge accounting fair value adjustments		106		171
Total		$11,526		$14,583

Reported as:
Short-term debt		$2,508		$3,005
Long-term debt		9,018		11,578
Total		$11,526		$14,583

We have entered into interest rate swaps in prior periods with an aggregate notional amount of $2.0 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 31, 2021, we were in compliance with all debt covenants.
As of July 31, 2021, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2022	$2,500
2023	500
2024	1,750
2025	500
2026	750
Thereafter	5,500
Total	$11,500
Our $2.0 billion senior fixed-rate notes with a maturity date of September 20, 2021 were redeemed on August 20, 2021, pursuant to our par call redemption option. The redemption price was equal to 100% of the principal amount plus any accrued and unpaid interest to, but excluding, August 20, 2021.
(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of July 31, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 31, 2021	July 25, 2020	Balance Sheet Line Item	July 31, 2021	July 25, 2020
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$14	$7	Other current liabilities	$3	$2
Foreign currency derivatives	Other assets	1	—	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	9	6	Other current liabilities	—	—
Interest rate derivatives	Other assets	99	169	Other long-term liabilities	—	—
Total		123	182		3	2
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	3	8	Other current liabilities	16	8
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	1	—
Equity derivatives	Other assets	—	1	Other long-term liabilities	—	—
Total		3	9		17	8
Total		$126	$191		$20	$10
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	July 31, 2021	July 25, 2020	July 31, 2021	July 25, 2020
Short-term debt	$(508)	$(506)	$(9)	$(6)
Long-term debt	$(1,594)	$(2,159)	$(97)	$(165)
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE YEARS ENDED
	July 31, 2021	July 25, 2020	July 27, 2019
Interest rate derivatives:
Hedged items	$65	$(98)	$(138)
Derivatives designated as hedging instruments	(67)	101	145
Total	$(2)	$3	$7

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 31, 2021	July 25, 2020	July 27, 2019
Foreign currency derivatives	Other income (loss), net	$2	$(5)	$(60)
Total return swaps—deferred compensation	Operating expenses and other	157	15	5
Equity derivatives	Other income (loss), net	20	9	3
Total		$179	$19	$(52)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 31, 2021	July 25, 2020
Foreign currency derivatives	$4,139	$4,315
Interest rate derivatives	2,000	2,500
Total return swaps—deferred compensation	730	580
Total	$6,869	$7,395
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of July 31, 2021 and July 25, 2020, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $17 million and $10 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of July 31, 2021 and July 25, 2020 was $109 million and $173 million, respectively. Including the effects of collateral, this results in a net derivative liability of $3 million and a net derivative asset of $8 million as of July 31, 2021 and July 25, 2020, respectively.
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
We enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, long-term customer financings and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and substantially offset foreign exchange gains and losses from the remeasurement of intercompany balances, other current assets, or liabilities denominated in currencies other than the functional currency of the reporting entity.
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
The following table summarizes our purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	July 31, 2021	July 25, 2020
Less than 1 year	$6,903	$3,994
1 to 3 years	1,806	412
3 to 5 years	1,545	—
Total	$10,254	$4,406
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 31, 2021 and July 25, 2020, the liability for these purchase commitments was $151 million and $141 million, respectively, and was included in other current liabilities. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $76 million, $139 million, and $95 million in fiscal 2021, 2020, and 2019, respectively.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 31, 2021	July 25, 2020	July 27, 2019
Compensation expense related to acquisitions	$262	$214	$313
As of July 31, 2021, we estimated that future cash compensation expense of up to $719 million may be required to be recognized pursuant to the applicable business combination agreements.

We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones, and some of which are required to be funded on demand. The funding commitments were $0.2 billion and $0.3 billion as of July 31, 2021 and July 25, 2020, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 31, 2021	July 25, 2020	July 27, 2019
Balance at beginning of fiscal year	$331	$342	$359
Provisions for warranties issued	496	561	600
Adjustments for pre-existing warranties	—	(8)	(12)
Settlements	(491)	(564)	(603)
Acquisitions and divestitures	—	—	(2)
Balance at end of fiscal year	$336	$331	$342
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $26.7 billion, $26.9 billion, and $29.6 billion in fiscal 2021, 2020, and 2019, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.1 billion as of July 31, 2021 and July 25, 2020, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $10 million, $9 million, and $14 million in fiscal 2021, 2020, and 2019, respectively.
Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at July 31, 2021 and July 25, 2020, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 31, 2021	July 25, 2020
Maximum potential future payments relating to financing guarantees:
Channel partner	$155	$198
End user	5	9
Total	$160	$207
Deferred revenue associated with financing guarantees:
Channel partner	$(16)	$(19)
End user	(5)	(9)
Total	$(21)	$(28)
Total	$139	$179
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

It is not possible to determine the maximum potential amount for claims made under the indemnification obligations discussed in this section (e) due to uncertainties in the litigation process, coordination with and contributions by other parties and the defendants in these cases, and the unique facts and circumstances involved in each particular case and agreement. We are unable to reasonably estimate the ultimate outcome of the cases discussed below in this section (e), but we do not believe that any potential indemnity liability would be material, and historically, indemnity payments made by us have not had a material effect on our Consolidated Financial Statements.
We were asked to indemnify certain of our service provider customers that were subject to patent infringement claims asserted by ChanBond, LLC (“ChanBond”) in federal court in Delaware on September 21, 2015. All of the service provider customer defendants entered into an agreement to resolve ChanBond’s claims. We resolved the service providers’ indemnity claims, effective July 7, 2021, for an amount that did not have a material effect on our Consolidated Financial Statements.
Verizon Communications Inc. requested that we indemnify it and seven of its subsidiaries (collectively, “Verizon”) for a subset of the patent infringement claims asserted by Huawei Technologies Co. Ltd. (“Huawei”) in lawsuits filed against Verizon on February 5, 2020, in the United States District Court for the Eastern District of Texas (“E.D. Tex”) and the United States District Court for the Western District of Texas (“W.D. Tex”). Huawei and Verizon reached a confidential settlement agreement and Huawei dismissed both the E.D. Tex and W.D. Tex cases. Verizon indicated that they no longer are seeking indemnity contribution from us.
We have been asked by seven of our customers to indemnify them in connection with patent infringement claims asserted against them by Estech Systems, Inc. (“Estech”) in the E.D. Tex and W.D. Tex courts between April 24, 2020 and August 25, 2020. Estech alleges that the customer defendants infringe three patents generally related to IP telephony by using collaboration technology from us and other providers. Estech is seeking monetary damages from the customer defendants. The first E.D. Tex case against one of the customer defendants is scheduled for trial on October 4, 2021, and the W.D. Tex cases are set for trial on December 7, 2021 and April 1, 2022. We believe the customer defendants have strong defenses and do not believe our indemnity obligations, if any, would have a material effect on our Consolidated Financial Statements.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $155 million for the alleged evasion of import and other taxes, $771 million for interest, and $384 million for various penalties, all determined using an exchange rate as of July 31, 2021.
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
China We are investigating allegations of a self-enrichment scheme involving now-former employees in China. Some of those employees are also alleged to have made or directed payments from the funds they received to various third parties, including employees of state-owned enterprises. We voluntarily disclosed this investigation to the Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”). We take such allegations very seriously and we are providing results of our investigation to the DOJ and SEC. While the outcome of our investigation is currently not determinable, we do not expect that it will have a material adverse effect on our Consolidated Financial Statements.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted patent infringement claims against us in the U.S. District Court for the District of Delaware (“D. Del.”), accusing our products and services in the area of network intrusion detection of infringing two patents. SRI sought monetary damages of at least a reasonable royalty and enhanced damages. On May 12, 2016, a jury returned a verdict finding willful infringement. The jury awarded SRI damages of $24 million. On May 25, 2017, the district court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), and on July 12, 2019, the Federal Circuit vacated the enhanced damages award; vacated and remanded in part the willful infringement finding; vacated and remanded the attorneys’ fees award for further proceedings; and affirmed the district court’s other findings. On April 1, 2020, the district court issued a final judgment on the remanded issues, finding no evidence of willful infringement and reinstating the $8 million award of attorneys’ fees. SRI appealed the judgment of no willful infringement to the Federal Circuit on April 3, 2020, and Cisco filed a cross-appeal on the attorneys’ fees award on April 9, 2020. Cisco has paid SRI $28 million, representing the portion of the judgment that the Federal Circuit previously affirmed, plus interest and royalties on post-verdict sales. While the remaining proceedings may result in an additional loss, we do not believe it would have a material effect on our Consolidated Financial Statements.
Centripetal On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal U.S. patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”) to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Centripetal appealed the PTAB’s findings of unpatentability to the Federal Circuit. The Federal Circuit affirmed the PTAB’s findings of unpatentability as to three of the patents on March 10, 2021, and affirmed the PTAB’s findings of unpatentability as to the remaining four patents on May 11, 2021. On August 9, 2021, Centripetal filed a writ of certiorari seeking the U.S. Supreme Court’s review of the Federal Circuit’s affirmance of several of the PTAB’s unpatentability findings.
For the five asserted U.S. patents not subject to the IPR Proceedings, the district court conducted a bench trial by videoconference from May 6, 2020 to June 25, 2020. On October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent. The district court awarded Centripetal $1.9 billion, comprised of $756 million in damages, $1.1 billion in enhanced damages for willful infringement, and pre-judgment interest in the amount of $14 million. The district court declined to issue an injunction but, instead, awarded Centripetal a running royalty against revenue from the products found to infringe for an initial three-year term at a rate of 10%, with a minimum annual royalty of $168 million and a maximum annual royalty of $300 million, and for a second three-year term at a rate of 5%, with a minimum annual royalty of $84 million and a maximum annual royalty of $150 million. We believe that the district court’s findings of validity, infringement, and willful infringement, its award of damages, including enhanced damages, and its award of an ongoing royalty are not supported by either the law or the evidence presented at trial. We have appealed the district court’s judgment as to the four patents found valid and infringed to the Federal Circuit. On October 28, 2020, by agreement of the parties, the district court stayed execution of the judgment until after resolution of any appeal in the matter and waived the requirement of any bond or security; accordingly, no money is currently due under the judgment.
On April 29, 2020 and April 30, 2020, Centripetal submitted complaints in the District Court of Dusseldorf in Germany against Cisco Systems GmbH and Cisco Systems, Inc., asserting three European patents seeking both injunctive relief and damages. Two of the three European patents are counterparts to two U.S. patents Centripetal asserted against us in the U.S. district court proceedings, one of which has been invalidated by the PTAB. On June 22, 2021, Centripetal amended one of its complaints to assert one additional European patent and one additional German Utility Model patent. Centripetal seeks both injunctive relief and damages on these newly added patents. We believe we have strong defenses.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, however, we are unable to reasonably estimate the ultimate outcome of either litigation at this time. If we do not prevail in either litigation, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Finjan On January 6, 2017, Finjan, Inc. (“Finjan”) asserted patent infringement claims against us in the U.S. District Court for the Northern District of California. On May 24, 2021, we resolved Finjan’s claims for an amount that did not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in E.D. Tex, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three patents. As of November 27, 2020, the PTO preliminarily found all asserted claims unpatentable in ex parte reexamination proceedings. On January 13, 2021, the court entered an order staying the case pending the conclusion of the ex parte reexamination proceedings (“Reexamination Proceedings”). While we believe that we have strong non-infringement and invalidity arguments, and that Ramot’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in court, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
On February 26, 2021, Ramot asserted patent infringement claims against Acacia Communications, Inc. (“Acacia”) (which we subsequently acquired) in D. Del, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Acacia optical transceiver modules and integrated circuits infringe two of the three patents that Ramot has asserted in its E.D. Tex case. On September 3, 2021, the court stayed the case pending the ultimate resolution of the Reexamination Proceedings. Due to the early stage of the litigation as well as uncertainties in the litigation processes, we are unable, at this time, to reasonably estimate a potential range of loss, if any, or the ultimate outcome of this litigation.
Monarch On January 21, 2020, Monarch Networking Solutions LLC (“Monarch”) asserted patent infringement claims against us in E.D. Tex alleging that certain Cisco routers and firewalls infringe three U.S. patents. On May 13, 2020, Monarch filed a second action against us in W.D. Tex, alleging that two factor authentication functionality in Duo and Meraki MR and MX access point products infringe one U.S. patent. On June 24, 2021, we resolved Monarch’s claims in both E.D. Tex and W.D. Tex for an amount that did not have a material effect on our Consolidated Financial Statements.
Viasat On January 21, 2016, Viasat, Inc. (“Viasat”) filed suit against Acacia (which we subsequently acquired) in the California Superior Court for San Diego County (“SDSC”) seeking unpaid royalties for breach of contract and the implied covenant of good faith and fair dealing, and damages for trade secret misappropriation for certain products (“Viasat 1”). Acacia counterclaimed for patent and trade secret misappropriation, contract, and unfair competition claims. On July 17, 2019, the jury found for Viasat on its contract claims, and awarded Viasat $49 million for unpaid royalties through 2018. The jury further found that Acacia willfully misappropriated Viasat’s trade secrets and awarded Viasat $1. On Acacia’s counterclaims, the jury found for Acacia on its contract and trade secret claims and awarded Acacia $1. Both Acacia and Viasat have pending appeals to the California Court of Appeal. On November 6, 2019, Viasat filed a second suit in SDSC, alleging contract and trade secret claims for Acacia products sold from January 1, 2019 forward (“Viasat 2”). On February 28, 2020, the court stayed Viasat 2 pending the appeal in Viasat 1. On June 9, 2020, Viasat filed a third suit in SDSC (“Viasat 3”). In Viasat 3, Viasat alleges contract and trade secrets claims for sales of additional Acacia products. On August 11, 2020, the court stayed Viasat 3 pending the appeal in Viasat 1.
On July 28, 2017, Acacia filed suit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat alleging claims for defamation, unfair competition, business torts, and declaratory judgment of no trade secret misappropriation. On April 5, 2018, ViaSat counterclaimed with contract, trade secret, and unfair competition claims (collectively, with Viasat 1, Viasat 2 and Viasat 3, the “Viasat Cases”). On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation, which has been extended to December 31, 2021.
While we believe Acacia has strong defenses in each of the Viasat Cases, we are unable to reasonably estimate the ultimate outcome of any of the Viasat Cases at this time due to uncertainties in the litigation processes. If Acacia does not prevail, we believe that any relief ultimately assessed in any of the Viasat Cases would not have a material effect on our Consolidated Financial Statements.
In addition, we are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not believe that the ultimate costs to resolve these matters will have a material effect on our Consolidated Financial Statements.
For additional information regarding intellectual property litigation, see “Part I, Item 1A. Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

15.Stockholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $1.46, $1.42 and $1.36 per common share, or $6.2 billion during fiscal 2021 and $6.0 billion, on our outstanding common stock during each of fiscal 2020 and 2019.
Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 31, 2021, the remaining authorized amount for stock repurchases under this program was approximately $7.9 billion with no termination date.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 31, 2021	64	$45.48	$2,902
July 25, 2020	59	$44.36	$2,619
July 27, 2019	418	$49.22	$20,577
There was $25 million in stock repurchases that were pending settlement as of July 31, 2021. There was no stock repurchases pending settlement as of July 25, 2020. There was $40 million in stock repurchases that were pending settlement as of July 27, 2019.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity.
We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(c)Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock of one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights of such series, and any qualification, limitations or restrictions thereof, of the shares of such series. As of July 31, 2021, we had not issued any shares of preferred stock.

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
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of July 31, 2021, the maximum number of shares issuable under the 2005 Plan over its term was 790 million shares. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 31, 2021, 245 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721 million shares of our common stock have been reserved for issuance as of July 31, 2021. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 17 million, 18 million, and 19 million shares under the Employee Stock Purchase Plan in fiscal 2021, 2020, and 2019, respectively. As of July 31, 2021, 125 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Cost of sales—product	$99	$93	$90
Cost of sales—service	176	144	130
Share-based compensation expense in cost of sales	275	237	220
Research and development	694	592	540
Sales and marketing	540	500	519
General and administrative	226	215	250
Restructuring and other charges	26	25	62
Share-based compensation expense in operating expenses	1,486	1,332	1,371
Total share-based compensation expense	$1,761	$1,569	$1,591
Income tax benefit for share-based compensation	$387	$452	$542
As of July 31, 2021, the total compensation cost related to unvested share-based awards not yet recognized was $3.8 billion, which is expected to be recognized over approximately 2.7 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 28, 2018	119	$30.56
Granted	45	47.71
Vested	(50)	29.25	$2,446
Canceled/forfeited/other	(14)	32.01
UNVESTED BALANCE AT JULY 27, 2019	100	38.66
Granted and assumed	49	42.61
Vested	(44)	35.20	$2,045
Canceled/forfeited/other	(9)	40.45
UNVESTED BALANCE AT JULY 25, 2020	96	42.03
Granted and assumed	51	41.89
Vested	(39)	39.63	$1,813
Canceled/forfeited/other	(14)	42.13
UNVESTED BALANCE AT JULY 31, 2021	94	$42.93

(e)Valuation of Employee Share-Based Awards
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

	RESTRICTED STOCK UNITS
Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Number of shares granted (in millions)	48	47	43
Grant date fair value per share	$42.04	$42.68	$47.75
Weighted-average assumptions/inputs:
Expected dividend yield	3.3%	3.1%	2.7%
Range of risk-free interest rates	0.0% – 0.9%	0.0% – 2.0%	0.0% – 2.9%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Number of shares granted (in millions)	2	2	2
Grant date fair value per share	$37.91	$41.91	$47.00
Weighted-average assumptions/inputs:
Expected dividend yield	3.6%	2.8%	2.8%
Range of risk-free interest rates	0.1% – 0.4%	1.7% – 2.0%	2.1% – 3.0%
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
The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Weighted-average assumptions:
Expected volatility	29.2%	22.2%	20.4%
Risk-free interest rate	0.3%	1.8%	1.9%
Expected dividend	3.2%	3.0%	3.0%
Expected life (in years)	1.3	1.3	1.3
Weighted-average estimated grant date fair value per share	$12.46	$10.20	$9.06
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

(f)Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $13,050 for the 2021 calendar year due to the $290,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $290 million, $295 million, and $283 million in fiscal 2021, 2020, and 2019, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2021, 2020, and 2019.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.
(g)Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2021 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2021. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $845 million and $704 million as of July 31, 2021 and July 25, 2020, respectively, and was recorded primarily in other long-term liabilities.

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss) are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains and Losses	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 28, 2018	$(310)	$(11)	$(528)	$(849)
Other comprehensive income (loss) before reclassifications	560	—	(267)	293
(Gains) losses reclassified out of AOCI	13	(3)	2	12
Tax benefit (expense)	(95)	—	15	(80)
Total change for the period	478	(3)	(250)	225
Effect of adoption of accounting standard	(168)	—	—	(168)
BALANCE AT JULY 27, 2019	—	(14)	(778)	(792)
Other comprehensive income (loss) before reclassifications	420	7	(51)	376
(Gains) losses reclassified out of AOCI	(42)	1	6	(35)
Tax benefit (expense)	(63)	—	(5)	(68)
BALANCE AT JULY 25, 2020	315	(6)	(828)	(519)
Other comprehensive income (loss) before reclassifications	(141)	20	229	108
(Gains) losses reclassified out of AOCI	(53)	(14)	3	(64)
Tax benefit (expense)	61	(1)	(2)	58
BALANCE AT JULY 31, 2021	$182	$(1)	$(598)	$(417)

18.Income Taxes
(a)Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Federal:
Current	$1,959	$1,101	$1,760
Deferred	(203)	(374)	(84)
	1,756	727	1,676
State:
Current	513	264	302
Deferred	(46)	287	(2)
	467	551	300
Foreign:
Current	583	1,429	1,238
Deferred	(135)	49	(264)
	448	1,478	974
Total	$2,671	$2,756	$2,950
Income before provision for income taxes consists of the following (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
United States	$12,335	$7,534	$7,611
International	927	6,436	6,960
Total	$13,262	$13,970	$14,571
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	2.7	3.5	2.0
Foreign income at other than U.S. rates	1.5	(1.5)	(4.5)
Tax credits	(1.4)	(0.9)	(1.7)
Foreign-derived intangible income deduction	(4.2)	(2.6)	(1.3)
Stock-based compensation	0.6	(0.1)	(0.6)
Impact of the Tax Act	—	—	6.1
Other, net	(0.1)	0.3	(0.8)
Total	20.1%	19.7%	20.2%
During fiscal 2019, we recorded an $872 million charge related to the Tax Act. This charge was the reversal of the previously recorded benefit associated with the U.S. taxation of deemed foreign dividends recorded in fiscal 2018 because of a retroactive final U.S. Treasury regulation issued during fiscal 2019.
During fiscal 2020, the Internal Revenue Service (IRS) and Cisco settled all outstanding items related to the audit of our federal income tax returns for the fiscal year ended July 30, 2011 through July 27, 2013. As a result of the settlement, we recognized a net benefit to the provision for income taxes of $102 million, net of a reduction in interest expense of $4 million.
Foreign taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $6.5 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2021. We intend to reinvest these earnings indefinitely in such foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we could be subject to additional income and withholding taxes. The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $681 million.

As a result of certain employment and capital investment actions, our income in certain foreign countries was subject to reduced tax rates. The tax incentives expired at the end of fiscal 2019. As of the end of fiscal 2019, the gross income tax benefits attributable to tax incentives were estimated to be $0.3 billion ($0.08 per diluted share). The gross income tax benefits were partially offset by accruals of U.S. income taxes on foreign earnings.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Beginning balance	$2,518	$1,925	$2,000
Additions based on tax positions related to the current year	224	188	185
Additions for tax positions of prior years	618	554	84
Reductions for tax positions of prior years	(122)	(136)	(283)
Settlements	(93)	(4)	(38)
Lapse of statute of limitations	(39)	(9)	(23)
Ending balance	$3,106	$2,518	$1,925
As of July 31, 2021, $2.3 billion of the unrecognized tax benefits would affect the effective tax rate if realized. During fiscal 2021, we recognized $74 million of net interest expense and increased our unrecognized tax benefits for prior year tax positions by $618 million to reflect expected settlement positions in on-going U.S. federal, state, and foreign income tax return examinations. We recognized net interest expense of $104 million during fiscal 2020 and $30 million during fiscal 2019. Our net penalty expense for fiscal 2021, 2020, and 2019 was not material. Our total accrual for interest and penalties was $444 million, $340 million, and $220 million as of the end of fiscal 2021, 2020, and 2019, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2013. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 2003 and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 31, 2021 could be reduced by $800 million in the next 12 months.
(b)Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 31, 2021	July 25, 2020
Deferred tax assets	$4,360	$3,990
Deferred tax liabilities	(134)	(81)
Total net deferred tax assets	$4,226	$3,909

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 31, 2021	July 25, 2020
ASSETS
Allowance for accounts receivable and returns	$68	$110
Sales-type and direct-financing leases	157	179
Inventory write-downs and capitalization	392	350
Deferred foreign income	164	253
IPR&D and purchased intangible assets	1,195	1,289
Deferred revenue	1,526	1,182
Credits and net operating loss carryforwards	1,264	1,105
Share-based compensation expense	123	135
Accrued compensation	333	353
Lease liabilities	277	240
Capitalized research expenditures	303	223
Other	454	348
Gross deferred tax assets	6,256	5,767
Valuation allowance	(771)	(700)
Total deferred tax assets	5,485	5,067
LIABILITIES
Goodwill and purchased intangible assets	(686)	(577)
Depreciation	(164)	(179)
Unrealized gains on investments	(112)	(119)
ROU lease assets	(260)	(222)
Other	(37)	(61)
Total deferred tax liabilities	(1,259)	(1,158)
Total net deferred tax assets	$4,226	$3,909
As of July 31, 2021, our federal, state, and foreign net operating loss carryforwards for income tax purposes were $540 million, $1.1 billion, and $617 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state, and foreign net operating loss carryforwards will begin to expire in fiscal 2022. We have provided a valuation allowance of $104 million for deferred tax assets related to foreign net operating losses that are not expected to be realized.
As of July 31, 2021, our federal, state, and foreign tax credit carryforwards for income tax purposes were approximately $31 million, $1.4 billion, and $7 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2023. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $595 million for deferred tax assets related to state and foreign tax credits carryforwards that are not expected to be realized.

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

Summarized financial information by segment for fiscal 2021, 2020, and 2019, based on our internal management system and as utilized by our Chief Operating Decision Maker (CODM), is as follows (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Revenue:
Americas	$29,161	$29,291	$30,927
EMEA	12,951	12,659	13,100
APJC	7,706	7,352	7,877
Total	$49,818	$49,301	$51,904
Gross margin:
Americas	$19,499	$19,547	$20,338
EMEA	8,466	8,304	8,457
APJC	4,949	4,688	4,683
Segment total	32,914	32,538	33,479
Unallocated corporate items	(1,020)	(855)	(813)
Total	$31,894	$31,683	$32,666
Amounts may not sum due to rounding.
Revenue in the United States was $26.1 billion, $26.1 billion, and $27.4 billion for fiscal 2021, 2020, and 2019, respectively.
(b)Revenue for Groups of Similar Products and Services
We design and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Revenue:
Infrastructure Platforms	$27,109	$27,219	$30,184
Applications	5,504	5,568	5,803
Security	3,382	3,158	2,822
Other Products	19	33	196
Total Product	36,014	35,978	39,005
Services	13,804	13,323	12,899
Total (1)	$49,818	$49,301	$51,904
(1) Includes SPVSS business revenue of $168 million for fiscal 2019.
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior years to conform to the current year’s presentation.
(c)Additional Segment Information
The majority of our assets as of July 31, 2021 and July 25, 2020 were attributable to our U.S. operations. In fiscal 2021, 2020, and 2019, no single customer accounted for 10% or more of revenue.
Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease right-of-use assets information for geographic areas (in millions):

	July 31, 2021	July 25, 2020	July 27, 2019
Long-lived assets:
United States	$2,189	$2,328	$2,266
International	1,244	1,046	523
Total	$3,433	$3,374	$2,789

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 31, 2021	July 25, 2020	July 27, 2019
Net income	$10,591	$11,214	$11,621
Weighted-average shares—basic	4,222	4,236	4,419
Effect of dilutive potential common shares	14	18	34
Weighted-average shares—diluted	4,236	4,254	4,453
Net income per share—basic	$2.51	$2.65	$2.63
Net income per share—diluted	$2.50	$2.64	$2.61
Antidilutive employee share-based awards, excluded	69	76	55
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
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 55 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 53 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Required Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)
Under Section 13(r) of the Exchange Act, we are required to disclose in our periodic reports if we or any of our affiliates knowingly conducted a transaction or dealing with entities or individuals designated pursuant to certain Executive Orders. On March 2, 2021, the U.S. government designated the Russian Federal Security Service (the “FSB”) as a blocked party subject to such reporting requirements; however, on the same day, the U.S. Department of the Treasury’s Office of Foreign Assets Control updated General License No. 1B (the “OFAC General License”), which now also generally authorizes U.S. companies to engage in certain transactions and dealings with the FSB necessary and ordinarily incident to requesting or obtaining licenses, permits, certifications or notifications issued or registered by the FSB for the importation, distribution or use of information technology products in Russia.
During the fiscal year ended July 31, 2021, a subsidiary of Cisco filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling Cisco or our subsidiaries to import and distribute certain products in Russia. Neither Cisco nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither Cisco nor our subsidiaries sell to the FSB. Cisco expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB as required for importation and distribution of our products in Russia, if and as permitted by applicable law, including the OFAC General License.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item relating to our executive officers is included under the caption “Information about our Executive Officers” in Part I, Item 1 of this report.

The information required by this item relating to our directors and nominees is included under the caption “Proposal No. 1 — Election of Directors” in our Proxy Statement related to the 2021 Annual Meeting of Stockholders (the “Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding our Audit Committee is included under the caption “Board Meetings and Committees” in our Proxy Statement and is incorporated herein by reference. We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.

We have adopted a code of ethics that applies to our principal executive officer and all members of our finance department, including the principal financial officer and principal accounting officer. This code of ethics can be found at the “Financial Officer Code of Ethics” link in the Corporate Governance section of Cisco’s Investor Relations website at investor.cisco.com. We intend to satisfy any disclosure requirement regarding an amendment to, or waiver from, a provision of this code of ethics by posting such information on that website or in a report on Form 8-K.

Item 11.	Executive Compensation
The information required by this item relating to director and executive compensation is included under the captions “Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Committee Interlocks and Insider Participation,” “Fiscal 2021 Compensation Tables,” and “CEO Pay Ratio” in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item relating to security ownership of certain beneficial owners and management is included under the caption “Ownership of Securities” in our Proxy Statement, and the information required by this item relating to securities authorized for issuance under equity compensation plans is included under the caption “Equity Compensation Plan Information” in our Proxy Statement, and, in each case, is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item relating to review, approval or ratification of transactions with related persons is included under the caption “Certain Relationships and Transactions with Related Persons” in our Proxy Statement, and the information required by this item relating to director independence is included under the caption “Independent Directors” in our Proxy Statement, and, in each case, is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included under the caption “Proposal No. 3 — Ratification of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
See the “Index to Consolidated Financial Statements” on page 52 of this report.

2.Financial Statement Schedule
See “Schedule II—Valuation and Qualifying Accounts” (below) within Item 15 of this report.

3.Exhibits
See the “Index to Exhibits” beginning on page 103 of this report.

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
(in millions)

	July 31, 2021	July 25, 2020	July 27, 2019
Allowance for Accounts Receivable:
Balance at beginning of fiscal year	$143	$136	$129
Provisions (benefits)	21	55	56
Recoveries (write-offs), net	(29)	(48)	(50)
Foreign exchange and other	(26)	—	1
Balance at end of fiscal year	$109	$143	$136

Allowance for Financing Receivables:
Balance at beginning of fiscal year	$138	$126	$205
Provisions (benefits)	(27)	38	(16)
Recoveries (write-offs), net	(2)	(22)	(42)
Foreign exchange and other	18	(4)	(21)
Balance at end of fiscal year	$127	$138	$126

Deferred Tax Asset Valuation Allowance:
Balance at beginning of fiscal year	$700	$457	$374
Additions	91	279	112
Deductions	(5)	(29)	(20)
Write-offs	(16)	(7)	(8)
Foreign exchange and other	1	—	(1)
Balance at end of fiscal year	$771	$700	$457

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of January 25, 2021 by and between Cisco Systems, Inc., a California corporation, and Cisco Systems (DE), Inc., a Delaware corporation	8-K12B	001-39940	2.1	1/25/2021
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.2	1/25/2021
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.5	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.6	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
4.7	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.8	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.9	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
4.10	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.11	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016
4.12	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.13	Description of Registrant’s Securities					X
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	10-Q	001-39940	10.5	2/16/2021
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.7	2/16/2021
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.6	2/16/2021
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Second Amended and Restated Credit Agreement, dated as of May 13, 2021, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender, L/C issuer and sustainability coordinator	8-K	001-39940	10.1	5/14/2021
10.7	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011
10.8	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
10.9*	Letter Agreement by and between Cisco Systems, Inc. and R. Scott Herren	8-K	000-18225	10.1	11/13/2020
10.10*	Transition Agreement by and between Cisco Systems, Inc. and Kelly A. Kramer	8-K	000-18225	10.2	11/13/2020
10.11*	Letter of Transfer — International Transfer by and between Cisco Systems, Inc. and Irving Tan	8-K	001-39940	10.1	2/25/2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 105 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 9, 2021	CISCO SYSTEMS, INC.

/S/ CHARLES H. ROBBINS
Charles H. Robbins
Chair and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles H. Robbins and R. Scott Herren, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chair and Chief Executive Officer	September 9, 2021
Charles H. Robbins	(Principal Executive Officer)

/S/ R. SCOTT HERREN	Executive Vice President and Chief Financial Officer	September 9, 2021
R. Scott Herren	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President and Chief Accounting Officer	September 9, 2021
Prat S. Bhatt	(Principal Accounting Officer)

Signature	Title	Date

/S/ M. MICHELE BURNS	Director	September 9, 2021
M. Michele Burns

/S/ WESLEY G. BUSH	Director	September 9, 2021
Wesley G. Bush

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 9, 2021
Michael D. Capellas

/S/ MARK GARRETT	Director	September 9, 2021
Mark Garrett

/S/ JOHN D. HARRIS II	Director	September 9, 2021
John D. Harris II

/S/ KRISTINA M. JOHNSON	Director	September 9, 2021
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 9, 2021
Roderick C. McGeary

/S/ BRENTON L. SAUNDERS	Director	September 9, 2021
Brenton L. Saunders

/S/ LISA T. SU	Director	September 9, 2021
Dr. Lisa T. Su

/S/ MARIANNA TESSEL	Director	September 9, 2021
Marianna Tessel