Form 10-Q
period 2021-10-30
CISCO SYSTEMS, INC.
filed 2021-11-23
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 18, 2021: 4,217,606,555
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 30, 2021	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,619	$9,175
Investments	15,727	15,343
Accounts receivable, net of allowance of $114 at October 30, 2021 and $109 at July 31, 2021	5,306	5,766
Inventories	1,832	1,559
Financing receivables, net	4,070	4,380
Other current assets	3,034	2,889
Total current assets	37,588	39,112
Property and equipment, net	2,238	2,338
Financing receivables, net	4,546	4,884
Goodwill	38,802	38,168
Purchased intangible assets, net	3,350	3,619
Deferred tax assets	4,198	4,360
Other assets	5,259	5,016
TOTAL ASSETS	$95,981	$97,497
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$506	$2,508
Accounts payable	2,261	2,362
Income taxes payable	816	801
Accrued compensation	3,231	3,818
Deferred revenue	12,017	12,148
Other current liabilities	4,407	4,620
Total current liabilities	23,238	26,257
Long-term debt	8,996	9,018
Income taxes payable	8,553	8,538
Deferred revenue	10,055	10,016
Other long-term liabilities	2,438	2,393
Total liabilities	53,280	56,222
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,217 shares issued and outstanding as of each of October 30, 2021 and July 31, 2021	42,621	42,346
Retained earnings (Accumulated deficit)	553	(654)
Accumulated other comprehensive loss	(473)	(417)
Total equity	42,701	41,275
TOTAL LIABILITIES AND EQUITY	$95,981	$97,497
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 30, 2021	October 24, 2020
REVENUE:
Product	$9,529	$8,587
Service	3,371	3,342
Total revenue	12,900	11,929
COST OF SALES:
Product	3,673	3,206
Service	1,174	1,142
Total cost of sales	4,847	4,348
GROSS MARGIN	8,053	7,581
OPERATING EXPENSES:
Research and development	1,714	1,612
Sales and marketing	2,261	2,217
General and administrative	551	544
Amortization of purchased intangible assets	84	36
Restructuring and other charges	5	602
Total operating expenses	4,615	5,011
OPERATING INCOME	3,438	2,570
Interest income	121	174
Interest expense	(89)	(112)
Other income (loss), net	187	49
Interest and other income (loss), net	219	111
INCOME BEFORE PROVISION FOR INCOME TAXES	3,657	2,681
Provision for income taxes	677	507
NET INCOME	$2,980	$2,174

Net income per share:
Basic	$0.71	$0.51
Diluted	$0.70	$0.51
Shares used in per-share calculation:
Basic	4,218	4,230
Diluted	4,243	4,244

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 30, 2021	October 24, 2020
Net income	$2,980	$2,174
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $28 and $17 for the first quarter of fiscal 2022 and 2021, respectively	(83)	(24)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $5 for the first quarter of fiscal 2022 and 2021, respectively	(4)	(10)
	(87)	(34)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(1) and $0 for the first quarter of fiscal 2022 and 2021, respectively	7	(2)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 and $1 for the first quarter of fiscal 2022 and 2021, respectively	(1)	(1)
	6	(3)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $9 and $(1) for the first quarter of fiscal 2022 and 2021, respectively	25	109
Other comprehensive income (loss)	(56)	72
Comprehensive income	$2,924	$2,246
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 30, 2021	October 24, 2020
Cash flows from operating activities:
Net income	$2,980	$2,174
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	533	451
Share-based compensation expense	453	438
Provision (benefit) for receivables	1	13
Deferred income taxes	(98)	(120)
(Gains) losses on divestitures, investments and other, net	(211)	(59)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	427	1,526
Inventories	(275)	(21)
Financing receivables	672	167
Other assets	(170)	(259)
Accounts payable	(93)	73
Income taxes, net	17	(84)
Accrued compensation	(585)	(165)
Deferred revenue	(95)	(45)
Other liabilities	(129)	7
Net cash provided by operating activities	3,427	4,096
Cash flows from investing activities:
Purchases of investments	(2,951)	(3,756)
Proceeds from sales of investments	580	657
Proceeds from maturities of investments	1,856	1,425
Acquisitions, net of cash and cash equivalents acquired and divestitures	(336)	(830)
Purchases of investments in privately held companies	(101)	(68)
Return of investments in privately held companies	53	29
Acquisition of property and equipment	(122)	(171)
Proceeds from sales of property and equipment	1	4
Net cash used in by investing activities	(1,020)	(2,710)
Cash flows from financing activities:
Issuances of common stock	—	1
Repurchases of common stock—repurchase program	(273)	(800)
Shares repurchased for tax withholdings on vesting of restricted stock units	(133)	(89)
Repayments of debt	(2,000)	—
Dividends paid	(1,561)	(1,520)
Other	(3)	35
Net cash used in financing activities	(3,970)	(2,373)
Net decrease in cash, cash equivalents, and restricted cash	(1,563)	(987)
Cash, cash equivalents, and restricted cash, beginning of period	9,942	11,812
Cash, cash equivalents, and restricted cash, end of period	$8,379	$10,825

Supplemental cash flow information:
Cash paid for interest	$124	$160
Cash paid for income taxes, net	$758	$710

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 30, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			2,980		2,980
Other comprehensive loss				(56)	(56)
Issuance of common stock	7				—
Repurchase of common stock	(5)	(46)	(210)		(256)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(133)			(133)
Cash dividends declared ($0.37 per common share)			(1,561)		(1,561)
Share-based compensation		453			453
Other		1	(2)		(1)
Balance at October 30, 2021	4,217	$42,621	$553	$(473)	$42,701

Three Months Ended October 24, 2020	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			2,174		2,174
Other comprehensive income				72	72
Issuance of common stock	7	1			1
Repurchase of common stock	(20)	(192)	(608)		(800)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(89)			(89)
Cash dividends declared ($0.36 per common share)			(1,521)		(1,521)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		438			438
Balance at October 24, 2020	4,222	$41,360	$(2,756)	$(447)	$38,157

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2022 is a 52-week fiscal year and fiscal 2021 was a 53-week fiscal year. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 30, 2021 and for the first quarter of fiscal 2022 and 2021, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2021 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
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
In the opinion of management, all normal recurring adjustments necessary to present fairly the consolidated balance sheet as of October 30, 2021, the results of operations, the statements of comprehensive income, the statements of cash flows and the statements of equity for the first quarter of fiscal 2022 and 2021, as applicable, have been made. The results of operations for the first quarter of fiscal 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Our consolidated financial statements include our accounts and entities consolidated under the variable interest and voting models. The noncontrolling interests attributed to these investments, if material, are presented as a separate component from our equity in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interests are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation. We have evaluated subsequent events through the date that the financial statements were issued.

2.Recent Accounting Pronouncements
(a)New Accounting Updates Recently Adopted
Acquired Revenue Contracts with Customers in Business Combination In October 2021, the Financial Accounting Standards Board (FASB) issued an accounting standard update that requires companies to apply Accounting Standards Codification 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We early adopted this accounting standard update beginning in the first quarter of fiscal 2022 and did not have a material impact on our Consolidated Financial Statements. The ongoing impact of this standard will be fact dependent on the transactions within its scope.
(b)Recent Accounting Standards or Updates Not Yet Effective
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of October 30, 2021 and July 31, 2021 was $49 million and $55 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers’ right of return in determining the transaction price, where applicable.
We assess certain software licenses, such as for security software, that contain critical updates or upgrades which customers can download throughout the contract term. Without these updates or upgrades, the functionality of the software would diminish over a relatively short time period. These updates or upgrades provide the customer the full functionality of the purchased security software licenses and are required to maintain the security license’s utility as the risks and threats in the environment are rapidly changing. In these circumstances, the revenue from these software arrangements is recognized as a single performance obligation satisfied over the contract term.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)Disaggregation of Revenue
We disaggregate our revenue into groups of similar products and services that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies differ for each of our product categories, resulting in different economic risk profiles for each category. Effective in the first quarter of fiscal 2022, we began reporting our product and service revenue in the following categories: Secure, Agile Networks; Hybrid Work; End-to-End Security; Internet for the Future; Optimized Application Experiences; Other Products; and Services. This change will better align our product categories with our strategic priorities. The following table presents this disaggregation of revenue (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Product revenue:
Secure, Agile Networks	$5,967	$5,434
Hybrid Work	1,109	1,193
End-to-End Security	895	861
Internet for the Future	1,374	942
Optimized Application Experiences	181	153
Other Products	3	3
Total Product	9,529	8,587
Services	3,371	3,342
Total	$12,900	$11,929
Amounts may not sum due to rounding.
Secure, Agile Networks consists of our core networking technologies of switching, enterprise routing, wireless, and compute products. These technologies consist of both hardware and software offerings, including software licenses and SaaS, that help our customers build networks, automate, orchestrate, integrate, and digitize data. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Hybrid Work consists of our collaboration offerings. These products consist primarily of software offerings, including software licenses and SaaS, as well as hardware. Our perpetual software and hardware in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
End-to-End Security consists of our overall security offerings. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Internet for the Future consists of our routed optical networking, public 5G, silicon, and optics offerings. These products consist primarily of both hardware and software offerings, including software licenses and SaaS. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Optimized Application Experiences consists of our full stack observability and cloud-native platform offerings. These products consist primarily of software offerings, including software licenses and SaaS. Our perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
(b)Contract Balances
Accounts receivable, net was $5.3 billion as of October 30, 2021 compared to $5.8 billion as of July 31, 2021, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Allowance for credit loss at beginning of period	$109	$143
Provisions (benefits)	19	14
Recoveries (write-offs), net	(14)	(6)
Foreign exchange and other	—	(26)
Allowance for credit loss at end of period	$114	$125
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $1.4 billion as of each of October 30, 2021 and July 31, 2021, and were included in other current assets and other assets.
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	October 30, 2021	July 31, 2021
1 to 4	$445	$521
5 to 6	839	770
7 and Higher	154	166
Total	$1,438	$1,457
Contract liabilities consist of deferred revenue. Deferred revenue was $22.1 billion as of October 30, 2021 compared to $22.2 billion as of July 31, 2021. We recognized approximately $4.1 billion of revenue during the first quarter of fiscal 2022 that was included in the deferred revenue balance at July 31, 2021.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $994 million and $967 million as of October 30, 2021 and July 31, 2021, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $187 million and $123 million for the first quarter of fiscal 2022 and 2021, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.Acquisitions and Divestitures
We completed one acquisition during the first quarter of fiscal 2022. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (one in total)	$323	$8	$10	$305
The total purchase consideration related to our acquisitions completed during the first quarter of fiscal 2022 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $6 million. Total transaction costs related to acquisition and divestiture activities were $19 million and $4 million for the first quarter of fiscal 2022 and 2021, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first quarter of fiscal 2022 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first quarter of fiscal 2022 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 30, 2021 and during the first quarter of fiscal 2022 (in millions):

	Balance at July 31, 2021	Acquisitions & Divestitures	Foreign Currency Translation and Other	Balance at October 30, 2021
Americas	$23,673	$204	$315	$24,192
EMEA	9,094	77	9	9,180
APJC	5,401	24	5	5,430
Total	$38,168	$305	$329	$38,802
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2022 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (one in total)	2.0	$6	2.0	$4	—	$—	$—	$10

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present details of our purchased intangible assets (in millions):

October 30, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,485	$(1,482)	$2,003
Customer relationships	1,391	(597)	794
Other	71	(23)	48
Total purchased intangible assets with finite lives	4,947	(2,102)	2,845
In-process research and development, with indefinite lives	505	—	505
Total	$5,452	$(2,102)	$3,350

July 31, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,629	$(1,437)	$2,192
Customer relationships	1,387	(523)	864
Other	71	(13)	58
Total purchased intangible assets with finite lives	5,087	(1,973)	3,114
In-process research and development, with indefinite lives	505	—	505
Total	$5,592	$(1,973)	$3,619
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Amortization of purchased intangible assets:
Cost of sales	$202	$170
Operating expenses	84	36
Total	$286	$206
The estimated future amortization expense of purchased intangible assets with finite lives as of October 30, 2021 is as follows (in millions):

Fiscal Year	Amount
2022 (remaining nine months)	$763
2023	$879
2024	$750
2025	$394
2026	$58
Thereafter	$1

6.Restructuring and Other Charges
We initiated a restructuring plan in fiscal 2021 (the “Fiscal 2021 Plan”), which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with the Fiscal 2021 Plan, we have incurred cumulative charges of $887 million and substantially completed this plan in fiscal 2021.
We initiated a restructuring plan in fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. In connection with the Fiscal 2020 Plan, we incurred cumulative charges of $259 million. We completed the Fiscal 2020 Plan in fiscal 2021.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 31, 2021	$—	$10	$16	$8	$34
Charges	—	(1)	4	2	5
Cash payments	—	(1)	(8)	—	(9)
Non-cash items	—	—	—	(4)	(4)
Liability as of October 30, 2021	$—	$8	$12	$6	$26

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$58	$14	$—	$—	$72
Charges	—	—	590	12	602
Cash payments	(58)	—	(272)	—	(330)
Non-cash items	—	—	—	(11)	(11)
Liability as of October 24, 2020	$—	$14	$318	$1	$333

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, and Restricted Cash

	October 30, 2021	July 31, 2021
Cash and cash equivalents	$7,619	$9,175
Restricted cash included in other current assets	10	14
Restricted cash included in other assets	750	753
Total cash, cash equivalents, and restricted cash	$8,379	$9,942
Our restricted cash balances are funds primarily related to contractual obligations with suppliers.
Inventories

	October 30, 2021	July 31, 2021
Raw materials	$1,090	$801
Work in process	41	54
Finished goods:
Deferred cost of sales	85	97
Manufactured finished goods	465	422
Total finished goods	550	519
Service-related spares	142	174
Demonstration systems	9	11
Total	$1,832	$1,559

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property and Equipment, Net

	October 30, 2021	July 31, 2021
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,310	$4,304
Computer equipment and related software	861	858
Production, engineering, and other equipment	5,023	5,106
Operating lease assets	250	273
Furniture, fixtures and other	377	377
Total gross property and equipment	10,821	10,918
Less: accumulated depreciation and amortization	(8,583)	(8,580)
Total	$2,238	$2,338
Remaining Performance Obligations

	October 30, 2021	July 31, 2021
Product	$13,384	$13,270
Service	16,751	17,623
Total	$30,135	$30,893

Current	$15,941	$16,289
Noncurrent	14,194	14,604
Total	$30,135	$30,893
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of October 30, 2021, the aggregate amount of RPO was comprised of $22.1 billion of deferred revenue and $8.1 billion of unbilled contract revenue. We expect approximately 53% of this amount to be recognized as revenue over the next 12 months. As of July 31, 2021, the aggregate amount of RPO was comprised of $22.2 billion of deferred revenue and $8.7 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	October 30, 2021	July 31, 2021
Product	$9,681	$9,416
Service	12,391	12,748
Total	$22,072	$22,164
Reported as:
Current	$12,017	$12,148
Noncurrent	10,055	10,016
Total	$22,072	$22,164

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	October 30, 2021	July 31, 2021
Operating lease right-of-use assets	Other assets	$1,118	$1,095

Operating lease liabilities	Other current liabilities	$353	$337
Operating lease liabilities	Other long-term liabilities	834	831
Total operating lease liabilities		$1,187	$1,168
The components of our lease expenses were as follows (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Operating lease expense	$95	$98
Short-term lease expense	17	18
Variable lease expense	49	46
Total lease expense	$161	$162
Supplemental information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$98	$105
Right-of-use assets obtained in exchange for operating leases liabilities	$120	$115
The weighted-average lease term was 4.9 years and 5.2 years as of October 30, 2021 and July 31, 2021, respectively. The weighted-average discount rate was 1.7% as of each of October 30, 2021 and July 31, 2021.
The maturities of our operating leases (undiscounted) as of October 30, 2021 are as follows (in millions):

Fiscal Year	Amount
2022 (remaining nine months)	$283
2023	307
2024	224
2025	145
2026	84
Thereafter	218
Total lease payments	1,261
Less interest	(74)
Total	$1,187
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $15 million and $21 million for the first quarter of fiscal 2022 and 2021, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of October 30, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining nine months)	$557
2023	514
2024	290
2025	146
2026	48
Thereafter	5
Total	1,560
Less: Present value of lease payments	1,490
Unearned income	$70
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	October 30, 2021	July 31, 2021
Operating lease assets	$250	$273
Accumulated depreciation	(156)	(165)
Operating lease assets, net	$94	$108
Our operating lease income was $32 million and $43 million for the first quarter of fiscal 2022 and 2021, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of October 30, 2021 are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining nine months)	$35
2023	25
2024	7
2025	1
Total	$68

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

October 30, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,560	$4,809	$2,329	$8,698
Residual value	97	—	—	97
Unearned income	(70)	—	—	(70)
Allowance for credit loss	(33)	(74)	(2)	(109)
Total, net	$1,554	$4,735	$2,327	$8,616
Reported as:
Current	$736	$2,198	$1,136	$4,070
Noncurrent	818	2,537	1,191	4,546
Total, net	$1,554	$4,735	$2,327	$8,616

July 31, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,710	$5,203	$2,453	$9,366
Residual value	103	—	—	103
Unearned income	(78)	—	—	(78)
Allowance for credit loss	(38)	(86)	(3)	(127)
Total, net	$1,697	$5,117	$2,450	$9,264
Reported as:
Current	$780	$2,372	$1,228	$4,380
Noncurrent	917	2,745	1,222	4,884
Total, net	$1,697	$5,117	$2,450	$9,264
(b)Credit Quality of Financing Receivables
Gross financing receivables(1) categorized by our internal credit risk rating by period of origination as of October 30, 2021 and July 31, 2021 are summarized as follows (in millions):

		Fiscal Year				Three Months Ended
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	October 30, 2021	Total
Lease Receivables:
1 to 4	$11	$75	$134	$204	$244	$58	$726
5 to 6	10	44	141	258	247	15	715
7 and Higher	1	4	9	19	4	12	49
Total Lease Receivables	$22	$123	$284	$481	$495	$85	$1,490
Loan Receivables:
1 to 4	$27	$108	$265	$733	$1,299	$503	$2,935
5 to 6	11	55	170	439	764	307	1,746
7 and Higher	2	3	41	40	28	14	128
Total Loan Receivables	$40	$166	$476	$1,212	$2,091	$824	$4,809
Financed Service Contracts:
1 to 4	$3	$20	$85	$189	$824	$334	$1,455
5 to 6	3	19	90	257	370	116	855
7 and Higher	—	1	4	7	4	3	19
Total Financed Service Contracts	$6	$40	$179	$453	$1,198	$453	$2,329
Total	$68	$329	$939	$2,146	$3,784	$1,362	$8,628

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

		Fiscal Year
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	Total
Lease Receivables:
1 to 4	$2	$20	$100	$168	$282	$227	$799
5 to 6	1	17	65	187	285	231	786
7 and Higher	—	2	6	12	23	4	47
Total Lease Receivables	$3	$39	$171	$367	$590	$462	$1,632
Loan Receivables:
1 to 4	$4	$86	$134	$577	$990	$1,552	$3,343
5 to 6	—	19	75	202	505	925	1,726
7 and Higher	1	2	4	50	43	34	134
Total Loan Receivables	$5	$107	$213	$829	$1,538	$2,511	$5,203
Financed Service Contracts:
1 to 4	$—	$38	$26	$106	$252	$1,053	$1,475
5 to 6	—	6	26	105	302	520	959
7 and Higher	—	—	1	6	7	5	19
Total Financed Service Contracts	$—	$44	$53	$217	$561	$1,578	$2,453
Total	$8	$190	$437	$1,413	$2,689	$4,551	$9,288
(1) Lease receivables calculated as gross lease receivables less unearned income.
The following tables present the aging analysis of gross receivables as of October 30, 2021 and July 31, 2021 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 30, 2021	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$34	$12	$22	$68	$1,422	$1,490	$8	$24	$24
Loan receivables	77	17	27	121	4,688	4,809	6	29	29
Financed service contracts	21	39	18	78	2,251	2,329	4	3	3
Total	$132	$68	$67	$267	$8,361	$8,628	$18	$56	$56

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 31, 2021	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$21	$17	$29	$67	$1,565	$1,632	$1	$33	$26
Loan receivables	71	17	35	123	5,080	5,203	4	33	33
Financed service contracts	18	13	18	49	2,404	2,453	3	3	3
Total	$110	$47	$82	$239	$9,049	$9,288	$8	$69	$62
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended October 30, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 31, 2021	$38	$86	$3	$127
Provisions (benefits)	(5)	(12)	(1)	(18)
Allowance for credit loss as of October 30, 2021	$33	$74	$2	$109

Three months ended October 24, 2020	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(3)	3	(1)	(1)
Other	1	17	(1)	17
Allowance for credit loss as of October 24, 2020	$46	$101	$7	$154

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 30, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,032	$12	$(9)	$2,035
U.S. government agency securities	142	—	—	142
Corporate debt securities	9,114	156	(50)	9,220
U.S. agency mortgage-backed securities	2,790	24	(21)	2,793
Commercial paper	1,054	—	—	1,054
Certificates of deposit	269	—	—	269
Total	$15,401	$192	$(80)	$15,513

July 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,773	$21	$—	$1,794
U.S. government agency securities	152	—	—	152
Non-U.S. government and agency securities	3	—	—	3
Corporate debt securities	8,727	213	(30)	8,910
U.S. agency mortgage-backed securities	2,838	34	(10)	2,862
Commercial paper	1,190	—	—	1,190
Certificates of deposit	295	—	—	295
Total	$14,978	$268	$(40)	$15,206

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Gross realized gains	$6	$15
Gross realized losses	—	—
Total	$6	$15
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 30, 2021 and July 31, 2021 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,341	$(9)	$2	$—	$1,343	$(9)
U.S. government agency securities	100	—	—	—	100	—
Corporate debt securities	3,204	(24)	27	(1)	3,231	(25)
U.S. agency mortgage-backed securities	1,937	(20)	52	(1)	1,989	(21)
Commercial paper	25	—	—	—	25	—
Total	$6,607	$(53)	$81	$(2)	$6,688	$(55)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$468	$—	$—	$—	$468	$—
U.S. government agency securities	26	—	—	—	26	—
Corporate debt securities	1,086	(5)	6	—	1,092	(5)
U.S. agency mortgage-backed securities	1,293	(10)	13	—	1,306	(10)
Commercial paper	37	—	—	—	37	—
Total	$2,910	$(15)	$19	$—	$2,929	$(15)
The following table summarizes the maturities of our available-for-sale debt investments as of October 30, 2021 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$4,291	$4,281
After 1 year through 5 years	8,013	8,106
After 5 years through 10 years	301	326
After 10 years	6	7
Mortgage-backed securities with no single maturity	2,790	2,793
Total	$15,401	$15,513
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Summary of Equity Investments
We recognized a net unrealized gain of $5 million during the first quarter of fiscal 2022 on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net gain of $2 million for the first quarter of fiscal 2022. We held equity interests in certain private equity funds of $1.0 billion and $0.9 billion as of October 30, 2021 and July 31, 2021, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 30, 2021, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.7 billion and $1.5 billion as of October 30, 2021 and July 31, 2021, respectively. Of the total carrying value of our investments in privately held companies as of October 30, 2021, $1.0 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of October 30, 2021, we have total funding commitments of $0.2 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

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

	OCTOBER 30, 2021			JULY 31, 2021
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,351	$—	$4,351	$5,694	$—	$5,694
Commercial paper	—	10	10	—	114	114
Certificates of deposit	—	27	27	—	—	—
U.S. government securities	—	—	—	—	300	300
Corporate debt securities	—	41	41	—	—	—
Non-U.S. government and agency securities	—	30	30	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	2,035	2,035	—	1,794	1,794
U.S. government agency securities	—	142	142	—	152	152
Corporate debt securities	—	9,220	9,220	—	8,910	8,910
U.S. agency mortgage-backed securities	—	2,793	2,793	—	2,862	2,862
Non-U.S. government and agency securities	—	—	—	—	3	3
Commercial paper	—	1,054	1,054	—	1,190	1,190
Certificates of deposit	—	269	269	—	295	295
Equity investments:
Marketable equity securities	214	—	214	137	—	137
Other assets:
Money market funds	750	—	750	750	—	750
Derivative assets	—	116	116	—	126	126
Total	$5,315	$15,737	$21,052	$6,581	$15,746	$22,327
Liabilities:
Derivative liabilities	$—	$33	$33	$—	$20	$20
Total	$—	$33	$33	$—	$20	$20
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
(c)Assets Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 3 in the fair value hierarchy because we estimate the value based on

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
(d) Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of October 30, 2021 and July 31, 2021 was $3.7 billion and $4.0 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of October 30, 2021, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 30, 2021, the fair value of our senior notes was $11.5 billion with a carrying amount of $9.5 billion. This compares to a fair value of $13.7 billion and a carrying amount of $11.5 billion as of July 31, 2021. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 30, 2021		July 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$506	1.13%	$2,508	1.75%
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of October 30, 2021 and July 31, 2021.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 30, 2021		July 31, 2021
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	—	$2,000	1.90%
3.00%	June 15, 2022	500	1.13%	500	1.13%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	0.97%	1,000	1.00%
3.50%	June 15, 2025	500	1.29%	500	1.29%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		9,500		11,500
Unaccreted discount/issuance costs		(78)		(80)
Hedge accounting fair value adjustments		80		106
Total		$9,502		$11,526

Reported as:
Current portion of long-term debt		$506		$2,508
Long-term debt		8,996		9,018
Total		$9,502		$11,526
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 30, 2021, we were in compliance with all debt covenants.
As of October 30, 2021, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining nine months)	$500
2023	500
2024	1,750
2025	500
2026	750
Thereafter	5,500
Total	$9,500

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of October 30, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 30, 2021	July 31, 2021	Balance Sheet Line Item	October 30, 2021	July 31, 2021
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$21	$14	Other current liabilities	$7	$3
Foreign currency derivatives	Other assets	4	1	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	6	9	Other current liabilities	—	—
Interest rate derivatives	Other assets	75	99	Other long-term liabilities	—	—
Total		106	123		7	3
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	10	3	Other current liabilities	22	16
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	4	1
Total		10	3		26	17
Total		$116	$126		$33	$20
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	October 30, 2021	July 31, 2021	October 30, 2021	July 31, 2021
Short-term debt	$(506)	$(508)	$(6)	$(9)
Long-term debt	$(1,571)	$(1,594)	$(74)	$(97)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Interest rate derivatives:
Hedged items	$26	$19
Derivatives designated as hedging instruments	(27)	(20)
Total	$(1)	$(1)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 30, 2021	October 24, 2020
Foreign currency derivatives	Other income (loss), net	$(20)	$14
Total return swaps—deferred compensation	Operating expenses and other	21	23
Equity derivatives	Other income (loss), net	4	5
Total		$5	$42
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 30, 2021	July 31, 2021
Foreign currency derivatives	$4,778	$4,139
Interest rate derivatives	2,000	2,000
Total return swaps—deferred compensation	778	730
Total	$7,556	$6,869
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of October 30, 2021 and July 31, 2021, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $32 million and $17 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of October 30, 2021 and July 31, 2021 was $82 million and $109 million, respectively. Including the effects of collateral, this results in a net derivative asset of $1 million and a net derivative liability of $3 million as of October 30, 2021 and July 31, 2021, respectively.
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

14.Commitments and Contingencies
(a)Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 30, 2021	July 31, 2021
Less than 1 year	$7,621	$6,903
1 to 3 years	2,072	1,806
3 to 5 years	1,359	1,545
Total	$11,052	$10,254
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 30, 2021 and July 31, 2021, the liability for these purchase commitments was $179 million and $151 million, respectively, and was included in other current liabilities. For further discussion around the Supply Constraints Impacts and Risks, see Result of Operations—Product Gross Margin and Liquidity and Capital Resources—Inventory Supply Chain.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Compensation expense related to acquisitions	$89	$57
As of October 30, 2021, we estimated that future cash compensation expense of up to $673 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.2 billion as of each of October 30, 2021 and July 31, 2021.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Balance at beginning of period	$336	$331
Provisions for warranties issued	114	121
Adjustments for pre-existing warranties	2	1
Settlements	(111)	(122)
Balance at end of period	$341	$331
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.6 billion and $6.1 billion for the first quarter of fiscal 2022 and 2021, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion as of each of October 30, 2021 and July 31, 2021.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $2 million and $5 million for the first quarter of fiscal 2022 and 2021, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at October 30, 2021 and July 31, 2021, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 30, 2021	July 31, 2021
Maximum potential future payments relating to financing guarantees:
Channel partner	$197	$155
End user	4	5
Total	$201	$160
Deferred revenue associated with financing guarantees:
Channel partner	$(5)	$(16)
End user	(4)	(5)
Total	$(9)	$(21)
Total	$192	$139
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
We were asked by seven of our customers to indemnify them in connection with patent infringement claims asserted against them by Estech Systems, Inc. (“Estech”) in the Eastern District of Texas (“E.D. Tex.”) court and the Western District of Texas (“W.D. Tex.”) court between April 24, 2020 and August 25, 2020. Estech alleged that the customer defendants infringe three patents generally related to IP telephony by using collaboration technology from us and other providers. Estech was seeking monetary damages from the customer defendants. Estech and the customer defendants resolved Estech’s claims, and we resolved the customer defendants’ indemnity claims for an amount that did not have a material effect on our Consolidated Financial Statements.
In addition, we have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $144 million for the alleged evasion of import and other taxes, $719 million for interest, and $355 million for various penalties, all determined using an exchange rate as of October 30, 2021.
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
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted claims against us in the U.S. District Court for the District of Delaware (“D. Del.”), accusing our products and services in the area of network intrusion detection of infringing two patents. On May 12, 2016, a jury returned a verdict finding willful infringement. The jury awarded SRI damages of $24 million. On May 25, 2017, the district court awarded SRI enhanced damages and attorneys’ fees, entered judgment in the new amount of $57 million, and ordered an ongoing royalty of 3.5% through the expiration of the patents in 2018. We appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”), and on July 12, 2019, the Federal Circuit vacated the enhanced damages award; vacated and remanded in part the willful infringement finding; vacated and remanded the attorneys’ fees award for further proceedings; and affirmed the district court’s other findings. Cisco paid SRI $28 million, representing the portion of the judgment that the Federal Circuit affirmed, plus interest and royalties on post-verdict sales.
On April 1, 2020, the district court issued a final judgment on the remanded issues, finding no evidence of willful infringement and reinstating the $8 million award of attorneys’ fees. In a second round of appeals to the Federal Circuit in April 2020, SRI appealed the judgment of no willful infringement, and Cisco filed a cross-appeal on the attorneys’ fees award. On September 28, 2021, the Federal Circuit reversed the district court’s denial of SRI’s motion to reinstate the willfulness verdict, restored the district court’s award of enhanced damages, and affirmed the district court’s award of attorney fees. We intend to seek review of the Federal Circuit’s decision. While the remaining proceedings may result in an additional loss, we do not believe it would have a material effect on our Consolidated Financial Statements.
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several Cisco products and services (including Cisco’s Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal U.S. patents. Cisco thereafter petitioned the Patent Trial and Appeal Board (PTAB) of the United States Patent and Trademark Office (“PTO”) to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Centripetal appealed the PTAB’s findings of unpatentability to the Federal Circuit. The Federal Circuit affirmed the PTAB’s findings of unpatentability as to three of the patents on March 10, 2021, and affirmed the PTAB’s findings of unpatentability as to the remaining four patents on May 11, 2021. On August 9, 2021, Centripetal filed a writ of certiorari seeking review of the Federal Circuit’s affirmance of several of the PTAB’s unpatentability findings, which the U.S. Supreme Court denied on October 4, 2021.
For the five asserted U.S. patents not subject to the IPR Proceedings, the district court conducted a bench trial by videoconference from May 6, 2020 to June 25, 2020. On October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent. The district court awarded

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in E.D. Tex., seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three patents. As of November 27, 2020, the PTO preliminarily found all asserted claims unpatentable in ex parte reexamination proceedings. On January 13, 2021, the court entered an order staying the case pending the conclusion of the ex parte reexamination proceedings (“Reexamination Proceedings”). While we believe that we have strong non-infringement and invalidity arguments, and that Ramot’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation processes. If we do not prevail in court, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
On February 26, 2021, Ramot asserted patent infringement claims against Acacia Communications, Inc. (“Acacia”) (which we subsequently acquired) in D. Del, seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Ramot alleges that certain Acacia optical transceiver modules and integrated circuits infringe two of the three patents that Ramot has asserted in its E.D. Tex. case. On September 3, 2021, the court stayed the case pending the ultimate resolution of the Reexamination Proceedings. Due to the early stage of the litigation as well as uncertainties in the litigation processes, we are unable, at this time, to reasonably estimate a potential range of loss, if any, or the ultimate outcome of this litigation.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

15.Stockholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.37 and $0.36 per common share, or $1.6 billion and $1.5 billion, on our outstanding common stock for the first quarter of fiscal 2022 and 2021, respectively.
Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 30, 2021, the remaining authorized amount for stock repurchases under this program was approximately $7.7 billion with no termination date. A summary of the stock repurchase activity for fiscal 2022 and 2021 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2022
October 30, 2021	5	$56.49	$256

Fiscal 2021
July 31, 2021	15	$53.30	$791
May 1, 2021	10	$48.71	$510
January 23, 2021	19	$42.82	$801
October 24, 2020	20	$40.44	$800
There were stock repurchases of $8 million and $25 million that were pending settlement as of October 30, 2021 and July 31, 2021, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock of one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights of such series, and any qualification, limitations or restrictions thereof, of the shares of such series. As of October 30, 2021, we had not issued any shares of preferred stock.

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
2005 Plan    The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of October 30, 2021, the maximum number of shares issuable under the 2005 Plan over its term was 790 million shares. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of October 30, 2021, 241 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721 million shares of our common stock have been reserved for issuance as of October 30, 2021. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the first quarters of fiscal 2022 and 2021. As of October 30, 2021, 125 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Cost of sales—product	$25	$24
Cost of sales—service	44	41
Share-based compensation expense in cost of sales	69	65
Research and development	181	167
Sales and marketing	140	134
General and administrative	62	61
Restructuring and other charges	1	11
Share-based compensation expense in operating expenses	384	373
Total share-based compensation expense	$453	$438
Income tax benefit for share-based compensation	$104	$81
As of October 30, 2021, the total compensation cost related to unvested share-based awards not yet recognized was $3.7 billion which is expected to be recognized over approximately 2.6 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 25, 2020	96	$42.03
Granted and assumed	51	41.89
Vested	(39)	39.63	$1,813
Canceled/forfeited/other	(14)	42.13
Unvested balance at July 31, 2021	94	42.93
Granted and assumed	8	54.37
Vested	(8)	41.84	$393
Canceled/forfeited/other	(3)	43.51
Unvested balance at October 30, 2021	91	$43.99

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first quarter of fiscal 2022 and 2021 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 31, 2021	$182	$(1)	$(598)	$(417)
Other comprehensive income (loss) before reclassifications	(111)	8	16	(87)
(Gains) losses reclassified out of AOCI	(6)	(1)	—	(7)
Tax benefit (expense)	30	(1)	9	38
Balance at October 30, 2021	$95	$5	$(573)	$(473)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(41)	(2)	110	67
(Gains) losses reclassified out of AOCI	(15)	(2)	—	(17)
Tax benefit (expense)	22	1	(1)	22
Balance at October 24, 2020	$281	$(9)	$(719)	$(447)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020
Income before provision for income taxes	$3,657	$2,681
Provision for income taxes	$677	$507
Effective tax rate	18.5%	18.9%
As of October 30, 2021, we had $3.1 billion of unrecognized tax benefits, of which $2.3 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the first quarter of fiscal 2022 and 2021, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Revenue:
Americas	$7,561	$7,198
EMEA	3,303	2,964
APJC	2,036	1,767
Total	$12,900	$11,929
Gross margin:
Americas	$4,875	$4,847
EMEA	2,128	1,894
APJC	1,317	1,113
Segment total	8,321	7,853
Unallocated corporate items	(268)	(272)
Total	$8,053	$7,581
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.8 billion and $6.5 billion for the first quarter of fiscal 2022 and 2021, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use. Effective in the first quarter of fiscal 2022, we began reporting our product and service revenue in the following categories: Secure, Agile Networks; Hybrid Work; End-to-End Security; Internet for the Future; Optimized Application Experiences; Other Products; and Services. This change will better align our product categories with our strategic priorities.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Revenue:
Secure, Agile Networks	$5,967	$5,434
Hybrid Work	1,109	1,193
End-to-End Security	895	861
Internet for the Future	1,374	942
Optimized Application Experiences	181	153
Other Products	3	3
Total Product	9,529	8,587
Services	3,371	3,342
Total	$12,900	$11,929
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 30, 2021	October 24, 2020
Net income	$2,980	$2,174
Weighted-average shares—basic	4,218	4,230
Effect of dilutive potential common shares	25	14
Weighted-average shares—diluted	4,243	4,244
Net income per share—basic	$0.71	$0.51
Net income per share—diluted	$0.70	$0.51
Antidilutive employee share-based awards, excluded	12	35
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 30, 2021	October 24, 2020	% Variance
Revenue	$12,900	$11,929	8%
Gross margin percentage	62.4%	63.6%	(1.2)	pts
Research and development	$1,714	$1,612	6%
Sales and marketing	$2,261	$2,217	2%
General and administrative	$551	$544	1%
Total research and development, sales and marketing, general and administrative	$4,526	$4,373	3%
Total as a percentage of revenue	35.1%	36.7%	(1.6)	pts
Amortization of purchased intangible assets included in operating expenses	$84	$36	133%
Restructuring and other charges included in operating expenses	$5	$602	(99)%
Operating income as a percentage of revenue	26.7%	21.5%	5.2	pts
Interest and other income (loss), net	$219	$111	97%
Income tax percentage	18.5%	18.9%	(0.4)	pts
Net income	$2,980	$2,174	37%
Net income as a percentage of revenue	23.1%	18.2%	4.9	pts
Earnings per share—diluted	$0.70	$0.51	37%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
In the first quarter of fiscal 2022, we had strong performance delivering solid revenue growth and strong profitability. As customers are defining their hybrid work strategy, we remain focused on executing and increasing our investments in our technologies to assist in that transition. Total revenue increased by 8% compared with the first quarter of fiscal 2021. Our product revenue reflected growth in Secure, Agile Networks; Internet for the Future; End-to-End Security; and Optimized Application Experiences; partially offset by declines in Hybrid Work. While our revenue growth was solid, it was negatively impacted by supply constraints seen industry wide. We continue to manage these significant supply constraints due to component shortages and are taking multiple steps in order to mitigate the supply shortages and deliver products to our customers. We expect these supply constraints to continue into the second half of fiscal 2022. We continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue increased by 11% and service revenue increased by 1%. In the first quarter of fiscal 2022, total software revenue was $3.7 billion across all product areas and service, an increase of 1%. Within total software revenue, subscription revenue increased 4%. Total gross margin decreased by 1.2 percentage points. Product gross margin decreased by 1.2 percentage points, largely driven by increased costs related to supply constraints. The effect of pricing erosion was moderate, partially offset by favorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 1.6 percentage points. Operating income as a percentage of revenue increased by 5.2 percentage points. Diluted earnings per share increased 37%, driven by a 37% increase in net income.
In terms of our geographic segments, revenue from the Americas increased $363 million, EMEA revenue increased by $339 million and APJC revenue increased by $269 million. The “BRICM” countries experienced product revenue growth of 21% in the aggregate, driven by an increase in product revenue across each of the BRICM countries with the exception of Russia.
From a customer market standpoint, we experienced product revenue growth in all customer markets. We continued to see improvement in business momentum in our customer markets.
From a product category perspective, the product revenue increase of 11% was driven by growth in revenue in Secure, Agile Networks of 10%; Internet for the Future of 46%; End-to-End Security of 4%; and Optimized Application Experiences of 18%; partially offset by a product revenue decline in Hybrid Work of 7%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

COVID-19 Pandemic Response Summary
During the COVID-19 pandemic, our priority has been supporting our employees, customers, partners and communities, while positioning Cisco for the future. The pandemic has driven organizations across the globe to digitize their operations and support remote workforces at a faster speed and greater scale than ever before. We remain focused on providing the technology and solutions our customers need to accelerate their digital organizations. The actions we have taken and are taking include:
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 31, 2021.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2022 (in millions):

	October 30, 2021	July 31, 2021
Cash and cash equivalents and investments	$23,346	$24,518
Remaining performance obligations	$30,135	$30,893
Inventories	$1,832	$1,559

	Three Months Ended
	October 30, 2021	October 24, 2020
Cash provided by operating activities	$3,427	$4,096
Repurchases of common stock—stock repurchase program	$256	$800
Dividends paid	$1,561	$1,520

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 31, 2021, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the first quarter of fiscal 2022. These estimates are listed in our Annual Report on Form 10-K for the year ending July 31, 2021, and include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers’ right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
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
Our provision for inventory was $22 million and $29 million for the first quarter of fiscal 2022 and 2021, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $47 million and $32 million for the first quarter of fiscal 2022 and 2021, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. We continue to manage through significant supply constraints seen industry wide due to component shortages caused, in part, by the COVID-19 pandemic. For further discussion around the Supply Constraints Impacts and Risks, see Result of Operations—Product Gross Margin and Liquidity and Capital Resources—Inventory Supply Chain.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2022 and 2021.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 18.5% and 18.9% in the first quarter of fiscal 2022 and 2021, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,529	$8,587	$942	11%
Percentage of revenue	73.9%	72.0%
Service	3,371	3,342	29	1%
Percentage of revenue	26.1%	28.0%
Total	$12,900	$11,929	$971	8%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,561	$7,198	$363	5%
Percentage of revenue	58.6%	60.4%
EMEA	3,303	2,964	339	11%
Percentage of revenue	25.6%	24.8%
APJC	2,036	1,767	269	15%
Percentage of revenue	15.8%	14.8%
Total	$12,900	$11,929	$971	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
Total revenue increased by 8%. Product revenue increased by 11% and service revenue increased by 1%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced product revenue growth of 21%, with growth in each of these countries with the exception of Russia.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,522	$5,129	$393	8%
Percentage of product revenue	57.9%	59.8%
EMEA	2,513	2,210	303	14%
Percentage of product revenue	26.4%	25.7%
APJC	1,495	1,248	247	20%
Percentage of product revenue	15.7%	14.5%
Total	$9,529	$8,587	$942	11%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
Americas
Product revenue in the Americas segment increased by 8%, with growth in the service provider, commercial and enterprise markets, partially offset by a slight decline in the public sector market. From a country perspective, product revenue increased in the United States, Canada, Mexico and Brazil by 8%, 22%, 11% and 29%, respectively.
EMEA
Product revenue in the EMEA segment increased by 14%, with growth in all customer markets. Product revenue from emerging countries within EMEA increased by 18% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 13%. From a country perspective, product revenue increased by 2% in Germany, 15% in the United Kingdom and 7% in France.
APJC
Product revenue in the APJC segment increased by 20%, driven by growth in all customer markets. From a country perspective, product revenue increased in Australia, China and India by 35%, 20% and 44%, respectively, partially offset by a decline of 10% in Japan.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. Effective in the first quarter of fiscal 2022, we began reporting our product revenue in the following categories: Secure, Agile Networks; Hybrid Work; End-to-End Security; Internet for the Future; Optimized Application Experiences; and Other Products. This change will better align our product categories with our strategic priorities.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$5,967	$5,434	$533	10%
Hybrid Work	1,109	1,193	(84)	(7)%
End-to-End Security	895	861	34	4%
Internet for the Future	1,374	942	432	46%
Optimized Application Experiences	181	153	28	18%
Other Products	3	3	—	9%
Total	$9,529	$8,587	$942	11%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
Secure, Agile Networks
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 10%, or $533 million, with growth across the portfolio with the exception of compute. Switching revenue grew in both campus switching and data center switching. This was primarily driven by strong growth in our Catalyst 9000 series and Meraki switching offerings. We experienced an increase in sales of our enterprise routing products driven by growth in our Edge and SD-WAN offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings. Revenue from compute declined primarily driven by our Hyper Converged offerings.
Hybrid Work
The Hybrid Work product category includes our collaboration and contact center offerings. Revenue in our Hybrid Work product category decreased by 7%, or $84 million, driven by declines in our Calling, Meetings and Contact Center offerings, partially offset by growth in our Communication Platform as a Service (CPaaS) offerings and Collaboration Devices.
End-to-End Security
Revenue in our End-to-End Security product category increased 4%, or $34 million primarily driven by our cloud-based solutions partially offset by declines in our perpetual and security hardware offerings. Our zero trust portfolio reflected strong double-digit growth driven by continued momentum with our Duo offerings. We also experienced growth in our Unified Threat Management offerings.
Internet for the Future
The Internet for the Future product category includes our routed optical networking, public 5G, silicon and optics offerings. Revenue in our Internet for the Future product category increased by 46%, or $432 million, driven by the growth in the webscale provider market. This was primarily driven by strong growth in our Cisco 8000 portfolio, NCS 5500 series and ASR 9000 series offerings. We also saw a benefit from our acquisition of Acacia.
Optimized Application Experiences
The Optimized Application Experiences product category includes our full stack observability and cloud-native platforms offerings. Revenue in our Optimized Application Experiences product category increased 18%, or $28 million, driven by growth in ThousandEyes and Intersight offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,039	$2,070	$(31)	(1)%
Percentage of service revenue	60.5%	61.9%
EMEA	790	754	36	5%
Percentage of service revenue	23.4%	22.6%
APJC	541	519	22	4%
Percentage of service revenue	16.1%	15.5%
Total	$3,371	$3,342	$29	1%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 1% in the first quarter of fiscal 2022 driven by revenue growth in our maintenance business and solution support offerings. Service revenue increased in the EMEA and APJC segments, partially offset by lower revenue in the Americas segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Gross margin:
Product	$5,856	$5,381	61.5%	62.7%
Service	2,197	2,200	65.2%	65.8%
Total	$8,053	$7,581	62.4%	63.6%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2022, as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2021	62.7%
Productivity (1)	(0.6)%
Product pricing	(1.4)%
Mix of products sold	0.4%
Legal and indemnification charge	0.5%
Others	(0.1)%
Fiscal 2022	61.5%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
Product gross margin decreased by 1.2 percentage points primarily driven by lower productivity, largely driven by increased costs related to supply constraints from freight, expedites, and component costs. We also saw moderate pricing erosion, partially offset by favorable product mix. The effect of pricing erosion was moderate driven by typical market factors and primarily impacted the Americas and EMEA segments. Productivity was adversely impacted by increased costs related to supply constraints. The favorable mix was driven by changes in the proportion of products sold from Secure, Agile Networks and End-to-End Security, partially offset by unfavorable mix in Internet for the Future and Hybrid Work, as compared to the corresponding period of fiscal 2021.
Supply Constraints Impacts and Risks
We continue to manage through significant supply constraints seen industry wide due to component shortages caused, in part, by the COVID-19 pandemic. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers. We have taken a number of steps in order to mitigate the supply constraint related impacts including: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying significantly higher component and logistics costs to secure supply; modifying our product designs in order to leverage alternate suppliers, where possible; continually optimizing our inventory build and customer delivery plans; among others. We believe these actions are helping us to optimize our access to critical components and meet customer demand for our products. We have recently seen substantially increased demand for our hardware products. As a result, in order to secure supply to meet customer demand, we have increased our inventory balances and inventory purchase commitments (see Liquidity and Capital Resources—Inventory Supply Chain section), which, in turn, has increased our supply chain exposure. Additionally, in certain situations, we have prepaid or made deposits with suppliers to secure future supply. These actions significantly increase the risk of future material excess and obsolete inventory and related losses if customer demand were to suddenly and significantly decrease in future periods. While we believe we are taking the right strategic and operational actions to address the supply situation, we recognize the increased risks.
Service Gross Margin
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
Our service gross margin percentage decreased by 0.6 percentage points primarily due to higher headcount-related and delivery costs, partially offset by favorable mix of service offerings and higher sales volume.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 30, 2021	October 24, 2020	October 30, 2021	October 24, 2020
Gross margin:
Americas	$4,875	$4,847	64.5%	67.3%
EMEA	2,128	1,894	64.4%	63.9%
APJC	1,317	1,113	64.7%	63.0%
Segment total	8,321	7,853	64.5%	65.8%
Unallocated corporate items (1)	(268)	(272)
Total	$8,053	$7,581	62.4%	63.6%
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
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
We experienced a gross margin percentage decrease in our Americas segment due to pricing erosion, negative impacts from productivity and unfavorable impacts from product mix.
Gross margin in our EMEA segment increased due to favorable impacts from productivity improvements and favorable impacts from product mix, partially offset by pricing erosion. Higher service gross margin also contributed to the increase in the gross margin in this geographic segment.
The APJC segment gross margin percentage increase was due to favorable impacts from product mix, productivity improvements and favorable pricing.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars	Variance in Percent
Research and development	$1,714	$1,612	$102	6%
Percentage of revenue	13.3%	13.5%
Sales and marketing	2,261	2,217	44	2%
Percentage of revenue	17.5%	18.6%
General and administrative	551	544	7	1%
Percentage of revenue	4.3%	4.6%
Total	$4,526	$4,373	$153	3%
Percentage of revenue	35.1%	36.7%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
R&D Expenses
R&D expenses increased due to higher headcount-related expenses, higher acquisition-related costs, higher share-based compensation expense and higher contracted services spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased due to higher headcount-related expenses and discretionary spending.
G&A Expenses
G&A expenses increased slightly due to higher discretionary spending and contracted services spending.
Effect of Foreign Currency
In the first quarter of fiscal 2022, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $19 million, or 0.4%, compared with the first quarter of fiscal 2021.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Amortization of purchased intangible assets:
Cost of sales	$202	$170
Operating expenses	84	36
Total	$286	$206
For the first quarter of fiscal 2022, the increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
We initiated a restructuring plan in fiscal 2021, which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges are estimated to be approximately $900 million. In connection with this restructuring plan, we have incurred cumulative charges of $887 million and substantially completed this plan in fiscal 2021.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 30, 2021	October 24, 2020
Operating income	$3,438	$2,570
Operating income as a percentage of revenue	26.7%	21.5%
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
Operating income increased by 34%, and operating income as a percentage of revenue increased by 5.2 percentage points. These changes resulted primarily from a revenue increase and lower restructuring and other charges partially offset by a gross margin percentage decrease (driven by lower productivity and pricing erosion, partially offset by favorable product mix).

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars
Interest income	$121	$174	$(53)
Interest expense	(89)	(112)	23
Interest income (expense), net	$32	$62	$(30)
For the first quarter of fiscal 2022, the decrease in interest income was driven by lower interest rates and lower average balances of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$6	$15	$(9)
Marketable equity investments	5	(1)	6
Privately held investments	205	42	163
Net gains (losses) on investments	216	56	160
Other gains (losses), net	(29)	(7)	(22)
Other income (loss), net	$187	$49	$138
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
The change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on privately held investments was primarily due to higher net unrealized gains and higher net realized gains. The change in other gains (losses), net was primarily driven by higher donation expense.
Provision for Income Taxes
Three Months Ended October 30, 2021 Compared with Three Months Ended October 24, 2020
The provision for income taxes resulted in an effective tax rate of 18.5% for the first quarter of fiscal 2022 compared with 18.9% for the first quarter of fiscal 2021. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from share-based compensation windfall in the first quarter of fiscal 2022 as compared to the first quarter of fiscal 2021.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 30, 2021	July 31, 2021	Increase (Decrease)
Cash and cash equivalents	$7,619	$9,175	$(1,556)
Available-for-sale debt investments	15,513	15,206	307
Marketable equity securities	214	137	77
Total	$23,346	$24,518	$(1,172)
The net decrease in cash and cash equivalents and investments in the first quarter of fiscal 2022 was driven by a net decrease in debt of $2.0 billion, cash returned to stockholders in the form of repurchases of common stock of $0.3 billion, cash dividends of $1.6 billion, net cash paid for acquisitions and divestitures of $0.3 billion and capital expenditures of $0.1 billion. These uses of cash were partially offset by cash provided by operating activities of $3.4 billion.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 30, 2021	October 24, 2020
Net cash provided by operating activities	$3,427	$4,096
Acquisition of property and equipment	(122)	(171)
Free cash flow	$3,305	$3,925
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2022
October 30, 2021	$0.37	$1,561	5	$56.49	$256	$1,817

Fiscal 2021
July 31, 2021	$0.37	$1,562	15	$53.30	$791	$2,353
May 1, 2021	$0.37	$1,560	10	$48.71	$510	$2,070
January 23, 2021	$0.36	$1,521	19	$42.82	$801	$2,322
October 24, 2020	$0.36	$1,520	20	$40.44	$800	$2,320
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $7.7 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	October 30, 2021	July 31, 2021	Increase (Decrease)
Accounts receivable, net	$5,306	$5,766	$(460)
Our accounts receivable net, as of October 30, 2021 decreased by approximately 8%, as compared with the end of fiscal 2021, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	October 30, 2021	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Inventories	$1,832	$1,559	$1,282	$273	$550
Inventory purchase commitments	$11,052	$10,254	$4,406	$798	$6,646
Inventory prepayments and deposits	$229	$162	$117	$67	$112
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 30, 2021	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Less than 1 year	$7,621	$6,903	$3,994	$718	$3,627
1 to 3 years	2,072	1,806	412	266	1,660
3 to 5 years	1,359	1,545	—	(186)	1,359
Total	$11,052	$10,254	$4,406	$798	$6,646
Inventories and inventory purchase commitments increased as compared to the prior fiscal periods as we increased our balances in order to address significant supply constraints seen industry wide. Inventory as of October 30, 2021 increased by 18% and 43% from our inventory balances at the end of fiscal 2021 and fiscal 2020, respectively. Inventory purchase commitments with contract manufacturers and suppliers increased by 8% and 151% from our balances at the end of fiscal 2021 and fiscal 2020, respectively. These increases compared with the end of fiscal 2021 and fiscal 2020 were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as a result of the supply constraints. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements. Our inventory prepayments and deposits are to secure future supply with our contract manufacturers and suppliers. As discussed, our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments with contract manufacturers and suppliers relate to arrangements to secure supply and pricing for certain product components for multi-year periods. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of supply constraints, rapidly changing technology and customer requirements. We believe the amount of our inventory and inventory purchase commitments is appropriate for our current and expected customer demand and revenue levels.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 30, 2021	July 31, 2021	Increase (Decrease)
Lease receivables, net	$1,554	$1,697	$(143)
Loan receivables, net	4,735	5,117	(382)
Financed service contracts, net	2,327	2,450	(123)
Total, net	$8,616	$9,264	$(648)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 7%, as compared with the end of fiscal 2021.
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
The volume of channel partner financing was $6.6 billion and $6.1 billion for the first quarter of fiscal 2022 and 2021, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion as of each of October 30, 2021 and July 31, 2021. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 30, 2021, the total maximum potential future payments related to these guarantees was approximately $201 million, of which approximately $9 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 30, 2021	July 31, 2021
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	$2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$9,500	$11,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 30, 2021.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of October 30, 2021 and July 31, 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of October 30, 2021, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	October 30, 2021	July 31, 2021	Increase (Decrease)
Product	$13,384	$13,270	$114
Service	16,751	17,623	(872)
Total	$30,135	$30,893	$(758)

Current	$15,941	$16,289	$(348)
Noncurrent	14,194	14,604	(410)
Total	$30,135	$30,893	$(758)
Total remaining performance obligations decreased 2% in the first quarter of fiscal 2022 compared to the end of fiscal 2021. Remaining performance obligations for product increased 1% compared to the end of fiscal 2021. Remaining performance obligations for service decreased 5%. We expect approximately 53% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 30, 2021	July 31, 2021	Increase (Decrease)
Product	$9,681	$9,416	$265
Service	12,391	12,748	(357)
Total	$22,072	$22,164	$(92)
Reported as:
Current	$12,017	$12,148	$(131)
Noncurrent	10,055	10,016	39
Total	$22,072	$22,164	$(92)
Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of October 30, 2021 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $6.9 billion. Approximately $0.7 billion is payable in less than one year; $2.1 billion is payable between 1 to 3 years; and $4.1 billion is payable between 3 to 5 years.
For our Contractual Obligations see our Annual Report on Form 10-K for the year ended July 31, 2021.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.2 billion as of each of October 30, 2021 and July 31, 2021.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of October 30, 2021 there were no material unconsolidated variable interest entities.
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
Liquidity and Capital Resource Requirements
While the COVID-19 pandemic has not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets. The pandemic and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs (including inventory and other supply related payments), capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future customer financings, and other liquidity requirements associated with our operations. We expect increased payments related to inventory and other supply related payments through at least the next 12 months. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk. We have seen an increase in these risks and related uncertainties with increased volatility in the financial markets in the current environment with the COVID-19 pandemic.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of October 30, 2021. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 30, 2021. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 30, 2021, our financing receivables had a carrying value of $8.6 billion, compared with $9.3 billion as of July 31, 2021. As of October 30, 2021, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 30, 2021, we had $9.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $9.5 billion, and the related fair value based on market prices was $11.5 billion. As of October 30, 2021, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.0 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments. The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $214 million and $137 million as of October 30, 2021 and July 31, 2021, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in privately held investments was $1.7 billion and $1.5 billion as of October 30, 2021 and July 31, 2021, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 30, 2021		July 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,926	$(17)	$2,441	$(14)
Sold	$1,852	$19	$1,698	$12
At October 30, 2021 and July 31, 2021, we had no option contracts outstanding.
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2022, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $19 million, or 0.4%, compared with the first quarter of fiscal 2021. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our pending legal proceedings, see Note 14, “Commitments and Contingencies—(f) Legal Proceedings” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
Risks Related to our Business and Industry
Our business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. Beginning in the second half of fiscal 2020, the COVID-19 pandemic impacted our financial results and business operations. We continue to manage through significant supply constraints seen industry wide due to component shortages, which we expect to continue into the second half of fiscal 2022. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain. These disruptions include the unprecedented actions taken to try to contain the pandemic such as travel bans and restrictions, business closures, and social distancing measures, such as quarantines and shelter-in-place orders.
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
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry wide due to component shortages, caused in part by the COVID-19 pandemic. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results. For additional information and a further discussion of current impacts and risks related to our significant supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We continue to manage through significant supply constraints seen industry wide due to component shortages, which we expect to continue into the second half of fiscal 2022. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry wide due to component shortages, caused in part by the COVID-19 pandemic. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information and a further discussion of current impacts and risks related to our significant supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins declined in the first quarter of fiscal 2022, and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Secure, Agile Networks and Hybrid Work products, in addition to longer sales cycles. Service provider product orders decreased in certain prior periods, and at various times in the past, including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority and growth areas. For example, as products related to network programmability, such as software defined networking (SDN) products, become more prevalent, we expect to face increased competition from companies that develop networking products based on commoditized hardware, referred to as “white box” hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. Our competitors (in each case relative to only some of our products or services) include: Amazon Web Services LLC; Arista Networks, Inc.; Broadcom Inc.; CommScope Holding Company, Inc.; Check Point Software Technologies Ltd.; CrowdStrike Holdings, Inc.; Dell Technologies Inc.; Dynatrace Inc.; F5 Networks, Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Lenovo Group Limited; LogMeIn, Inc.; Mandiant, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Nutanix, Inc.; Palo Alto Networks, Inc.; RingCentral, Inc.; Ubiquiti Inc.; VMware, Inc.; Zoom Video Communications, Inc.; and Zscaler, Inc.; among others.
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
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our customers, suppliers and logistics centers are located in regions that have been or may be affected by earthquake, tsunami and flooding or other weather-related activity which in the past has disrupted, and in the future could disrupt, the flow of components and delivery of products. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. We have not to date experienced a material event related to these matters; however, the occurrence of any such event in the future could have a material adverse impact on our business, operating results, and financial condition.
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
As of the end of the first quarter of fiscal 2022, we have senior unsecured notes outstanding in an aggregate principal amount of $9.5 billion that mature at specific dates from calendar year 2022 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of October 30, 2021. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
August 1, 2021 to August 28, 2021	2	$56.76	2	$7,860
August 29, 2021 to September 25, 2021	1	$57.81	1	$7,784
September 26, 2021 to October 30, 2021	2	$55.33	2	$7,684
Total	5	$56.49	5
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $7.7 billion with no termination date.
For the majority of restricted stock units granted, the number of shares issued on the date the restricted stock units vest is net of shares withheld to meet applicable tax withholding requirements. Although these withheld shares are not issued or considered common stock repurchases under our stock repurchase program, and therefore are not included in the preceding table, they are treated as common stock repurchases in our financial statements as they reduce the number of shares that would have been issued upon vesting.

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
During the quarter ended October 30, 2021, a subsidiary of Cisco filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling Cisco or our subsidiaries to import and distribute certain products in Russia. Neither Cisco nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither Cisco nor our subsidiaries sell to the FSB. Cisco expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB as required for importation and distribution of our products in Russia, if and as permitted by applicable law, including the OFAC General License.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1*	Letter of Engagement, dated June 1, 2021, between Whistler Strategies, LLC and Cisco Systems, Inc.					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 23, 2021	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)