Form 10-Q
period 2022-01-29
CISCO SYSTEMS, INC.
filed 2022-02-22
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 17, 2022: 4,154,168,000
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 29, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 29, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,731	$9,175
Investments	14,382	15,343
Accounts receivable, net of allowance of $70 at January 29, 2022 and $109 at July 31, 2021	6,003	5,766
Inventories	2,059	1,559
Financing receivables, net	3,997	4,380
Other current assets	3,627	2,889
Total current assets	36,799	39,112
Property and equipment, net	2,140	2,338
Financing receivables, net	4,024	4,884
Goodwill	38,679	38,168
Purchased intangible assets, net	3,079	3,619
Deferred tax assets	4,269	4,360
Other assets	5,272	5,016
TOTAL ASSETS	$94,262	$97,497
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$2,502	$2,508
Accounts payable	2,101	2,362
Income taxes payable	837	801
Accrued compensation	3,364	3,818
Deferred revenue	12,268	12,148
Other current liabilities	4,843	4,620
Total current liabilities	25,915	26,257
Long-term debt	8,969	9,018
Income taxes payable	7,628	8,538
Deferred revenue	10,045	10,016
Other long-term liabilities	2,209	2,393
Total liabilities	54,766	56,222
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,151 and 4,217 shares issued and outstanding at January 29, 2022 and July 31, 2021, respectively	42,291	42,346
Accumulated deficit	(2,006)	(654)
Accumulated other comprehensive loss	(789)	(417)
Total equity	39,496	41,275
TOTAL LIABILITIES AND EQUITY	$94,262	$97,497
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
REVENUE:
Product	$9,353	$8,572	$18,882	$17,159
Service	3,367	3,388	6,738	6,730
Total revenue	12,720	11,960	25,620	23,889
COST OF SALES:
Product	3,569	3,044	7,242	6,250
Service	1,102	1,132	2,276	2,274
Total cost of sales	4,671	4,176	9,518	8,524
GROSS MARGIN	8,049	7,784	16,102	15,365
OPERATING EXPENSES:
Research and development	1,670	1,527	3,384	3,139
Sales and marketing	2,266	2,277	4,527	4,494
General and administrative	544	484	1,095	1,028
Amortization of purchased intangible assets	79	39	163	75
Restructuring and other charges	3	234	8	836
Total operating expenses	4,562	4,561	9,177	9,572
OPERATING INCOME	3,487	3,223	6,925	5,793
Interest income	111	161	232	335
Interest expense	(88)	(113)	(177)	(225)
Other income (loss), net	93	(16)	280	33
Interest and other income (loss), net	116	32	335	143
INCOME BEFORE PROVISION FOR INCOME TAXES	3,603	3,255	7,260	5,936
Provision for income taxes	630	710	1,307	1,217
NET INCOME	$2,973	$2,545	$5,953	$4,719

Net income per share:
Basic	$0.71	$0.60	$1.42	$1.12
Diluted	$0.71	$0.60	$1.41	$1.11
Shares used in per-share calculation:
Basic	4,183	4,223	4,201	4,227
Diluted	4,205	4,234	4,222	4,239

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Net income	$2,973	$2,545	$5,953	$4,719
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $47 and $75 for the second quarter and first six months of fiscal 2022, respectively, and $0 and $17 for the corresponding periods of fiscal 2021, respectively	(138)	6	(221)	(18)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $5 for the second quarter and first six months of fiscal 2022, respectively, and $2 and $7 for the corresponding periods of fiscal 2021, respectively	(7)	(7)	(11)	(17)
	(145)	(1)	(232)	(35)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(3) and $(4) for the second quarter and first six months of fiscal 2022, respectively, and $1 for each of the corresponding periods of fiscal 2021	7	(2)	14	(4)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $1 for each of the second quarter and first six months of fiscal 2022, respectively, and $0 and $1 for the corresponding periods of fiscal 2021, respectively	(1)	(3)	(2)	(4)
	6	(5)	12	(8)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $9 for the second quarter and first six months of fiscal 2022, respectively, and $(2) and $(3) for the corresponding periods of fiscal 2021, respectively	(177)	235	(152)	344
Other comprehensive income (loss)	(316)	229	(372)	301
Comprehensive income	$2,657	$2,774	$5,581	$5,020
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 29, 2022	January 23, 2021
Cash flows from operating activities:
Net income	$5,953	$4,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,049	887
Share-based compensation expense	930	874
Provision (benefit) for receivables	8	(10)
Deferred income taxes	(138)	(91)
(Gains) losses on divestitures, investments and other, net	(323)	(86)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(308)	1,245
Inventories	(506)	(145)
Financing receivables	1,241	748
Other assets	(780)	(212)
Accounts payable	(250)	(358)
Income taxes, net	(876)	(836)
Accrued compensation	(437)	125
Deferred revenue	202	226
Other liabilities	123	(16)
Net cash provided by operating activities	5,888	7,070
Cash flows from investing activities:
Purchases of investments	(3,937)	(6,025)
Proceeds from sales of investments	1,402	1,374
Proceeds from maturities of investments	3,185	3,373
Acquisitions, net of cash and cash equivalents acquired and divestitures	(361)	(860)
Purchases of investments in privately held companies	(124)	(95)
Return of investments in privately held companies	104	58
Acquisition of property and equipment	(232)	(358)
Proceeds from sales of property and equipment	5	9
Other	(11)	(4)
Net cash provided by (used in) investing activities	31	(2,528)
Cash flows from financing activities:
Issuances of common stock	306	306
Repurchases of common stock—repurchase program	(5,105)	(1,569)
Shares repurchased for tax withholdings on vesting of restricted stock units	(411)	(317)
Short-term borrowings, original maturities of 90 days or less, net	959	—
Issuances of debt	1,049	—
Repayments of debt	(2,000)	—
Dividends paid	(3,102)	(3,041)
Other	(65)	70
Net cash used in financing activities	(8,369)	(4,551)
Net decrease in cash, cash equivalents, and restricted cash	(2,450)	(9)
Cash, cash equivalents, and restricted cash, beginning of period	9,942	11,812
Cash, cash equivalents, and restricted cash, end of period	$7,492	$11,803

Supplemental cash flow information:
Cash paid for interest	$184	$220
Cash paid for income taxes, net	$2,320	$2,142

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 29, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 30, 2021	4,217	$42,621	$553	$(473)	$42,701
Net income			2,973		2,973
Other comprehensive loss				(316)	(316)
Issuance of common stock	22	306			306
Repurchase of common stock	(82)	(836)	(3,988)		(4,824)
Shares repurchased for tax withholdings on vesting of restricted stock units	(6)	(278)			(278)
Cash dividends declared ($0.37 per common share)			(1,541)		(1,541)
Share-based compensation		477			477
Other		1	(3)		(2)
Balance at January 29, 2022	4,151	$42,291	$(2,006)	$(789)	$39,496

Six Months Ended January 29, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			5,953		5,953
Other comprehensive loss				(372)	(372)
Issuance of common stock	29	306			306
Repurchase of common stock	(87)	(882)	(4,198)		(5,080)
Shares repurchased for tax withholdings on vesting of restricted stock units	(8)	(411)			(411)
Cash dividends declared ($0.74 per common share)			(3,102)		(3,102)
Share-based compensation		930			930
Other		2	(5)		(3)
Balance at January 29, 2022	4,151	$42,291	$(2,006)	$(789)	$39,496

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 23, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 24, 2020	4,222	$41,360	$(2,756)	$(447)	$38,157
Net income			2,545		2,545
Other comprehensive income				229	229
Issuance of common stock	24	305			305
Repurchase of common stock	(19)	(183)	(618)		(801)
Shares repurchased for tax withholdings on vesting of restricted stock units	(6)	(228)			(228)
Cash dividends declared ($0.36 per common share)			(1,522)		(1,522)
Share-based compensation		436			436
Balance at January 23, 2021	4,221	$41,690	$(2,351)	$(218)	$39,121

Six Months Ended January 23, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			4,719		4,719
Other comprehensive income				301	301
Issuance of common stock	31	306			306
Repurchase of common stock	(39)	(375)	(1,226)		(1,601)
Shares repurchased for tax withholdings on vesting of restricted stock units	(8)	(317)			(317)
Cash dividends declared ($0.72 per common share)			(3,043)		(3,043)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		874			874
Balance at January 23, 2021	4,221	$41,690	$(2,351)	$(218)	$39,121

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
We have prepared the accompanying financial data as of January 29, 2022 and for the second quarter and first six months of fiscal 2022 and 2021, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2021 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
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
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of January 29, 2022, the results of operations, the statements of comprehensive income and the statements of equity for the second quarter and first six months of fiscal 2022 and 2021, and the statements of cash flows for the first six months of fiscal 2022 and 2021, as applicable, have been made. The results of operations for the second quarter and first six months of fiscal 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

2.Recent Accounting Pronouncements
(a)New Accounting Updates Recently Adopted
Acquired Revenue Contracts with Customers in Business Combination In October 2021, the Financial Accounting Standards Board (FASB) issued an accounting standard update that requires companies to apply Accounting Standards Codification 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We early adopted this accounting standard update beginning in the first quarter of fiscal 2022 and it did not have a material impact on our Consolidated Financial Statements. The ongoing impact of this standard will be fact dependent on the transactions within its scope.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of January 29, 2022 and July 31, 2021 was $46 million and $55 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Product revenue:
Secure, Agile Networks	$5,898	$5,489	$11,866	$10,923
Hybrid Work	1,067	1,167	2,176	2,360
End-to-End Security	883	822	1,778	1,684
Internet for the Future	1,322	931	2,697	1,872
Optimized Application Experiences	180	161	361	314
Other Products	2	3	5	6
Total Product	9,353	8,572	18,882	17,159
Services	3,367	3,388	6,738	6,730
Total	$12,720	$11,960	$25,620	$23,889
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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $6.0 billion as of January 29, 2022 compared to $5.8 billion as of July 31, 2021, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Allowance for credit loss at beginning of period	$114	$125	$109	$143
Provisions (benefits)	17	(15)	36	(1)
Recoveries (write-offs), net	(52)	(8)	(66)	(14)
Foreign exchange and other	(9)	—	(9)	(26)
Allowance for credit loss at end of period	$70	$102	$70	$102
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	January 29, 2022	July 31, 2021
1 to 4	$464	$521
5 to 6	825	770
7 and Higher	164	166
Total	$1,453	$1,457
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, was $1.4 billion as of both January 29, 2022 and July 31, 2021, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $22.3 billion as of January 29, 2022 compared to $22.2 billion as of July 31, 2021. We recognized approximately $3.3 billion and $7.4 billion of revenue during the second quarter and first six months of fiscal 2022, respectively, that was included in the deferred revenue balance at July 31, 2021.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $999 million and $967 million as of January 29, 2022 and July 31,

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2021, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $147 million and $317 million for the second quarter and first six months of fiscal 2022, respectively, and $129 million and $252 million for the corresponding periods of fiscal 2021, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
We completed two acquisitions during the first six months of fiscal 2022. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (two in total)	$351	$8	$16	$327
The total purchase consideration related to our acquisitions completed during the first six months of fiscal 2022 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $6 million. Total transaction costs related to acquisition and divestiture activities were $38 million and $10 million for the first six months of fiscal 2022 and 2021, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first six months of fiscal 2022 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2022 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of January 29, 2022 and during the first six months of fiscal 2022 (in millions):

	Balance at July 31, 2021	Acquisitions & Divestitures	Other	Balance at January 29, 2022
Americas	$23,673	$219	$224	$24,116
EMEA	9,094	82	(25)	9,151
APJC	5,401	26	(15)	5,412
Total	$38,168	$327	$184	$38,679
“Other” in the table above consists of purchase accounting adjustments as well as foreign currency translation.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first six months of fiscal 2022 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (two in total)	2.5	$12	2.0	$4	—	$—	$—	$16
The following tables present details of our purchased intangible assets (in millions):

January 29, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,240	$(1,369)	$1,871
Customer relationships	1,359	(633)	726
Other	70	(33)	37
Total purchased intangible assets with finite lives	4,669	(2,035)	2,634
In-process research and development, with indefinite lives	445	—	445
Total	$5,114	$(2,035)	$3,079

July 31, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,629	$(1,437)	$2,192
Customer relationships	1,387	(523)	864
Other	71	(13)	58
Total purchased intangible assets with finite lives	5,087	(1,973)	3,114
In-process research and development, with indefinite lives	505	—	505
Total	$5,592	$(1,973)	$3,619
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Amortization of purchased intangible assets:
Cost of sales	$201	$156	$403	$326
Operating expenses	79	39	163	75
Total	$280	$195	$566	$401

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of January 29, 2022 is as follows (in millions):

Fiscal Year	Amount
2022 (remaining six months)	$494
2023	$903
2024	$774
2025	$402
2026	$60
Thereafter	$1

6.Restructuring and Other Charges
We initiated a restructuring plan in fiscal 2021 (the “Fiscal 2021 Plan”), which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges were estimated to be approximately $900 million. In connection with the Fiscal 2021 Plan, we have incurred cumulative charges of $894 million and completed this plan in fiscal 2022.
We initiated a restructuring plan in fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. In connection with the Fiscal 2020 Plan, we incurred cumulative charges of $255 million. We completed the Fiscal 2020 Plan in fiscal 2021.
The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 31, 2021	$—	$10	$16	$8	$34
Charges	—	(5)	10	3	8
Cash payments	—	(1)	(16)	—	(17)
Non-cash items	—	—	—	(5)	(5)
Liability as of January 29, 2022	$—	$4	$10	$6	$20

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$58	$14	$—	$—	$72
Charges	—	2	804	30	836
Cash payments	(58)	(3)	(703)	(3)	(767)
Non-cash items	—	—	—	(21)	(21)
Liability as of January 23, 2021	$—	$13	$101	$6	$120

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, and Restricted Cash

	January 29, 2022	July 31, 2021
Cash and cash equivalents	$6,731	$9,175
Restricted cash included in other current assets	11	14
Restricted cash included in other assets	750	753
Total cash, cash equivalents, and restricted cash	$7,492	$9,942
Our restricted cash balances are funds primarily related to contractual obligations with suppliers.
Inventories

	January 29, 2022	July 31, 2021
Raw materials	$1,284	$801
Work in process	50	54
Finished goods:
Deferred cost of sales	80	97
Manufactured finished goods	522	422
Total finished goods	602	519
Service-related spares	116	174
Demonstration systems	7	11
Total	$2,059	$1,559

Property and Equipment, Net

	January 29, 2022	July 31, 2021
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,293	$4,304
Computer equipment and related software	852	858
Production, engineering, and other equipment	4,879	5,106
Operating lease assets	245	273
Furniture, fixtures and other	353	377
Total gross property and equipment	10,622	10,918
Less: accumulated depreciation and amortization	(8,482)	(8,580)
Total	$2,140	$2,338

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations

	January 29, 2022	July 31, 2021
Product	$13,532	$13,270
Service	16,986	17,623
Total	$30,518	$30,893

Current	$16,310	$16,289
Noncurrent	14,208	14,604
Total	$30,518	$30,893
Remaining Performance Obligations (RPO) are comprised of deferred revenue plus unbilled contract revenue. As of January 29, 2022, the aggregate amount of RPO was comprised of $22.3 billion of deferred revenue and $8.2 billion of unbilled contract revenue. We expect approximately 53% of this amount to be recognized as revenue over the next 12 months. As of July 31, 2021, the aggregate amount of RPO was comprised of $22.2 billion of deferred revenue and $8.7 billion of unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	January 29, 2022	July 31, 2021
Product	$9,767	$9,416
Service	12,546	12,748
Total	$22,313	$22,164
Reported as:
Current	$12,268	$12,148
Noncurrent	10,045	10,016
Total	$22,313	$22,164

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	January 29, 2022	July 31, 2021
Operating lease right-of-use assets	Other assets	$1,078	$1,095

Operating lease liabilities	Other current liabilities	$376	$337
Operating lease liabilities	Other long-term liabilities	763	831
Total operating lease liabilities		$1,139	$1,168
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Operating lease expense	$98	$103	$193	$201
Short-term lease expense	15	17	32	35
Variable lease expense	41	43	90	89
Total lease expense	$154	$163	$315	$325

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental information related to our operating leases is as follows (in millions):

	Six Months Ended
	January 29, 2022	January 23, 2021
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$202	$201
Right-of-use assets obtained in exchange for operating leases liabilities	$178	$218
The weighted-average lease term was 4.7 years and 5.2 years as of January 29, 2022 and July 31, 2021, respectively. The weighted-average discount rate was 1.7% as of each of January 29, 2022 and July 31, 2021.
The maturities of our operating leases (undiscounted) as of January 29, 2022 are as follows (in millions):

Fiscal Year	Amount
2022 (remaining six months)	$196
2023	323
2024	234
2025	154
2026	85
Thereafter	217
Total lease payments	1,209
Less interest	(70)
Total	$1,139
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for the second quarter and first six months of fiscal 2022 was $14 million and $29 million, respectively, and $19 million and $40 million for the corresponding periods of fiscal 2021, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of January 29, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining six months)	$327
2023	502
2024	321
2025	144
2026	61
Thereafter	9
Total	1,364
Less: Present value of lease payments	1,300
Unearned income	$64
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	January 29, 2022	July 31, 2021
Operating lease assets	$245	$273
Accumulated depreciation	(148)	(165)
Operating lease assets, net	$97	$108
Our operating lease income for the second quarter and first six months of fiscal 2022 was $29 million and $61 million, respectively, and $40 million and $83 million for the corresponding periods of fiscal 2021, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of January 29, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining six months)	$24
2023	30
2024	13
2025	2
Total	$69

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

January 29, 2022	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,364	$4,581	$2,149	$8,094
Residual value	88	—	—	88
Unearned income	(64)	—	—	(64)
Allowance for credit loss	(27)	(67)	(3)	(97)
Total, net	$1,361	$4,514	$2,146	$8,021
Reported as:
Current	$651	$2,218	$1,128	$3,997
Noncurrent	710	2,296	1,018	4,024
Total, net	$1,361	$4,514	$2,146	$8,021

July 31, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,710	$5,203	$2,453	$9,366
Residual value	103	—	—	103
Unearned income	(78)	—	—	(78)
Allowance for credit loss	(38)	(86)	(3)	(127)
Total, net	$1,697	$5,117	$2,450	$9,264
Reported as:
Current	$780	$2,372	$1,228	$4,380
Noncurrent	917	2,745	1,222	4,884
Total, net	$1,697	$5,117	$2,450	$9,264
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

January 29, 2022		Fiscal Year				Six Months Ended
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	January 29, 2022	Total
Lease Receivables:
1 to 4	$6	$51	$104	$171	$209	$125	$666
5 to 6	6	28	105	199	200	57	595
7 and Higher	1	2	6	15	4	11	39
Total Lease Receivables	$13	$81	$215	$385	$413	$193	$1,300
Loan Receivables:
1 to 4	$16	$85	$221	$665	$1,182	$660	$2,829
5 to 6	5	34	119	359	662	450	1,629
7 and Higher	2	2	36	36	26	21	123
Total Loan Receivables	$23	$121	$376	$1,060	$1,870	$1,131	$4,581
Financed Service Contracts:
1 to 4	$2	$16	$65	$169	$740	$380	$1,372
5 to 6	1	15	76	184	337	149	762
7 and Higher	—	—	3	6	3	3	15
Total Financed Service Contracts	$3	$31	$144	$359	$1,080	$532	$2,149
Total	$39	$233	$735	$1,804	$3,363	$1,856	$8,030

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 31, 2021		Fiscal Year
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	Total
Lease Receivables:
1 to 4	$2	$20	$100	$168	$282	$227	$799
5 to 6	1	17	65	187	285	231	786
7 and Higher	—	2	6	12	23	4	47
Total Lease Receivables	$3	$39	$171	$367	$590	$462	$1,632
Loan Receivables:
1 to 4	$4	$86	$134	$577	$990	$1,552	$3,343
5 to 6	—	19	75	202	505	925	1,726
7 and Higher	1	2	4	50	43	34	134
Total Loan Receivables	$5	$107	$213	$829	$1,538	$2,511	$5,203
Financed Service Contracts:
1 to 4	$—	$38	$26	$106	$252	$1,053	$1,475
5 to 6	—	6	26	105	302	520	959
7 and Higher	—	—	1	6	7	5	19
Total Financed Service Contracts	$—	$44	$53	$217	$561	$1,578	$2,453
Total	$8	$190	$437	$1,413	$2,689	$4,551	$9,288
The following tables present the aging analysis of gross receivables as of January 29, 2022 and July 31, 2021 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 29, 2022	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$26	$15	$26	$67	$1,233	$1,300	$9	$19	$19
Loan receivables	66	12	42	120	4,461	4,581	8	25	25
Financed service contracts	16	6	10	32	2,117	2,149	4	2	2
Total	$108	$33	$78	$219	$7,811	$8,030	$21	$46	$46

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 31, 2021	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$21	$17	$29	$67	$1,565	$1,632	$1	$33	$26
Loan receivables	71	17	35	123	5,080	5,203	4	33	33
Financed service contracts	18	13	18	49	2,404	2,453	3	3	3
Total	$110	$47	$82	$239	$9,049	$9,288	$8	$69	$62
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended January 29, 2022	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 30, 2021	$33	$74	$2	$109
Provisions (benefits)	(4)	(7)	1	(10)
Recoveries (write-offs), net	(2)	—	—	(2)
Allowance for credit loss as of January 29, 2022	$27	$67	$3	$97

Three Months Ended January 23, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of October 24, 2020	$46	$101	$7	$154
Provisions (benefits)	(4)	(6)	2	(8)
Other	1	1	—	2
Allowance for credit loss as of January 23, 2021	$43	$96	$9	$148

Six months ended January 29, 2022	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 31, 2021	$38	$86	$3	$127
Provisions (benefits)	(9)	(19)	—	(28)
Recoveries (write-offs), net	(2)	—	—	(2)
Allowance for credit loss as of January 29, 2022	$27	$67	$3	$97

Six months ended January 23, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(7)	(3)	1	(9)
Other	2	18	(1)	19
Allowance for credit loss as of January 23, 2021	$43	$96	$9	$148

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

January 29, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,702	$4	$(19)	$1,687
U.S. government agency securities	142	—	(2)	140
Corporate debt securities	9,008	82	(102)	8,988
U.S. agency mortgage-backed securities	2,569	10	(56)	2,523
Commercial paper	614	—	—	614
Certificates of deposit	209	—	—	209
Total	$14,244	$96	$(179)	$14,161

July 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,773	$21	$—	$1,794
U.S. government agency securities	152	—	—	152
Non-U.S. government and agency securities	3	—	—	3
Corporate debt securities	8,727	213	(30)	8,910
U.S. agency mortgage-backed securities	2,838	34	(10)	2,862
Commercial paper	1,190	—	—	1,190
Certificates of deposit	295	—	—	295
Total	$14,978	$268	$(40)	$15,206
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Gross realized gains	$13	$9	$19	$24
Gross realized losses	(3)	—	(3)	—
Total	$10	$9	$16	$24
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at January 29, 2022 and July 31, 2021 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 29, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,124	$(19)	$2	$—	$1,126	$(19)
U.S. government agency securities	125	(1)	15	(1)	140	(2)
Corporate debt securities	4,230	(69)	182	(8)	4,412	(77)
U.S. agency mortgage-backed securities	1,881	(52)	91	(4)	1,972	(56)
Total	$7,360	$(141)	$290	$(13)	$7,650	$(154)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$468	$—	$—	$—	$468	$—
U.S. government agency securities	26	—	—	—	26	—
Corporate debt securities	1,086	(5)	6	—	1,092	(5)
U.S. agency mortgage-backed securities	1,293	(10)	13	—	1,306	(10)
Commercial paper	37	—	—	—	37	—
Total	$2,910	$(15)	$19	$—	$2,929	$(15)
The following table summarizes the maturities of our available-for-sale debt investments as of January 29, 2022 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,512	$3,496
After 1 year through 5 years	7,999	7,969
After 5 years through 10 years	162	171
After 10 years	2	2
Mortgage-backed securities with no single maturity	2,569	2,523
Total	$14,244	$14,161
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We recognized a net unrealized loss of $18 million and $13 million during the second quarter and first six months of fiscal 2022, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net gain of $14 million and $16 million for the second quarter and first six months of fiscal 2022, respectively. We held equity interests in certain private equity funds of $1.1 billion and $0.9 billion as of January 29, 2022 and July 31, 2021, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of January 29, 2022, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.8 billion and $1.5 billion as of January 29, 2022 and July 31, 2021, respectively. Of the total carrying value of our investments in privately held companies as of January 29, 2022, $1.1 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of January 29, 2022, we have total funding commitments of $0.4 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	JANUARY 29, 2022			JULY 31, 2021
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$3,402	$—	$3,402	$5,694	$—	$5,694
Commercial paper	—	10	10	—	114	114
U.S. government securities	—	—	—	—	300	300
Available-for-sale debt investments:
U.S. government securities	—	1,687	1,687	—	1,794	1,794
U.S. government agency securities	—	140	140	—	152	152
Corporate debt securities	—	8,988	8,988	—	8,910	8,910
U.S. agency mortgage-backed securities	—	2,523	2,523	—	2,862	2,862
Non-U.S. government and agency securities	—	—	—	—	3	3
Commercial paper	—	614	614	—	1,190	1,190
Certificates of deposit	—	209	209	—	295	295
Equity investments:
Marketable equity securities	221	—	221	137	—	137
Other assets:
Money market funds	750	—	750	750	—	750
Derivative assets	—	77	77	—	126	126
Total	$4,373	$14,248	$18,621	$6,581	$15,746	$22,327
Liabilities:
Derivative liabilities	$—	$38	$38	$—	$20	$20
Total	$—	$38	$38	$—	$20	$20
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d) Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of January 29, 2022 and July 31, 2021 was $3.3 billion and $4.0 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of January 29, 2022, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of January 29, 2022, the fair value of our senior notes was $11.1 billion with a carrying amount of $9.5 billion. This compares to a fair value of $13.7 billion and a carrying amount of $11.5 billion as of July 31, 2021. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	January 29, 2022		July 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$502	1.14%	$2,508	1.75%
Commercial paper	2,000	0.15%	—	—
Total short-term debt	$2,502		$2,508
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		January 29, 2022		July 31, 2021
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	—	$2,000	1.90%
3.00%	June 15, 2022	500	1.14%	500	1.13%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.00%	1,000	1.00%
3.50%	June 15, 2025	500	1.31%	500	1.29%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		9,500		11,500
Unaccreted discount/issuance costs		(77)		(80)
Hedge accounting fair value adjustments		48		106
Total		$9,471		$11,526

Reported as:
Current portion of long-term debt		$502		$2,508
Long-term debt		8,969		9,018
Total		$9,471		$11,526
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 29, 2022, we were in compliance with all debt covenants.
As of January 29, 2022, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining six months)	$500
2023	500
2024	1,750
2025	500
2026	750
Thereafter	5,500
Total	$9,500

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of January 29, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 29, 2022	July 31, 2021	Balance Sheet Line Item	January 29, 2022	July 31, 2021
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$24	$14	Other current liabilities	$1	$3
Foreign currency derivatives	Other assets	2	1	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	3	9	Other current liabilities	—	—
Interest rate derivatives	Other assets	46	99	Other long-term liabilities	—	—
Total		75	123		1	3
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	3	Other current liabilities	30	16
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	2	1
Equity derivatives	Other current assets	—	—	Other current liabilities	5	—
Total		2	3		37	17
Total		$77	$126		$38	$20
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	January 29, 2022	July 31, 2021	January 29, 2022	July 31, 2021
Short-term debt	$(502)	$(508)	$(3)	$(9)
Long-term debt	$(1,543)	$(1,594)	$(45)	$(97)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Interest rate derivatives:
Hedged items	$32	$14	$58	$33
Derivatives designated as hedging instruments	(32)	(14)	(59)	(34)
Total	$—	$—	$(1)	$(1)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Foreign currency derivatives	Other income (loss), net	$(36)	$33	$(56)	$47
Total return swaps—deferred compensation	Operating expenses and other	(41)	76	(20)	99
Equity derivatives	Other income (loss), net	(3)	9	1	14
Total		$(80)	$118	$(75)	$160
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	January 29, 2022	July 31, 2021
Foreign currency derivatives	$4,254	$4,139
Interest rate derivatives	2,000	2,000
Total return swaps—deferred compensation	728	730
Total	$6,982	$6,869
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of January 29, 2022 and July 31, 2021, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $27 million and $17 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral received as of January 29, 2022 and July 31, 2021 was $56 million and $109 million, respectively. Including the effects of collateral, this results in a net derivative liability of $16 million and $3 million as of January 29, 2022 and July 31, 2021, respectively.
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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 29, 2022	July 31, 2021
Less than 1 year	$9,224	$6,903
1 to 3 years	1,879	1,806
3 to 5 years	1,159	1,545
Total	$12,262	$10,254
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 29, 2022 and July 31, 2021, the liability for these purchase commitments was $199 million and $151 million, respectively, and was included in other current liabilities. For further discussion around the Supply Constraints Impacts and Risks, see Result of Operations—Product Gross Margin and Liquidity and Capital Resources—Inventory Supply Chain.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Compensation expense related to acquisitions	$75	$59	$164	$116
As of January 29, 2022, we estimated that future cash compensation expense of up to $600 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.4 billion and $0.2 billion as of January 29, 2022 and July 31, 2021, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 29, 2022	January 23, 2021
Balance at beginning of period	$336	$331
Provisions for warranties issued	218	247
Adjustments for pre-existing warranties	2	4
Settlements	(222)	(249)
Balance at end of period	$334	$333
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.8 billion and $6.7 billion for the second quarter of fiscal 2022 and 2021, respectively, and was $13.4 billion and $12.8 billion for the first six months of fiscal 2022 and 2021, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.3 billion as of January 29, 2022 and July 31, 2021, respectively.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $4 million and $3 million for the second quarter of fiscal 2022 and 2021, respectively, and was $6 million and $8 million for the first six months of fiscal 2022 and 2021, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at January 29, 2022 and July 31, 2021, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 29, 2022	July 31, 2021
Maximum potential future payments relating to financing guarantees:
Channel partner	$162	$155
End user	4	5
Total	$166	$160
Deferred revenue associated with financing guarantees:
Channel partner	$(5)	$(16)
End user	(4)	(5)
Total	$(9)	$(21)
Total	$157	$139
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
We were asked by seven of our customers to indemnify them in connection with patent infringement claims asserted against them by Estech Systems, Inc. (“Estech”) in the Eastern District of Texas (“E.D. Tex.”) court and the Western District of Texas court between April 24, 2020 and August 25, 2020. Estech alleged that the customer defendants infringe three patents generally related to IP telephony by using collaboration technology from us and other providers. Estech was seeking monetary damages from the customer defendants. Estech and the customer defendants resolved Estech’s claims, and we resolved the customer defendants’ indemnity claims for an amount that did not have a material effect on our Consolidated Financial Statements.
In addition, we have entered into indemnification agreements with our officers and directors, and our Amended and Restated Bylaws contain similar indemnification obligations to our agents.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $151 million for the alleged evasion of import and other taxes, $764 million for interest, and $373 million for various penalties, all determined using an exchange rate as of January 29, 2022.
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
China We have completed our investigation into allegations of a self-enrichment scheme involving now-former employees in China, and shared the results of the investigation with the Securities and Exchange Commission (“SEC”) and the Department of Justice (“DOJ”). Based on the investigation results, both the SEC and the DOJ have informed the Company that they do not plan to take any action against the Company in connection with these allegations.
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted claims against us in the U.S. District Court for the District of Delaware (“D. Del.”), accusing our products and services related to network intrusion detection of infringing two patents. After a trial, SRI obtained a verdict against us, and we appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) which was ultimately unsuccessful. In resolution of this matter, we have paid SRI judgments, including attorneys’ fees and post-judgment royalties and interest, in the aggregate amount of approximately $60 million. The only remaining potential liability for this matter involves a small portion of post-judgment interest. The amounts that we paid to date and any potential additional interest we may have to pay involve amounts, individually or in the aggregate, that did not or will not, as applicable, have a material effect on our Consolidated Financial Statements.
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services (including our Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal U.S. patents. We thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”) to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. Centripetal appealed the PTAB’s findings of unpatentability to the Federal Circuit. The Federal Circuit affirmed the PTAB’s findings of unpatentability as to three of the patents on March 10, 2021, and affirmed the PTAB’s findings of unpatentability as to the remaining four patents on May 11, 2021. On August 9, 2021, Centripetal filed a writ of certiorari seeking review of the Federal Circuit’s affirmance of several of the PTAB’s unpatentability findings, which the U.S. Supreme Court denied on October 4, 2021.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
On December 10, 2021, the District Court of Dusseldorf issued its findings on two of the patents, rejecting Centripetal’s patent complaints. Centripetal has appealed. On December 21, 2021, the District Court of Dusseldorf stayed its decision on infringement of the third patent pending a decision by the Federal Patent Court in a related nullity proceeding. The proceedings on Centripetal’s amended complaint remain pending.
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
On July 28, 2017, Acacia filed suit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat alleging claims for defamation, unfair competition, business torts, and declaratory judgment of no trade secret misappropriation. On April 5, 2018, ViaSat counterclaimed with contract, trade secret, and unfair competition claims (collectively, with Viasat 1, Viasat 2 and Viasat 3, the “Viasat Cases”). On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation, which has been extended to June 30, 2022.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ultimate costs to resolve these matters will have a material effect on our Consolidated Financial Statements. For additional information regarding intellectual property litigation, see “Part II, Item 1A. Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

15.Stockholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.37 and $0.36 per common share, or $1.5 billion, on our outstanding common stock for each of the second quarters of fiscal 2022 and 2021. We declared and paid cash dividends of $0.74 and $0.72 per common share, or $3.1 billion and $3.0 billion, on our outstanding common stock for the first six months of fiscal 2022 and 2021, respectively.
On February 16, 2022, our Board of Directors declared a quarterly dividend of $0.38 per common share to be paid on April 27, 2022 to all stockholders of record as of the close of business on April 6, 2022. Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. On February 16, 2022, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $18 billion with no termination date. A summary of the stock repurchase activity for fiscal 2022 and 2021 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2022
January 29, 2022	82	$58.36	$4,824
October 30, 2021	5	$56.49	$256

Fiscal 2021
July 31, 2021	15	$53.30	$791
May 1, 2021	10	$48.71	$510
January 23, 2021	19	$42.82	$801
October 24, 2020	20	$40.44	$800
There were $25 million in stock repurchases that were pending settlement as of July 31, 2021.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock of one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights of such series, and any qualification, limitations or restrictions thereof, of the shares of such series. As of January 29, 2022, we had not issued any shares of preferred stock.

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
The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of January 29, 2022, the maximum number of shares issuable under the 2005 Plan over its term was 790 million shares. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of January 29, 2022, 216 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721 million shares of our common stock have been reserved for issuance as of January 29, 2022. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. Under the Employee Stock Purchase Plan, we issued 8 million shares during the second quarter and first six months of fiscal 2022 and 8 million shares during the second quarter and first six months of fiscal 2021. As of January 29, 2022, 117 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Cost of sales—product	$29	$25	$54	$49
Cost of sales—service	52	43	96	84
Share-based compensation expense in cost of sales	81	68	150	133
Research and development	205	171	386	338
Sales and marketing	142	128	282	262
General and administrative	49	59	111	120
Restructuring and other charges	—	10	1	21
Share-based compensation expense in operating expenses	396	368	780	741
Total share-based compensation expense	$477	$436	$930	$874
Income tax benefit for share-based compensation	$152	$95	$256	$176
As of January 29, 2022, the total compensation cost related to unvested share-based awards not yet recognized was $4.4 billion which is expected to be recognized over approximately 2.8 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 25, 2020	96	$42.03
Granted and assumed	51	41.89
Vested	(39)	39.63	$1,813
Canceled/forfeited/other	(14)	42.13
Unvested balance at July 31, 2021	94	42.93
Granted and assumed	33	53.99
Vested	(21)	41.11	$1,183
Canceled/forfeited/other	(7)	44.62
Unvested balance at January 29, 2022	99	$46.83

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first six months of fiscal 2022 and 2021 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 31, 2021	$182	$(1)	$(598)	$(417)
Other comprehensive income (loss) before reclassifications	(296)	18	(162)	(440)
(Gains) losses reclassified out of AOCI	(16)	(3)	1	(18)
Tax benefit (expense)	80	(3)	9	86
Balance at January 29, 2022	$(50)	$11	$(750)	$(789)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(35)	(5)	345	305
(Gains) losses reclassified out of AOCI	(24)	(5)	2	(27)
Tax benefit (expense)	24	2	(3)	23
Balance at January 23, 2021	$280	$(14)	$(484)	$(218)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Income before provision for income taxes	$3,603	$3,255	$7,260	$5,936
Provision for income taxes	$630	$710	$1,307	$1,217
Effective tax rate	17.5%	21.8%	18.0%	20.5%
As of January 29, 2022, we had $3.1 billion of unrecognized tax benefits, of which $2.3 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the second quarter and first six months of fiscal 2022 and 2021, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Revenue:
Americas	$7,146	$6,969	$14,706	$14,168
EMEA	3,564	3,207	6,867	6,171
APJC	2,010	1,784	4,046	3,551
Total	$12,720	$11,960	$25,620	$23,889
Gross margin:
Americas	$4,611	$4,705	$9,486	$9,552
EMEA	2,381	2,145	4,509	4,038
APJC	1,337	1,155	2,654	2,268
Segment total	8,328	8,005	16,649	15,858
Unallocated corporate items	(279)	(221)	(547)	(493)
Total	$8,049	$7,784	$16,102	$15,365
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.4 billion and $6.2 billion for the second quarter of fiscal 2022 and 2021, respectively, and $13.2 billion and $12.7 billion for the first six months of fiscal 2022 and 2021, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Revenue:
Secure, Agile Networks	$5,898	$5,489	$11,866	$10,923
Hybrid Work	1,067	1,167	2,176	2,360
End-to-End Security	883	822	1,778	1,684
Internet for the Future	1,322	931	2,697	1,872
Optimized Application Experiences	180	161	361	314
Other Products	2	3	5	6
Total Product	9,353	8,572	18,882	17,159
Services	3,367	3,388	6,738	6,730
Total	$12,720	$11,960	$25,620	$23,889
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Net income	$2,973	$2,545	$5,953	$4,719
Weighted-average shares—basic	4,183	4,223	4,201	4,227
Effect of dilutive potential common shares	22	11	21	12
Weighted-average shares—diluted	4,205	4,234	4,222	4,239
Net income per share—basic	$0.71	$0.60	$1.42	$1.12
Net income per share—diluted	$0.71	$0.60	$1.41	$1.11
Antidilutive employee share-based awards, excluded	11	49	41	56
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	% Variance		January 29, 2022	January 23, 2021	% Variance
Revenue	$12,720	$11,960	6%		$25,620	$23,889	7%
Gross margin percentage	63.3%	65.1%	(1.8)	pts	62.8%	64.3%	(1.5)	pts
Research and development	$1,670	$1,527	9%		$3,384	$3,139	8%
Sales and marketing	$2,266	$2,277	—%		$4,527	$4,494	1%
General and administrative	$544	$484	12%		$1,095	$1,028	7%
Total research and development, sales and marketing, general and administrative	$4,480	$4,288	4%		$9,006	$8,661	4%
Total as a percentage of revenue	35.2%	35.9%	(0.7)	pts	35.2%	36.3%	(1.1)	pts
Amortization of purchased intangible assets included in operating expenses	$79	$39	103%		$163	$75	117%
Restructuring and other charges included in operating expenses	$3	$234	(99)%		$8	$836	(99)%
Operating income as a percentage of revenue	27.4%	26.9%	0.5	pts	27.0%	24.2%	2.8	pts
Interest and other income (loss), net	$116	$32	263%		$335	$143	134%
Income tax percentage	17.5%	21.8%	(4.3)	pts	18.0%	20.5%	(2.5)	pts
Net income	$2,973	$2,545	17%		$5,953	$4,719	26%
Net income as a percentage of revenue	23.4%	21.3%	2.1	pts	23.2%	19.8%	3.4	pts
Earnings per share—diluted	$0.71	$0.60	18%		$1.41	$1.11	27%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
In the second quarter of fiscal 2022, we delivered solid revenue growth and strong profitability. As customers are defining their hybrid work strategy, we remain focused on executing and increasing our investments in our technologies to assist in that transition. Our business performed well in a highly dynamic, supply constrained and inflationary environment. Total revenue increased by 6% compared with the second quarter of fiscal 2021. Our product revenue reflected growth in Secure, Agile Networks; Internet for the Future; End-to-End Security; and Optimized Application Experiences; partially offset by a decline in Hybrid Work. While our revenue growth was solid, it was negatively impacted by supply constraints seen industry wide. We continue to manage these significant supply constraints due to component shortages and are taking multiple steps in order to mitigate the supply shortages and deliver products to our customers. We expect these supply constraints to continue through the second half of fiscal 2022. We continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue increased by 9% and service revenue decreased by 1%. In the second quarter of fiscal 2022, total software revenue was $3.8 billion across all product areas and service, an increase of 6%. Within total software revenue, subscription revenue increased 12%. Total gross margin decreased by 1.8 percentage points. Product gross margin decreased by 2.7 percentage points, largely driven by increased costs related to supply constraints. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.7 percentage points. Operating income as a percentage of revenue increased by 0.5 percentage points. Diluted earnings per share increased 18%, driven by a 17% increase in net income and a decrease in diluted share count of 29 million shares.
In terms of our geographic segments, revenue from the Americas increased $177 million, EMEA revenue increased by $357 million and APJC revenue increased by $226 million. The “BRICM” countries experienced product revenue growth of 7% in the aggregate, driven by an increase in product revenue across each of the BRICM countries except Brazil.
From a customer market standpoint, we experienced product revenue growth in the enterprise, commercial and service provider markets, partially offset by a product revenue decline in the public sector market. We continued to see improvement in business momentum in our customer markets.
From a product category perspective, the product revenue increase of 9% was driven by growth in revenue for Secure, Agile Networks of 7%; Internet for the Future of 42%; End-to-End Security of 7%; and Optimized Application Experiences of 12%; partially offset by a product revenue decline in Hybrid Work of 9%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Total revenue increased 7%, with product revenue increasing 10% and service revenue was flat. Total gross margin decreased 1.5 percentage points due to increased costs related to supply constraints, and to a lesser extent, pricing erosion and unfavorable impacts from product mix. As a percentage of revenue, research, and development, sales and marketing, and general and administrative expenses collectively decreased by 1.1 percentage points. Operating income as a percentage of revenue increased by 2.8 percentage points. Diluted earnings per share increased 27%, driven by a 26% increase in net income, primarily driven by higher revenue and lower restructuring and other charges.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 31, 2021.
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter of fiscal 2022 (in millions):

	January 29, 2022	July 31, 2021
Cash and cash equivalents and investments	$21,113	$24,518
Remaining performance obligations	$30,518	$30,893
Inventories	$2,059	$1,559

	Six Months Ended
	January 29, 2022	January 23, 2021
Cash provided by operating activities	$5,888	$7,070
Repurchases of common stock—stock repurchase program	$5,080	$1,601
Dividends paid	$3,102	$3,041

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
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the second quarter and first six months of fiscal 2022. These estimates are listed in our Annual Report on Form 10-K for the year ending July 31, 2021, and include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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

See Note 3 to the Consolidated Financial Statements for more details.
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
Our provision for inventory was $45 million and $65 million for the first six months of fiscal 2022 and 2021, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $80 million and $44 million for the first six months of fiscal 2022 and 2021, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. We continue to manage through significant supply constraints seen industry wide due to component shortages caused, in part, by the COVID-19 pandemic. For further discussion around the Supply Constraints Impacts and Risks, see Result of Operations—Product Gross Margin and Liquidity and Capital Resources—Inventory Supply Chain.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2022 and 2021.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 17.5% and 21.8% in the second quarter of fiscal 2022 and 2021, respectively, and 18.0% and 20.5% in the first six months of fiscal 2022 and 2021, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,353	$8,572	$781	9%	$18,882	$17,159	$1,723	10%
Percentage of revenue	73.5%	71.7%			73.7%	71.8%
Service	3,367	3,388	(21)	(1)%	6,738	6,730	8	—%
Percentage of revenue	26.5%	28.3%			26.3%	28.2%
Total	$12,720	$11,960	$760	6%	$25,620	$23,889	$1,731	7%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,146	$6,969	$177	3%	$14,706	$14,168	$538	4%
Percentage of revenue	56.2%	58.3%			57.4%	59.3%
EMEA	3,564	3,207	357	11%	6,867	6,171	696	11%
Percentage of revenue	28.0%	26.8%			26.8%	25.8%
APJC	2,010	1,784	226	13%	4,046	3,551	495	14%
Percentage of revenue	15.8%	14.9%			15.8%	14.9%
Total	$12,720	$11,960	$760	6%	$25,620	$23,889	$1,731	7%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Total revenue increased by 6%. Product revenue increased by 9% and service revenue decreased by 1%. Our total revenue reflected growth across each of our geographic segments. Product revenue for the emerging countries of BRICM, in the aggregate, experienced product revenue growth of 7%, with growth in each of these countries except Brazil.
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
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Total revenue increased by 7%. Product revenue increased by 10% and service revenue was flat. Our total revenue reflected growth across each of our geographic segments. The emerging countries of BRICM, in the aggregate, experienced product revenue growth of 14%, with growth in each of these countries except Russia.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,127	$4,888	$239	5%	$10,649	$10,017	$632	6%
Percentage of product revenue	54.8%	57.1%			56.4%	58.4%
EMEA	2,760	2,438	322	13%	5,273	4,648	625	13%
Percentage of product revenue	29.5%	28.4%			27.9%	27.1%
APJC	1,466	1,246	220	18%	2,961	2,494	467	19%
Percentage of product revenue	15.7%	14.5%			15.7%	14.5%
Total	$9,353	$8,572	$781	9%	$18,882	$17,159	$1,723	10%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Product revenue in the Americas segment increased by 5%, with growth in the service provider, enterprise and commercial markets, partially offset by a decline in the public sector market. From a country perspective, product revenue increased in the United States, Canada and Mexico by 6%, 1%, and 9%, respectively, partially offset by a decline in product revenue of 10% in Brazil.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Product revenue in the Americas segment increased by 6%, driven by growth in the service provider, enterprise, and commercial markets, partially offset by a decline in the public sector market. From a country perspective, product revenue increased in the United States, Canada, Mexico and Brazil by 7%, 10%, 10% and 7%, respectively.
EMEA
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Product revenue in the EMEA segment increased by 13%, with growth in all customer markets. Product revenue from emerging countries within EMEA increased by 37% and product revenue for the remainder of the EMEA segment, which primarily consists of countries in Western Europe, increased by 8%. From a country perspective, product revenue increased by 3% in Germany and 33% in the United Kingdom, partially offset by a decline of 12% in France.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Product revenue in the EMEA segment increased by 13%, with growth in all customer markets. Product revenue from emerging countries within EMEA increased by 28% and product revenue for the remainder of the EMEA segment increased by 10%. From a country perspective, product revenue increased by 3% in Germany and 23% in the United Kingdom, partially offset by a decline of 3% in France.
APJC
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Product revenue in the APJC segment increased by 18%, driven by growth in the enterprise, commercial and public sector markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased in Australia, India and China by 30%, 13% and 12%, respectively, partially offset by a decline of 1% in Japan.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Product revenue in the APJC segment increased by 19%, with growth across each of the customer markets. From a country perspective, product revenue increased in Australia, India and China by 32%, 27% and 16%, respectively, partially offset by a decline of 6% in Japan.

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
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$5,898	$5,489	$409	7%	$11,866	$10,923	$943	9%
Hybrid Work	1,067	1,167	(100)	(9)%	2,176	2,360	(184)	(8)%
End-to-End Security	883	822	61	7%	1,778	1,684	94	6%
Internet for the Future	1,322	931	391	42%	2,697	1,872	825	44%
Optimized Application Experiences	180	161	19	12%	361	314	47	15%
Other Products	2	3	(1)	(28)%	5	6	(1)	(10)%
Total	$9,353	$8,572	$781	9%	$18,882	$17,159	$1,723	10%
Amounts may not sum and percentages may not recalculate due to rounding.
Secure, Agile Networks
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 7%, or $409 million, with growth across the portfolio except enterprise routing. Revenue grew in both campus switching and data center switching. This was primarily driven by strong growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. We experienced a decrease in sales of our enterprise routing products primarily driven by declines in our Access offerings partially offset by growth in our SD-WAN offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings. Revenue from compute grew primarily driven by our servers.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Revenue from the Secure, Agile Networks product category increased 9%, or $943 million, with growth across the portfolio except enterprise routing. Revenue grew in both campus switching and data center switching, primarily driven by growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. The decrease in enterprise routing was primarily driven by declines in our Access offerings, partially offset by growth in our Edge and SD-WAN offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings. Revenue from compute grew primarily driven by our servers.
Hybrid Work
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
The Hybrid Work product category includes our collaboration and contact center offerings. Revenue in our Hybrid Work product category decreased by 9%, or $100 million, driven by declines in our Collaboration Devices and Meetings offerings, partially offset by growth in our Communication Platform as a Service (CPaaS) offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Revenue in our Hybrid Work product category decreased by 8%, or $184 million, with declines in our Collaboration Devices, Meetings, Calling and Contact Center offerings, partially offset by growth in our CPaaS offerings.
End-to-End Security
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Revenue in our End-to-End Security product category increased 7%, or $61 million primarily driven by double-digit growth in our zero-trust portfolio driven by continued momentum with our Duo offerings. We also experienced growth in our cloud-based solutions, perpetual and security hardware offerings and Unified Threat Management offerings, partially offset by declines in our Network Security offerings.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Revenue in our End-to-End Security product category increased by 6%, or $94 million, driven by growth in our zero-trust portfolio, Unified Threat Management offerings and cloud-based solutions, partially offset by declines in our Network Security offerings.
Internet for the Future
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
The Internet for the Future product category includes our routed optical networking, public 5G, silicon and optics offerings. Revenue in our Internet for the Future product category increased by 42%, or $391 million, driven by the growth in the webscale provider market. This was primarily driven by strong growth in our Cisco 8000 portfolio and ASR 9000 series offerings. We also saw a benefit from our acquisition of Acacia in the third quarter of fiscal 2021.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Revenue in our Internet for the Future product category increased 44%, or $825 million, driven by growth in the webscale provider market. This was primarily driven by growth in our Cisco 8000 portfolio, NCS 5500 and ASR 9000 series offerings. We also saw a benefit from our acquisition of Acacia in the third quarter of fiscal 2021.
Optimized Application Experiences
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
The Optimized Application Experiences product category includes our full stack observability and cloud-native platforms offerings. Revenue in our Optimized Application Experiences product category increased 12%, or $19 million, driven by growth in our ThousandEyes and Intersight offerings.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Revenue in our Optimized Application Experiences product category increased by 15%, or $47 million, driven by growth in our ThousandEyes and Intersight offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,019	$2,081	$(62)	(3)%	$4,057	$4,151	$(94)	(2)%
Percentage of service revenue	60.0%	61.4%			60.2%	61.7%
EMEA	804	769	35	5%	1,594	1,523	71	5%
Percentage of service revenue	23.9%	22.7%			23.7%	22.6%
APJC	544	538	6	1%	1,086	1,057	29	3%
Percentage of service revenue	16.1%	15.9%			16.1%	15.7%
Total	$3,367	$3,388	$(21)	(1)%	$6,738	$6,730	$8	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue decreased 1% in the second quarter of fiscal 2022 compared with the second quarter of fiscal 2021. This was driven by a decrease in advisory services and software support offerings, partially offset by an increase in solution support offerings. Service revenue was flat in the first six months of fiscal 2022 compared to the first six months of fiscal 2021 driven by revenue growth in our maintenance business and solution support offerings offset by declines in our advisory services and software support offerings. Service revenue increased in the EMEA and APJC segments, partially offset by lower revenue in the Americas segment for the second quarter and first six months of fiscal 2022.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Gross margin:
Product	$5,784	$5,528	61.8%	64.5%	$11,640	$10,909	61.6%	63.6%
Service	2,265	2,256	67.3%	66.6%	4,462	4,456	66.2%	66.2%
Total	$8,049	$7,784	63.3%	65.1%	$16,102	$15,365	62.8%	64.3%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2022, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2021	64.5%	63.6%
Productivity (1)	(1.7)%	(1.3)%
Product pricing	(0.2)%	(0.5)%
Mix of products sold	(0.4)%	(0.2)%
Legal and indemnification charge	—%	0.3%
Others	(0.4)%	(0.3)%
Fiscal 2022	61.8%	61.6%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Product gross margin decreased by 2.7 percentage points primarily driven by lower productivity, largely driven by increased costs related to supply constraints from freight, expedites, and component costs. We also saw slight pricing erosion and unfavorable product mix. The unfavorable mix was driven by changes in the proportion of products sold from Internet for the Future, partially offset by favorable product mix in Secure, Agile Networks, as compared to the corresponding period of fiscal 2021.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Product gross margin decreased by 2.0 percentage points primarily driven by lower productivity, largely driven by increased costs related to supply chain constraints from freight, expedites, and component costs, pricing erosion and unfavorable impacts from product mix.
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
Service Gross Margin
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Our service gross margin percentage increased by 0.7 percentage points primarily due to lower delivery costs and favorable mix of service offerings, partially offset by lower sales volume.
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
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Service gross margin was flat primarily due to favorable mix and lower delivery costs offset by higher headcount-related costs.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Gross margin:
Americas	$4,611	$4,705	64.5%	67.5%	$9,486	$9,552	64.5%	67.4%
EMEA	2,381	2,145	66.8%	66.9%	4,509	4,038	65.7%	65.4%
APJC	1,337	1,155	66.5%	64.8%	2,654	2,268	65.6%	63.9%
Segment total	8,328	8,005	65.5%	66.9%	16,649	15,858	65.0%	66.4%
Unallocated corporate items (1)	(279)	(221)			(547)	(493)
Total	$8,049	$7,784	63.3%	65.1%	$16,102	$15,365	62.8%	64.3%
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
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from productivity, unfavorable impacts from product mix and pricing erosion.
Gross margin in our EMEA segment decreased slightly primarily due to lower productivity partially offset by higher service gross margin in this geographic segment.
The APJC segment gross margin percentage increase was due to favorable impacts from product mix and to a lesser degree, favorable pricing. Higher service gross margin also contributed to the increase in the gross margin in this geographic segment.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
The Americas segment had a gross margin percentage decrease driven by negative impacts from productivity, pricing erosion and unfavorable product mix.
The gross margin percentage increase in our EMEA segment was primarily due to favorable product mix, partially offset by pricing erosion.
The APJC segment gross margin percentage increase was driven by favorable product mix, productivity improvements and favorable pricing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent	January 29, 2022	January 23, 2021	Variance in Dollars	Variance in Percent
Research and development	$1,670	$1,527	$143	9%	$3,384	$3,139	$245	8%
Percentage of revenue	13.1%	12.8%			13.2%	13.1%
Sales and marketing	2,266	2,277	(11)	—%	4,527	4,494	33	1%
Percentage of revenue	17.8%	19.0%			17.7%	18.8%
General and administrative	544	484	60	12%	1,095	1,028	67	7%
Percentage of revenue	4.3%	4.0%			4.3%	4.3%
Total	$4,480	$4,288	$192	4%	$9,006	$8,661	$345	4%
Percentage of revenue	35.2%	35.9%			35.2%	36.3%
R&D Expenses
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
R&D expenses increased due to higher headcount-related expenses, higher contracted services spending and higher share-based compensation expense, partially offset by lower discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
R&D expenses increased primarily due to higher headcount-related expenses, higher contracted services spending, higher share-based compensation expense and higher acquisition-related costs, partially offset by lower discretionary spending.
Sales and Marketing Expenses
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Sales and marketing expenses decreased slightly due to lower headcount-related expenses and lower contracted services spending, partially offset by higher discretionary spending.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Sales and marketing expenses increased primarily due to higher discretionary spending.
G&A Expenses
For each of the second quarter and first six months of fiscal 2022, G&A expenses increased primarily due to higher acquisition and divestiture related costs.
Effect of Foreign Currency
In the second quarter of fiscal 2022, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $17 million, or 0.4%, compared with the second quarter of fiscal 2021.
In the first six months of fiscal 2022, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $1 million, compared with the first six months of fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Amortization of purchased intangible assets:
Cost of sales	$201	$156	$403	$326
Operating expenses	79	39	163	75
Total	$280	$195	$566	$401
For each of the second quarter and first six months of fiscal 2022, the increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
We initiated a restructuring plan in fiscal 2021, which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges were estimated to be approximately $900 million. In connection with this restructuring plan, we have incurred cumulative charges of $894 million and completed this plan in fiscal 2022.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 29, 2022	January 23, 2021	January 29, 2022	January 23, 2021
Operating income	$3,487	$3,223	$6,925	$5,793
Operating income as a percentage of revenue	27.4%	26.9%	27.0%	24.2%
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
Operating income increased by 8%, and operating income as a percentage of revenue increased by 0.5 percentage points. These changes resulted primarily from a revenue increase and lower restructuring and other charges partially offset by a gross margin percentage decrease (driven primarily by lower productivity).
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
Operating income increased by 20%, and operating income as a percentage of revenue increased by 2.8 percentage points. These changes resulted primarily from a revenue increase and lower restructuring and other charges partially offset by a gross margin percentage decrease (driven by lower productivity, pricing erosion and unfavorable impacts from product mix).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	January 29, 2022	January 23, 2021	Variance in Dollars
Interest income	$111	$161	$(50)	$232	$335	$(103)
Interest expense	(88)	(113)	25	(177)	(225)	48
Interest income (expense), net	$23	$48	$(25)	$55	$110	$(55)
For each of the second quarter and first six months of fiscal 2022, the decrease in interest income was driven by lower interest rates and lower average balances of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 29, 2022	January 23, 2021	Variance in Dollars	January 29, 2022	January 23, 2021	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$10	$9	$1	$16	$24	$(8)
Marketable equity investments	(18)	—	(18)	(13)	(1)	(12)
Privately held investments	121	(17)	138	326	25	301
Net gains (losses) on investments	113	(8)	121	329	48	281
Other gains (losses), net	(20)	(8)	(12)	(49)	(15)	(34)
Other income (loss), net	$93	$(16)	$109	$280	$33	$247
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
The change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on privately held investments was primarily due to higher net realized gains, higher net unrealized gains and lower impairment charges. The change in other gains (losses), net was primarily driven by impacts from our equity derivatives.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
The change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on privately held investments was primarily due to higher net unrealized gains and higher net realized gains. The change in other gains (losses), net was primarily driven by higher donation expense and impacts from our equity derivatives.
Provision for Income Taxes
Three Months Ended January 29, 2022 Compared with Three Months Ended January 23, 2021
The provision for income taxes resulted in an effective tax rate of 17.5% for the second quarter of fiscal 2022 compared with 21.8% for the second quarter of fiscal 2021. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from share-based compensation windfall and a decrease in audit settlement expense in the second quarter of fiscal 2022 as compared to the second quarter of fiscal 2021.
Our effective tax rate will increase or decrease based upon the tax effect of the difference between the share-based compensation expenses and the benefits taken on our tax returns. We recognize excess tax benefits on a discrete basis and therefore anticipate the effective tax rate to vary from quarter to quarter depending on our share price in each period.
Six Months Ended January 29, 2022 Compared with Six Months Ended January 23, 2021
The provision for income taxes resulted in an effective tax rate of 18.0% for the first six months of fiscal 2022 compared with 20.5% for the first six months of fiscal 2021. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from share-based compensation windfall and a decrease in audit settlement expense in fiscal 2022 as compared to fiscal 2021.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 29, 2022	July 31, 2021	Increase (Decrease)
Cash and cash equivalents	$6,731	$9,175	$(2,444)
Available-for-sale debt investments	14,161	15,206	(1,045)
Marketable equity securities	221	137	84
Total	$21,113	$24,518	$(3,405)
The net decrease in cash and cash equivalents and investments in the first six months of fiscal 2022 was driven by cash returned to stockholders in the form of repurchases of common stock of $5.1 billion, cash dividends of $3.1 billion, a net decrease in debt of $2.0 billion, net cash paid for acquisitions and divestitures of $0.4 billion and capital expenditures of $0.2 billion. These uses of cash were partially offset by cash provided by operating activities of $5.9 billion and issuance of commercial paper of $2.0 billion.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 29, 2022	January 23, 2021
Net cash provided by operating activities	$5,888	$7,070
Acquisition of property and equipment	(232)	(358)
Free cash flow	$5,656	$6,712
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2022
January 29, 2022	$0.37	$1,541	82	$58.36	$4,824	$6,365
October 30, 2021	$0.37	$1,561	5	$56.49	$256	$1,817

Fiscal 2021
July 31, 2021	$0.37	$1,562	15	$53.30	$791	$2,353
May 1, 2021	$0.37	$1,560	10	$48.71	$510	$2,070
January 23, 2021	$0.36	$1,521	19	$42.82	$801	$2,322
October 24, 2020	$0.36	$1,520	20	$40.44	$800	$2,320
On February 16, 2022, our Board of Directors declared a quarterly dividend of $0.38 per common share to be paid on April 27, 2022 to all stockholders of record as of the close of business on April 6, 2022. Any future dividends are subject to the approval of our Board of Directors.
On February 16, 2022, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $18 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	January 29, 2022	July 31, 2021	Increase (Decrease)
Accounts receivable, net	$6,003	$5,766	$237
Our accounts receivable net, as of January 29, 2022 increased by approximately 4%, as compared with the end of fiscal 2021, primarily due to timing and amount of product and service billings in the second quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	January 29, 2022	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Inventories	$2,059	$1,559	$1,282	$500	$777
Inventory purchase commitments	$12,262	$10,254	$4,406	$2,008	$7,856
Inventory deposits and prepayments	$775	$162	$117	$613	$658
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 29, 2022	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Less than 1 year	$9,224	$6,903	$3,994	$2,321	$5,230
1 to 3 years	1,879	1,806	412	73	1,467
3 to 5 years	1,159	1,545	—	(386)	1,159
Total	$12,262	$10,254	$4,406	$2,008	$7,856
Inventories and inventory purchase commitments increased as compared to the prior fiscal periods as we increased our balances in order to address significant supply constraints seen industry wide. Inventory as of January 29, 2022 increased by 32% and 61% from our inventory balances at the end of fiscal 2021 and fiscal 2020, respectively. Inventory purchase commitments with contract manufacturers and suppliers increased by 20% and 178% from our balances at the end of fiscal 2021 and fiscal 2020, respectively. These increases compared with the end of fiscal 2021 and fiscal 2020 were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as a result of the supply constraints. The increase in inventory deposits and prepayments from the end of fiscal 2021 and fiscal 2020 were primarily due to advance payments with suppliers to secure future supply. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements. Our inventory deposits and prepayments are to secure future supply with our contract manufacturers and suppliers. As discussed, our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 29, 2022	July 31, 2021	Increase (Decrease)
Lease receivables, net	$1,361	$1,697	$(336)
Loan receivables, net	4,514	5,117	(603)
Financed service contracts, net	2,146	2,450	(304)
Total, net	$8,021	$9,264	$(1,243)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 13%, as compared with the end of fiscal 2021.
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
The volume of channel partner financing was $13.4 billion and $12.8 billion for the first six months of fiscal 2022 and 2021, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.3 billion as of January 29, 2022 and July 31, 2021, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 29, 2022, the total maximum potential future payments related to these guarantees was approximately $166 million, of which approximately $9 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 29, 2022	July 31, 2021
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	$2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$9,500	$11,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 29, 2022.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $2.0 billion in commercial paper notes outstanding as of January 29, 2022 and no commercial paper notes outstanding as of July 31, 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. The credit agreement is structured as an amendment and restatement of our 364-day credit agreement, which would have terminated on May 14, 2021. As of January 29, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	January 29, 2022	July 31, 2021	Increase (Decrease)
Product	$13,532	$13,270	$262
Service	16,986	17,623	(637)
Total	$30,518	$30,893	$(375)

Current	$16,310	$16,289	$21
Noncurrent	14,208	14,604	(396)
Total	$30,518	$30,893	$(375)
Total remaining performance obligations as of January 29, 2022 decreased 1% compared to the end of fiscal 2021. Remaining performance obligations for product increased 2% compared to the end of fiscal 2021. Remaining performance obligations for service decreased 4%. We expect approximately 53% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 29, 2022	July 31, 2021	Increase (Decrease)
Product	$9,767	$9,416	$351
Service	12,546	12,748	(202)
Total	$22,313	$22,164	$149
Reported as:
Current	$12,268	$12,148	$120
Noncurrent	10,045	10,016	29
Total	$22,313	$22,164	$149
Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of January 29, 2022 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $6.2 billion. Approximately $0.7 billion is payable in less than one year; $3.2 billion is payable between 1 to 3 years; and $2.3 billion is payable between 3 to 5 years.
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
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.4 billion and $0.2 billion as of January 29, 2022 and July 31, 2021, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of January 29, 2022 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates as has also happened recently, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of January 29, 2022. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of January 29, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of January 29, 2022, our financing receivables had a carrying value of $8.0 billion, compared with $9.3 billion as of July 31, 2021. As of January 29, 2022, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 29, 2022, we had $9.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $9.5 billion, and the related fair value based on market prices was $11.1 billion. As of January 29, 2022, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.0 billion of hedged debt, by a decrease or increase of approximately $0.4 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $221 million and $137 million as of January 29, 2022 and July 31, 2021, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in privately held investments was $1.8 billion and $1.5 billion as of January 29, 2022 and July 31, 2021, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 29, 2022		July 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,615	$(30)	$2,441	$(14)
Sold	$1,639	$25	$1,698	$12
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2022, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $1 million, compared with the first six months of fiscal 2021. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. Beginning in the second half of fiscal 2020, the COVID-19 pandemic impacted our financial results and business operations. We continue to manage through significant supply constraints seen industry wide due to component shortages which have resulted in extended lead times and higher supply chain costs, which we expect to continue through the second half of fiscal 2022. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain. These disruptions include the unprecedented actions taken to try to contain the pandemic such as travel bans and restrictions, business closures, and social distancing measures, such as quarantines and shelter-in-place orders.
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
Challenging economic conditions, including inflation, pandemic, or other changes, worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service providers, and other customer markets as well; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We continue to manage through significant supply constraints seen industry wide due to component shortages (including significant constraints with semiconductors which prevents us from completing manufacturing of certain of our products), which we expect to continue through the second half of fiscal 2022. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Our level of product gross margins declined in the first and second quarters of fiscal 2022, and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
•Increases in material, labor or other manufacturing-related costs (i.e. component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those currently impacting the market for components, including semiconductors and memory
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
•The timing of revenue recognition and revenue deferrals
•Increased cost (including those caused by tariffs or economic conditions, including inflation), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates
•Lower than expected benefits from value engineering
•Increased price competition, including competitors from Asia, especially from China
•Changes in distribution channels
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. We initiated a restructuring plan in the first quarter of fiscal 2021, which included a voluntary early retirement program, and which has been completed in fiscal 2022. Our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.

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
As of the end of the second quarter of fiscal 2022, we have senior unsecured notes outstanding in an aggregate principal amount of $9.5 billion that mature at specific dates from calendar year 2022 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had $2.0 billion in commercial paper notes outstanding under this program as of January 29, 2022. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
Risks Related to Cybersecurity and Regulations
Cyber-attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber-attacks or data breaches on our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
We experience cyber-attacks and other attempts to gain unauthorized access to our systems on a regular basis, and we anticipate continuing to be subject to such attempts. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored (including servers, data centers and cloud-based solutions operated by third parties on which we rely), are vulnerable to cyber-attacks, data breaches, malware, and disruptions from unauthorized access, tampering or other theft or misuse, including by employees, malicious actors or inadvertent error. Such events have and could in the future compromise or disrupt access to or the operation of our products, services, and networks or those of our customers or third-party providers we rely on, or result in the information stored on our systems or those of our customers being improperly accessed, processed, disclosed, lost or stolen. For example, in December 2021, multiple vulnerabilities were reported for the widely used Java logging library, Apache Log4j. We reviewed the use of this library within our products and services, in our enterprise IT environment, and its use by our third-party providers, and have taken steps to mitigate these vulnerabilities, including by providing security updates for affected products to our customers. We have not to date experienced a material event related to a cybersecurity matter; however, the occurrence of any such event in the future could subject us to liability to our customers, suppliers, business partners and others, give rise to legal and/or regulatory action, could damage our reputation or otherwise materially harm our business, and could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts may be costly to implement and may not be successful. Breaches of security in our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not timely deploying security updates or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or critical security defects which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Customers may also need to test security updates before they can be deployed which can delay implementation. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. When customers do not timely deploy security updates, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the security update, they may be left vulnerable. Vulnerabilities and critical security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not timely deploying security updates or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 31, 2021 to November 27, 2021	18	$55.01	18	$6,680
November 28, 2021 to December 25, 2021	44	$58.12	44	$4,110
December 26, 2021 to January 29, 2022	20	$61.90	20	$2,860
Total	82	$58.36	82
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 16, 2022, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $18 billion with no termination date.
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
During the quarter ended January 29, 2022, a subsidiary of Cisco filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling Cisco or our subsidiaries to import and distribute certain products in Russia. Neither Cisco nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither Cisco nor our subsidiaries sell to the FSB. Cisco expects that we or our subsidiaries will continue to file notifications with and apply for import licenses and permits from the FSB as required for importation and distribution of our products in Russia, if and as permitted by applicable law, including the OFAC General License.

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

Cisco Systems, Inc.

Date:	February 22, 2022	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)