Form 10-Q
period 2022-04-30
CISCO SYSTEMS, INC.
filed 2022-05-25
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 19, 2022: 4,140,964,037
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$6,952	$9,175
Investments	13,156	15,343
Accounts receivable, net of allowance of $78 at April 30, 2022 and $109 at July 31, 2021	5,783	5,766
Inventories	2,231	1,559
Financing receivables, net	3,804	4,380
Other current assets	4,055	2,889
Total current assets	35,981	39,112
Property and equipment, net	2,046	2,338
Financing receivables, net	3,959	4,884
Goodwill	38,452	38,168
Purchased intangible assets, net	2,811	3,619
Deferred tax assets	4,276	4,360
Other assets	5,272	5,016
TOTAL ASSETS	$92,797	$97,497
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,000	$2,508
Accounts payable	2,289	2,362
Income taxes payable	852	801
Accrued compensation	3,032	3,818
Deferred revenue	12,249	12,148
Other current liabilities	4,728	4,620
Total current liabilities	24,150	26,257
Long-term debt	8,418	9,018
Income taxes payable	7,689	8,538
Deferred revenue	10,044	10,016
Other long-term liabilities	2,096	2,393
Total liabilities	52,397	56,222
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,149 and 4,217 shares issued and outstanding at April 30, 2022 and July 31, 2021, respectively	42,587	42,346
Accumulated deficit	(724)	(654)
Accumulated other comprehensive loss	(1,463)	(417)
Total equity	40,400	41,275
TOTAL LIABILITIES AND EQUITY	$92,797	$97,497
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
REVENUE:
Product	$9,448	$9,139	$28,330	$26,298
Service	3,387	3,664	10,125	10,394
Total revenue	12,835	12,803	38,455	36,692
COST OF SALES:
Product	3,606	3,422	10,848	9,672
Service	1,108	1,196	3,384	3,470
Total cost of sales	4,714	4,618	14,232	13,142
GROSS MARGIN	8,121	8,185	24,223	23,550
OPERATING EXPENSES:
Research and development	1,708	1,697	5,092	4,836
Sales and marketing	2,209	2,317	6,736	6,811
General and administrative	517	603	1,612	1,631
Amortization of purchased intangible assets	77	61	240	136
Restructuring and other charges	—	42	8	878
Total operating expenses	4,511	4,720	13,688	14,292
OPERATING INCOME	3,610	3,465	10,535	9,258
Interest income	115	153	347	488
Interest expense	(90)	(111)	(267)	(336)
Other income (loss), net	166	84	446	117
Interest and other income (loss), net	191	126	526	269
INCOME BEFORE PROVISION FOR INCOME TAXES	3,801	3,591	11,061	9,527
Provision for income taxes	757	728	2,064	1,945
NET INCOME	$3,044	$2,863	$8,997	$7,582

Net income per share:
Basic	$0.73	$0.68	$2.15	$1.79
Diluted	$0.73	$0.68	$2.14	$1.79
Shares used in per-share calculation:
Basic	4,152	4,219	4,184	4,224
Diluted	4,170	4,238	4,204	4,237

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net income	$3,044	$2,863	$8,997	$7,582
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $45 and $120 for the third quarter and first nine months of fiscal 2022, respectively, and $30 and $47 for the corresponding periods of fiscal 2021, respectively	(376)	(85)	(597)	(103)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $7 for the third quarter and first nine months of fiscal 2022, respectively, and $5 and $12 for the corresponding periods of fiscal 2021, respectively	—	(17)	(11)	(34)
	(376)	(102)	(608)	(137)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(10) and $(14) for the third quarter and first nine months of fiscal 2022, respectively, and $(5) and $(4) for the corresponding periods of fiscal 2021, respectively	35	16	49	12
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $3 for the third quarter and first nine months of fiscal 2022, respectively, and $1 and $2 for the corresponding periods of fiscal 2021, respectively	(10)	(6)	(12)	(10)
	25	10	37	2
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $9 for the third quarter and first nine months of fiscal 2022, respectively, and $2 and $(1) for the corresponding periods of fiscal 2021, respectively	(323)	22	(475)	366
Other comprehensive income (loss)	(674)	(70)	(1,046)	231
Comprehensive income	$2,370	$2,793	$7,951	$7,813
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net income	$8,997	$7,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,527	1,373
Share-based compensation expense	1,407	1,337
Provision (benefit) for receivables	49	(4)
Deferred income taxes	(167)	(89)
(Gains) losses on divestitures, investments and other, net	(470)	(201)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(134)	1,250
Inventories	(683)	(260)
Financing receivables	1,431	1,160
Other assets	(1,295)	(233)
Accounts payable	(54)	24
Income taxes, net	(730)	(828)
Accrued compensation	(730)	145
Deferred revenue	292	263
Other liabilities	109	(569)
Net cash provided by operating activities	9,549	10,950
Cash flows from investing activities:
Purchases of investments	(5,383)	(7,855)
Proceeds from sales of investments	2,488	2,724
Proceeds from maturities of investments	4,308	6,445
Acquisitions, net of cash and cash equivalents acquired and divestitures	(373)	(6,333)
Purchases of investments in privately held companies	(158)	(138)
Return of investments in privately held companies	149	96
Acquisition of property and equipment	(338)	(530)
Proceeds from sales of property and equipment	6	14
Other	(15)	(56)
Net cash provided by (used in) investing activities	684	(5,633)
Cash flows from financing activities:
Issuances of common stock	306	307
Repurchases of common stock—repurchase program	(5,347)	(2,096)
Shares repurchased for tax withholdings on vesting of restricted stock units	(546)	(419)
Short-term borrowings, original maturities of 90 days or less, net	9	—
Issuances of debt	1,049	—
Repayments of debt	(3,050)	(3,000)
Dividends paid	(4,657)	(4,601)
Other	(230)	39
Net cash used in financing activities	(12,466)	(9,770)
Net decrease in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,233)	(4,453)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	9,942	11,812
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$7,709	$7,359

Supplemental cash flow information:
Cash paid for interest	$292	$377
Cash paid for income taxes, net	$2,960	$2,862

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 30, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 29, 2022	4,151	$42,291	$(2,006)	$(789)	$39,496
Net income			3,044		3,044
Other comprehensive loss				(674)	(674)
Issuance of common stock	7				—
Repurchase of common stock	(5)	(47)	(205)		(252)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(135)			(135)
Cash dividends declared ($0.38 per common share)			(1,555)		(1,555)
Share-based compensation		477			477
Other	(2)	1	(2)		(1)
Balance at April 30, 2022	4,149	$42,587	$(724)	$(1,463)	$40,400

Nine Months Ended April 30, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			8,997		8,997
Other comprehensive loss				(1,046)	(1,046)
Issuance of common stock	36	306			306
Repurchase of common stock	(92)	(929)	(4,403)		(5,332)
Shares repurchased for tax withholdings on vesting of restricted stock units	(10)	(546)			(546)
Cash dividends declared ($1.12 per common share)			(4,657)		(4,657)
Share-based compensation		1,407			1,407
Other	(2)	3	(7)		(4)
Balance at April 30, 2022	4,149	$42,587	$(724)	$(1,463)	$40,400

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
We have prepared the accompanying financial data as of April 30, 2022 and for the third quarter and first nine months of fiscal 2022 and 2021, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 31, 2021 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.
The preparation of financial statements and related disclosures in conformity with GAAP requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic, including the associated impact of supply constraints, on our critical and significant accounting estimates. The actual results that we experience may differ materially from our estimates. As these events continue, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of April 30, 2022, the results of operations, the statements of comprehensive income and the statements of equity for the third quarter and first nine months of fiscal 2022 and 2021, and the statements of cash flows for the first nine months of fiscal 2022 and 2021, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2022 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of April 30, 2022 and July 31, 2021 was $42 million and $55 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(a)Disaggregation of Revenue
We disaggregate our revenue into groups of similar products and services that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies differ for each of our product categories, resulting in different economic risk profiles for each category. Effective fiscal 2022, we began reporting our product and service revenue in the following categories: Secure, Agile Networks; Internet for the Future; Collaboration; End-to-End Security; Optimized Application Experiences; Other Products; and Services. This change will better align our product categories with our strategic priorities. The following table presents this disaggregation of revenue (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Product revenue:
Secure, Agile Networks	$5,869	$5,620	$17,735	$16,543
Internet for the Future	1,324	1,249	4,021	3,121
Collaboration	1,132	1,220	3,308	3,580
End-to-End Security	938	876	2,716	2,559
Optimized Application Experiences	183	170	544	483
Other Products	2	5	7	11
Total Product	9,448	9,139	28,330	26,298
Services	3,387	3,664	10,125	10,394
Total	$12,835	$12,803	$38,455	$36,692
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
Collaboration consists of our Collaboration Devices, Meetings, Calling and contact center offerings. These products consist primarily of software offerings, including software licenses and SaaS, as well as hardware. Our perpetual software and hardware in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.8 billion as of each of April 30, 2022 and July 31, 2021, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Allowance for credit loss at beginning of period	$70	$102	$109	$143
Provisions (benefits)	17	16	53	15
Recoveries (write-offs), net	(9)	(8)	(75)	(22)
Foreign exchange and other	—	—	(9)	(26)
Allowance for credit loss at end of period	$78	$110	$78	$110
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	April 30, 2022	July 31, 2021
1 to 4	$422	$521
5 to 6	807	770
7 and Higher	169	166
Total	$1,398	$1,457
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, was $1.3 billion and $1.4 billion as of April 30, 2022 and July 31, 2021, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $22.3 billion as of April 30, 2022 compared to $22.2 billion as of July 31, 2021. We recognized approximately $2.5 billion and $9.9 billion of revenue during the third quarter and first nine months of fiscal 2022, respectively, that was included in the deferred revenue balance at July 31, 2021.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $1.0 billion and $967 million as of April 30, 2022 and July 31, 2021, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $175 million and $492 million for the third quarter and first nine months of fiscal 2022, respectively, and $134 million and $386 million for the corresponding periods of fiscal 2021, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
We completed three acquisitions during the first nine months of fiscal 2022. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (three in total)	$364	$12	$20	$332
The total purchase consideration related to our acquisitions completed during the first nine months of fiscal 2022 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $7 million. Total transaction costs related to acquisition and divestiture activities were $44 million and $30 million for the first nine months of fiscal 2022 and 2021, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first nine months of fiscal 2022 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2022 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 30, 2022 and during the first nine months of fiscal 2022 (in millions):

	Balance at July 31, 2021	Acquisitions & Divestitures	Other	Balance at April 30, 2022
Americas	$23,673	$222	$79	$23,974
EMEA	9,094	83	(80)	9,097
APJC	5,401	27	(47)	5,381
Total	$38,168	$332	$(48)	$38,452
“Other” in the table above consists of foreign currency translation as well as purchase accounting adjustments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2022 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (three in total)	2.7	$16	2.0	$4	—	$—	$—	$20
The following tables present details of our purchased intangible assets (in millions):

April 30, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,837	$(1,140)	$1,697
Customer relationships	1,355	(701)	654
Other	54	(24)	30
Total purchased intangible assets with finite lives	4,246	(1,865)	2,381
In-process research and development, with indefinite lives	430	—	430
Total	$4,676	$(1,865)	$2,811

July 31, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,629	$(1,437)	$2,192
Customer relationships	1,387	(523)	864
Other	71	(13)	58
Total purchased intangible assets with finite lives	5,087	(1,973)	3,114
In-process research and development, with indefinite lives	505	—	505
Total	$5,592	$(1,973)	$3,619
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets for the third quarter and first nine months of fiscal 2022 were $15 million. Impairment charges are primarily a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of our technology and in-process research and development (IPR&D) intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Amortization of purchased intangible assets:
Cost of sales	$180	$187	$583	$513
Operating expenses	92	61	255	136
Total	$272	$248	$838	$649

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of April 30, 2022 is as follows (in millions):

Fiscal Year	Amount
2022 (remaining three months)	$238
2023	$902
2024	$774
2025	$404
2026	$61
Thereafter	$2

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
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 31, 2021	$—	$10	$16	$8	$34
Charges	—	(5)	10	3	8
Cash payments	—	(1)	(21)	(1)	(23)
Non-cash items	—	—	—	(5)	(5)
Liability as of April 30, 2022	$—	$4	$5	$5	$14

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$58	$14	$—	$—	$72
Charges	—	9	828	41	878
Cash payments	(58)	(5)	(801)	(4)	(868)
Non-cash items	—	(1)	—	(31)	(32)
Liability as of May 1, 2021	$—	$17	$27	$6	$50

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	April 30, 2022	July 31, 2021
Cash and cash equivalents	$6,952	$9,175
Restricted cash and restricted cash equivalents included in other current assets	7	14
Restricted cash and restricted cash equivalents included in other assets	750	753
Total	$7,709	$9,942
Our restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	April 30, 2022	July 31, 2021
Raw materials	$1,414	$801
Work in process	165	54
Finished goods:
Deferred cost of sales	80	97
Manufactured finished goods	462	422
Total finished goods	542	519
Service-related spares	103	174
Demonstration systems	7	11
Total	$2,231	$1,559

Property and Equipment, Net

	April 30, 2022	July 31, 2021
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,243	$4,304
Computer equipment and related software	834	858
Production, engineering, and other equipment	4,733	5,106
Operating lease assets	205	273
Furniture, fixtures and other	345	377
Total gross property and equipment	10,360	10,918
Less: accumulated depreciation and amortization	(8,314)	(8,580)
Total	$2,046	$2,338

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	April 30, 2022	July 31, 2021
Product	$13,416	$13,270
Service	16,789	17,623
Total	$30,205	$30,893

Short-term RPO	$16,241	$16,289
Long-term RPO	13,964	14,604
Total	$30,205	$30,893

Amount to be recognized as revenue over next 12 months	54%	53%

Deferred revenue	$22,293	$22,164
Unbilled contract revenue	7,912	8,729
Total	$30,205	$30,893
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	April 30, 2022	July 31, 2021
Product	$9,835	$9,416
Service	12,458	12,748
Total	$22,293	$22,164
Reported as:
Current	$12,249	$12,148
Noncurrent	10,044	10,016
Total	$22,293	$22,164
8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	April 30, 2022	July 31, 2021
Operating lease right-of-use assets	Other assets	$1,024	$1,095

Operating lease liabilities	Other current liabilities	$334	$337
Operating lease liabilities	Other long-term liabilities	739	831
Total operating lease liabilities		$1,073	$1,168

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The components of our lease expenses were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Operating lease expense	$99	$105	$292	$306
Short-term lease expense	17	14	49	49
Variable lease expense	37	42	127	131
Total lease expense	$153	$161	$468	$486
Supplemental information related to our operating leases is as follows (in millions):

	Nine Months Ended
	April 30, 2022	May 1, 2021
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$306	$306
Right-of-use assets obtained in exchange for operating leases liabilities	$237	$270
The weighted-average lease term was 4.6 years and 5.2 years as of April 30, 2022 and July 31, 2021, respectively. The weighted-average discount rate was 1.8% and 1.7% as of April 30, 2022 and July 31, 2021, respectively.
The maturities of our operating leases (undiscounted) as of April 30, 2022 are as follows (in millions):

Fiscal Year	Amount
2022 (remaining three months)	$99
2023	328
2024	242
2025	166
2026	92
Thereafter	216
Total lease payments	1,143
Less interest	(70)
Total	$1,073
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for the third quarter and first nine months of fiscal 2022 was $13 million and $42 million, respectively, and $19 million and $59 million for the corresponding periods of fiscal 2021, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of April 30, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining three months)	$249
2023	502
2024	317
2025	154
2026	65
Thereafter	17
Total	1,304
Less: Present value of lease payments	1,245
Unearned income	$59
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	April 30, 2022	July 31, 2021
Operating lease assets	$205	$273
Accumulated depreciation	(119)	(165)
Operating lease assets, net	$86	$108
Our operating lease income for the third quarter and first nine months of fiscal 2022 was $26 million and $87 million, respectively, and $36 million and $119 million for the corresponding periods of fiscal 2021, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of April 30, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining three months)	$11
2023	32
2024	15
2025	4
Total	$62

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

April 30, 2022	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,304	$4,509	$2,051	$7,864
Residual value	82	—	—	82
Unearned income	(59)	—	—	(59)
Allowance for credit loss	(25)	(97)	(2)	(124)
Total, net	$1,302	$4,412	$2,049	$7,763
Reported as:
Current	$623	$2,144	$1,037	$3,804
Noncurrent	679	2,268	1,012	3,959
Total, net	$1,302	$4,412	$2,049	$7,763

July 31, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,710	$5,203	$2,453	$9,366
Residual value	103	—	—	103
Unearned income	(78)	—	—	(78)
Allowance for credit loss	(38)	(86)	(3)	(127)
Total, net	$1,697	$5,117	$2,450	$9,264
Reported as:
Current	$780	$2,372	$1,228	$4,380
Noncurrent	917	2,745	1,222	4,884
Total, net	$1,697	$5,117	$2,450	$9,264
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

April 30, 2022		Fiscal Year				Nine Months Ended
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	April 30, 2022	Total
Lease Receivables:
1 to 4	$3	$38	$90	$144	$192	$152	$619
5 to 6	3	18	83	176	183	129	592
7 and Higher	1	1	5	13	3	11	34
Total Lease Receivables	$7	$57	$178	$333	$378	$292	$1,245
Loan Receivables:
1 to 4	$6	$63	$173	$565	$1,018	$979	$2,804
5 to 6	2	22	94	289	547	637	1,591
7 and Higher	1	1	26	40	36	10	114
Total Loan Receivables	$9	$86	$293	$894	$1,601	$1,626	$4,509
Financed Service Contracts:
1 to 4	$1	$5	$52	$99	$624	$567	$1,348
5 to 6	1	12	47	135	292	202	689
7 and Higher	—	—	3	5	3	3	14
Total Financed Service Contracts	$2	$17	$102	$239	$919	$772	$2,051
Total	$18	$160	$573	$1,466	$2,898	$2,690	$7,805

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 31, 2021		Fiscal Year
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	Total
Lease Receivables:
1 to 4	$2	$20	$100	$168	$282	$227	$799
5 to 6	1	17	65	187	285	231	786
7 and Higher	—	2	6	12	23	4	47
Total Lease Receivables	$3	$39	$171	$367	$590	$462	$1,632
Loan Receivables:
1 to 4	$4	$86	$134	$577	$990	$1,552	$3,343
5 to 6	—	19	75	202	505	925	1,726
7 and Higher	1	2	4	50	43	34	134
Total Loan Receivables	$5	$107	$213	$829	$1,538	$2,511	$5,203
Financed Service Contracts:
1 to 4	$—	$38	$26	$106	$252	$1,053	$1,475
5 to 6	—	6	26	105	302	520	959
7 and Higher	—	—	1	6	7	5	19
Total Financed Service Contracts	$—	$44	$53	$217	$561	$1,578	$2,453
Total	$8	$190	$437	$1,413	$2,689	$4,551	$9,288
The following tables present the aging analysis of gross receivables as of April 30, 2022 and July 31, 2021 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 30, 2022	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$26	$10	$24	$60	$1,185	$1,245	$7	$14	$14
Loan receivables	87	38	25	150	4,359	4,509	6	53	53
Financed service contracts	45	16	23	84	1,967	2,051	5	2	2
Total	$158	$64	$72	$294	$7,511	$7,805	$18	$69	$69

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 31, 2021	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$21	$17	$29	$67	$1,565	$1,632	$1	$33	$26
Loan receivables	71	17	35	123	5,080	5,203	4	33	33
Financed service contracts	18	13	18	49	2,404	2,453	3	3	3
Total	$110	$47	$82	$239	$9,049	$9,288	$8	$69	$62
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three months ended April 30, 2022	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 29, 2022	$27	$67	$3	$97
Provisions (benefits)	(2)	27	(1)	24
Other	—	3	—	3
Allowance for credit loss as of April 30, 2022	$25	$97	$2	$124

Three Months Ended May 1, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of January 23, 2021	$43	$96	$9	$148
Provisions (benefits)	(2)	(4)	(4)	(10)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Allowance for credit loss as of May 1, 2021	$40	$91	$5	$136

Nine months ended April 30, 2022	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 31, 2021	$38	$86	$3	$127
Provisions (benefits)	(11)	8	(1)	(4)
Recoveries (write-offs), net	(2)	—	—	(2)
Other	—	3	—	3
Allowance for credit loss as of April 30, 2022	$25	$97	$2	$124

Nine months ended May 1, 2021	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(9)	(7)	(3)	(19)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Other	2	18	(1)	19
Allowance for credit loss as of May 1, 2021	$40	$91	$5	$136

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,346	$—	$(46)	$1,300
U.S. government agency securities	150	—	(4)	146
Non-U.S. government and agency securities	171	—	—	171
Corporate debt securities	8,770	5	(296)	8,479
U.S. agency mortgage-backed securities	2,234	—	(176)	2,058
Commercial paper	548	—	—	548
Certificates of deposit	212	—	—	212
Total	$13,431	$5	$(522)	$12,914

July 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,773	$21	$—	$1,794
U.S. government agency securities	152	—	—	152
Non-U.S. government and agency securities	3	—	—	3
Corporate debt securities	8,727	213	(30)	8,910
U.S. agency mortgage-backed securities	2,838	34	(10)	2,862
Commercial paper	1,190	—	—	1,190
Certificates of deposit	295	—	—	295
Total	$14,978	$268	$(40)	$15,206
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Gross realized gains	$8	$24	$27	$48
Gross realized losses	(6)	(2)	(9)	(2)
Total	$2	$22	$18	$46

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 30, 2022 and July 31, 2021 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,185	$(43)	$96	$(3)	$1,281	$(46)
U.S. government agency securities	121	(2)	24	(2)	145	(4)
Non-U.S. government and agency securities	171	—	—	—	171	—
Corporate debt securities	6,185	(225)	367	(35)	6,552	(260)
U.S. agency mortgage-backed securities	1,505	(118)	547	(58)	2,052	(176)
Total	$9,167	$(388)	$1,034	$(98)	$10,201	$(486)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$468	$—	$—	$—	$468	$—
U.S. government agency securities	26	—	—	—	26	—
Corporate debt securities	1,086	(5)	6	—	1,092	(5)
U.S. agency mortgage-backed securities	1,293	(10)	13	—	1,306	(10)
Commercial paper	37	—	—	—	37	—
Total	$2,910	$(15)	$19	$—	$2,929	$(15)
The following table summarizes the maturities of our available-for-sale debt investments as of April 30, 2022 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,431	$3,397
After 1 year through 5 years	7,619	7,319
After 5 years through 10 years	146	139
After 10 years	1	1
Mortgage-backed securities with no single maturity	2,234	2,058
Total	$13,431	$12,914
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $242 million and $137 million as of April 30, 2022 and July 31, 2021, respectively. We recognized a net unrealized loss of $19 million and $32 million during the third quarter and first nine months of fiscal 2022, respectively, and net unrealized gains of $3 million for each of the third quarter and first nine months of fiscal 2021, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net gain of $11 million and $28 million for the third quarter and first nine months of fiscal 2022, respectively. These adjustments were a net loss of $3 million and a net gain of $1 million for the corresponding periods of fiscal 2021, respectively. We held equity interests in certain private equity funds of $1.2 billion and $0.9 billion as of April 30, 2022 and July 31, 2021, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of April 30, 2022, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.9 billion and $1.5 billion as of April 30, 2022 and July 31, 2021, respectively. Of the total carrying value of our investments in privately held companies as of April 30, 2022, $1.2 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of April 30, 2022, we have total funding commitments of $0.4 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

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

	APRIL 30, 2022			JULY 31, 2021
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$3,119	$—	$3,119	$5,694	$—	$5,694
U.S. government securities	—	50	50	—	300	300
Non-U.S. government and agency securities	—	23	23	—	—	—
Corporate debt securities	—	43	43	—	—	—
Commercial paper	—	238	238	—	114	114
Certificates of deposit	—	40	40	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	1,300	1,300	—	1,794	1,794
U.S. government agency securities	—	146	146	—	152	152
Non-U.S. government and agency securities	—	171	171	—	3	3
Corporate debt securities	—	8,479	8,479	—	8,910	8,910
U.S. agency mortgage-backed securities	—	2,058	2,058	—	2,862	2,862
Commercial paper	—	548	548	—	1,190	1,190
Certificates of deposit	—	212	212	—	295	295
Equity investments:
Marketable equity securities	242	—	242	137	—	137
Other assets:
Money market funds	750	—	750	750	—	750
Derivative assets	—	65	65	—	126	126
Total	$4,111	$13,373	$17,484	$6,581	$15,746	$22,327
Liabilities:
Derivative liabilities	$—	$87	$87	$—	$20	$20
Total	$—	$87	$87	$—	$20	$20
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
(d) Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of April 30, 2022 and July 31, 2021 was $3.3 billion and $4.0 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of April 30, 2022, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 30, 2022, the fair value of our senior notes was $10.1 billion with a carrying amount of $9.4 billion. This compares to a fair value of $13.7 billion and a carrying amount of $11.5 billion as of July 31, 2021. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 30, 2022		July 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$1,000	2.13%	$2,508	1.75%
We have a short-term debt financing program of up to $10.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of April 30, 2022 and July 31, 2021.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 30, 2022		July 31, 2021
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	—	$2,000	1.90%
3.00%	June 15, 2022	500	1.59%	500	1.13%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	1.35%	1,000	1.00%
3.50%	June 15, 2025	500	1.75%	500	1.29%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		9,500		11,500
Unaccreted discount/issuance costs		(76)		(80)
Hedge accounting fair value adjustments		(6)		106
Total		$9,418		$11,526

Reported as:
Current portion of long-term debt		$1,000		$2,508
Long-term debt		8,418		9,018
Total		$9,418		$11,526
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 30, 2022, we were in compliance with all debt covenants.
As of April 30, 2022, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2022 (remaining three months)	$500
2023	500
2024	1,750
2025	500
2026	750
Thereafter	5,500
Total	$9,500

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of April 30, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 30, 2022	July 31, 2021	Balance Sheet Line Item	April 30, 2022	July 31, 2021
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$48	$14	Other current liabilities	$1	$3
Foreign currency derivatives	Other assets	7	1	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	1	9	Other current liabilities	—	—
Interest rate derivatives	Other assets	—	99	Other long-term liabilities	7	—
Total		56	123		8	3
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	9	3	Other current liabilities	68	16
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	7	1
Equity derivatives	Other current assets	—	—	Other current liabilities	4	—
Total		9	3		79	17
Total		$65	$126		$87	$20
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	April 30, 2022	July 31, 2021	April 30, 2022	July 31, 2021
Short-term debt	$(501)	$(508)	$(1)	$(9)
Long-term debt	$(1,490)	$(1,594)	$7	$(97)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Interest rate derivatives:
Hedged items	$54	$25	$112	$58
Derivatives designated as hedging instruments	(55)	(25)	(114)	(59)
Total	$(1)	$—	$(2)	$(1)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Foreign currency derivatives	Other income (loss), net	$(99)	$(12)	$(155)	$35
Total return swaps—deferred compensation	Operating expenses and other	(38)	45	(58)	144
Equity derivatives	Other income (loss), net	5	5	6	19
Total		$(132)	$38	$(207)	$198
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 30, 2022	July 31, 2021
Foreign currency derivatives	$4,501	$4,139
Interest rate derivatives	2,000	2,000
Total return swaps—deferred compensation	689	730
Total	$7,190	$6,869
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty. As of April 30, 2022 and July 31, 2021, the potential effects of these rights of set-off associated with the derivative contracts would be a reduction to both derivative assets and derivative liabilities of $66 million and $17 million, respectively.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $3 million as of April 30, 2022 and the net cash collateral received as of July 31, 2021 was $109 million. Including the effects of collateral, this results in a net derivative liability of $19 million and $3 million as of April 30, 2022 and July 31, 2021, respectively.
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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 30, 2022	July 31, 2021
Less than 1 year	$10,698	$6,903
1 to 3 years	2,401	1,806
3 to 5 years	—	1,545
Total	$13,099	$10,254
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 30, 2022 and July 31, 2021, the liability for these purchase commitments was $236 million and $151 million, respectively, and was included in other current liabilities. For further discussion around the Supply Constraints Impacts and Risks, see Result of Operations—Product Gross Margin and Liquidity and Capital Resources—Inventory Supply Chain.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Compensation expense related to acquisitions	$56	$66	$220	$182
As of April 30, 2022, we estimated that future cash compensation expense of up to $534 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.4 billion and $0.2 billion as of April 30, 2022 and July 31, 2021, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 30, 2022	May 1, 2021
Balance at beginning of period	$336	$331
Provisions for warranties issued	320	382
Adjustments for pre-existing warranties	1	1
Settlements	(322)	(373)
Balance at end of period	$335	$341
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.9 billion and $6.6 billion for the third quarter of fiscal 2022 and 2021, respectively, and was $20.3 billion and $19.5 billion for the first nine months of fiscal 2022 and 2021, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion as of each of April 30, 2022 and July 31, 2021.
End-User Financing Guarantees   We also provide financing guarantees for third-party financing arrangements extended to end-user customers related to leases and loans, which typically have terms of up to three years. The volume of financing provided by third parties for leases and loans as to which we had provided guarantees was $3 million and $1 million for the third quarter of fiscal 2022 and 2021, respectively, and was $9 million and $8 million for the first nine months of fiscal 2022 and 2021, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of financing guarantees outstanding at April 30, 2022 and July 31, 2021, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 30, 2022	July 31, 2021
Maximum potential future payments relating to financing guarantees:
Channel partner	$144	$155
End user	4	5
Total	$148	$160
Deferred revenue associated with financing guarantees:
Channel partner	$(15)	$(16)
End user	(4)	(5)
Total	$(19)	$(21)
Total	$129	$139
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $163 million for the alleged evasion of import and other taxes, $840 million for interest, and $402 million for various penalties, all determined using an exchange rate as of April 30, 2022.
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
SRI International On September 4, 2013, SRI International, Inc. (“SRI”) asserted claims against us in the U.S. District Court for the District of Delaware (“D. Del.”), accusing our products and services related to network intrusion detection of infringing two patents. After a trial, SRI obtained a verdict against us, and we appealed to the United States Court of Appeals for the Federal Circuit (“Federal Circuit”) which was ultimately unsuccessful. In resolution of this matter, we have paid the SRI judgments, including attorneys’ fees and post-judgment royalties and interest, in the aggregate amount of approximately $60 million. On May 17, 2022, the District Court entered a final order in the case requiring us to pay SRI additional post-judgment interest of approximately $1 million. We made the payment and the case is now concluded.
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services (including our Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal U.S. patents. We thereafter petitioned the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”) to review the validity of nine of the asserted patents. The PTAB instituted inter partes review proceedings (“IPR Proceedings”) on six asserted patents and certain claims of another asserted patent. The PTAB has issued Final Written Decisions for seven patents in the instituted IPR Proceedings, and all claims of five patents have been found unpatentable and several of the claims of the other two patents have been found unpatentable. The PTAB’s findings of unpatentability have been affirmed on appeal.
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
Centripetal has submitted complaints in the District Court of Dusseldorf in Germany (“German Court”) against Cisco Systems GmbH and Cisco Systems, Inc., asserting a total of six patents. On April 29, 2020 and April 30, 2020, Centripetal asserted three European patents, seeking both injunctive relief and damages. Two of the three European patents are counterparts to two U.S. patents Centripetal asserted against us in the U.S. district court proceedings, one of which has been invalidated by the PTAB.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On June 22, 2021, Centripetal amended one of its complaints to assert one additional European patent and one additional German Utility Model patent. On December 10, 2021, the German Court rejected Centripetal’s complaints on two patents. Centripetal has appealed. On December 21, 2021, the German Court stayed its decision on infringement of the third patent pending a decision by the Federal Patent Court in a related nullity proceeding. On May 17, 2022, Centripetal withdrew its complaint for infringement of the German Utility Model patent. The proceedings on Centripetal’s European patent filed on June 22, 2021 remains pending.
On February 14, 2022, Centripetal filed an additional complaint asserting infringement of a sixth patent issued by the European Patent Office. Centripetal seeks both injunctive relief and damages on these patents. We are assessing the complaint and are preparing our defense.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of either litigation at this time. If we do not prevail in either litigation, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
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
Viasat On January 21, 2016, Viasat, Inc. (“Viasat”) filed suit against Acacia (which we subsequently acquired) in the California Superior Court for San Diego County (“SDSC”) seeking unpaid royalties for breach of contract and the implied covenant of good faith and fair dealing, and damages for trade secret misappropriation for certain products (“Viasat 1”). Acacia counterclaimed for patent and trade secret misappropriation, contract, and unfair competition claims. On July 17, 2019, the jury found for Viasat on its contract claims, and awarded Viasat approximately $49 million for unpaid royalties through 2018. The jury further found that Acacia willfully misappropriated Viasat’s trade secrets and awarded Viasat $1. On Acacia’s counterclaims, the jury found for Acacia on its contract and trade secret claims and awarded Acacia $1. Both Acacia and Viasat appealed to the California Court of Appeal, Fourth Appellate District (“CCA”). On May 23, 2022, the CCA affirmed the judgment of approximately $49 million, plus post-judgment interest and costs, for Viasat on its breach of contract claim for unpaid royalties, but reversed the judgments for Viasat for breach of the implied covenant of good faith and fair dealing, and for trade secret misappropriation. We are currently reviewing the decision of the CCA and assessing whether to seek additional appellate review.
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
On July 28, 2017, Acacia filed suit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat alleging claims for defamation, unfair competition, business torts, and declaratory judgment of no trade secret misappropriation. On April 5, 2018, ViaSat counterclaimed with contract, trade secret, and unfair competition claims (collectively, with Viasat 2 and Viasat 3, the “Viasat Cases”). On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation, which has been extended to June 30, 2022.
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
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager product infringes three U.S. patents. Egenera seeks damages, including enhanced damages for allegations of willful infringement, and an injunction. Two of the asserted patents have been dismissed, leaving Egenera’s infringement claim based on one asserted patent. The court has scheduled a jury trial on the remaining patent to commence on August 2, 2022. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. While we believe that we have strong non-infringement and invalidity arguments, and that Egenera’s damages theories are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of this litigation at this time due to uncertainties in the litigation process. If we do not prevail in court, we believe at this time that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
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

15.Stockholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $0.38 and $0.37 per common share, or $1.6 billion, on our outstanding common stock for each of the third quarters of fiscal 2022 and 2021. We declared and paid cash dividends of $1.12 and $1.09 per common share, or $4.7 billion and $4.6 billion, on our outstanding common stock for the first nine months of fiscal 2022 and 2021, respectively.
Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 30, 2022, the remaining authorized amount for stock repurchases under this program was approximately $17.6 billion with no termination date. A summary of the stock repurchase activity for fiscal 2022 and 2021 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2022
April 30, 2022	5	$54.20	$252
January 29, 2022	82	$58.36	$4,824
October 30, 2021	5	$56.49	$256

Fiscal 2021
July 31, 2021	15	$53.30	$791
May 1, 2021	10	$48.71	$510
January 23, 2021	19	$42.82	$801
October 24, 2020	20	$40.44	$800
There were stock repurchases of $10 million and $25 million that were pending settlement as of April 30, 2022 and July 31, 2021, respectively.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock of one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights of such series, and any qualification, limitations or restrictions thereof, of the shares of such series. As of April 30, 2022, we had not issued any shares of preferred stock.

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
The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. As of April 30, 2022, the maximum number of shares issuable under the 2005 Plan over its term was 790 million shares. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of April 30, 2022, 219 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which 721 million shares of our common stock have been reserved for issuance as of April 30, 2022. Eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the third quarters of fiscal 2022 and 2021. We issued 8 million shares during each of the first nine months of fiscal 2022 and 2021. As of April 30, 2022, 117 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Cost of sales—product	$30	$26	$84	$75
Cost of sales—service	53	49	149	133
Share-based compensation expense in cost of sales	83	75	233	208
Research and development	205	184	591	522
Sales and marketing	139	140	421	402
General and administrative	50	59	161	179
Restructuring and other charges	—	5	1	26
Share-based compensation expense in operating expenses	394	388	1,174	1,129
Total share-based compensation expense	$477	$463	$1,407	$1,337
Income tax benefit for share-based compensation	$122	$88	$378	$264
As of April 30, 2022, the total compensation cost related to unvested share-based awards not yet recognized was $4.0 billion which is expected to be recognized over approximately 2.7 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 25, 2020	96	$42.03
Granted and assumed	51	41.89
Vested	(39)	39.63	$1,813
Canceled/forfeited/other	(14)	42.13
Unvested balance at July 31, 2021	94	$42.93
Granted and assumed	37	53.63
Vested	(27)	41.45	$1,560
Canceled/forfeited/other	(10)	45.52
Unvested balance at April 30, 2022	94	$47.33

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2022 and 2021 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 31, 2021	$182	$(1)	$(598)	$(417)
Other comprehensive income (loss) before reclassifications	(717)	63	(485)	(1,139)
(Gains) losses reclassified out of AOCI	(18)	(15)	1	(32)
Tax benefit (expense)	127	(11)	9	125
Balance at April 30, 2022	$(426)	$36	$(1,073)	$(1,463)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(150)	16	364	230
(Gains) losses reclassified out of AOCI	(46)	(12)	3	(55)
Tax benefit (expense)	59	(2)	(1)	56
Balance at May 1, 2021	$178	$(4)	$(462)	$(288)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Income before provision for income taxes	$3,801	$3,591	$11,061	$9,527
Provision for income taxes	$757	$728	$2,064	$1,945
Effective tax rate	19.9%	20.3%	18.7%	20.4%
As of April 30, 2022, we had $3.1 billion of unrecognized tax benefits, of which $2.3 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the third quarter and first nine months of fiscal 2022 and 2021, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Revenue:
Americas	$7,638	$7,262	$22,344	$21,430
EMEA	3,271	3,483	10,138	9,654
APJC	1,926	2,057	5,972	5,608
Total	$12,835	$12,803	$38,455	$36,692
Gross margin:
Americas	$4,952	$4,831	$14,438	$14,383
EMEA	2,154	2,283	6,664	6,322
APJC	1,279	1,331	3,934	3,599
Segment total	8,386	8,445	25,035	24,303
Unallocated corporate items	(265)	(260)	(812)	(753)
Total	$8,121	$8,185	$24,223	$23,550
Amounts may not sum and percentages may not recalculate due to rounding.
Revenue in the United States was $6.9 billion and $6.4 billion for the third quarter of fiscal 2022 and 2021, respectively, and $20.1 billion and $19.1 billion for the first nine months of fiscal 2022 and 2021, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use. Effective fiscal 2022, we began reporting our product and service revenue in the following categories: Secure, Agile Networks; Internet for the Future; Collaboration; End-to-End Security; Optimized Application Experiences; Other Products; and Services. This change will better align our product categories with our strategic priorities.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Revenue:
Secure, Agile Networks	$5,869	$5,620	$17,735	$16,543
Internet for the Future	1,324	1,249	4,021	3,121
Collaboration	1,132	1,220	3,308	3,580
End-to-End Security	938	876	2,716	2,559
Optimized Application Experiences	183	170	544	483
Other Products	2	5	7	11
Total Product	9,448	9,139	28,330	26,298
Services	3,387	3,664	10,125	10,394
Total	$12,835	$12,803	$38,455	$36,692
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Net income	$3,044	$2,863	$8,997	$7,582
Weighted-average shares—basic	4,152	4,219	4,184	4,224
Effect of dilutive potential common shares	18	19	20	13
Weighted-average shares—diluted	4,170	4,238	4,204	4,237
Net income per share—basic	$0.73	$0.68	$2.15	$1.79
Net income per share—diluted	$0.73	$0.68	$2.14	$1.79
Antidilutive employee share-based awards, excluded	11	15	46	55
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	% Variance		April 30, 2022	May 1, 2021	% Variance
Revenue	$12,835	$12,803	—%		$38,455	$36,692	5%
Gross margin percentage	63.3%	63.9%	(0.6)	pts	63.0%	64.2%	(1.2)	pts
Research and development	$1,708	$1,697	1%		$5,092	$4,836	5%
Sales and marketing	$2,209	$2,317	(5)%		$6,736	$6,811	(1)%
General and administrative	$517	$603	(14)%		$1,612	$1,631	(1)%
Total research and development, sales and marketing, general and administrative	$4,434	$4,617	(4)%		$13,440	$13,278	1%
Total as a percentage of revenue	34.5%	36.1%	(1.6)	pts	34.9%	36.2%	(1.3)	pts
Amortization of purchased intangible assets included in operating expenses	$77	$61	26%		$240	$136	76%
Restructuring and other charges included in operating expenses	$—	$42	(100)%		$8	$878	(99)%
Operating income as a percentage of revenue	28.1%	27.1%	1.0	pts	27.4%	25.2%	2.2	pts
Interest and other income (loss), net	$191	$126	52%		$526	$269	96%
Income tax percentage	19.9%	20.3%	(0.4)	pts	18.7%	20.4%	(1.7)	pts
Net income	$3,044	$2,863	6%		$8,997	$7,582	19%
Net income as a percentage of revenue	23.7%	22.4%	1.3	pts	23.4%	20.7%	2.7	pts
Earnings per share—diluted	$0.73	$0.68	7%		$2.14	$1.79	20%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
In the third quarter of fiscal 2022, we delivered solid profitability in a challenging environment impacted by supply constraints and the Russia and Ukraine war. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformation. Total revenue was flat compared with the third quarter of fiscal 2021. We continue to be negatively impacted by supply constraints seen industry-wide due to component shortages. The duration of such impacts is uncertain. We are taking multiple steps in order to mitigate the component shortages and deliver products to our customers. We also saw additional unanticipated challenges with COVID-19 related lockdowns in China which began in late March through the end of the third quarter of fiscal 2022, resulting in a further severe shortage of certain critical components. These further China-related supply challenges prevented us from shipping products to customers at the levels we originally anticipated, which had a negative impact on our revenue for the third quarter of fiscal 2022. We expect these further China-related supply challenges we experienced in the third quarter of fiscal 2022 to continue at least into the fourth quarter of fiscal 2022. We continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Within total revenue, product revenue increased by 3% and service revenue decreased by 8%. The third quarter of fiscal 2022 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2021. The total additional revenue associated with the extra week in the third quarter of fiscal 2021 was approximately 3% of revenue growth in the prior year period. The Russia and Ukraine war had a negative impact to our total revenue of approximately 2% in the third quarter of fiscal 2022. The combined negative impact of the extra week in the third quarter of fiscal 2021 and the Russia and Ukraine war to total revenue, product revenue and service revenue was 5%, 3% and 8%, respectively. In the third quarter of fiscal 2022, total software revenue was $3.7 billion across all product areas and service, a decrease of 3%. Within total software revenue, subscription revenue decreased 1%. Total gross margin decreased by 0.6 percentage points. Product gross margin decreased by 0.8 percentage points, largely driven by increased costs related to supply constraints. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 1.6 percentage points due in large part to the impact of the extra week in the third quarter of fiscal 2021. The total impact associated with the extra week in the third quarter of fiscal 2021 on our cost of sales and operating expenses was approximately $150 million (excluding the impact of share-based compensation expense). Operating income as a percentage of revenue increased by 1.0 percentage points. Diluted earnings per share increased 7%, driven by a 6% increase in net income and a decrease in diluted share count of 68 million shares.
In terms of our geographic segments, revenue from the Americas increased $376 million, EMEA revenue decreased by $212 million and APJC revenue decreased by $131 million.
From a customer market standpoint, we experienced product revenue growth in the commercial and service provider markets, offset by a product revenue decline in the public sector market. The enterprise market was flat.
From a product category perspective, the product revenue increase of 3% was driven by growth in revenue for Secure, Agile Networks of 4%; Internet for the Future of 6%; End-to-End Security of 7%; and Optimized Application Experiences of 8%; partially offset by a product revenue decline in Collaboration of 7%.
Russia and Ukraine War
In March 2022, in connection with the Russian invasion of Ukraine, Cisco announced its intention to stop business operations in Russia and Belarus for the foreseeable future. Those operations in Russia and Belarus included sales, services and related support functions. We continue to assess and monitor the dynamic situation in the region closely in order to determine any further operational decisions. The safety of our employees is our top priority. We are providing relocation and financial assistance to certain impacted employees, among other humanitarian assistance.
Our business operations in Russia, Belarus and Ukraine, collectively, comprised approximately 1% of our total revenue for the year ended July 31, 2021 and less than 0.2% of our total assets at the end of fiscal 2021. As a result of these events, we have not recognized revenue in these countries effective March 2022. The negative impact to total revenue was approximately $200 million for the third quarter of fiscal 2022, which includes committed revenue we would have otherwise recognized, charges for uncollectible receivables, and other items. Further, we also assessed the risk to the recoverability of our assets and other potential financial exposures in these countries. We have reserved for the non-recoverability of substantially all of our assets in Russia and Belarus. As a result, we recognized certain non-recurring charges of $67 million in cost of sales and operating expenses in the third quarter of fiscal 2022 related to non-recoverability of certain assets and special personnel-related charges in order to support impacted employees.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The ongoing effect of the Russia and Ukraine war are difficult to predict due to the other uncertainties identified in Part II, Item 1A. Risk Factors herein.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Total revenue increased 5%, with product revenue increasing 8% and service revenue decreasing 3%. Total gross margin decreased 1.2 percentage points due to increased costs related to supply constraints, partially offset by favorable pricing. As a percentage of revenue, research, and development, sales and marketing, and general and administrative expenses collectively decreased by 1.3 percentage points. Operating income as a percentage of revenue increased by 2.2 percentage points. Diluted earnings per share increased 20%, driven by a 19% increase in net income, primarily driven by higher revenue and lower restructuring and other charges.
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
We have moved towards a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Cisco locations.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 31, 2021.
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2022 (in millions):

	April 30, 2022	July 31, 2021
Cash and cash equivalents and investments	$20,108	$24,518
Remaining performance obligations	$30,205	$30,893
Inventories	$2,231	$1,559

	Nine Months Ended
	April 30, 2022	May 1, 2021
Cash provided by operating activities	$9,549	$10,950
Repurchases of common stock—stock repurchase program	$5,332	$2,111
Dividends paid	$4,657	$4,601

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
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic, including the associated impact of supply constraints, on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for the third quarter and first nine months of fiscal 2022. These estimates are listed in our Annual Report on Form 10-K for the year ending July 31, 2021, and include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
Our provision for inventory was $72 million and $91 million for the first nine months of fiscal 2022 and 2021, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $130 million and $35 million for the first nine months of fiscal 2022 and 2021, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. We continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic. For further discussion around the Supply Constraints Impacts and Risks, see Result of Operations—Product Gross Margin and Liquidity and Capital Resources—Inventory Supply Chain.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill during the first nine months of fiscal 2022 or the first nine months of fiscal 2021.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $15 million for the third quarter and first nine months of fiscal 2022. Our ongoing consideration of all the factors described previously could result in additional impairment charges in the future, which could adversely affect our net income.
Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, international realignments, and transfer pricing adjustments. Our effective tax rate was 19.9% and 20.3% in the third quarter of fiscal 2022 and 2021, respectively, and 18.7% and 20.4% in the first nine months of fiscal 2022 and 2021, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,448	$9,139	$309	3%	$28,330	$26,298	$2,032	8%
Percentage of revenue	73.6%	71.4%			73.7%	71.7%
Service	3,387	3,664	(277)	(8)%	10,125	10,394	(269)	(3)%
Percentage of revenue	26.4%	28.6%			26.3%	28.3%
Total	$12,835	$12,803	$32	—%	$38,455	$36,692	$1,763	5%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,638	$7,262	$376	5%	$22,344	$21,430	$914	4%
Percentage of revenue	59.5%	56.7%			58.1%	58.4%
EMEA	3,271	3,483	(212)	(6)%	10,138	9,654	484	5%
Percentage of revenue	25.5%	27.2%			26.4%	26.3%
APJC	1,926	2,057	(131)	(6)%	5,972	5,608	364	6%
Percentage of revenue	15.0%	16.1%			15.5%	15.3%
Total	$12,835	$12,803	$32	—%	$38,455	$36,692	$1,763	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Total revenue was flat. Product revenue increased by 3% and service revenue decreased by 8%. The third quarter of fiscal 2022 had 13 weeks, compared with 14 weeks in the third quarter of fiscal 2021, thus our results for the third quarter of fiscal 2022 reflect one less week compared with the third quarter of fiscal 2021. The total additional revenue associated with the extra week in the third quarter of fiscal 2021 was approximately 3% of revenue growth in the prior year period. Our total revenue reflected growth in the Americas segment, offset by declines in the EMEA and APJC segments.
In March 2022, in connection with the Russian invasion of Ukraine, Cisco announced its intention to stop business operations in Russia and Belarus for the foreseeable future. Our business operations in Russia, Belarus and Ukraine, collectively, comprised approximately 1% of our total revenue for the year ended July 31, 2021. As a result of these events, we have not recognized revenue in these countries effective March 2022. The negative impact to total revenue was approximately $200 million for the third quarter of fiscal 2022, which includes committed revenue we would have otherwise recognized, charges for uncollectible receivables, and other items.
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
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Total revenue increased by 5%. Product revenue increased by 8% and service revenue decreased by 3%. Our total revenue reflected growth across each of our geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,573	$5,014	$559	11%	$16,223	$15,031	$1,192	8%
Percentage of product revenue	59.0%	54.8%			57.3%	57.2%
EMEA	2,492	2,647	(155)	(6)%	7,765	7,295	470	6%
Percentage of product revenue	26.4%	29.0%			27.4%	27.7%
APJC	1,383	1,478	(95)	(6)%	4,343	3,972	371	9%
Percentage of product revenue	14.6%	16.2%			15.3%	15.1%
Total	$9,448	$9,139	$309	3%	$28,330	$26,298	$2,032	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Product revenue in the Americas segment increased by 11%, with growth across all customer markets. From a country perspective, product revenue increased in the United States and Mexico by 14% and 8%, respectively, partially offset by declines in Canada and Brazil of 3% and 18%, respectively.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Product revenue in the Americas segment increased by 8%, driven by growth across all customer markets. From a country perspective, product revenue increased in the United States, Canada and Mexico by 9%, 5% and 9%, respectively, partially offset by a decline of 3% in Brazil.
EMEA
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Product revenue in the EMEA segment decreased by 6%, driven by declines in the public sector, enterprise and service provider markets, partially offset by growth in the commercial market. Russia, Belarus and Ukraine, collectively, had a negative impact of approximately 7% on product revenue in the EMEA segment. From a country perspective, product revenue decreased in the United Kingdom by 8%, partially offset by growth of 8% in Germany.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Product revenue in the EMEA segment increased by 6%, with growth in the commercial, enterprise and service provider markets, partially offset by a decline in the public sector market. Russia, Belarus and Ukraine had a negative impact on product revenue in the EMEA segment. From a country perspective, product revenue increased in Germany and the United Kingdom by 4% and 10%, respectively.
APJC
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Product revenue in the APJC segment decreased by 6%, driven by declines in the service provider and public sector markets, partially offset by growth in the commercial and enterprise markets. From a country perspective, product revenue decreased in Japan, Australia and India by 19%, 3% and 30%, respectively, partially offset by growth of 14% in China.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Product revenue in the APJC segment increased by 9%, with growth in the enterprise and commercial markets, partially offset by declines in the service provider and public sector markets. From a country perspective, product revenue increased in Australia and China by 19% and 15%, respectively, partially offset by a decline of 10% in Japan. Product revenue in India was flat.

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. Effective fiscal 2022, we began reporting our product revenue in the following categories: Secure, Agile Networks; Internet for the Future; Collaboration; End-to-End Security; Optimized Application Experiences; and Other Products. This change will better align our product categories with our strategic priorities.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$5,869	$5,620	$249	4%	$17,735	$16,543	$1,192	7%
Internet for the Future	1,324	1,249	75	6%	4,021	3,121	900	29%
Collaboration	1,132	1,220	(88)	(7)%	3,308	3,580	(272)	(8)%
End-to-End Security	938	876	62	7%	2,716	2,559	157	6%
Optimized Application Experiences	183	170	13	8%	544	483	61	13%
Other Products	2	5	(3)	(58)%	7	11	(4)	(32)%
Total	$9,448	$9,139	$309	3%	$28,330	$26,298	$2,032	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Secure, Agile Networks
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 4%, or $249 million, with growth across the portfolio except enterprise routing. Revenue grew in both campus switching and data center switching. This was primarily driven by strong growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. We experienced a decrease in sales of our enterprise routing products primarily driven by declines in our Access and Edge offerings, partially offset by growth in our SD-WAN offerings. Wireless had double-digit growth driven by our WiFi-6 products and Meraki offerings. Revenue from compute grew primarily driven by our servers.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Revenue from the Secure, Agile Networks product category increased 7%, or $1.2 billion, with growth across the portfolio except enterprise routing. Revenue grew in both campus switching and data center switching, primarily driven by growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. The decrease in enterprise routing was primarily driven by declines in our Access offerings, partially offset by growth in our Edge and SD-WAN offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings. Revenue from compute grew primarily driven by our servers.
Internet for the Future
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
The Internet for the Future product category includes our routed optical networking, public 5G, silicon and optics offerings. Revenue in our Internet for the Future product category increased by 6%, or $75 million, primarily driven by growth in our Acacia, Optical, Optics and Core portfolio. The growth in Core was driven by strength in our Cisco 8000 series offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Revenue in our Internet for the Future product category increased 29%, or $900 million, driven by growth in our Cisco 8000, NCS 5500 and ASR 9000 series offerings. We also saw a benefit from our acquisition of Acacia in the third quarter of fiscal 2021.
Collaboration
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
The Collaboration product category consists of our Collaboration Devices, Meetings, Calling and contact center offerings. Revenue in our Collaboration product category decreased by 7%, or $88 million, driven by declines in our Meetings, Calling and Contact Center offerings, partially offset by growth in our Communication Platform as a Service (CPaaS) offerings.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Revenue in our Collaboration product category decreased by 8%, or $272 million, with declines in our Collaboration Devices, Meetings, Calling and Contact Center offerings, partially offset by growth in our CPaaS offerings.
End-to-End Security
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Revenue in our End-to-End Security product category increased 7%, or $62 million primarily driven by growth in our Network Security, zero-trust portfolio, and Unified Threat Management offerings. The double-digit growth in our zero-trust portfolio was driven by continued momentum with our Duo offerings.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Revenue in our End-to-End Security product category increased by 6%, or $157 million, primarily driven by growth in our zero-trust portfolio and Unified Threat Management offerings.
Optimized Application Experiences
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
The Optimized Application Experiences product category includes our full stack observability and cloud-native platforms offerings. Revenue in our Optimized Application Experiences product category increased 8%, or $13 million, driven by growth in our ThousandEyes and Intersight offerings.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Revenue in our Optimized Application Experiences product category increased by 13%, or $61 million, driven by growth in our ThousandEyes and Intersight offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,064	$2,248	$(184)	(8)%	$6,122	$6,399	$(277)	(4)%
Percentage of service revenue	60.9%	61.4%			60.5%	61.6%
EMEA	778	836	(58)	(7)%	2,373	2,359	14	1%
Percentage of service revenue	23.0%	22.8%			23.4%	22.7%
APJC	544	579	(35)	(6)%	1,629	1,636	(7)	—%
Percentage of service revenue	16.1%	15.8%			16.1%	15.7%
Total	$3,387	$3,664	$(277)	(8)%	$10,125	$10,394	$(269)	(3)%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue decreased 8% in the third quarter of fiscal 2022 compared with the third quarter of fiscal 2021, primarily driven by the impact of the extra week in the third quarter of fiscal 2021 and the negative impact from the Russia and Ukraine war. The combined negative impact of the extra week in the third quarter of fiscal 2021 and the Russia and Ukraine war was approximately 8% to service revenue for the third quarter of fiscal 2022. Service revenue declined across each of our geographic segments.
Service revenue decreased 3% in the first nine months of fiscal 2022 compared to the first nine months of fiscal 2021 primarily driven by declines in our maintenance business, software support offerings and advisory services partially offset by growth in our solution support offerings. The extra week in the third quarter of fiscal 2021 also contributed to the decrease in service revenue for the first nine months of fiscal 2022. Service revenue decreased in the Americas segment, partially offset by growth in the EMEA segment for the first nine months of fiscal 2022. The APJC segment was flat.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Gross margin:
Product	$5,842	$5,717	61.8%	62.6%	$17,482	$16,626	61.7%	63.2%
Service	2,279	2,468	67.3%	67.4%	6,741	6,924	66.6%	66.6%
Total	$8,121	$8,185	63.3%	63.9%	$24,223	$23,550	63.0%	64.2%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2022, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2021	62.6%	63.2%
Productivity (1)	(2.6)%	(1.9)%
Product pricing	1.6%	0.5%
Mix of products sold	0.2%	—%
Legal and indemnification charge	—%	0.2%
Others	—%	(0.3)%
Fiscal 2022	61.8%	61.7%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Product gross margin decreased by 0.8 percentage points primarily driven by negative impacts from productivity, largely driven by increased costs related to supply constraints from freight, expedites, and component costs. The Russia and Ukraine war also had a negative 0.6 percentage points impact on our product gross margin, which is included in the negative impacts from productivity. These impacts were partially offset by favorable pricing.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Product gross margin decreased by 1.5 percentage points primarily driven by negative impacts from productivity, largely driven by increased costs related to supply chain constraints from freight, expedites, and component costs, partially offset by favorable pricing.
Supply Constraints Impacts and Risks
We continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers. We have taken a number of steps in order to mitigate the supply constraint related impacts including: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying significantly higher component and logistics costs to secure supply; modifying our product designs in order to leverage alternate suppliers, where possible; continually optimizing our inventory build and customer delivery plans; among others. We believe these actions are helping us to optimize our access to critical components and meet customer demand for our products. We continue to see solid demand across the majority of our portfolio. As a result, in order to secure supply to meet customer demand, we have increased our inventory balances and inventory purchase commitments (see Liquidity and Capital Resources—Inventory Supply Chain section), which, in turn, has increased our supply chain exposure. Additionally, in certain situations, we have prepaid or made deposits with suppliers to secure future supply. These actions significantly increase the risk of future material excess and obsolete inventory and related losses if customer demand were to suddenly and significantly decrease in future periods. While we believe we are taking the right strategic and operational actions to address the supply situation, we recognize the increased risks.
Service Gross Margin
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Our service gross margin percentage decreased by 0.1 percentage points primarily due to lower sales volume, partially offset by lower headcount-related and delivery costs and favorable mix of service offerings.
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
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Service gross margin was flat primarily due to favorable mix and lower delivery costs offset by lower sales volume.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Gross margin:
Americas	$4,952	$4,831	64.8%	66.5%	$14,438	$14,383	64.6%	67.1%
EMEA	2,154	2,283	65.9%	65.6%	6,664	6,322	65.7%	65.5%
APJC	1,279	1,331	66.4%	64.7%	3,934	3,599	65.9%	64.2%
Segment total	8,386	8,445	65.3%	66.0%	25,035	24,303	65.1%	66.2%
Unallocated corporate items (1)	(265)	(260)			(812)	(753)
Total	$8,121	$8,185	63.3%	63.9%	$24,223	$23,550	63.0%	64.2%
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
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from productivity and unfavorable impacts from product mix, partially offset by favorable pricing.
Gross margin in our EMEA segment increased slightly primarily due to favorable pricing and favorable impacts from product mix, partially offset by negative impacts from productivity. Higher service gross margin also contributed to the increase in the gross margin in this geographic segment.
The APJC segment gross margin percentage increase was due to favorable impacts from product mix and favorable pricing, partially offset by negative impacts from productivity.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
The Americas segment had a gross margin percentage decrease driven by negative impacts from productivity and unfavorable product mix.
The slight gross margin percentage increase in our EMEA segment was primarily due to higher service gross margin in this geographic segment and favorable product mix, partially offset by negative impacts from productivity.
The APJC segment gross margin percentage increase was driven by favorable product mix and favorable pricing, partially offset by negative impacts from productivity.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent	April 30, 2022	May 1, 2021	Variance in Dollars	Variance in Percent
Research and development	$1,708	$1,697	$11	1%	$5,092	$4,836	$256	5%
Percentage of revenue	13.3%	13.3%			13.2%	13.2%
Sales and marketing	2,209	2,317	(108)	(5)%	6,736	6,811	(75)	(1)%
Percentage of revenue	17.2%	18.1%			17.5%	18.6%
General and administrative	517	603	(86)	(14)%	1,612	1,631	(19)	(1)%
Percentage of revenue	4.0%	4.7%			4.2%	4.4%
Total	$4,434	$4,617	$(183)	(4)%	$13,440	$13,278	$162	1%
Percentage of revenue	34.5%	36.1%			34.9%	36.2%
Our third quarter of fiscal 2022 had one less week compared with the corresponding period of fiscal 2021 which had an extra week.
R&D Expenses
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
R&D expenses increased slightly due to higher share-based compensation expense, partially offset by lower contracted services spending and lower headcount-related expenses. The extra week in the third quarter of fiscal 2021 contributed to the decrease in headcount-related expenses.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
R&D expenses increased primarily due to higher headcount-related expenses, higher contracted services spending, higher share-based compensation expense and higher acquisition-related costs, partially offset by lower discretionary spending.
Sales and Marketing Expenses
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Sales and marketing expenses decreased due to lower headcount-related expenses, driven by lower variable compensation expense, and lower contracted services spending, partially offset by higher discretionary spending. The extra week in the third quarter of fiscal 2021 contributed to the decrease in headcount-related expenses.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Sales and marketing expenses decreased primarily due to lower headcount-related expenses and lower contracted services spending, partially offset by higher discretionary spending. The extra week in the first nine months of fiscal 2021 contributed to the decrease in headcount-related expenses.
G&A Expenses
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
G&A expenses decreased due to lower headcount-related expenses, lower contracted services spending, lower discretionary spending and lower acquisition and divestitures related costs, partially offset by certain non-recurring charges recognized due to the Russia and Ukraine war. The extra week in the third quarter of fiscal 2021 contributed to the decrease in headcount-related expenses.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
G&A expenses decreased due to lower contracted services spending, lower headcount-related expenses, partially offset by higher acquisition and divestiture related costs and certain non-recurring charges recognized due to the Russia and Ukraine war. The extra week in the first nine months of fiscal 2021 contributed to the decrease in headcount-related expenses.
Effect of Foreign Currency
In the third quarter of fiscal 2022, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $51 million, or 1.1%, compared with the third quarter of fiscal 2021.
In the first nine months of fiscal 2022, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $50 million, or 0.4%, compared with the first nine months of fiscal 2021.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Amortization of purchased intangible assets:
Cost of sales	$180	$187	$583	$513
Operating expenses	92	61	255	136
Total	$272	$248	$838	$649
For each of the third quarter and first nine months of fiscal 2022, the increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions and impairment charges of $15 million recorded in the third quarter and first nine months of fiscal 2022. The impairment charges were primarily due to declines in estimated fair value resulting from reductions in or the elimination of expected future cash flows associated with certain of our technology and IPR&D intangible assets.
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
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 30, 2022	May 1, 2021	April 30, 2022	May 1, 2021
Operating income	$3,610	$3,465	$10,535	$9,258
Operating income as a percentage of revenue	28.1%	27.1%	27.4%	25.2%
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
Operating income increased by 4%, and operating income as a percentage of revenue increased by 1.0 percentage points. These changes resulted primarily from a decrease in operating expenses.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
Operating income increased by 14%, and operating income as a percentage of revenue increased by 2.2 percentage points. These changes resulted primarily from a revenue increase and lower restructuring and other charges partially offset by a gross margin percentage decrease (driven by negative impacts from productivity partially offset by favorable pricing).

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	April 30, 2022	May 1, 2021	Variance in Dollars
Interest income	$115	$153	$(38)	$347	$488	$(141)
Interest expense	(90)	(111)	21	(267)	(336)	69
Interest income (expense), net	$25	$42	$(17)	$80	$152	$(72)
For each of the third quarter and first nine months of fiscal 2022, the decrease in interest income was driven by lower interest rates and lower average balances of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 30, 2022	May 1, 2021	Variance in Dollars	April 30, 2022	May 1, 2021	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$2	$22	$(20)	$18	$46	$(28)
Marketable equity investments	(19)	2	(21)	(32)	1	(33)
Privately held investments	166	95	71	492	120	372
Net gains (losses) on investments	149	119	30	478	167	311
Other gains (losses), net	17	(35)	52	(32)	(50)	18
Other income (loss), net	$166	$84	$82	$446	$117	$329
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
The change in net gains (losses) on available-for-sale debt investment was primarily attributable to lower realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on privately held investments was primarily due to higher net realized gains and higher net unrealized gains. The change in other gains (losses), net was primarily driven by favorable impacts from foreign exchange.
Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
The change in net gains (losses) on available-for-sale debt investments was primarily attributable to lower realized gains as a result of market conditions, and the timing of sales of these investments. The change in net gains (losses) on marketable equity investments was attributable to market value fluctuations and the timing of recognition of gains and losses. The change in net gains (losses) on privately held investments was primarily due to higher net realized gains and higher net unrealized gains. The change in other gains (losses), net was primarily driven by favorable impacts from foreign exchange, partially offset by higher donation expense and impacts from our equity derivatives.
Provision for Income Taxes
Three Months Ended April 30, 2022 Compared with Three Months Ended May 1, 2021
The provision for income taxes resulted in an effective tax rate of 19.9% for the third quarter of fiscal 2022 compared with 20.3% for the third quarter of fiscal 2021. The decrease in the effective tax rate was primarily due to a decrease in nondeductible acquisition-related costs in the third quarter of fiscal 2022 as compared to the third quarter of fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 30, 2022 Compared with Nine Months Ended May 1, 2021
The provision for income taxes resulted in an effective tax rate of 18.7% for the first nine months of fiscal 2022 compared with 20.4% for the first nine months of fiscal 2021. The decrease in the effective tax rate was primarily due to an increase in the tax benefit from share-based compensation windfall and a decrease in audit settlement expense in the first nine months of fiscal 2022 as compared to the first nine months of fiscal 2021.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 30, 2022	July 31, 2021	Increase (Decrease)
Cash and cash equivalents	$6,952	$9,175	$(2,223)
Available-for-sale debt investments	12,914	15,206	(2,292)
Marketable equity securities	242	137	105
Total	$20,108	$24,518	$(4,410)
The net decrease in cash and cash equivalents and investments in the first nine months of fiscal 2022 was driven by cash returned to stockholders in the form of repurchases of common stock of $5.3 billion, cash dividends of $4.7 billion, a net decrease in debt of $2.0 billion, net cash paid for acquisitions and divestitures of $0.4 billion and capital expenditures of $0.3 billion. These uses of cash were partially offset by cash provided by operating activities of $9.5 billion.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 30, 2022	May 1, 2021
Net cash provided by operating activities	$9,549	$10,950
Acquisition of property and equipment	(338)	(530)
Free cash flow	$9,211	$10,420
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2022
April 30, 2022	$0.38	$1,555	5	$54.20	$252	$1,807
January 29, 2022	$0.37	$1,541	82	$58.36	$4,824	$6,365
October 30, 2021	$0.37	$1,561	5	$56.49	$256	$1,817

Fiscal 2021
July 31, 2021	$0.37	$1,562	15	$53.30	$791	$2,353
May 1, 2021	$0.37	$1,560	10	$48.71	$510	$2,070
January 23, 2021	$0.36	$1,521	19	$42.82	$801	$2,322
October 24, 2020	$0.36	$1,520	20	$40.44	$800	$2,320
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $17.6 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	April 30, 2022	July 31, 2021	Increase (Decrease)
Accounts receivable, net	$5,783	$5,766	$17
Our accounts receivable net, as of April 30, 2022 was flat as compared with the end of fiscal 2021, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2022 compared with the fourth quarter of fiscal 2021.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	April 30, 2022	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Inventories	$2,231	$1,559	$1,282	$672	$949
Inventory purchase commitments	$13,099	$10,254	$4,406	$2,845	$8,693
Inventory deposits and prepayments	$1,137	$162	$117	$975	$1,020
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 30, 2022	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Less than 1 year	$10,698	$6,903	$3,994	$3,795	$6,704
1 to 3 years	2,401	1,806	412	595	1,989
3 to 5 years	—	1,545	—	(1,545)	—
Total	$13,099	$10,254	$4,406	$2,845	$8,693
Inventories and inventory purchase commitments increased as compared to the prior fiscal periods as we increased our balances in order to address significant supply constraints seen industry-wide. Inventory as of April 30, 2022 increased by 43% and 74% from our inventory balances at the end of fiscal 2021 and fiscal 2020, respectively. Inventory purchase commitments with contract manufacturers and suppliers increased by 28% and 197% from our balances at the end of fiscal 2021 and fiscal 2020, respectively. These increases compared with the end of fiscal 2021 and fiscal 2020 were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as a result of the supply constraints. The increase in inventory deposits and prepayments from the end of fiscal 2021 and fiscal 2020 were primarily due to advance payments with suppliers to secure future supply. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements. Our inventory deposits and prepayments are to secure future supply with our contract manufacturers and suppliers. As discussed, our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 30, 2022	July 31, 2021	Increase (Decrease)
Lease receivables, net	$1,302	$1,697	$(395)
Loan receivables, net	4,412	5,117	(705)
Financed service contracts, net	2,049	2,450	(401)
Total, net	$7,763	$9,264	$(1,501)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 16%, as compared with the end of fiscal 2021.
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
The volume of channel partner financing was $20.3 billion and $19.5 billion for the first nine months of fiscal 2022 and 2021, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion as of each of April 30, 2022 and July 31, 2021. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners or end-user customers. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner and end-user financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 30, 2022, the total maximum potential future payments related to these guarantees was approximately $148 million, of which approximately $19 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 30, 2022	July 31, 2021
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	$2,000
3.00%	June 15, 2022	500	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$9,500	$11,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 30, 2022.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of April 30, 2022 and July 31, 2021.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of April 30, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.

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
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	April 30, 2022	July 31, 2021	Increase (Decrease)
Product	$13,416	$13,270	$146
Service	16,789	17,623	(834)
Total	$30,205	$30,893	$(688)

Short-term RPO	$16,241	$16,289	$(48)
Long-term RPO	13,964	14,604	(640)
Total	$30,205	$30,893	$(688)
Total remaining performance obligations as of April 30, 2022 decreased 2% compared to the end of fiscal 2021. Remaining performance obligations for product increased 1% compared to the end of fiscal 2021. Remaining performance obligations for service decreased 5%. We expect approximately 54% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 30, 2022	July 31, 2021	Increase (Decrease)
Product	$9,835	$9,416	$419
Service	12,458	12,748	(290)
Total	$22,293	$22,164	$129
Reported as:
Current	$12,249	$12,148	$101
Noncurrent	10,044	10,016	28
Total	$22,293	$22,164	$129
Deferred product revenue increased primarily due to increased deferrals related to our recurring software offerings. The decrease in deferred service revenue was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of April 30, 2022 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $6.2 billion. Approximately $0.7 billion is payable in less than one year; $3.2 billion is payable between 1 to 3 years; and $2.3 billion is payable between 3 to 5 years.
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
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.4 billion and $0.2 billion as of April 30, 2022 and July 31, 2021, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of April 30, 2022 there were no material unconsolidated variable interest entities.
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
Liquidity and Capital Resource Requirements
While the COVID-19 pandemic and the Russia and Ukraine war have not materially impacted our liquidity and capital resources to date, it has led to increased disruption and volatility in capital markets and credit markets. These events and resulting economic uncertainty could adversely affect our liquidity and capital resources in the future. Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs (including inventory and other supply related payments), capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future customer financings, and other liquidity requirements associated with our operations. We expect increased payments related to inventory and other supply related payments through at least the next 12 months. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of April 30, 2022. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 30, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 30, 2022, our financing receivables had a carrying value of $7.8 billion, compared with $9.3 billion as of July 31, 2021. As of April 30, 2022, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 30, 2022, we had $9.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $9.4 billion, and the related fair value based on market prices was $10.1 billion. As of April 30, 2022, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $2.0 billion of hedged debt, by a decrease or increase of approximately $0.3 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $242 million and $137 million as of April 30, 2022 and July 31, 2021, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in privately held investments was $1.9 billion and $1.5 billion as of April 30, 2022 and July 31, 2021, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 30, 2022		July 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,763	$(67)	$2,441	$(14)
Sold	$1,738	$55	$1,698	$12
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2022, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $50 million, or 0.4%, compared with the first nine months of fiscal 2021. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. Beginning in the second half of fiscal 2020, the COVID-19 pandemic impacted our financial results and business operations. We continue to manage through significant supply constraints seen industry-wide due to component shortages which have resulted in extended lead times and higher supply chain costs, and for which the duration of such constraints is uncertain. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain.
The COVID-19 pandemic and the responsive measures taken in many countries have adversely affected and could in the future materially adversely affect our business, results of operations and financial condition. Shelter-in-place and/or lockdown orders globally and other measures have and could in the future impact our supply chain. In addition, current and future restrictions or disruptions of transportation, such as reduced availability of air transport, port closures, and increased border controls or closures, can also impact our ability to meet customer demand and could materially adversely affect us. Our customers have also experienced, and may continue to experience, disruptions in their operations, which can result in delayed, reduced, or canceled orders, and increased collection risks, and which may adversely affect our results of operations.
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
The extent of the impact of the COVID-19 pandemic on our operational and financial performance is currently uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic, the efficacy of available vaccines, the imposition of protective public safety measures, and the impact of the pandemic on the global economy. Potential negative impacts of these external factors include, but are not limited to, material adverse effects on demand for our products and services; our supply chain and sales and distribution channels; collectability of customer accounts; our ability to execute strategic plans; impairments; and our profitability and cost structure. To the extent the COVID-19 pandemic adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating the other risks discussed in this “Risk Factors” section.
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
The global macroeconomic environment continues to be challenging and inconsistent, and is being significantly impacted by the COVID-19 pandemic. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the Russia and Ukraine war), the significant impacts of the COVID-19 pandemic, and related market uncertainty. Our revenue may grow at a slower rate than in past periods, as it did in the third quarter of fiscal 2022 on a year-over-year basis, or decline as it did in certain prior periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry-wide due to component shortages, caused in part by the COVID-19 pandemic. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results. For additional information and a further discussion of current impacts and risks related to our significant supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We continue to manage through significant supply constraints seen industry-wide due to component shortages, including significant constraints with certain critical components which prevents us from completing manufacturing of certain of our products, and for which the duration of such constraints is uncertain. For example, we saw an additional unanticipated supply challenge with COVID-19 related lockdowns in certain parts of China in the third quarter of fiscal 2022 that resulted in a severe shortage of certain critical components, and for which we expect the duration of such China-related supply challenge will continue at least into the fourth quarter of fiscal 2022. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry-wide due to component shortages, caused in part by the COVID-19 pandemic. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information and a further discussion of current impacts and risks related to our significant supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins declined in the first nine months of fiscal 2022, and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Secure, Agile Networks and Collaboration products, in addition to longer sales cycles. Service provider product orders decreased in certain prior periods, and at various times in the past, including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental protection regulations (including new laws and regulations related to climate change), trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics, such as the COVID-19 pandemic, which could continue to affect customer purchasing decisions; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
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
We are a party to lawsuits in the normal course of our business. Additionally, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to the Russia and Ukraine war and related trade restrictions and sanctions. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.2% of our total assets at the end of fiscal 2021. Litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
Terrorism, war, and other events may harm our business, operating results and financial condition.
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected. See “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Russia and Ukraine War” for a discussion of the impact on Cisco’s business of the on-going Russia and Ukraine war.
There can be no assurance that our operating results and financial condition will not be adversely affected by our incurrence of debt.
As of the end of the third quarter of fiscal 2022, we have senior unsecured notes outstanding in an aggregate principal amount of $9.5 billion that mature at specific dates from calendar year 2022 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of April 30, 2022. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity, responsible sourcing and social investments, and other matters, in our annual Purpose Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. For example, in September 2021, we announced our commitment to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the enhanced power efficiency of our products, the adoption of renewable energy at customer sites, and the adoption of certain of our products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero commitment or other ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.
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
Risks Related to Cybersecurity and Regulations
Cyber attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks or data breaches on our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We experience cyber attacks and other attempts to gain unauthorized access to our products, services, and IT environment on a regular basis, and we anticipate continuing to be subject to such attempts as cyber attacks become increasingly sophisticated and more difficult to predict and protect against. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored or processed (including servers, data centers and cloud-based solutions operated by third parties on which we rely) (collectively, our “IT environment”), are vulnerable to cyber attacks, data breaches, malware, inadvertent error, disruptions from unauthorized access, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents (which cyber attack or related activity may intensify during periods of diplomatic or armed conflict, such as the Russia and Ukraine war). Such events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our products, services, and IT environment or those of our customers or third-party providers we rely on, or result in confidential information stored on our systems, our customers’ systems, or other third-party systems being improperly accessed, processed, disclosed now or in the future, or be lost or stolen. For example, in December 2021, multiple vulnerabilities were reported for the widely used Java logging library, Apache Log4j. We reviewed the use of this library within our products and services, its use in our enterprise IT environment, and its use by our third-party providers, and have taken steps to mitigate these vulnerabilities, including by providing security updates for affected products to our customers. We have not to date experienced a material event related to a cybersecurity matter; however, the occurrence of any such event in the future could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts are costly to implement and may not be successful. Breaches of security in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our products, services, and IT environment, could, in each case, result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or security defects which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Customers may also need to test security updates before they can be deployed, which can delay implementation. When customers do not deploy security updates in a timely manner, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the security update, they may be left vulnerable. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Our actual or perceived failure to adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including for regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) applies to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data. Additionally, we are subject to California’s Consumer Privacy Act and other laws, regulations and obligations that relate to the handling of personal data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, economic sanctions and changes to export control requirements, have impacted and may continue to impact our ability to sell and support our products and services. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Additional areas of uncertainty that could impact sales of our products and services include laws and regulations related to trade, encryption technology, environmental sustainability (including climate change), human rights, product certification, and national security controls applicable to our supply chain. For example, new laws and regulations in response to climate change could result in increased energy efficiency requirements for our products and increased compliance and energy costs. Changes in regulatory requirements in any of these areas could have a material adverse effect on our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 30, 2022 to February 26, 2022	—	$55.37	—	$17,838
February 27, 2022 to March 26, 2022	2	$55.42	2	$17,734
March 27, 2022 to April 30, 2022	3	$53.04	3	$17,607
Total	5	$54.20	5
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $17.6 billion with no termination date.
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
During the quarter ended April 30, 2022, a subsidiary of Cisco filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling Cisco or our subsidiaries to import and distribute certain products in Russia. Neither Cisco nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither Cisco nor our subsidiaries sell to the FSB. In March 2022, in connection with the Russian invasion of Ukraine, Cisco announced its intention to stop business operations in Russia and Belarus for the foreseeable future. As a result, Cisco and its subsidiaries do not expect to make any new notifications with, or applications for import licenses or permits from, the FSB.

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

Cisco Systems, Inc.

Date:	May 25, 2022	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)