Form 10-K
period 2022-07-30
CISCO SYSTEMS, INC.
filed 2022-09-08
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 28, 2022 as reported by the Nasdaq Global Select Market on that date: $230.8 billion
Number of shares of the registrant’s common stock outstanding as of September 2, 2022: 4,108,844,167
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2022 Annual Meeting of Stockholders, to be held on December 8, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, future responses to and effects of the COVID-19 pandemic, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below, under “Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
We were incorporated in California in 1984 and reincorporated in Delaware in 2021. Our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our website is www.cisco.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC) at sec.gov: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports or other information filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information published on our website, or any other website referenced herein, is not incorporated into this report.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace. In this dynamic environment, we believe their priorities are to reimagine applications, power hybrid work, transform infrastructure, and secure the enterprise.
Our strategy is to help our customers connect, secure, and automate to accelerate their digital agility in a cloud-first world. We are committed to driving a trusted customer experience, through our innovation, choice, and people.

Customer Priorities
Reimagine Applications
In our view, over the next several years, customers will be increasingly writing modern software applications that can run on any hybrid cloud, and will be adding billions of connections to their environments. In a multicloud environment, customers have to reimagine how they design, develop and deploy their applications. They need to be able to build applications quickly, deploy them nearly anywhere, monitor experiences, and act in real time.
We believe we are uniquely positioned to enable successful business outcomes for customers in hybrid and multicloud environments. In our view, networks are increasingly critical to business success and we believe our customers will benefit from the insights and intelligence that we are making accessible through our highly differentiated platforms.
We are continuing our commitment to deliver full stack observability from the application to the infrastructure to give our customers greater insights that enable faster, better decision making. We are doing this through adding key elements to our portfolio, such as: infrastructure optimization with Intersight, network monitoring with technology from ThousandEyes, application performance monitoring with AppDynamics, as well as our security innovations.
Power Hybrid Work
Since the COVID-19 pandemic began, the world has shifted to a hybrid work environment, and we believe that our customers are looking to support a blend of onsite and offsite workers. To enable a hybrid workforce, customers require secure access, collaboration, and technologies to empower their teams to connect seamlessly and to work from anywhere.
Customers are looking to us to help improve how their people communicate, collaborate and to increase productivity. At Cisco, we are focused on providing and delivering highly secure collaboration experiences to help our customers create a secure hybrid work environment.
We believe our collaboration portfolio, which includes our subscription-based Webex conferencing platform, with meetings, devices, calling and messaging, is at the center of our customers’ strategy for enabling their teams to be more productive and secure. To help our customers transform their workplaces, we continue to invest to expand our capabilities by introducing new Webex Calling innovations in the Webex Suite to improve work flexibility, reliability, and quality. Additionally, we also launched new devices for hybrid work — the Webex Room Bar and a Cisco Video Phone.
Transform Infrastructure
In an increasingly digital and connected world, where each new connection to the Internet puts more demand on the network, our customers are looking to modernize and transform their infrastructure in an automated way in order to manage and monitor each connection in real time. Our strategy to help our customers transform their infrastructure with the network at the core began with Software-Defined Access (SD-Access) technology, one of our leading enterprise architectures, and continued with the launch of our Catalyst 9000 series of switches.
We have continued to transform our enterprise access portfolio by bringing together several technologies to form the only integrated architecture with built-in simplicity, automation and security at the foundation. This architecture is designed to enable our customers to securely connect their users and devices to applications and data over any network, no matter where they are.
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
To further our innovation in this area, we are applying the latest technologies, such as machine learning and advanced analytics, to operate and enhance network capabilities. These network product offerings are designed to help enable customers to detect cybersecurity threats, even in encrypted traffic. As such, we have created, in our view, the only network that is designed for security while also helping to maintain privacy.
Our customers are operating in multicloud environments with private, public and hybrid clouds. For the data center, our strategy is to deliver multicloud architectures that bring policy and operational consistency, regardless of where applications or data reside, by extending our Application Centric Infrastructure (ACI) and our hyperconverged offerings. We continue to invest in our data center portfolio to help meet the growing demand for cloud-delivered technologies. Our recently launched Nexus Cloud platform is designed to help our customers deploy, manage, and operate their data center networks from the cloud.

Our technology strategy for the Internet for the Future is aimed at addressing the broad adoption of multicloud and application environments. We continue to make significant investments in the development of software, silicon and optics — which we believe are the building blocks for the Internet for the Future.
We introduced Cisco Silicon One, a single unified silicon architecture, as well as the Cisco 8000 carrier-class router family built on Cisco Silicon One and our operating system, Cisco IOS XR7. We have also expanded our Cisco Silicon One platform from a routing focused solution to one which addresses the webscale switching market. By combining our routed optical networking solution integrating our routers with pluggable optics, we are able to further help deliver cost savings to our customers.
Secure the Enterprise
With the rapid growth in modern applications, and with more distributed work environments, securing the enterprise has become more complex and difficult for our customers to manage. We believe every organization requires new or enhanced security architectures to defend against increasing cyber attacks. Our security strategy is focused on delivering a simple and effective cyber-security architecture combining network, cloud and endpoint-based solutions that recognizes the critical importance of data privacy.
We are investing significant resources across our security portfolio focused on cloud-based offerings, artificial intelligence-driven threat detection and end-to-end security architectures. We recently unveiled our strategic plan for a global, cloud-delivered, integrated platform that secures and connects organizations of any shape and size. Cisco Security Cloud is designed to be the most open, end-to-end, security platform across hybrid multi-cloud environments, while also minimizing the attack surface and automating security policies across an organization’s environment. This extends to our secure access service edge (SASE) framework and Zero Trust architecture, where we have developed a cloud-delivered stack. We are also delivering unified detection and response capabilities with Cisco SecureX, our cloud-native platform, which is a built-in platform that connects our Cisco Secure portfolio and our customers’ infrastructure. Additionally, we recently announced new offerings aimed at securing our customers’ operations with Talos On-Demand, allowing for custom research on the threat environment, and Secure Cloud Analytics, which leverages the network as a sensor to detect threats across network infrastructure, both on-premises and in private and public clouds.
Strategic Pillars
To execute on our strategy and address our customer priorities, we are focusing on the following six strategic pillars:
•Secure, Agile Networks — Build networking solutions with built-in simplicity, security, agility and automation that can be consumed as-a-service.
•Optimized Application Experiences — Enable greater speed, agility and scale of cloud-native applications.
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
We are also accelerating our efforts to enable the delivery of network functionality as a service as our customers increasingly want to consume technologies in flexible ways. We made the initial step with our as-a-service portfolio, Cisco Plus, and our first offer, Cisco Plus hybrid cloud, which combines our data center compute, networking and storage portfolio. Cisco Plus includes our plans to deliver networking-as-a-service, which is designed to unify networking, security and observability across access, wide area network (WAN), and cloud domains.
Transforming our Business Model
We are transforming our offerings to meet the evolving needs of our customers. Historically, our various networking technology products have aligned with their respective product categories. However, increasingly our offerings are crossing multiple product categories. As our core networking offerings evolve, we expect we will add more common software features across our core networking platforms. We are increasing the amount of software offerings that we provide and the proportion of subscription software offerings. We have various software offerings that fall into the broad categories of subscription arrangements and perpetual licenses. Our subscription arrangements include term software licenses and associated service arrangements, as well as SaaS.

As part of the transformation of our business, we continued to make strides to develop and sell more software and subscription-based offerings. We are also focused on the entire customer lifecycle to drive expansion and renewals. We will continue to invest in network-as-a-service offerings to provide our customers with flexibility in how they want to consume our technologies.
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
Secure, Agile Networks
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
Our Switching portfolio encompasses campus switching as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and IoT services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching are our Catalyst 9000 series of switches that include hardware with embedded software, along with a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features and can be centrally monitored, managed, and configured. With the expansion of WiFi-6, we have expanded our portfolio to include multigigabit technology in our switches in order to manage higher bandwidth and manage network speed. Our data center switching offerings provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers. We continue to add greater visibility and analytics across our networks and applications, enabling us to deliver better experiences for our customers.
Our Enterprise Routing portfolio interconnects public and private wireline and mobile networks, delivering highly secure and reliable connectivity to campus, data center and branch networks for our large to small enterprise and commercial customers. Our routing solutions are designed to meet the scale, reliability, and security needs of our customers.
Our Wireless portfolio provides indoor and outdoor wireless coverage designed for seamless roaming use of voice, video, and data applications. These products include wireless access points that are standalone, controller appliance-based, switch-converged, and Meraki cloud-managed offerings.
Our Compute portfolio incorporates various technologies and solutions including the Cisco Unified Computing System, HyperFlex, our hyperconverged offering, and software management capabilities, which combine computing, networking, and storage infrastructure management and virtualization to deliver agility, simplicity, and scale.
Internet for the Future
Our Internet for the Future product category consists of our routed optical networking, 5G, silicon and optics solutions. We are focusing on transforming connectivity to the Internet and the cloud environment by efficiently meeting the growing demand for low-latency and higher speeds. Our routed optical networking systems, based on our Silicon One and pluggable optic solutions, allow us to transform the economics of building and operating networks for our service provider customers, including our webscale customers. We believe silicon and optics are foundational technologies for the continued buildout of the Internet. As connection speeds increase, optics become increasingly important in our view.
Collaboration
Our Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and Communication Platform as a Service (CPaaS) offerings. Our offerings within the Collaboration portfolio consist of software offerings, including perpetual licenses and subscription arrangements, as well as hardware. Our Collaboration strategy is to power hybrid work by reimagining employee and customer experiences to be more inclusive and engaging by providing technology that enables distributed teams to collaborate effortlessly. We offer end-to-end collaboration solutions that can be delivered from the cloud, on-premise or within hybrid cloud environments allowing customers to transition their collaboration solutions from on-premise to the cloud. Artificial intelligence (AI) and machine learning capabilities are embedded across the Webex portfolio, providing collaboration experiences that integrate people insights, relationship and audio intelligence to help improve productivity. Our CPaaS is a cloud communications platform that integrates communication channels and existing back-end business systems together to help enable the orchestration and automation of all customer and employee interactions.
End-to-End Security
The End-to-End Security product category consists of our Network Security, Cloud Security, Security Endpoints, Unified Threat Management and Zero Trust offerings. Security continues to be a leading priority for our customers, regardless of size or industry. We continue to invest in resources across our security portfolio focused on cloud-based offerings, AI-driven threat detection and end-to-end security architectures.
Our SecureX solution provides unified visibility and detection across our entire portfolio to help our customers connect our integrated security portfolio and existing security infrastructure to provide simplicity, visibility, and efficiency. Secure Access by Duo is our core solution for identity verification and secure remote access. Our technology, Cisco+ Secure Connect solution, combines network and security functionality in a single, cloud-native service to help secure access wherever users and applications reside. Additionally, we continue to invest in expanding our SASE architecture by delivering combined network and security functionality in a single cloud-native service.
Optimized Application Experiences
The Optimized Application Experiences product category consist of our full stack observability and cloud-native platform offerings. Our full stack observability offerings are designed to bring together and provide end-to-end visibility of our customer’s environments across applications, networks, multi-cloud infrastructures and the Internet, to help deliver full stack observability for modern environments and drive relevant real-time insights. Our Intersight platform offers a foundational container platform and infrastructure as code capabilities to simplify deployment and provisioning for our customers. Our monitoring and analytics offering, AppDynamics, monitors performance across different application-related domains. Our network services offering, ThousandEyes, provides a 360-degree view of hybrid digital ecosystems—across cloud, SaaS and the Internet—by combining Internet and WAN visibility, testing of web-based user experiences, end-user monitoring and Internet Insights.
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
Enterprise
Enterprise businesses are large regional, national, or global organizations with multiple locations or branch offices. Many enterprise businesses have unique IT, collaboration, and networking needs within a multivendor environment. We offer service and support packages, financing, and managed network services, primarily through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners, as well as selling directly to these customers.
Commercial
The commercial market represents larger, or midmarket and small businesses. We sell to our midmarket customers through a combination of our direct sales force and channel partners. These customers typically require the latest advanced technologies that our enterprise customers demand, but with less complexity. Small businesses require information technologies and communications products that are easy to configure, install, and maintain. We sell to these smaller organizations within the commercial market primarily through channel partners.
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
Sales Overview
As of the end of fiscal 2022, our worldwide sales and marketing functions consisted of approximately 26,000 employees, including managers, sales representatives, and technical support personnel. We sell our products and services both directly and through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other resellers, and distributors.
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
For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment;” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations;” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition;” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows;” and “Cyber attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks or data breaches on our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business,” among others.
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
Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and accelerate new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or new market creation. Companies with which we have added or expanded strategic alliances during fiscal 2022 and in recent years include Apple Inc., Equinix Inc., Google LLC, International

Business Machines Corporation, Microsoft Corporation, Samsung Electronics Co., Ltd., and Amazon Web Services LLC, among others.
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
Our competitors (in each case relative to only some of our products or services) include: Amazon Web Services LLC; Arista Networks, Inc.; Broadcom Inc.; Check Point Software Technologies Ltd.; Ciena Corporation; CrowdStrike Holdings, Inc.; Datadog Inc.; Dell Technologies Inc.; Dynatrace Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Palo Alto Networks, Inc.; RingCentral, Inc.; Ubiquiti Inc.; VMware, Inc.; Zoom Video Communications, Inc.; and Zscaler, Inc.; among others.
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

Research and Development
We regularly introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Secure, Agile Networks; Internet for the Future; Collaboration; End-to-End Security; Optimized Application Experiences; and Other Product technologies. Our research and development expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Our expenditures for research and development costs were expensed as incurred.
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
Government Regulation
We are subject to numerous regulations and laws in the United States and abroad that involve matters central to our business. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters including privacy, data protection and personal information, tax, trade, encryption technology, environmental sustainability (including climate change), human rights, product certification, and national security.
A failure, or alleged failure, by us to comply with regulations or laws could have a material adverse effect on our business, operating results, or financial condition. For additional information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factor entitled “Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services” and Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
Talent and Culture
At Cisco, we value our people, our technology, with a focus on helping to change the world for the better and our purpose to Power an Inclusive Future for All. Our goal is to attract, retain, and develop talent in order to help our customers connect, secure and automate to accelerate their digital agility. Our relationship with our employees is one of mutual benefit, our employees bring talent and ingenuity to everything we do. In turn, we provide employees meaningful careers and development opportunities. As a testament to this, Cisco has been named as the number one place to work on the “World’s Best Workplaces List” by Fortune Magazine for 2019, 2020 and 2021. Cisco was also named the number one place to work of the Fortune 500 in 2021 by Great Places to Work. In addition, Cisco has been named the number one place to work in 14 countries around the world by Great Places to Work.

As of July 30, 2022, we had approximately 83,300 full-time employees and they are categorized as follows:
We support our employees through times of change and enable them to be their best. We do this by fostering a Conscious Culture. Conscious Culture means we act with dignity, respect, fairness, and equity in our interactions with one another, and we take steps to build a culture that allows us to become a catalyst for social change. By intentionally working to create and cultivate an inclusive work environment where employees can thrive, we believe Cisco is helping to bring about a better world.
In the same way that every employee at Cisco is responsible for our Conscious Culture, we also want every employee to feel responsible for and contribute to our purpose to Power an Inclusive Future for All. This is as much a commitment from Cisco as it is from our employees. Our people often ask the toughest questions around how we are impacting society for the better, from addressing homelessness to combating climate change. And often the best ideas for how we can do even more come directly from them. Future employees expect it too. More and more talent want to work for a company where their work has meaning and where they feel they have purpose.
Inclusion & Diversity
Inclusion and diversity are core components in our Conscious Culture. Inclusivity is our strength and our priority. We want every employee to feel valued, respected, and heard. We are prioritizing inclusion and diversity across the company, recognizing that connecting people of all experiences and backgrounds allows us to innovate and collaborate. In order to continue accelerating diversity and finding extraordinary talent, we have designed a framework that includes introducing new tools and technologies to help accurately map the talent market, creating job roles that attract highly qualified diverse candidates, and expanding the diversity within our interview panels.
We currently have a total of 27 Inclusive Communities comprised of 11 Employee Resource Organizations and 16 Employee Networks supporting full-spectrum diversity globally, including gender, ethnicity, race, orientation, age, ability, veteran status, religion, culture, background, as well as varied experiences, strengths, and perspectives. These thriving communities continue to be a source of strength and support for employees, and they help to foster a more conscious culture by providing opportunities for proximity and learning.
Cisco has signed the CEO Action for Diversity and Inclusion Pledge. The CEO Action for Diversity & Inclusion Pledge is a CEO-driven business commitment to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace. We are delivering on this pledge by accelerating diversity across the full-spectrum of diversity — including gender, age, race, ethnicity, orientation, ability, nationality, religion, veteran status, background, culture, experience, strengths and perspectives. At Cisco, it starts at the top: 38% of our Executive Leadership Team (ELT) are women and 46% are diverse in terms of gender or ethnicity.
We publish certain gender diversity and ethnic diversity workforce data annually. Across our global company, we have driven broad improvements in overall workforce diversity. Based on our fiscal 2021 data which excludes certain acquisitions, our global employee base was 28% female and 72% male, and our U.S. employee base was comprised of the following ethnicities: 51.5% White/Caucasian, 35.2% Asian, 6.2% Hispanic/Latino, 4.8% African American/Black, 1.8% two or more races (Not Hispanic or Latino), and 0.5% additional groups (including American Indian, Alaska Native, Native Hawaiian or Other Pacific Islander).
With respect to social justice, Cisco has been partnering across the globe to multiply our positive impact throughout our communities. We have published our Social Justice Beliefs & Actions, which is our blueprint for how we respond to injustice and address inequity for any community. This work is part of a plan for Cisco to drive transformational, generational impact for vulnerable communities. Our Inclusive Future Action Office helps drive progress and excellence in our strategic actions in this area, which are designed to address the broader ecosystem including our employees, partners, customers and suppliers.

Our Inclusive Future Action Office is focused on driving impacts through our strategic actions in the African American/Black community, and these actions will be the blueprint for how we help address inequity in communities around the world in the future. We are creating actions that can be replicated and scaled and are designed to cover the full spectrum of diversity, inclusive of gender, generation, race, ethnicity, orientation, ability, nationality and background — the foundation of our Conscious Culture.
Compensation and Benefits
Our total compensation philosophy is designed to attract, reward and retain talent. It provides market competitive, performance-based compensation aligned with each employee’s contribution and impact to the value we drive to our customers, partners and stockholders. We reward and recognize our employees for effecting innovation, collaboration, profitability, and growth within our geographies, product lines, and functions.
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
Health & Well-being
We have an ongoing commitment to focus on the health, safety, and well-being of our employees. We provide our employees and their families high-quality, flexible and convenient benefits and resources for their physical, mental, and financial well-being. Since the start of the COVID-19 pandemic, employees have continually had to focus on how to balance careers and personal lives, all while managing their own physical, emotional, and financial health. We developed a COVID-19 response and recovery strategy with a focus on both physical and mental health, recognizing the need to create an environment where employees can speak openly about mental health. In fiscal 2022, we continued to offer employees “A Day for Me,” which were paid days off that allowed for each individual to recharge and rest. We have moved towards a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Cisco locations.
Employee Development
We believe in open-ended, self-directed learning, understanding that each individual knows what skills and resources they need to succeed. We encourage employees to explore assignments outside of their daily work and encourage everyone to harness their strengths and improve the way we all work. Employees choose their own career paths and we support that choice by providing them with tools and resources to help them achieve their career goals.
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
In fiscal 2022, we have seen high level of employee engagement. For example, there were approximately 2.1 million Team Space Check-Ins by our employees in fiscal 2022, reflecting 87% of employees submitting Team Space Check-Ins. Employees also participate in our global Engagement Pulse Survey and the Real Deal Survey. These surveys allow our employees to provide confidential feedback on our culture, company strategy and trust in their direct leaders.
Purpose Report
Additional information regarding Cisco’s ESG initiatives and our people, as well as our workforce diversity data, can be found in our Purpose Report and related supplemental information, which are located on our ESG Reporting Hub at https://www.cisco.com/c/m/en_us/about/csr/esg-hub.html. The contents of our Purpose Report and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2022 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	56	Chair and Chief Executive Officer
R. Scott Herren	60	Executive Vice President and Chief Financial Officer
Maria Martinez	64	Executive Vice President and Chief Operating Officer
Jeff Sharritts	54	Executive Vice President and Chief Customer and Partner Officer
Deborah L. Stahlkopf	52	Executive Vice President and Chief Legal Officer
Mr. Robbins serves as our Chief Executive Officer since July 2015, as a member of the Board of Directors since May 2015, and as Chair of the Board since December 2017. Mr. Robbins joined Cisco in December 1997, from which time until March 2002 he held a number of managerial positions within Cisco’s sales organization. Mr. Robbins was promoted to Vice President in March 2002, assuming leadership of Cisco’s U.S. channel sales organization. Additionally, in July 2005, Mr. Robbins assumed leadership of Cisco’s Canada channel sales organization. In December 2007, Mr. Robbins was promoted to Senior Vice President, U.S. Commercial, and, in August 2009 he was appointed Senior Vice President, U.S. Enterprise, Commercial and Canada. In July 2011, Mr. Robbins was named Senior Vice President, Americas. In October 2012, Mr. Robbins was promoted to Senior Vice President, Worldwide Field Operations, in which position he served until assuming the role of Chief Executive Officer. Mr. Robbins is also a member of the board of directors of BlackRock, Inc. (since 2017).
Mr. Herren joined Cisco in December 2020 and serves as our Executive Vice President and Chief Financial Officer. Prior to joining Cisco, Mr. Herren served as Senior Vice President and Chief Financial Officer of Autodesk, Inc. (“Autodesk”) since November 2014. Prior to joining Autodesk, Mr. Herren served as Senior Vice President of Finance at Citrix Systems, Inc. (“Citrix”) from September 2011 to October 2014, and in a variety of other leadership roles after joining Citrix in March 2000, including as Vice President and Managing Director for EMEA and Vice President and General Manager of Citrix’s virtualization systems group. Before joining Citrix, Mr. Herren spent over 15 years in senior strategy and financial positions at FedEx Corporation and International Business Machines Corporation.
Ms. Martinez joined Cisco in April 2018 and served as our Executive Vice President and Chief Customer Experience Officer until her appointment as our Executive Vice President and Chief Operating Officer in March 2021. Prior to joining Cisco, Ms. Martinez served in a variety of senior executive roles at salesforce.com, inc. (“Salesforce”), including as President, Global Customer Success and Latin America from March 2016 to April 2018; President, Sales and Customer Success from February 2013 to March 2016; Executive Vice President and Chief Growth Officer from February 2012 to February 2013; and as Executive Vice President, Customers for Life from February 2010 to February 2012. Ms. Martinez’s experience prior to Salesforce includes serving as Corporate Vice President of Worldwide Services at Microsoft Corporation (“Microsoft”), President and Chief Executive Officer of Embrace Networks, Inc., and various senior leadership roles at Motorola, Inc. and AT&T Inc./Bell Laboratories. Ms. Martinez is a member of the board of directors of McKesson Corporation (since 2019) and Cue Health Inc. (since 2021).
Mr. Sharritts joined Cisco in July 2000 and serves as our Executive Vice President and Chief Customer and Partner Officer. Previously, Mr. Sharritts served as Cisco’s Senior Vice President, Americas Sales from July 2018 to May 2022, in which position he served until his current role. Mr. Sharritts also served as Cisco’s Senior Vice President, U.S. Commercial Sales from December 2014 to July 2018. Additionally, Mr. Sharritts has held several other leadership positions in Cisco’s Commercial, Public Sector, Service Provider, and Channels sales organizations from July 2000 to December 2014. Mr. Sharritts is a member of the board of directors of Mueller Water Products, Inc. (since 2021).
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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. Beginning in the second half of fiscal 2020, the COVID-19 pandemic impacted our financial results and business operations. We continue to manage through significant supply constraints seen industry-wide due to component shortages which have resulted in extended lead times and higher supply chain costs. The magnitude and duration of the disruption, its continuing impact on us, and resulting decline in global business activity is uncertain.
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
Challenging economic conditions, including rising inflation, or other changes, worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service providers, and other customer markets as well; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.
The global macroeconomic environment continues to be challenging and inconsistent, and is being significantly impacted by the COVID-19 pandemic. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the Russia and Ukraine war), the significant impacts of the COVID-19 pandemic, and related market uncertainty. Our revenue may grow at a slower rate than in past periods, as it did in the third quarter of fiscal 2022 on a year-over-year basis, or decline as it did in the fourth quarter of fiscal 2022 and certain prior periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies (including the COVID-19 pandemic), geopolitical tensions (including as a result of China-Taiwan relations) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition.
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We continue to manage through significant supply constraints seen industry-wide due to component shortages, including significant constraints with certain critical components which prevents us from completing manufacturing of certain of our products. For example, we saw an additional unanticipated supply challenge with COVID-19 related lockdowns in certain parts of China in the second half of fiscal 2022 that resulted in a severe shortage of certain critical components. While we did see some easing of the industry-wide supply constraints towards the end of the fourth quarter of fiscal 2022, we expect such constraints to continue and the duration of which is uncertain. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Our level of product gross margins declined in fiscal 2022 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
•Increases in material, labor or other manufacturing-related costs (i.e. component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those currently impacting the market for components, including semiconductors and memory, and which costs have in the past and may continue to be exacerbated by inflation
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
•The timing of revenue recognition and revenue deferrals
•Increased costs (including those caused by tariffs or economic conditions, including inflation), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates
•Lower than expected benefits from value engineering
•Increased price competition, including competitors from Asia, especially from China
•Changes in distribution channels
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Secure, Agile Networks and Collaboration products, in addition to longer sales cycles. Service provider product orders decreased during the fourth quarter of fiscal 2022 and in certain prior periods, and at various times in the past, including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services. These arrangements are generally limited to specific projects, the goal of which is generally to facilitate product compatibility and adoption of industry standards. There can be no assurance we will realize the expected benefits from these strategic alliances or from joint ventures. If successful, these relationships may be mutually beneficial and result in industry growth. However, alliances carry an element of risk because, in most cases, we must compete in some business areas with a company with which we have a strategic alliance and, at the same time, cooperate with that company in other business areas. Also, if these companies fail to perform or if these relationships fail to materialize as expected, we could suffer delays in product development or other operational difficulties. Joint ventures can be difficult to manage, given the potentially different interests of joint venture partners.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. We initiated a restructuring plan in the first quarter of fiscal 2021, which included a voluntary early retirement program, which was completed in fiscal 2022. Our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority and growth areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key priority and growth areas, such as End-to-End Security and Internet for the Future, and we also intend to focus on maintaining leadership in Secure, Agile Networks and in Services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.

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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; geopolitical tensions (including China-Taiwan relations); political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental protection regulations (including new laws and regulations related to climate change); trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics, such as the COVID-19 pandemic, which could continue to affect customer purchasing decisions; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
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
Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for such personnel is intense, especially in the Silicon Valley area of Northern California. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly engineering and sales personnel, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.
Adverse resolution of litigation or governmental investigations may harm our operating results or financial condition.
We are a party to lawsuits in the normal course of our business. Additionally, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to the Russia and Ukraine war and related trade restrictions and sanctions. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of fiscal 2022. Litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our customers, suppliers and logistics centers are located in regions that have been or may be affected by earthquake, tsunami and flooding or other weather-related activity which in the past has disrupted, and in the future could disrupt, the flow of components and delivery of products. In addition, global climate change may result in significant natural disasters occurring more frequently or with greater intensity, such as drought, wildfires, storms, sea-level rise, and flooding. We have not to date experienced a material event to these matters; however, the occurrence of any such event in the future could have a material adverse impact on our business, operating results, and financial condition.
Terrorism, war, and other events may harm our business, operating results and financial condition.
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview—Russia and Ukraine War” for a discussion of the impact on Cisco’s business of the on-going Russia and Ukraine war.
There can be no assurance that our operating results and financial condition will not be adversely affected by our incurrence of debt.
As of the end of fiscal 2022, we have senior unsecured notes outstanding in an aggregate principal amount of $9.0 billion that mature at specific dates from calendar year 2023 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had $0.6 billion in commercial paper notes outstanding under this program as of July 30, 2022. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
Risks Related to Cybersecurity, Privacy, and Regulatory Requirements
Cyber attacks, data breaches or malware may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks or data breaches on our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We experience cyber attacks and other attempts to gain unauthorized access to our products, services, and IT environment on a regular basis, and we anticipate continuing to be subject to such attempts as cyber attacks become increasingly sophisticated and more difficult to predict and protect against. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored or processed (including servers, data centers and cloud-based solutions operated by third parties on which we rely) (collectively, our “IT environment”), are vulnerable to cyber attacks, data breaches, malware, inadvertent error, disruptions from unauthorized access, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents (which cyber attack or related activity may intensify during periods of diplomatic or armed conflict, such as the Russia and Ukraine war). Such events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our products, services, and IT environment or those of our customers or third-party providers we rely on, or result in confidential information stored on our systems, our customers’ systems, or other third-party systems being improperly accessed, processed, disclosed not or in the future, or be lost or stolen. For example, in December 2021, multiple vulnerabilities were reported for the widely used Java logging library, Apache Log4j. We reviewed the use of this library within our products and services, its use in our enterprise IT environment, and its use by our third-party providers, and have taken steps to mitigate these vulnerabilities, including by providing security updates for affected products to our customers. We have not to date experienced a material event related to a cybersecurity matter; however, the occurrence of any such event in the future could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts are costly to implement and may not be successful. Breaches of security in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our products, services, and IT environment, could, in each case, result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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
Our actual or perceived failure to adequately protect personal data could result in claims of liability against us, damage our reputation or otherwise materially harm of business.
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
Changes in regulatory requirements applicable to the industries in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, economic sanctions and changes to export control requirements, have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Additional areas of uncertainty that could impact sales of our products and services include laws and regulations related to encryption technology, environmental sustainability (including climate change), human rights, product certification, and national security controls applicable to our supply chain. For example, new laws and regulations in response to climate change could result in increased energy efficiency requirements for our products and increased compliance and energy costs. Changes in regulatory requirements in any of these areas could have a material adverse effect on our business, operating results, and financial condition.
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
In addition to our headquarters site, we own additional sites in the United States, which include facilities in the surrounding areas of San Jose, California; Research Triangle Park, North Carolina; and Richardson, Texas. We also own land for expansion in some of these locations. In addition, we lease office space in many U.S. locations.
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
(a)Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. There were 31,502 registered stockholders as of September 2, 2022.
(b)None.
(c)Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
May 1, 2022 to May 28, 2022	21	$44.36	21	$16,671
May 29, 2022 to June 25, 2022	14	$44.29	14	$16,045
June 26, 2022 to July 30, 2022	19	$43.44	19	$15,205
Total	54	$44.02	54
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 30, 2022, the remaining authorized amount for stock repurchases under this program is approximately $15.2 billion with no termination date.
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

$350
$300
$250
$200
$150
$100
$50
$0
July 2017
July 2018
July 2019
July 2020
July 2021
July 2022
Cisco Systems, Inc.
S&P 500
S&P Information Technology

	July 2017	July 2018	July 2019	July 2020	July 2021	July 2022
Cisco Systems, Inc.	$100.00	$139.41	$190.26	$161.16	$198.43	$167.33
S&P 500	$100.00	$116.25	$127.33	$138.01	$191.61	$182.72
S&P Information Technology	$100.00	$129.71	$151.19	$195.65	$287.65	$271.80

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Annual Report on Form 10-K, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, future responses to and effects of the COVID-19 pandemic, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those under “Part I, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 30, 2022	July 31, 2021	Variance		July 30, 2022	July 31, 2021	Variance
Revenue	$13,102	$13,126	—%		$51,557	$49,818	3%
Gross margin percentage	61.3%	63.6%	(2.3)	pts	62.5%	64.0%	(1.5)	pts
Research and development	$1,682	$1,713	(2)%		$6,774	$6,549	3%
Sales and marketing	$2,349	$2,448	(4)%		$9,085	$9,259	(2)%
General and administrative	$489	$521	(6)%		$2,101	$2,152	(2)%
Total R&D, sales and marketing, general and administrative	$4,520	$4,682	(3)%		$17,960	$17,960	—%
Total as a percentage of revenue	34.5%	35.7%	(1.2)	pts	34.8%	36.1%	(1.3)	pts
Amortization of purchased intangible assets included in operating expenses	$73	$79	(8)%		$313	$215	46%
Restructuring and other charges included in operating expenses	$(2)	$8	(133)%		$6	$886	(99)%
Operating income as a percentage of revenue	26.2%	27.2%	(1.0)	pts	27.1%	25.8%	1.3	pts
Interest and other income (loss), net	$(18)	$160	(111)%		$508	$429	18%
Income tax percentage	17.6%	19.4%	(1.8)	pts	18.4%	20.1%	(1.7)	pts
Net income	$2,815	$3,009	(6)%		$11,812	$10,591	12%
Net income as a percentage of revenue	21.5%	22.9%	(1.4)	pts	22.9%	21.3%	1.6	pts
Earnings per share—diluted	$0.68	$0.71	(4)%		$2.82	$2.50	13%
Percentages may not recalculate due to rounding.

Fiscal 2022 Compared with Fiscal 2021
In fiscal 2022, we delivered growth in total revenue and strong profitability in a challenging environment impacted by significant supply constraints, rising component and related costs, and the Russia and Ukraine war. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations. We continue to be negatively impacted by supply constraints seen industry-wide due to component shortages. While we did see some easing of the supply constraints towards the end of the fourth quarter of fiscal 2022, we expect the constraints to continue and the duration is uncertain. We have, and continue to take, multiple steps in order to mitigate the component shortages and deliver products to our customers. We continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 3% compared with fiscal 2021. Within total revenue, product revenue increased by 6% and service revenue decreased by 2%. Fiscal 2022 had 52 weeks, compared with 53 weeks in fiscal 2021, thus our results for fiscal 2022 reflect one less week compared with fiscal 2021. In fiscal 2022, total software revenue was flat at $15.1 billion across all product areas and service. Within total software revenue, subscription revenue increased 3%. Total gross margin decreased by 1.5 percentage points. Product gross margin decreased by 2.1 percentage points, largely driven by increased costs related to supply constraints and to a lesser extent, product mix, partially offset by favorable pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 1.3 percentage points. Operating income as a percentage of revenue increased by 1.3 percentage points. Diluted earnings per share increased 13%, driven by an increase of 12% in net income and a decrease in diluted share count of 44 million shares.
In terms of our geographic segments, revenue from the Americas increased by $0.7 billion, EMEA revenue increased by $0.8 billion and revenue in our APJC segment increased by $0.3 billion.
From a customer market standpoint, we experienced product revenue growth in the commercial, enterprise and service provider markets partially offset by a decline in the public sector market.
From a product category perspective, total product revenue increased 6% year over year, driven by growth in revenue in Secure, Agile Networks of 5%; Internet for the Future of 17%; End-to-End Security of 9% and Optimized Application Experiences of 11%; partially offset by a product revenue decline in Collaboration of 5%.
Russia and Ukraine War
In March 2022, in connection with the Russian invasion of Ukraine, Cisco announced its intention to stop business operations in Russia and Belarus for the foreseeable future. Those operations in Russia and Belarus included sales, services and related support functions. Further, on June 23, 2022, we announced that we will begin an orderly wind-down and exit of our business in Russia and Belarus.
Our business operations in Russia, Belarus and Ukraine, collectively, comprised approximately 1% of our total revenue for the year ended July 31, 2021. Russia and Belarus, collectively, represented less than 0.1% of our total assets at the end of fiscal 2022. As a result of the war and the resulting events, we have not recognized revenue in these countries effective March 2022. The negative impact to total revenue was approximately $200 million for fiscal 2022, which includes committed revenue we would have otherwise recognized, charges for uncollectible receivables, and other items. Further, we also assessed the risk to the recoverability of our assets and other potential financial exposures in these countries. We have reserved for the non-recoverability of substantially all of our assets in Russia and Belarus. As a result, we have recognized certain non-recurring charges of $91 million in cost of sales and operating expenses in fiscal 2022 related to non-recoverability of certain assets, special personnel-related charges in order to support impacted employees, and severance and other exit related costs.
The ongoing effect of the Russia and Ukraine war are difficult to predict due to the other uncertainties identified in Part I, Item 1A. Risk Factors herein.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2022, total revenue, product revenue and service revenue were each flat as compared with the fourth quarter of fiscal 2021. With regard to our geographic segment performance, on a year-over-year basis, revenue in EMEA increased by 8% offset by declines in Americas and APJC by 3% and 2%, respectively. From a product category perspective, we experienced product revenue growth in Collaboration; End-to-End Security and Optimized Application Experiences; partially offset by declines in Secure, Agile Networks and Internet for the Future. Total gross margin decreased by 2.3 percentage points, driven by higher component and commodity costs, in addition to higher freight and logistics costs related to supply constraints, partially offset by favorable pricing and product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses collectively decreased by 1.2 percentage points. Operating income as a percentage of revenue decreased by 1.0 percentage points. Diluted earnings per share decreased by 4%, driven by a decrease in net income of 6% and a decrease in diluted share count of 101 million shares.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace. In this dynamic environment, we believe their priorities are to reimagine applications, power hybrid work, transform infrastructure, and secure the enterprise.
Our strategy is to help our customers connect, secure, and automate to accelerate their digital agility in a cloud-first world. We are committed to driving a trusted customer experience, through our innovation, choice, and people.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2022 compared with fiscal 2021 (in millions):

	Fiscal 2022	Fiscal 2021
Cash and cash equivalents and investments	$19,267	$24,518
Cash provided by operating activities	$13,226	$15,454
Remaining performance obligations	$31,539	$30,893
Repurchases of common stock—stock repurchase program	$7,734	$2,902
Dividends paid	$6,224	$6,163
Inventories	$2,568	$1,559

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
The inputs into certain of our judgments, assumptions, and estimates considered the economic implications of the COVID-19 pandemic, including the associated impact of supply constraints, on our critical and significant accounting estimates. The COVID-19 pandemic did not have a material impact on our significant judgments, assumptions and estimates that are reflected in our results for fiscal 2022. These estimates include: goodwill and identified purchased intangible assets and income taxes, among other items. The actual results that we experience may differ materially from our estimates. As the COVID-19 pandemic continues, many of our estimates could require increased judgment and carry a higher degree of variability and volatility. As events continue to evolve our estimates may change materially in future periods.
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
See Note 3 to the Consolidated Financial Statements for more details.

Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, and are charged to the provision for inventory, which is a component of our cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.
We record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory.
Our provision for inventory was $102 million, $116 million, and $74 million in fiscal 2022, 2021, and 2020, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $227 million, $76 million, and $139 million in fiscal 2022, 2021, and 2020, respectively. If there were to be a sudden and significant decrease in demand for our products, or if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs, and the adequacy of our liability for purchase commitments. We continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic. For further discussion around the Supply Constraints Impacts and Risks, see “—Results of Operations—Gross Margin—Supply Constraints Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2022, 2021, and 2020. For the annual impairment testing in fiscal 2022, the excess of the fair value over the carrying value for each of our reporting units was $64.7 billion for the Americas, $55.2 billion for EMEA, and $21.0 billion for APJC.
During the fourth quarter of fiscal 2022, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
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
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset to the future undiscounted cash flows the asset is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our impairment charges related to purchased intangible assets were $15 million for fiscal 2022. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 18.4%, 20.1%, and 19.7% in fiscal 2022, 2021, and 2020, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The OECD, an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2021 compared to fiscal 2020, with the exception of Product Revenue by Category, for which is discussed herein, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, filed with the SEC on September 9, 2021.
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars	Variance in Percent
Revenue:
Product	$38,018	$36,014	$35,978	$2,004	6%
Percentage of revenue	73.7%	72.3%	73.0%
Service	13,539	13,804	13,323	(265)	(2)%
Percentage of revenue	26.3%	27.7%	27.0%
Total	$51,557	$49,818	$49,301	$1,739	3%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars	Variance in Percent
Revenue:
Americas	$29,814	$29,161	$29,291	$653	2%
Percentage of revenue	57.8%	58.5%	59.4%
EMEA	13,715	12,951	12,659	764	6%
Percentage of revenue	26.6%	26.0%	25.7%
APJC	8,027	7,706	7,352	321	4%
Percentage of revenue	15.6%	15.5%	14.9%
Total	$51,557	$49,818	$49,301	$1,739	3%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2022 increased by 3% compared with fiscal 2021. Product revenue increased by 6% and service revenue decreased by 2%. Our total revenue reflected growth across each of our geographic segments.
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

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$21,620	$20,688	$21,006	$932	5%
Percentage of product revenue	56.9%	57.5%	58.4%
EMEA	10,545	9,805	9,647	740	8%
Percentage of product revenue	27.7%	27.2%	26.8%
APJC	5,854	5,521	5,326	333	6%
Percentage of product revenue	15.4%	15.3%	14.8%
Total	$38,018	$36,014	$35,978	$2,004	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment increased by 5%. The product revenue increase was driven by growth in the service provider, commercial and enterprise markets, partially offset by a decline in the public sector market. From a country perspective, product revenue increased by 5% in the United States, 5% in Canada and 7% in Mexico, partially offset by a product revenue decrease of 1% in Brazil.
EMEA
The increase in product revenue in the EMEA segment of 8% was driven by growth in the commercial, enterprise and service provider markets The public sector market was flat. From a country perspective, product revenue increased by 14% in the United Kingdom and 9% in Germany, partially offset by a decline of 3% in France.
APJC
Product revenue in the APJC segment increased by 6%, driven by growth in the commercial and enterprise markets, partially offset by declines in the service provider and public sector markets. From a country perspective, product revenue increased by 18% in China and 10% in Australia, partially offset by declines of 9% in Japan and 1% in India.

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
The following table presents product revenue by category (in millions, except percentages):

	Years Ended			2022 vs. 2021		2021 vs. 2020
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$23,829	$22,722	$23,265	$1,107	5%	$(543)	(2)%
Internet for the Future	5,278	4,514	4,180	764	17%	334	8%
Collaboration	4,472	4,727	4,823	(255)	(5)%	(96)	(2)%
End-to-End Security	3,699	3,382	3,158	317	9%	224	7%
Optimized Application Experiences	729	654	524	75	11%	130	25%
Other Products	11	15	28	(4)	(29)%	(13)	(47)%
Total	$38,018	$36,014	$35,978	$2,004	6%	$36	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Secure, Agile Networks
Fiscal 2022 Compared with Fiscal 2021
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 5%, or $1.1 billion, with growth across the portfolio except enterprise routing. Revenue grew in both campus switching and data center switching, primarily driven by growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. The decrease in enterprise routing was primarily driven by declines in our Access and Edge offerings. Wireless had double-digit growth driven by our WiFi-6 products and Meraki offerings. Revenue from compute grew primarily driven by our servers.
Fiscal 2021 Compared with Fiscal 2020
Revenue from the Secure, Agile Networks product category decreased by 2%, or $543 million, driven by declines across the portfolio with the exception of Wireless. Switching revenue declined in both campus switching and data center switching, although we had double-digit growth in our Catalyst 9000 series and Meraki switching offerings and growth in our Nexus 9000 series. The decrease in enterprise routing was primarily driven by declines in our Access offerings, partially offset by growth in our SD-WAN and Edge offerings. Wireless had solid growth driven by our Meraki offerings and the ramp of our WiFi-6 products. Revenue from compute declined primarily driven by our servers.
Internet for the Future
Fiscal 2022 Compared with Fiscal 2021
The Internet for the Future product category includes our routed optical networking, 5G, silicon and optics solutions. Revenue in our Internet for the Future product category increased by 17%, or $764 million, driven by growth in the webscale provider market. We saw growth in our Cisco 8000, NCS 5500 and ASR 9000 series offerings, and also saw a benefit from our acquisition of Acacia in the third quarter of fiscal 2021.
Fiscal 2021 Compared with Fiscal 2020
Revenue in our Internet for the Future product category increased 8%, or $334 million, driven by growth in our NCS 5500 series offerings and the ramp of our Cisco 8000 series offerings.

Collaboration
Fiscal 2022 Compared with Fiscal 2021
The Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and CPaaS offerings. Revenue in our Collaboration product category decreased 5%, or $255 million, with declines in our Meetings, Calling and Contact Center offerings, partially offset by the ramp in our CPaaS offerings.
Fiscal 2021 Compared with Fiscal 2020
Revenue in our Collaboration product category decreased by 2%, or $96 million, with declines in our Collaboration Devices, partially offset by growth in our Meetings, Calling and Contact Center offerings.
End-to-End Security
Fiscal 2022 Compared with Fiscal 2021
The End-to-End Security product category consists of our Network Security, Cloud Security, Security Endpoints, Unified Threat Management and Zero Trust offerings. Revenue in our End-to-End Security product category increased by 9%, or $317 million, primarily driven by growth in our Zero Trust portfolio, Network Security, Unified Threat Management and Security Endpoint offerings. Our Zero Trust portfolio reflected double-digit growth driven by continued momentum with our Duo offerings.
Fiscal 2021 Compared with Fiscal 2020
Revenue in our End-to-End Security product category increased by 7%, or $224 million, primarily driven by growth in our cloud-based solutions and Unified Threat Management offerings, partially offset by declines in our Network Security offerings. Our Zero Trust portfolio reflected growth driven by our Duo offerings.
Optimized Application Experiences
Fiscal 2022 Compared with Fiscal 2021
The Optimized Application Experiences product category includes our full stack observability and cloud-native platforms offerings. Revenue in our Optimized Application Experiences product category increased 11%, or $75 million, driven by growth in our ThousandEyes and Intersight offerings, partially offset by a decline in our AppDynamics offerings.
Fiscal 2021 Compared with Fiscal 2020
Revenue in our Optimized Application Experiences product category increased by 25%, or $130 million, driven by growth in our Intersight offerings. We also had a benefit from our acquisition of ThousandEyes.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$8,194	$8,472	$8,285	$(278)	(3)%
Percentage of service revenue	60.5%	61.4%	62.2%
EMEA	3,171	3,146	3,012	25	1%
Percentage of service revenue	23.4%	22.8%	22.6%
APJC	2,173	2,186	2,026	(13)	(1)%
Percentage of service revenue	16.0%	15.8%	15.2%
Total	$13,539	$13,804	$13,323	$(265)	(2)%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue decreased 2%, driven by declines in our maintenance business, advisory services and software support offerings, partially offset by growth in our solution support and network support offerings. The extra week in fiscal 2021 also contributed to the decrease in service revenue in fiscal 2022. Service revenue decreased in the Americas and APJC segments, partially offset by growth in the EMEA segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 30, 2022	July 31, 2021	July 25, 2020	July 30, 2022	July 31, 2021	July 25, 2020
Gross margin:
Product	$23,204	$22,714	$22,779	61.0%	63.1%	63.3%
Service	9,044	9,180	8,904	66.8%	66.5%	66.8%
Total	$32,248	$31,894	$31,683	62.5%	64.0%	64.3%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2021 to fiscal 2022:

Product Gross Margin Percentage
Fiscal 2021	63.1%
Productivity (1)	(2.8)%
Product pricing	1.0%
Mix of products sold	(0.3)%
Others	—%
Fiscal 2022	61.0%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin decreased by 2.1 percentage points primarily driven by negative impacts from productivity, largely driven by increased costs related to supply constraints from freight, expedites, and higher component and commodity costs. These impacts were partially offset by favorable pricing. The benefit we saw from favorable pricing was primarily driven by price increases implemented during fiscal 2022, to partially offset increases in components and commodity costs, freight and logistics costs, driven by supply constraints.
Supply Constraints Impacts and Risks
We continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers. We have taken a number of steps in order to mitigate the supply constraint related impacts including: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying significantly higher component and logistics costs to secure supply; modifying our product designs in order to leverage alternate suppliers, where possible; and continually optimizing our inventory build and customer delivery plans, among others. We believe these actions are helping us to optimize our access to critical components and meet customer demand for our products. We continue to see solid demand across the majority of our portfolio. As a result, in order to secure supply to meet customer demand, we have increased our inventory balances, inventory purchase commitments, and inventory deposits and prepayments (see “—Liquidity and Capital Resources—Inventory Supply Chain”), which, in turn, has increased our supply chain exposure. Additionally, in certain situations, we have prepaid or made deposits with suppliers to secure future supply. These actions significantly increase the risk of future material excess and obsolete inventory and related losses if customer demand were to suddenly and significantly decrease in future periods. While we believe we are taking the right strategic and operational actions to address the supply situation, we recognize the increased risks.
Service Gross Margin
Our service gross margin percentage increased by 0.3 percentage points primarily due to lower headcount-related and delivery costs and favorable mix of service offerings, partially offset by lower sales volume.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 30, 2022	July 31, 2021	July 25, 2020	July 30, 2022	July 31, 2021	July 25, 2020
Gross margin:
Americas	$19,117	$19,499	$19,547	64.1%	66.9%	66.7%
EMEA	8,969	8,466	8,304	65.4%	65.4%	65.6%
APJC	5,241	4,949	4,688	65.3%	64.2%	63.8%
Segment total	33,326	32,914	32,538	64.6%	66.1%	66.0%
Unallocated corporate items (1)	(1,078)	(1,020)	(855)
Total	$32,248	$31,894	$31,683	62.5%	64.0%	64.3%
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
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from productivity and unfavorable product mix, partially offset by favorable pricing.
Gross margin in our EMEA segment was flat due to higher service gross margin, favorable product mix and favorable pricing offset by negative impacts from productivity.
The APJC segment gross margin percentage increase was due to favorable product mix and favorable pricing, partially offset by negative impacts from productivity.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars	Variance in Percent
Research and development	$6,774	$6,549	$6,347	$225	3%
Percentage of revenue	13.1%	13.1%	12.9%
Sales and marketing	9,085	9,259	9,169	(174)	(2)%
Percentage of revenue	17.6%	18.6%	18.6%
General and administrative	2,101	2,152	1,925	(51)	(2)%
Percentage of revenue	4.1%	4.3%	3.9%
Total	$17,960	$17,960	$17,441	$—	—%
Percentage of revenue	34.8%	36.1%	35.4%
Our fiscal 2022 had one less week compared with fiscal 2021, which had an extra week.
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
Sales and Marketing Expenses
Sales and marketing expenses decreased primarily due to lower headcount-related expenses and lower contracted services spending, partially offset by higher discretionary spending, certain non-recurring charges recognized due to the Russia and Ukraine war and higher share-based compensation expense. The extra week in fiscal 2021 contributed to the decrease in headcount-related expenses.
G&A Expenses
G&A expenses decreased due to lower contracted services spending, partially offset by certain non-recurring charges recognized due to the Russia and Ukraine war.
Effect of Foreign Currency
In fiscal 2022, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $154 million, or 0.9%, compared with fiscal 2021.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Amortization of purchased intangible assets:
Cost of sales	$749	$716	$659
Operating expenses	328	215	141
Total	$1,077	$931	$800
The increase in amortization of purchased intangible assets was due largely to the amortization of purchased intangibles from our recent acquisitions and impairment charges of $15 million. The impairment charges were primarily due to declines in estimated fair value resulting from reductions in or the elimination of expected future cash flows associated with certain of our technology and in-process research and development (IPR&D) intangible assets.
Restructuring and Other Charges
The following table presents restructuring and other charges (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Restructuring and other charges included in operating expenses	$6	$886	$481
We initiated a restructuring plan in fiscal 2021, which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges were estimated to be approximately $900 million. We incurred cumulative charges of $892 million and completed this plan in fiscal 2022.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Operating income	$13,969	$12,833	$13,620
Operating income as a percentage of revenue	27.1%	25.8%	27.6%
Operating income increased by 9%, and as a percentage of revenue operating income increased by 1.3 percentage points. These changes resulted primarily from a revenue increase and lower restructuring and other charges partially offset by a gross margin percentage decrease (driven by negative impacts from productivity partially offset by favorable pricing).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars
Interest income	$476	$618	$920	$(142)
Interest expense	(360)	(434)	(585)	74
Interest income (expense), net	$116	$184	$335	$(68)
Interest income decreased driven by lower average book yields and lower average balances of cash and available-for-sale debt investments. The decrease in interest expense was driven by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2022 vs. 2021
	July 30, 2022	July 31, 2021	July 25, 2020	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$9	$53	$42	$(44)
Marketable equity investments	(38)	6	(5)	(44)
Privately held investments	486	266	95	220
Net gains (losses) on investments	457	325	132	132
Other gains (losses), net	(65)	(80)	(117)	15
Other income (loss), net	$392	$245	$15	$147
The increase in our other income (loss), net was primarily driven by higher realized and unrealized gains on our privately held investments, and to a lesser extent, favorable impacts from foreign exchange. The increase was partially offset by changes in net gains (losses) on available-for-sale debt investments and marketable equity investments.
Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 18.4% for fiscal 2022, compared with 20.1% for fiscal 2021. The net 1.7 percentage points decrease in the effective tax rate was primarily due to a decrease in prior year discrete tax expenses and state taxes.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 30, 2022	July 31, 2021	Increase (Decrease)
Cash and cash equivalents	$7,079	$9,175	$(2,096)
Available-for-sale debt investments	11,947	15,206	(3,259)
Marketable equity securities	241	137	104
Total	$19,267	$24,518	$(5,251)
The net decrease in cash and cash equivalents and investments from fiscal 2021 to fiscal 2022 was primarily driven by cash returned to stockholders in the form of repurchases of common stock of $7.7 billion under the stock repurchase program and cash dividends of $6.2 billion, net decrease in debt of $2.5 billion, changes in unrealized losses of our investments and other of $0.9 billion, net increase in restricted cash equivalents of $0.8 billion, capital expenditures of $0.5 billion and net cash paid for acquisitions and divestitures of $0.4 billion. These uses of cash were partially offset by cash provided by operating activities of $13.2 billion and issuance of commercial paper of $0.6 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 30, 2022 and July 31, 2021, we had no outstanding securities lending transactions.
Free Cash Flow and Capital Allocation As part of our capital allocation strategy, we target to return a minimum of 50% of our free cash flow annually to our stockholders through cash dividends and repurchases of common stock.
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Net cash provided by operating activities	$13,226	$15,454	$15,426
Acquisition of property and equipment	(477)	(692)	(770)
Free cash flow	$12,749	$14,762	$14,656
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 30, 2022	$1.50	$6,224	146	$52.82	$7,734	$13,958
July 31, 2021	$1.46	$6,163	64	$45.48	$2,902	$9,065
July 25, 2020	$1.42	$6,016	59	$44.36	$2,619	$8,635
On August 23, 2022, our Board of Directors declared a quarterly dividend of $0.38 per common share to be paid on October 26, 2022, to all stockholders of record as of the close of business on October 5, 2022. Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $15.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 30, 2022	July 31, 2021	Increase (Decrease)
Accounts receivable, net	$6,622	$5,766	$856
Our accounts receivable net, as of July 30, 2022 increased by approximately 15% compared with the end of fiscal 2021, primarily due to timing and amount of product and service billings at the end of fiscal 2022 compared with the end of fiscal 2021.
Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Inventories	$2,568	$1,559	$1,282	$1,009	$1,286
Inventory purchase commitments	$12,964	$10,254	$4,406	$2,710	$8,558
Inventory deposits and prepayments	$1,484	$162	$117	$1,322	$1,367
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020	Variance vs. July 31, 2021	Variance vs. July 25, 2020
Less than 1 year	$9,954	$6,903	$3,994	$3,051	$5,960
1 to 3 years	2,240	1,806	412	434	1,828
3 to 5 years	770	1,545	—	(775)	770
Total	$12,964	$10,254	$4,406	$2,710	$8,558
Inventory as of July 30, 2022 increased by 65% and 100% from our inventory balances at the end of fiscal 2021 and fiscal 2020, respectively. Inventory purchase commitments with contract manufacturers and suppliers increased by 26% and 194% from our balances at the end of fiscal 2021 and fiscal 2020, respectively. We increased our balances in inventories, inventory purchase commitments, and inventory deposits and prepayments as compared to prior fiscal years in order to address significant supply constraints seen industry-wide. The increases were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as well as advance payments with suppliers to secure future supply, as a result of the supply constraints. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements. As discussed, our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 30, 2022	July 31, 2021	Increase (Decrease)
Lease receivables, net	$1,175	$1,697	$(522)
Loan receivables, net	4,556	5,117	(561)
Financed service contracts, net	2,183	2,450	(267)
Total, net	$7,914	$9,264	$(1,350)
Financing Receivables  Our financing arrangements include leases, loans, and financed service contracts. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Our loan receivables include customer financing for purchases of our hardware, software and services and also may include additional funds for other costs associated with network installation and integration of our products and services. We also provide financing to certain qualified customers for long-term service contracts, which primarily relate to technical support services. The majority of the revenue from these financed service contracts is deferred and is recognized ratably over the period during which the services are performed. Financing receivables decreased by 15%.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our customers and channel partners under financing programs. The financing arrangements provided by third parties are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, with payment terms generally ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms.
The volume of channel partner financing was $27.9 billion, $26.7 billion, and $26.9 billion in fiscal 2022, 2021, and 2020, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.3 billion as of July 30, 2022 and July 31, 2021, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 30, 2022, the total maximum potential future payments related to these guarantees was approximately $179 million, of which approximately $9 million was recorded as deferred revenue.

Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 30, 2022	July 31, 2021
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	$2,000
3.00%	June 15, 2022	—	500
2.60%	February 28, 2023	500	500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$9,000	$11,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 30, 2022.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $0.6 billion in commercial paper notes outstanding as of July 30, 2022, and no commercial paper outstanding as of July 31, 2021.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of July 30, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. Any advances under the 5-year credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (a) with respect to loans in U.S. dollars, (i) LIBOR or (ii) the Base Rate (to be defined as the highest of (x) the Bank of America prime rate, (y) the Federal Funds rate plus 0.50% and (z) a daily rate equal to one-month LIBOR plus 1.0%), (b) with respect to loans in Euros, EURIBOR, (c) with respect to loans in Yen, TIBOR and (d) with respect to loans in Pounds Sterling, SONIA plus a credit spread adjustment, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the interest rate be less than 0.0%. We will pay a quarterly commitment fee during the term of the 5-year credit agreement which may vary depending on our senior debt credit ratings. In addition, the 5-year credit agreement incorporates certain sustainability-linked metrics. Specifically, our applicable interest rate and commitment fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified targets based on two key performance indicator metrics: (i) social impact and (ii) foam reduction. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and, at our option, extend the maturity of the facility for an additional year up to two times. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 30, 2022	July 31, 2021	Increase (Decrease)
Product	$14,090	$13,270	$820
Service	17,449	17,623	(174)
Total	$31,539	$30,893	$646

Short-term RPO	$16,936	$16,289	$647
Long-term RPO	14,603	14,604	(1)
Total	$31,539	$30,893	$646
Total remaining performance obligations increased 2% in fiscal 2022. Remaining performance obligations for product increased 6% and remaining product obligations for service decreased 1%, compared to fiscal 2021. We expect approximately 54% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 30, 2022	July 31, 2021	Increase (Decrease)
Product	$10,427	$9,416	$1,011
Service	12,837	12,748	89
Total	$23,264	$22,164	$1,100
Reported as:
Current	$12,784	$12,148	$636
Noncurrent	10,480	10,016	464
Total	$23,264	$22,164	$1,100
Total deferred revenue increased 5% in fiscal 2022. The increase in deferred product revenue of 11% was primarily due to increased deferrals related to our recurring software offerings. The slight increase in deferred service revenue was driven by the impact of contract renewals, partially offset by amortization of deferred service revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 30, 2022 (in millions):

	PAYMENTS DUE BY PERIOD
July 30, 2022	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,127	$343	$431	$168	$185
Purchase commitments with contract manufacturers and suppliers	12,964	9,954	2,240	770	—
Other purchase obligations	2,601	1,030	879	662	30
Senior notes	9,000	500	2,250	2,250	4,000
Transition tax payable	6,183	727	3,183	2,273	—
Other long-term liabilities	1,189	—	187	135	867
Total by period	$33,064	$12,554	$9,170	$6,258	$5,082
Other long-term liabilities (uncertainty in the timing of future payments)	2,324
Total	$35,388

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
Transition Tax Payable Transition tax payable represents future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act (“the Tax Act”).
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $2.3 billion and deferred tax liabilities of $55 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 18 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.4 billion and $0.2 billion as of July 30, 2022 and July 31, 2021, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of July 30, 2022 there were no material unconsolidated variable interest entities.
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
We provide financing guarantees, which are generally for various third-party financing arrangements extended to our channel partners. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. See the previous discussion of these financing guarantees under “Financing Receivables and Guarantees.”
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of July 30, 2022. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 30, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 30, 2022 and July 31, 2021 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 30, 2022	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$12,263	$12,158	$12,052	$11,947	$11,841	$11,735	$11,630

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 31, 2021	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$15,537	$15,427	$15,317	$15,206	$15,096	$14,986	$14,875
Financing Receivables As of July 30, 2022, our financing receivables had a carrying value of $7.9 billion, compared with $9.3 billion as of July 31, 2021. As of July 30, 2022, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 30, 2022, we had $9.0 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $8.9 billion, and the related fair value based on market prices was $9.7 billion. As of July 30, 2022, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease or increase of approximately $0.3 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $241 million and $137 million as of July 30, 2022 and July 31, 2021, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of July 30, 2022, the total carrying amount of our investments in privately held investments was $1.9 billion, compared with $1.5 billion at July 31, 2021. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 30, 2022		July 31, 2021
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,578	$(50)	$2,441	$(14)
Sold	$1,943	$50	$1,698	$12
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2022, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $154 million, or 0.9%, as compared with fiscal 2021. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 30, 2022 and July 31, 2021, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended July 30, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 30, 2022 and July 31, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 30, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition — identification of contractual terms in certain customer arrangements
As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount of revenue to recognize. For the year ended July 30, 2022, the Company’s total revenue was $51.6 billion.
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
September 8, 2022
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 30, 2022. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ R. SCOTT HERREN
Charles H. Robbins	R. Scott Herren
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 8, 2022	September 8, 2022

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 30, 2022	July 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$7,079	$9,175
Investments	12,188	15,343
Accounts receivable, net of allowance of $83 at July 30, 2022 and $109 at July 31, 2021	6,622	5,766
Inventories	2,568	1,559
Financing receivables, net	3,905	4,380
Other current assets	4,355	2,889
Total current assets	36,717	39,112
Property and equipment, net	1,997	2,338
Financing receivables, net	4,009	4,884
Goodwill	38,304	38,168
Purchased intangible assets, net	2,569	3,619
Deferred tax assets	4,449	4,360
Other assets	5,957	5,016
TOTAL ASSETS	$94,002	$97,497
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,099	$2,508
Accounts payable	2,281	2,362
Income taxes payable	961	801
Accrued compensation	3,316	3,818
Deferred revenue	12,784	12,148
Other current liabilities	5,199	4,620
Total current liabilities	25,640	26,257
Long-term debt	8,416	9,018
Income taxes payable	7,725	8,538
Deferred revenue	10,480	10,016
Other long-term liabilities	1,968	2,393
Total liabilities	54,229	56,222
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,110 and 4,217 shares issued and outstanding at July 30, 2022 and July 31, 2021, respectively	42,714	42,346
Accumulated deficit	(1,319)	(654)
Accumulated other comprehensive loss	(1,622)	(417)
Total equity	39,773	41,275
TOTAL LIABILITIES AND EQUITY	$94,002	$97,497
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
REVENUE:
Product	$38,018	$36,014	$35,978
Service	13,539	13,804	13,323
Total revenue	51,557	49,818	49,301
COST OF SALES:
Product	14,814	13,300	13,199
Service	4,495	4,624	4,419
Total cost of sales	19,309	17,924	17,618
GROSS MARGIN	32,248	31,894	31,683
OPERATING EXPENSES:
Research and development	6,774	6,549	6,347
Sales and marketing	9,085	9,259	9,169
General and administrative	2,101	2,152	1,925
Amortization of purchased intangible assets	313	215	141
Restructuring and other charges	6	886	481
Total operating expenses	18,279	19,061	18,063
OPERATING INCOME	13,969	12,833	13,620
Interest income	476	618	920
Interest expense	(360)	(434)	(585)
Other income (loss), net	392	245	15
Interest and other income (loss), net	508	429	350
INCOME BEFORE PROVISION FOR INCOME TAXES	14,477	13,262	13,970
Provision for income taxes	2,665	2,671	2,756
NET INCOME	$11,812	$10,591	$11,214

Net income per share:
Basic	$2.83	$2.51	$2.65
Diluted	$2.82	$2.50	$2.64
Shares used in per-share calculation:
Basic	4,170	4,222	4,236
Diluted	4,192	4,236	4,254
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Net income	$11,812	$10,591	$11,214
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $174, $46, and $(84) for fiscal 2022, 2021, and 2020, respectively	(557)	(95)	336
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $5, $15, and $21 for fiscal 2022, 2021, and 2020, respectively	(4)	(38)	(21)
	(561)	(133)	315
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(20), $(4), and $0 for fiscal 2022, 2021, and 2020, respectively	67	16	7
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $7, $3, and $0 for fiscal 2022, 2021, and 2020, respectively	(22)	(11)	1
	45	5	8
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(44), $(2), and $(5) for fiscal 2022, 2021, and 2020, respectively	(689)	230	(50)
Other comprehensive income (loss)	(1,205)	102	273
Comprehensive income	$10,607	$10,693	$11,487
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Cash flows from operating activities:
Net income	$11,812	$10,591	$11,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,957	1,862	1,808
Share-based compensation expense	1,886	1,761	1,569
Provision (benefit) for receivables	55	(6)	93
Deferred income taxes	(309)	(384)	(38)
(Gains) losses on divestitures, investments and other, net	(453)	(354)	(138)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(1,009)	(107)	(107)
Inventories	(1,030)	(244)	84
Financing receivables	1,241	1,577	(797)
Other assets	(1,615)	(797)	96
Accounts payable	(55)	(53)	141
Income taxes, net	(690)	(549)	(322)
Accrued compensation	(427)	643	(78)
Deferred revenue	1,328	1,560	2,011
Other liabilities	535	(46)	(110)
Net cash provided by operating activities	13,226	15,454	15,426
Cash flows from investing activities:
Purchases of investments	(6,070)	(9,328)	(9,212)
Proceeds from sales of investments	2,660	3,373	5,631
Proceeds from maturities of investments	5,686	8,409	7,975
Acquisitions, net of cash and cash equivalents acquired and divestitures	(373)	(7,038)	(327)
Purchases of investments in privately held companies	(186)	(175)	(190)
Return of investments in privately held companies	237	194	224
Acquisition of property and equipment	(477)	(692)	(770)
Proceeds from sales of property and equipment	91	28	179
Other	(15)	(56)	(10)
Net cash provided by (used in) investing activities	1,553	(5,285)	3,500
Cash flows from financing activities:
Issuances of common stock	660	643	655
Repurchases of common stock - repurchase program	(7,689)	(2,877)	(2,659)
Shares repurchased for tax withholdings on vesting of restricted stock units	(692)	(636)	(727)
Short-term borrowings, original maturities of 90 days or less, net	606	(5)	(3,470)
Issuances of debt	1,049	—	—
Repayments of debt	(3,550)	(3,000)	(6,720)
Dividends paid	(6,224)	(6,163)	(6,016)
Other	(122)	(59)	81
Net cash used in financing activities	(15,962)	(12,097)	(18,856)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(180)	58	(30)
Net (decrease) increase in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,363)	(1,870)	40
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	9,942	11,812	11,772
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of fiscal year	$8,579	$9,942	$11,812

Supplemental cash flow information:
Cash paid for interest	$355	$438	$603
Cash paid for income taxes, net	$3,663	$3,604	$3,116
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 27, 2019	4,250	$40,266	$(5,903)	$(792)	$33,571
Net income			11,214		11,214
Other comprehensive income (loss)				273	273
Issuance of common stock	61	655			655
Repurchase of common stock	(59)	(561)	(2,058)		(2,619)
Shares repurchased for tax withholdings on vesting of restricted stock units	(15)	(727)			(727)
Cash dividends declared ($1.42 per common share)			(6,016)		(6,016)
Share-based compensation		1,569			1,569
BALANCE AT JULY 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			10,591		10,591
Other comprehensive income (loss)				102	102
Issuance of common stock	58	643			643
Repurchase of common stock	(64)	(625)	(2,277)		(2,902)
Shares repurchased for tax withholdings on vesting of restricted stock units	(14)	(636)			(636)
Cash dividends declared ($1.46 per common share)			(6,166)		(6,166)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		1,761			1,761
Other		1	(1)		—
BALANCE AT JULY 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			11,812		11,812
Other comprehensive income (loss)				(1,205)	(1,205)
Issuance of common stock	54	660			660
Repurchase of common stock	(146)	(1,490)	(6,244)		(7,734)
Shares repurchased for tax withholdings on vesting of restricted stock units	(13)	(692)			(692)
Cash dividends declared ($1.50 per common share)			(6,224)		(6,224)
Share-based compensation		1,886			1,886
Other	(2)	4	(9)		(5)
BALANCE AT JULY 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2022 and fiscal 2020 were each 52-week fiscal years, and fiscal 2021 was a 53-week fiscal year. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
Our consolidated financial statements include our accounts and investments consolidated under the variable interest and voting models. The noncontrolling interests attributed to these investments are not presented as a separate component in the equity section of the Consolidated Balance Sheets as these amounts are not material for any of the fiscal periods presented. The share of earnings attributable to the noncontrolling interests are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
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

(e) Inventories   Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.
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
(g) Financing Receivables and Guarantees   We provide financing arrangements, including leases and loans and financed service contracts, for certain qualified end-user customers to build, maintain, and upgrade their networks. Lease receivables primarily represent sales-type and direct-financing leases. Leases have on average a four-year term and are usually collateralized by a security interest in the underlying assets. Loan receivables and financed service contracts include customers financing purchases of our hardware, software and services, and also may include additional funds for other costs associated with network installation and integration of our products and services. Loan receivables and financed service contracts have terms of one year to three years on average.
Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. We do not accrue interest on financing receivables that are considered impaired and more than 120 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured and in the process of collection. Financing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and the customer remains current for an appropriate period.
We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive a payment for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Deferred revenue relating to these financing arrangements is recorded in accordance with revenue recognition policies or for the fair value of the financing guarantees.
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
(i) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.8 billion, $0.8 billion, and $0.9 billion for fiscal 2022, 2021, and 2020, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of July 30, 2022 and July 31, 2021 was $43 million and $55 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
(r) Advertising Costs   We expense all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $219 million, $268 million, and $187 million for fiscal 2022, 2021, and 2020, respectively.
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
(y) New Accounting Updates Recently Adopted
Acquired Revenue Contracts with Customers in Business Combinations In October 2021, the Financial Accounting Standards Board (FASB) issued an accounting standard update that requires companies to apply ASC 606 to recognize and measure contract assets and contract liabilities from contracts with customers acquired in a business combination. We early adopted this accounting standard update beginning in the first quarter of fiscal 2022 and it did not have a material impact on our

Consolidated Financial Statements. The ongoing impact of this standard will be fact dependent on the transactions within its scope.
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
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Product revenue:
Secure, Agile Networks	$23,829	$22,722	$23,265
Internet for the Future	5,278	4,514	4,180
Collaboration	4,472	4,727	4,823
End-to-End Security	3,699	3,382	3,158
Optimized Application Experiences	729	654	524
Other Products	11	15	28
Total Product	38,018	36,014	35,978
Services	13,539	13,804	13,323
Total	$51,557	$49,818	$49,301
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
Internet for the Future consists of our routed optical networking, 5G, silicon, and optics solutions. These products consist primarily of both hardware and software offerings, including software licenses and SaaS. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Collaboration consists of our Meetings, Collaboration Devices, Calling, Contact Center and CPaaS offerings. These products consist primarily of software offerings, including software licenses and SaaS, as well as hardware. Our perpetual software and hardware in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
End-to-End Security product category consists of our Network Security, Cloud Security, Security Endpoints, Unified Threat Management and Zero Trust offerings. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $6.6 billion as of July 30, 2022 compared to $5.8 billion as of July 31, 2021, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020
Allowance for credit loss at beginning of fiscal year	$109	$143	$136
Provisions (benefits)	64	21	55
Recoveries (write-offs), net	(81)	(29)	(48)
Foreign exchange and other	(9)	(26)	—
Allowance for credit loss at end of fiscal year	$83	$109	$143
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	July 30, 2022	July 31, 2021
1 to 4	$414	$521
5 to 6	814	770
7 and Higher	158	166
Total	$1,386	$1,457
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 30, 2022 and July 31, 2021, our contract assets for these unbilled receivables, net of allowances, were $1.3 billion and $1.4 billion, respectively, and were included in other current assets and other assets.

Contract liabilities consist of deferred revenue. Deferred revenue was $23.3 billion as of July 30, 2022 compared to $22.2 billion as of July 31, 2021. We recognized approximately $12.0 billion of revenue during fiscal 2022 that was included in the deferred revenue balance at July 31, 2021.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $1.0 billion as of each of July 30, 2022 and July 31, 2021, and were included in other current assets and other assets. The amortization expense associated with these costs was $679 million and $532 million for fiscal 2022 and 2021, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
(a)Acquisition Summary
We completed three acquisitions during fiscal 2022. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2022	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (three in total)	$364	$12	$20	$332
The total purchase consideration related to our acquisitions completed during fiscal 2022 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $7 million.
Fiscal 2021 Acquisitions
Allocation of the purchase consideration for acquisitions completed in fiscal 2021 is summarized as follows (in millions):

Fiscal 2021	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Acacia	$4,983	$442	$2,160	$2,381
Others (12 in total)	2,472	(130)	754	1,848
Total	$7,455	$312	$2,914	$4,229
On March 1, 2021, we completed our acquisition of Acacia Communications, Inc. (“Acacia”), a public fabless semiconductor company that develops, manufactures and sells high-speed coherent optical interconnect products that are designed to transform communications networks through improvements in performance, capacity and cost. Revenue from the Acacia acquisition has been included in our Internet for the Future product category.
The total purchase consideration related to our acquisitions completed during fiscal 2021 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $338 million.
Fiscal 2020 Acquisitions
In fiscal 2020, we completed six acquisitions for total purchase consideration of $359 million.
(b) Other Acquisition and Divestiture Information
Total transaction costs related to acquisition and divestiture activities during fiscal 2022, 2021, and 2020 were $50 million, $46 million, and $21 million, respectively. These transaction costs were expensed as incurred in G&A expenses in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during fiscal 2022 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.

The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during fiscal 2022, 2021, and 2020 have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 30, 2022 and July 31, 2021, as well as the changes to goodwill during fiscal 2022 and 2021 (in millions):

	Balance at July 31, 2021	Acquisitions & Divestitures	Other	Balance at July 30, 2022
Americas	$23,673	$222	$(13)	$23,882
EMEA	9,094	83	(115)	9,062
APJC	5,401	27	(68)	5,360
Total	$38,168	$332	$(196)	$38,304

	Balance at July 25, 2020	Acquisitions & Divestitures	Other	Balance at July 31, 2021
Americas	$21,304	$2,275	$94	$23,673
EMEA	8,040	1,019	35	9,094
APJC	4,462	920	19	5,401
Total	$33,806	$4,214	$148	$38,168
“Other” in the tables above consists of foreign currency translation as well as purchase accounting adjustments.
(b)Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2022 and 2021 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2022	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (three in total)	2.7	$16	2.0	$4	—	$—	$—	$20

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
Fiscal 2021	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Acacia	4.0	$1,290	4.0	$490	3.1	$35	$345	$2,160
Others	4.3	545	4.6	174	2.9	35	—	754
Total		$1,835		$664		$70	$345	$2,914

The following tables present details of our purchased intangible assets (in millions):

July 30, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,631	$(1,102)	$1,529
Customer relationships	1,354	(769)	585
Other	41	(16)	25
Total purchased intangible assets with finite lives	4,026	(1,887)	2,139
In-process research and development, with indefinite lives	430	—	430
Total	$4,456	$(1,887)	$2,569

July 31, 2021	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,629	$(1,437)	$2,192
Customer relationships	1,387	(523)	864
Other	71	(13)	58
Total purchased intangible assets with finite lives	5,087	(1,973)	3,114
In-process research and development, with indefinite lives	505	—	505
Total	$5,592	$(1,973)	$3,619
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets were $15 million for fiscal 2022, and were included in research and development expenses. Impairment charges are primarily a result of declines in estimated fair values of certain purchased intangible assets resulting from the reduction or elimination of expected future cash flows associated with certain of our technology and IPR&D intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Amortization of purchased intangible assets:
Cost of sales	$749	$716	$659
Operating expenses	328	215	141
Total	$1,077	$931	$800
The estimated future amortization expense of purchased intangible assets with finite lives as of July 30, 2022 is as follows (in millions):

Fiscal Year	Amount
2023	$900
2024	$773
2025	$403
2026	$61
2027	$2

6.Restructuring and Other Charges
We initiated a restructuring plan in fiscal 2021 (the “Fiscal 2021 Plan”), which included a voluntary early retirement program, in order to realign the organization and enable further investment in key priority areas. The total pretax charges were estimated to be approximately $900 million. In connection with the Fiscal 2021 Plan, we incurred cumulative charges of $892 million and completed the Fiscal 2021 Plan in fiscal 2022.
We initiated a restructuring plan in fiscal 2020 (the “Fiscal 2020 Plan”) in order to realign the organization and enable further investment in key priority areas. In connection with the Fiscal 2020 Plan, we incurred cumulative charges of $254 million. We completed the Fiscal 2020 Plan in fiscal 2021.

The aggregate pretax charges related to these plans are primarily cash-based and consist of severance and other one-time termination benefits, and other costs.
The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2019	$22	$11	$—	$—	$33
Charges	353	128	—	—	481
Cash payments	(317)	(10)	—	—	(327)
Non-cash items	—	(115)	—	—	(115)
Liability as of July 25, 2020	58	14	—	—	72
Charges	—	5	836	45	886
Cash payments	(58)	(6)	(821)	(5)	(890)
Non-cash items	—	(3)	1	(32)	(34)
Liability as of July 31, 2021	—	10	16	8	34
Charges	—	(6)	9	3	6
Cash payments	—	(1)	(23)	(1)	(25)
Non-cash items	—	—	—	(6)	(6)
Liability as of July 30, 2022	$—	$3	$2	$4	$9
7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	July 30, 2022	July 31, 2021
Cash and cash equivalents	$7,079	$9,175
Restricted cash and restricted cash equivalents included in other current assets	—	14
Restricted cash and restricted cash equivalents included in other assets	1,500	753
Total	$8,579	$9,942
Our restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	July 30, 2022	July 31, 2021
Raw materials	$1,601	$801
Work in process	150	54
Finished goods:
Deferred cost of sales	86	97
Manufactured finished goods	631	422
Total finished goods	717	519
Service-related spares	90	174
Demonstration systems	10	11
Total	$2,568	$1,559

Property and Equipment, Net

	July 30, 2022	July 31, 2021
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,219	$4,304
Computer equipment and related software	779	858
Production, engineering, and other equipment	4,647	5,106
Operating lease assets	185	273
Furniture, fixtures and other	335	377
Total gross property and equipment	10,165	10,918
Less: accumulated depreciation and amortization	(8,168)	(8,580)
Total	$1,997	$2,338
Remaining Performance Obligations (RPO)

	July 30, 2022	July 31, 2021
Product	$14,090	$13,270
Service	17,449	17,623
Total	$31,539	$30,893

Short-term RPO	$16,936	$16,289
Long-term RPO	14,603	14,604
Total	$31,539	$30,893

Amount to be recognized as revenue over the next 12 months	54%	53%

Deferred revenue	$23,264	$22,164
Unbilled contract revenue	8,275	8,729
Total	$31,539	$30,893
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	July 30, 2022	July 31, 2021
Product	$10,427	$9,416
Service	12,837	12,748
Total	$23,264	$22,164
Reported as:
Current	$12,784	$12,148
Noncurrent	10,480	10,016
Total	$23,264	$22,164
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Act is as follows (in millions):

	July 30, 2022	July 31, 2021
Current	$727	$727
Noncurrent	5,456	6,183
Total	$6,183	$6,910

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	July 30, 2022	July 31, 2021
Operating lease right-of-use assets	Other assets	$1,003	$1,095

Operating lease liabilities	Other current liabilities	$322	$337
Operating lease liabilities	Other long-term liabilities	724	831
Total operating lease liabilities		$1,046	$1,168
The components of our lease expenses were as follows (in millions):

Years Ended	July 30, 2022	July 31, 2021
Operating lease expense	$390	$399
Short-term lease expense	66	65
Variable lease expense	173	173
Total lease expense	$629	$637
Supplemental information related to our operating leases is as follows (in millions):

Years Ended	July 30, 2022	July 31, 2021
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$408	$407
Right-of-use assets obtained in exchange for operating leases liabilities	$331	$536
The weighted-average lease term was 4.7 years and 5.2 years as of July 30, 2022 and July 31, 2021, respectively. The weighted-average discount rate was 2.2% and 1.7% as of July 30, 2022 and July 31, 2021, respectively.
The maturities of our operating leases (undiscounted) as of July 30, 2022 are as follows (in millions):

Fiscal Year	Amount
2023	$343
2024	255
2025	176
2026	104
2027	64
Thereafter	185
Total lease payments	1,127
Less interest	(81)
Total	$1,046
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2022 and 2021 was $54 million and $75 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

Future minimum lease payments on our lease receivables as of July 30, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2023	$582
2024	314
2025	171
2026	80
2027	28
Thereafter	1
Total	1,176
Less: Present value of lease payments	1,122
Unearned income	$54
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	July 30, 2022	July 31, 2021
Operating lease assets	$185	$273
Accumulated depreciation	(111)	(165)
Operating lease assets, net	$74	$108
Our operating lease income for fiscal 2022 and 2021 was $107 million and $151 million, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of July 30, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2023	$33
2024	16
2025	4
2026	—
Total	$53

9.Financing Receivables
(a)Financing Receivables
Financing receivables primarily consist of lease receivables, loans receivables, and financed service contracts. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services, which may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of three years on average. Financed service contracts include financing receivables related to technical support and advanced services. Revenue related to the technical support services is typically deferred and included in deferred service revenue and is recognized ratably over the period during which the related services are to be performed, which typically ranges from one year to three years.

A summary of our financing receivables is presented as follows (in millions):

July 30, 2022	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,176	$4,656	$2,186	$8,018
Residual value	76	—	—	76
Unearned income	(54)	—	—	(54)
Allowance for credit loss	(23)	(100)	(3)	(126)
Total, net	$1,175	$4,556	$2,183	$7,914
Reported as:
Current	$578	$2,176	$1,151	$3,905
Noncurrent	597	2,380	1,032	4,009
Total, net	$1,175	$4,556	$2,183	$7,914

July 31, 2021	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Gross	$1,710	$5,203	$2,453	$9,366
Residual value	103	—	—	103
Unearned income	(78)	—	—	(78)
Allowance for credit loss	(38)	(86)	(3)	(127)
Total, net	$1,697	$5,117	$2,450	$9,264
Reported as:
Current	$780	$2,372	$1,228	$4,380
Noncurrent	917	2,745	1,222	4,884
Total, net	$1,697	$5,117	$2,450	$9,264
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

July 30, 2022		Fiscal Year
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	Total
Lease Receivables:
1 to 4	$2	$25	$74	$124	$176	$152	$553
5 to 6	1	10	67	146	165	151	540
7 and Higher	—	1	4	12	2	10	29
Total Lease Receivables	$3	$36	$145	$282	$343	$313	$1,122
Loan Receivables:
1 to 4	$1	$46	$136	$458	$896	$1,488	$3,025
5 to 6	1	10	71	242	465	733	1,522
7 and Higher	1	1	20	38	37	12	109
Total Loan Receivables	$3	$57	$227	$738	$1,398	$2,233	$4,656
Financed Service Contracts:
1 to 4	$1	$3	$37	$78	$562	$799	$1,480
5 to 6	—	7	44	103	244	297	695
7 and Higher	—	—	2	7	2	—	11
Total Financed Service Contracts	$1	$10	$83	$188	$808	$1,096	$2,186
Total	$7	$103	$455	$1,208	$2,549	$3,642	$7,964

July 31, 2021		Fiscal Year
Internal Credit Risk Rating	Prior	July 29, 2017	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	Total
Lease Receivables:
1 to 4	$2	$20	$100	$168	$282	$227	$799
5 to 6	1	17	65	187	285	231	786
7 and Higher	—	2	6	12	23	4	47
Total Lease Receivables	$3	$39	$171	$367	$590	$462	$1,632
Loan Receivables:
1 to 4	$4	$86	$134	$577	$990	$1,552	$3,343
5 to 6	—	19	75	202	505	925	1,726
7 and Higher	1	2	4	50	43	34	134
Total Loan Receivables	$5	$107	$213	$829	$1,538	$2,511	$5,203
Financed Service Contracts:
1 to 4	$—	$38	$26	$106	$252	$1,053	$1,475
5 to 6	—	6	26	105	302	520	959
7 and Higher	—	—	1	6	7	5	19
Total Financed Service Contracts	$—	$44	$53	$217	$561	$1,578	$2,453
Total	$8	$190	$437	$1,413	$2,689	$4,551	$9,288
The following tables present the aging analysis of gross receivables as of July 30, 2022 and July 31, 2021 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2022	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$8	$6	$26	$40	$1,082	$1,122	$7	$11	$11
Loan receivables	72	36	48	156	4,500	4,656	8	58	58
Financed service contracts	26	26	81	133	2,053	2,186	6	2	2
Total	$106	$68	$155	$329	$7,635	$7,964	$21	$71	$71

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 31, 2021	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Lease receivables	$21	$17	$29	$67	$1,565	$1,632	$1	$33	$26
Loan receivables	71	17	35	123	5,080	5,203	4	33	33
Financed service contracts	18	13	18	49	2,404	2,453	3	3	3
Total	$110	$47	$82	$239	$9,049	$9,288	$8	$69	$62
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.

(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 31, 2021	$38	$86	$3	$127
Provisions (benefits)	(13)	4	—	(9)
Recoveries (write-offs), net	(2)	—	—	(2)
Foreign exchange and other	—	10	—	10
Allowance for credit loss as of July 30, 2022	$23	$100	$3	$126

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138
Provisions (benefits)	(10)	(12)	(5)	(27)
Recoveries (write-offs), net	(1)	(1)	—	(2)
Foreign exchange and other	1	18	(1)	18
Allowance for credit loss as of July 31, 2021	$38	$86	$3	$127

	CREDIT LOSS ALLOWANCES
	Lease Receivables	Loan Receivables	Financed Service Contracts	Total
Allowance for credit loss as of July 27, 2019	$46	$71	$9	$126
Provisions (benefits)	5	32	1	38
Recoveries (write-offs), net	(3)	(19)	—	(22)
Foreign exchange and other	—	(3)	(1)	(4)
Allowance for credit loss as of July 25, 2020	$48	$81	$9	$138

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

July 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,287	$—	$(49)	$1,238
U.S. government agency securities	142	—	(4)	138
Non-U.S. government and agency securities	272	—	—	272
Corporate debt securities	8,127	2	(311)	7,818
U.S. agency mortgage-backed securities	2,134	—	(158)	1,976
Commercial paper	255	—	—	255
Certificates of deposit	250	—	—	250
Total	$12,467	$2	$(522)	$11,947

July 31, 2021	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,773	$21	$—	$1,794
U.S. government agency securities	152	—	—	152
Non-U.S. government and agency securities	3	—	—	3
Corporate debt securities	8,727	213	(30)	8,910
U.S. agency mortgage-backed securities	2,838	34	(10)	2,862
Commercial paper	1,190	—	—	1,190
Certificates of deposit	295	—	—	295
Total	$14,978	$268	$(40)	$15,206
Net unsettled investment sales as of July 30, 2022 were $70 million and were included in other current assets.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Gross realized gains	$27	$55	$70
Gross realized losses	(18)	(2)	(28)
Total	$9	$53	$42
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 30, 2022 and July 31, 2021 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,110	$(44)	$120	$(5)	$1,230	$(49)
U.S. government agency securities	114	(2)	24	(2)	138	(4)
Non-U.S. government and agency securities	264	—	—	—	264	—
Corporate debt securities	6,920	(240)	422	(37)	7,342	(277)
U.S. agency mortgage-backed securities	1,305	(96)	615	(62)	1,920	(158)
Total	$9,713	$(382)	$1,181	$(106)	$10,894	$(488)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$468	$—	$—	$—	$468	$—
U.S. government agency securities	26	—	—	—	26	—
Corporate debt securities	1,086	(5)	6	—	1,092	(5)
U.S. agency mortgage-backed securities	1,293	(10)	13	—	1,306	(10)
Commercial paper	37	—	—	—	37	—
Total	$2,910	$(15)	$19	$—	$2,929	$(15)

The following table summarizes the maturities of our available-for-sale debt investments as of July 30, 2022 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,273	$3,219
After 1 year through 5 years	6,946	6,646
After 5 years through 10 years	111	103
After 10 years	3	3
Mortgage-backed securities with no single maturity	2,134	1,976
Total	$12,467	$11,947
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $241 million and $137 million as of July 30, 2022 and July 31, 2021, respectively. We recognized a net unrealized loss of $38 million during fiscal 2022 and a net unrealized gain of $8 million during fiscal 2021 on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net gain of $32 million and $39 million for fiscal 2022 and 2021, respectively. We held equity interests in certain private equity funds of $1.1 billion and $0.9 billion as of July 30, 2022 and July 31, 2021, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of July 30, 2022, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of July 30, 2022, the carrying value of our investments in privately held companies was $1.9 billion. Of the total carrying value of our investments in privately held companies as of July 30, 2022, $1.1 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.4 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 30, 2022			JULY 31, 2021
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$3,930	$—	$3,930	$5,694	$—	$5,694
Commercial paper	—	72	72	—	114	114
Certificates of deposit	—	32	32	—	—	—
U.S. government securities	—	12	12	—	300	300
Corporate debt securities	—	1	1	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	1,238	1,238	—	1,794	1,794
U.S. government agency securities	—	138	138	—	152	152
Non-U.S. government and agency securities	—	272	272	—	3	3
Corporate debt securities	—	7,818	7,818	—	8,910	8,910
U.S. agency mortgage-backed securities	—	1,976	1,976	—	2,862	2,862
Commercial paper	—	255	255	—	1,190	1,190
Certificates of deposit	—	250	250	—	295	295
Equity investments:
Marketable equity securities	241	—	241	137	—	137
Other assets:
Money market funds	1,500	—	1,500	750	—	750
Derivative assets	—	78	78	—	126	126
Total	$5,671	$12,142	$17,813	$6,581	$15,746	$22,327
Liabilities:
Derivative liabilities	$—	$89	$89	$—	$20	$20
Total	$—	$89	$89	$—	$20	$20
(b)Assets Measured at Fair Value on a Nonrecurring Basis
Our non-marketable equity securities using the measurement alternative are adjusted to fair value on a non-recurring basis. Adjustments are made when observable transactions for identical or similar investments of the same issuer occur, or due to impairment. These securities are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
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
(c)Other Fair Value Disclosures
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of July 30, 2022 and July 31, 2021 was $3.4 billion and $4.0 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3.
As of July 30, 2022 and July 31, 2021, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 30, 2022, the fair value of our senior notes was $9.7 billion, with a carrying amount of $8.9 billion. This compares to a fair value of $13.7 billion and a carrying amount of $11.5 billion as of July 31, 2021. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 30, 2022		July 31, 2021
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$499	2.68%	$2,508	1.75%
Commercial paper	600	2.05%	—	—
Total	$1,099		$2,508
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
(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 30, 2022		July 31, 2021
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
1.85%	September 20, 2021	$—	—	$2,000	1.90%
3.00%	June 15, 2022	—	—	500	1.13%
2.60%	February 28, 2023	500	2.68%	500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	2.69%	1,000	1.00%
3.50%	June 15, 2025	500	3.20%	500	1.29%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		9,000		11,500
Unaccreted discount/issuance costs		(75)		(80)
Hedge accounting fair value adjustments		(10)		106
Total		$8,915		$11,526

Reported as:
Short-term debt		$499		$2,508
Long-term debt		8,416		9,018
Total		$8,915		$11,526

We have entered into interest rate swaps in prior periods with an aggregate notional amount of $1.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on the LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 30, 2022, we were in compliance with all debt covenants.
As of July 30, 2022, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2023	$500
2024	1,750
2025	500
2026	750
2027	1,500
Thereafter	4,000
Total	$9,000
(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of July 30, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 30, 2022	July 31, 2021	Balance Sheet Line Item	July 30, 2022	July 31, 2021
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$55	$14	Other current liabilities	$—	$3
Foreign currency derivatives	Other assets	9	1	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	9	Other current liabilities	—	—
Interest rate derivatives	Other assets	—	99	Other long-term liabilities	10	—
Total		64	123		10	3
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	14	3	Other current liabilities	69	16
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	9	1
Equity derivatives	Other current assets	—	—	Other current liabilities	1	—
Total		14	3		79	17
Total		$78	$126		$89	$20
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Short-term debt	$—	$(508)	$—	$(9)
Long-term debt	$(1,487)	$(1,594)	$10	$(97)
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE YEARS ENDED
	July 30, 2022	July 31, 2021	July 25, 2020
Interest rate derivatives:
Hedged items	$116	$65	$(98)
Derivatives designated as hedging instruments	(118)	(67)	101
Total	$(2)	$(2)	$3

The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 30, 2022	July 31, 2021	July 25, 2020
Foreign currency derivatives	Other income (loss), net	$(237)	$2	$(5)
Total return swaps—deferred compensation	Operating expenses and other	(92)	157	15
Equity derivatives	Other income (loss), net	9	20	9
Total		$(320)	$179	$19
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 30, 2022	July 31, 2021
Foreign currency derivatives	$4,521	$4,139
Interest rate derivatives	1,500	2,000
Total return swaps—deferred compensation	651	730
Total	$6,672	$6,869
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $14 million as of July 30, 2022 and the net cash collateral received was $109 million as of July 31, 2021. Including the effects of collateral, this results in a net derivative asset of $3 million and a net derivative liability of $3 million as of July 30, 2022 and July 31, 2021, respectively.
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

(d)Interest Rate Risk
We hold interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2024 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on LIBOR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on LIBOR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates.
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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	July 30, 2022	July 31, 2021
Less than 1 year	$9,954	$6,903
1 to 3 years	2,240	1,806
3 to 5 years	770	1,545
Total	$12,964	$10,254
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 30, 2022 and July 31, 2021, the liability for these purchase commitments was $313 million and $151 million, respectively, and was included in other current liabilities.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020
Compensation expense related to acquisitions	$271	$262	$214
As of July 30, 2022, we estimated that future cash compensation expense of up to $468 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.4 billion and $0.2 billion as of July 30, 2022 and July 31, 2021, respectively.

(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020
Balance at beginning of fiscal year	$336	$331	$342
Provisions for warranties issued	415	496	561
Adjustments for pre-existing warranties	3	—	(8)
Settlements	(421)	(491)	(564)
Balance at end of fiscal year	$333	$336	$331
We accrue for warranty costs as part of our cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty.
(d)Financing and Other Guarantees
In the ordinary course of business, we provide financing guarantees for various third-party financing arrangements extended to channel partners customers. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $27.9 billion, $26.7 billion, and $26.9 billion in fiscal 2022, 2021, and 2020, respectively. The balance of the channel partner financing subject to guarantees was $1.4 billion and $1.3 billion as of July 30, 2022 and July 31, 2021, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at July 30, 2022 and July 31, 2021, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 30, 2022	July 31, 2021
Maximum potential future payments	$188	$155
Deferred revenue	(9)	(16)
Total	$179	$139
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
It is not possible to determine the maximum potential amount for claims made under the indemnification obligations due to uncertainties in the litigation process, coordination with and contributions by other parties and the defendants in these types of cases, and the unique facts and circumstances involved in each particular case and agreement. Historically, indemnity payments made by us have not had a material effect on our Consolidated Financial Statements.
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $156 million for the alleged evasion of import and other taxes, $822 million for interest, and $387 million for various penalties, all determined using an exchange rate as of July 30, 2022.
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
Centripetal On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services (including our Catalyst switches, ASR and ISR series routers, ASAs with FirePOWER services, and Stealthwatch products) infringe eleven Centripetal U.S. patents. Following a number of successful petitions filed with the Patent Trial and Appeal Board (“PTAB”) of the United States Patent and Trademark Office (“PTO”) that were sustained on appeal, the district court case moved forward on five asserted U.S. patents not subject to the IPR Proceedings. The district court conducted a bench trial by videoconference from May 6, 2020 to June 25, 2020. On October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent. The district court awarded Centripetal $1.9 billion, comprised of $756 million in damages, $1.1 billion in enhanced damages for willful infringement, and pre-judgment interest in the amount of $14 million. The district court declined to issue an injunction but, instead, awarded Centripetal a running royalty against revenue from the products found to infringe for an initial three-year term at a rate of 10%, with a minimum annual royalty of $168 million and a maximum annual royalty of $300 million, and for a second three-year term at a rate of 5%, with a minimum annual royalty of $84 million and a maximum annual royalty of $150 million. We appealed the district court’s judgment as to the four patents found valid and infringed to the Federal Circuit. On June 23, 2022, the Federal Circuit vacated the district court’s final judgment, remanded the case back to the district court to be assigned to a new judge and ordered the district court to conduct additional proceedings.
Centripetal filed complaints in the District Court of Dusseldorf in Germany (“German Court”) against Cisco Systems GmbH and Cisco Systems, Inc., asserting a total of six patents. On April 29, 2020 and April 30, 2020, Centripetal asserted three European patents, seeking both injunctive relief and damages. Two of the three European patents are counterparts to two U.S. patents Centripetal asserted against us in the U.S. district court proceedings, one of which has been invalidated by the PTAB. On June 22, 2021, Centripetal amended one of its complaints to assert one additional European patent and one additional German Utility Model patent. On December 10, 2021, the German Court rejected Centripetal’s complaints on two patents, and Centripetal has appealed. A hearing for a Cisco nullity action in the Federal Patent Court in Germany on one of those two patents occurred on August 1, 2022, and we are waiting for the Court’s opinion. On December 21, 2021, the German Court stayed its decision on infringement of the third patent pending a decision by the Federal Patent Court in a related nullity proceeding. On May 17, 2022, Centripetal withdrew its complaint for infringement of the German Utility Model patent. The proceedings on Centripetal’s European patent filed on June 22, 2021 remains pending.
On February 14, 2022, Centripetal filed an additional complaint asserting infringement of another patent issued by the European Patent Office. Centripetal seeks both injunctive relief and damages on these patents. We are assessing the complaint and are preparing our defense.
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
On September 28, 2021, Cisco and Acacia filed a declaratory judgment action of noninfringement against Ramot in D. Del on another patent in the same family as those Ramot asserted in the previous litigations. Ramot counterclaimed for patent infringement seeking damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Due to the early stage of the litigation as well as uncertainties in the litigation processes, we are unable, at this time, to reasonably estimate a potential range of loss, if any, or the ultimate outcome of this litigation.
On May 24, 2022, Cisco and Acacia filed a declaratory judgment action of noninfringement against Ramot in D. Del on another patent in the same family as those Ramot asserted in the previous litigations. Ramot filed suit against Cisco in E.D. Tex. alleging infringement of the same patent. Ramot seeks damages, including enhanced damages for allegations of willful infringement, and a running royalty on future sales. Due to the early stage of these litigations as well as uncertainties in the litigation processes, we are unable, at this time, to reasonably estimate a potential range of loss, if any, or the ultimate outcome of these litigations.
Viasat On January 21, 2016, Viasat, Inc. (“Viasat”) filed suit against Acacia (which we subsequently acquired) in the California Superior Court for San Diego County (“SDSC”) seeking unpaid royalties for breach of contract and the implied covenant of good faith and fair dealing, and damages for trade secret misappropriation for certain products (“Viasat 1”). Acacia counterclaimed for patent and trade secret misappropriation, contract, and unfair competition claims. On July 17, 2019, the jury found for Viasat on its contract claims, and awarded Viasat approximately $49 million for unpaid royalties through 2018. The jury further found that Acacia willfully misappropriated Viasat’s trade secrets and awarded Viasat $1. On Acacia’s counterclaims, the jury found for Acacia on its contract and trade secret claims and awarded Acacia $1. Both Acacia and Viasat appealed to the California Court of Appeal, Fourth Appellate District (“CCA”). On May 23, 2022, the CCA affirmed the judgment of approximately $49 million, plus post-judgment interest and costs, for Viasat on its breach of contract claim for unpaid royalties, but reversed the judgments for Viasat for breach of the implied covenant of good faith and fair dealing, and for trade secret misappropriation. On July 8, 2022, a satisfaction of judgment was entered as to Acacia, resolving all claims and disputes as related to Viasat 1.
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
On July 28, 2017, Acacia filed suit in the Commonwealth of Massachusetts Superior Court - Business Litigation Session against ViaSat alleging claims for defamation, unfair competition, business torts, and declaratory judgment of no trade secret misappropriation. On April 5, 2018, ViaSat counterclaimed with contract, trade secret, and unfair competition claims (collectively, with Viasat 2 and Viasat 3, the “Viasat Cases”). On December 13, 2018, the Massachusetts court entered an order staying the Massachusetts litigation, which has been extended to October 21, 2022.
We are unable to reasonably estimate the ultimate outcome of any of the Viasat Cases at this time due to uncertainties in the litigation processes. If Acacia does not prevail, we believe that any relief ultimately assessed in any of the Viasat Cases would not have a material effect on our Consolidated Financial Statements.
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager product infringes three U.S. patents. Egenera seeks damages, including enhanced damages for allegations of willful infringement, and an injunction. Two of the asserted patents have been dismissed, leaving Egenera’s infringement claim based on one asserted patent. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. The court began a jury trial on the remaining patent on August 2, 2022. On August 15, 2022, the jury returned a verdict finding that Cisco does not infringe Egenera’s patent. The parties will file post-trial motions prior to the entry of final judgment in the case.

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

15.Stockholders’ Equity
(a)Cash Dividends on Shares of Common Stock
We declared and paid cash dividends of $1.50, $1.46 and $1.42 per common share, or $6.2 billion during each of fiscal 2022 and 2021 and $6.0 billion during fiscal 2020, on our outstanding common stock.
On August 23, 2022, our Board of Directors declared a quarterly dividend of $0.38 per common share to be paid on October 26, 2022, to all stockholders of record as of the close of business on October 5, 2022. Any future dividends will be subject to the approval of our Board of Directors.
(b)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 30, 2022, the remaining authorized amount for stock repurchases under this program was approximately $15.2 billion with no termination date.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 30, 2022	146	$52.82	$7,734
July 31, 2021	64	$45.48	$2,902
July 25, 2020	59	$44.36	$2,619
There were $70 million and $25 million in stock repurchases that were pending settlement as of July 30, 2022 and July 31, 2021, respectively. There was no stock repurchases that were pending settlement as of July 25, 2020.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity.
We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(c)Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of July 30, 2022, we had not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 30, 2022, 205 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 18 million, 17 million, and 18 million shares under the Employee Stock Purchase Plan in fiscal 2022, 2021, and 2020, respectively. As of July 30, 2022, 107 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Cost of sales—product	$112	$99	$93
Cost of sales—service	199	176	144
Share-based compensation expense in cost of sales	311	275	237
Research and development	790	694	592
Sales and marketing	572	540	500
General and administrative	212	226	215
Restructuring and other charges	1	26	25
Share-based compensation expense in operating expenses	1,575	1,486	1,332
Total share-based compensation expense	$1,886	$1,761	$1,569
Income tax benefit for share-based compensation	$457	$387	$452
As of July 30, 2022, the total compensation cost related to unvested share-based awards not yet recognized was $4.3 billion, which is expected to be recognized over approximately 2.6 years on a weighted-average basis.

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 27, 2019	100	$38.66
Granted and assumed	49	42.61
Vested	(44)	35.20	$2,045
Canceled/forfeited/other	(9)	40.45
UNVESTED BALANCE AT JULY 25, 2020	96	42.03
Granted and assumed	51	41.89
Vested	(39)	39.63	$1,813
Canceled/forfeited/other	(14)	42.13
UNVESTED BALANCE AT JULY 31, 2021	94	42.93
Granted and assumed	52	50.06
Vested	(37)	42.27	$1,979
Canceled/forfeited/other	(12)	45.63
UNVESTED BALANCE AT JULY 30, 2022	97	$46.67
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

	RESTRICTED STOCK UNITS
Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Number of shares granted (in millions)	50	48	47
Grant date fair value per share	$49.68	$42.04	$42.68
Weighted-average assumptions/inputs:
Expected dividend yield	2.9%	3.3%	3.1%
Range of risk-free interest rates	0.0% – 3.0%	0.0% – 0.9%	0.0% – 2.0%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Number of shares granted (in millions)	2	2	2
Grant date fair value per share	$59.64	$37.91	$41.91
Weighted-average assumptions/inputs:
Expected dividend yield	0.4%	3.6%	2.8%
Range of risk-free interest rates	0.0% – 0.7%	0.1% – 0.4%	1.7% – 2.0%
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

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Weighted-average assumptions:
Expected volatility	27.9%	29.2%	22.2%
Risk-free interest rate	0.1%	0.3%	1.8%
Expected dividend	3.2%	3.2%	3.0%
Expected life (in years)	1.2	1.3	1.3
Weighted-average estimated grant date fair value per share	$12.90	$12.46	$10.20
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
(f)Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $13,725 for the 2022 calendar year due to the $305,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $306 million, $290 million, and $295 million in fiscal 2022, 2021, and 2020, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2022, 2021, and 2020.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.
(g)Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2022 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2022. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $760 million and $845 million as of July 30, 2022 and July 31, 2021, respectively, and was recorded primarily in other long-term liabilities.

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss) are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 27, 2019	$—	$(14)	$(778)	$(792)
Other comprehensive income (loss) before reclassifications	420	7	(51)	376
(Gains) losses reclassified out of AOCI	(42)	1	6	(35)
Tax benefit (expense)	(63)	—	(5)	(68)
BALANCE AT JULY 25, 2020	315	(6)	(828)	(519)
Other comprehensive income (loss) before reclassifications	(141)	20	229	108
(Gains) losses reclassified out of AOCI	(53)	(14)	3	(64)
Tax benefit (expense)	61	(1)	(2)	58
BALANCE AT JULY 31, 2021	182	(1)	(598)	(417)
Other comprehensive income (loss) before reclassifications	(731)	87	(647)	(1,291)
(Gains) losses reclassified out of AOCI	(9)	(29)	2	(36)
Tax benefit (expense)	179	(13)	(44)	122
BALANCE AT JULY 30, 2022	$(379)	$44	$(1,287)	$(1,622)

18.Income Taxes
(a)Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Federal:
Current	$2,203	$1,959	$1,101
Deferred	(176)	(203)	(374)
	2,027	1,756	727
State:
Current	458	513	264
Deferred	(156)	(46)	287
	302	467	551
Foreign:
Current	313	583	1,429
Deferred	23	(135)	49
	336	448	1,478
Total	$2,665	$2,671	$2,756
Income before provision for income taxes consists of the following (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
United States	$13,550	$12,335	$7,534
International	927	927	6,436
Total	$14,477	$13,262	$13,970
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	1.7	2.7	3.5
Foreign income at other than U.S. rates	0.8	1.5	(1.5)
Tax credits	(1.6)	(1.4)	(0.9)
Foreign-derived intangible income deduction	(3.9)	(4.2)	(2.6)
Stock-based compensation	0.3	0.6	(0.1)
Other, net	0.1	(0.1)	0.3
Total	18.4%	20.1%	19.7%
During fiscal 2020, the IRS and Cisco settled all outstanding items related to the audit of our federal income tax returns for the fiscal year ended July 30, 2011 through July 27, 2013. As a result of the settlement, we recognized a net benefit to the provision for income taxes of $102 million, net of a reduction in interest expense of $4 million.
Foreign taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $6.5 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2022. We intend to reinvest these earnings indefinitely in such foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we could be subject to additional income and withholding taxes. The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $681 million.

Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Beginning balance	$3,106	$2,518	$1,925
Additions based on tax positions related to the current year	157	224	188
Additions for tax positions of prior years	74	618	554
Reductions for tax positions of prior years	(81)	(122)	(136)
Settlements	(69)	(93)	(4)
Lapse of statute of limitations	(86)	(39)	(9)
Ending balance	$3,101	$3,106	$2,518
As of July 30, 2022, $2.2 billion of the unrecognized tax benefits would affect the effective tax rate if realized. We recognized net interest expense of $33 million, $74 million and $104 million during fiscal 2022, 2021, and 2020, respectively. Our net penalty expense for fiscal 2022, 2021, and 2020 was not material. Our total accrual for interest and penalties was $486 million, $444 million, and $340 million as of the end of fiscal 2022, 2021, and 2020, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2013. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 2003 and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 30, 2022 could be reduced by $1 billion in the next 12 months.
(b)Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 30, 2022	July 31, 2021
Deferred tax assets	$4,449	$4,360
Deferred tax liabilities	(55)	(134)
Total net deferred tax assets	$4,394	$4,226

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 30, 2022	July 31, 2021
ASSETS
Allowance for accounts receivable and returns	$90	$68
Sales-type and direct-financing leases	29	39
Inventory write-downs and capitalization	430	392
Deferred foreign income	210	164
IPR&D and purchased intangible assets	1,184	1,195
Depreciation	10	—
Deferred revenue	1,744	1,526
Credits and net operating loss carryforwards	1,336	1,264
Share-based compensation expense	138	123
Accrued compensation	333	333
Lease liabilities	248	277
Capitalized research expenditures	149	303
Other	439	454
Gross deferred tax assets	6,340	6,138
Valuation allowance	(834)	(771)
Total deferred tax assets	5,506	5,367
LIABILITIES
Goodwill and purchased intangible assets	(767)	(686)
Depreciation	—	(46)
Unrealized gains on investments	(26)	(112)
ROU lease assets	(237)	(260)
Other	(82)	(37)
Total deferred tax liabilities	(1,112)	(1,141)
Total net deferred tax assets	$4,394	$4,226
The changes in the valuation allowance for deferred tax assets are summarized as follows (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020
Balance at beginning of fiscal year	$771	$700	$457
Additions	84	91	279
Deductions	(10)	(5)	(29)
Write-offs	(12)	(16)	(7)
Foreign exchange and other	1	1	—
Balance at end of fiscal year	$834	$771	$700
As of July 30, 2022, our federal, state, and foreign net operating loss carryforwards before valuation allowance for income tax purposes were $302 million, $1.1 billion, and $580 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state, and foreign net operating loss carryforwards will begin to expire in fiscal 2023. We have provided a valuation allowance of $98 million and $10 million for deferred tax assets related to foreign and state net operating losses respectively that are not expected to be realized.
As of July 30, 2022, our federal, state, and foreign tax credit carryforwards for income tax purposes before valuation allowance were approximately $6 million, $1.6 billion, and $4 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2024. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $648 million for deferred tax assets related to state and foreign tax credits carryforwards that are not expected to be realized.

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
Summarized financial information by segment for fiscal 2022, 2021, and 2020, based on our internal management system and as utilized by our Chief Operating Decision Maker (CODM), is as follows (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Revenue:
Americas	$29,814	$29,161	$29,291
EMEA	13,715	12,951	12,659
APJC	8,027	7,706	7,352
Total	$51,557	$49,818	$49,301
Gross margin:
Americas	$19,117	$19,499	$19,547
EMEA	8,969	8,466	8,304
APJC	5,241	4,949	4,688
Segment total	33,326	32,914	32,538
Unallocated corporate items	(1,078)	(1,020)	(855)
Total	$32,248	$31,894	$31,683
Amounts may not sum due to rounding.
Revenue in the United States was $26.7 billion, $26.1 billion, and $26.1 billion for fiscal 2022, 2021, and 2020, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Revenue:
Secure, Agile Networks	$23,829	$22,722	$23,265
Internet for the Future	5,278	4,514	4,180
Collaboration	4,472	4,727	4,823
End-to-End Security	3,699	3,382	3,158
Optimized Application Experiences	729	654	524
Other Products	11	15	28
Total Product	38,018	36,014	35,978
Services	13,539	13,804	13,323
Total	$51,557	$49,818	$49,301
Amounts may not sum due to rounding.
(c)Additional Segment Information
No single customer accounted for 10% or more of revenue in fiscal 2022, 2021, and 2020.
The majority of our assets as of July 30, 2022 and July 31, 2021 were attributable to our U.S. operations. Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease right-of-use assets information for geographic areas (in millions):

	July 30, 2022	July 31, 2021	July 25, 2020
Long-lived assets:
United States	$2,004	$2,189	$2,328
International	997	1,244	1,046
Total	$3,001	$3,433	$3,374

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 30, 2022	July 31, 2021	July 25, 2020
Net income	$11,812	$10,591	$11,214
Weighted-average shares—basic	4,170	4,222	4,236
Effect of dilutive potential common shares	22	14	18
Weighted-average shares—diluted	4,192	4,236	4,254
Net income per share—basic	$2.83	$2.51	$2.65
Net income per share—diluted	$2.82	$2.50	$2.64
Antidilutive employee share-based awards, excluded	70	69	76

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 58 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 56 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
During the fiscal year ended July 30, 2022, a subsidiary of Cisco filed notifications with, or applied for import licenses and permits from, the FSB as required pursuant to Russian encryption product import controls for the purpose of enabling Cisco or our subsidiaries to import and distribute certain products in Russia. Neither Cisco nor our subsidiaries generated any gross revenues or net profits directly from such approval activity and neither Cisco nor our subsidiaries sell to the FSB. In March 2022, in connection with the Russian invasion of Ukraine, Cisco announced its intention to stop business operations in Russia and Belarus for the foreseeable future. Further, on June 23, 2022, Cisco announced that it will begin an orderly wind-down and exit of its business in Russia and Belarus. As a result, Cisco and its subsidiaries do not expect to make any new notifications with, or applications for import licenses or permits from, the FSB.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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
The additional information required by this item is included in our Proxy Statement related to the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 8, 2022 (the “Proxy Statement”) and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is included in our Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is included in our Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is included in our Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The information required by this item is included in our Proxy Statement and is incorporated herein by reference.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a)1.    Financial Statements
See the “Index to Consolidated Financial Statements” on page 55 of this report.

2.Financial Statement Schedule
All financial statement schedules have been omitted, since the required information is not applicable or is shown in the financial statements or notes herein.

3.Exhibits
See the “Index to Exhibits” beginning on page 105 of this report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.2	1/25/2021
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.5	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.6	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
4.7	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.8	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.9	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
4.10	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.11	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016
4.12	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.13	Description of Registrant’s Securities	10-K	001-39940	4.13	9/9/2021
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	10-Q	001-39940	10.1	5/25/2022
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.7	2/16/2021
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.6	2/16/2021
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021
10.6	Second Amended and Restated Credit Agreement, dated as of May 13, 2021, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender, L/C issuer and sustainability coordinator	8-K	001-39940	10.1	5/14/2021
10.7	Form of Commercial Paper Dealer Agreement	10-Q	000-18225	10.1	2/23/2011

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.8	Commercial Paper Issuing and Paying Agent Agreement dated January 31, 2011 between the Registrant and Bank of America, N.A.	10-Q	000-18225	10.2	2/23/2011
10.9*	Letter Agreement by and between Cisco Systems, Inc. and R. Scott Herren	8-K	000-18225	10.1	11/13/2020
10.10*	Letter of Engagement, dated June 1, 2021, between Whistler Strategies, LLC and Cisco Systems, Inc.	10-Q	001-39940	10.1	11/23/2021
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 107 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 8, 2022	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chair and Chief Executive Officer	September 8, 2022
Charles H. Robbins	(Principal Executive Officer)

/S/ R. SCOTT HERREN	Executive Vice President and Chief Financial Officer	September 8, 2022
R. Scott Herren	(Principal Financial Officer)

/S/ PRAT S. BHATT	Senior Vice President and Chief Accounting Officer	September 8, 2022
Prat S. Bhatt	(Principal Accounting Officer)

Signature	Title	Date

/S/ M. MICHELE BURNS	Director	September 8, 2022
M. Michele Burns

/S/ WESLEY G. BUSH	Director	September 8, 2022
Wesley G. Bush

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 8, 2022
Michael D. Capellas

/S/ MARK GARRETT	Director	September 8, 2022
Mark Garrett

/S/ JOHN D. HARRIS II	Director	September 8, 2022
John D. Harris II

/S/ KRISTINA M. JOHNSON	Director	September 8, 2022
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 8, 2022
Roderick C. McGeary

/S/ SARAH RAE MURPHY	Director	September 8, 2022
Sarah Rae Murphy

/S/ BRENTON L. SAUNDERS	Director	September 8, 2022
Brenton L. Saunders

/S/ LISA T. SU	Director	September 8, 2022
Dr. Lisa T. Su

/S/ MARIANNA TESSEL	Director	September 8, 2022
Marianna Tessel