Form 10-Q
period 2022-10-29
CISCO SYSTEMS, INC.
filed 2022-11-22
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 17, 2022: 4,108,103,063
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 29, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 29, 2022	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$7,292	$7,079
Investments	12,492	12,188
Accounts receivable, net of allowance of $88 at October 29, 2022 and $83 at July 30, 2022	5,439	6,622
Inventories	2,664	2,568
Financing receivables, net	3,683	3,905
Other current assets	4,571	4,355
Total current assets	36,141	36,717
Property and equipment, net	1,972	1,997
Financing receivables, net	3,618	4,009
Goodwill	38,160	38,304
Purchased intangible assets, net	2,360	2,569
Deferred tax assets	4,891	4,449
Other assets	5,912	5,957
TOTAL ASSETS	$93,054	$94,002
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,249	$1,099
Accounts payable	2,316	2,281
Income taxes payable	890	961
Accrued compensation	2,907	3,316
Deferred revenue	12,578	12,784
Other current liabilities	4,956	5,199
Total current liabilities	24,896	25,640
Long-term debt	7,629	8,416
Income taxes payable	7,835	7,725
Deferred revenue	10,441	10,480
Other long-term liabilities	1,981	1,968
Total liabilities	52,782	54,229
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,103 and 4,110 shares issued and outstanding at October 29, 2022 and July 30, 2022, respectively	42,984	42,714
Accumulated deficit	(594)	(1,319)
Accumulated other comprehensive loss	(2,118)	(1,622)
Total equity	40,272	39,773
TOTAL LIABILITIES AND EQUITY	$93,054	$94,002
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 29, 2022	October 30, 2021
REVENUE:
Product	$10,245	$9,529
Service	3,387	3,371
Total revenue	13,632	12,900
COST OF SALES:
Product	4,179	3,673
Service	1,107	1,174
Total cost of sales	5,286	4,847
GROSS MARGIN	8,346	8,053
OPERATING EXPENSES:
Research and development	1,781	1,714
Sales and marketing	2,391	2,261
General and administrative	565	551
Amortization of purchased intangible assets	71	84
Restructuring and other charges	(2)	5
Total operating expenses	4,806	4,615
OPERATING INCOME	3,540	3,438
Interest income	169	121
Interest expense	(100)	(89)
Other income (loss), net	(134)	187
Interest and other income (loss), net	(65)	219
INCOME BEFORE PROVISION FOR INCOME TAXES	3,475	3,657
Provision for income taxes	805	677
NET INCOME	$2,670	$2,980

Net income per share:
Basic	$0.65	$0.71
Diluted	$0.65	$0.70
Shares used in per-share calculation:
Basic	4,108	4,218
Diluted	4,116	4,243

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 29, 2022	October 30, 2021
Net income	$2,670	$2,980
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $78 and $28 for the first quarter of fiscal 2023 and 2022, respectively	(251)	(83)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(1) and $2 for the first quarter of fiscal 2023 and 2022, respectively	5	(4)
	(246)	(87)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(8) and $(1) for the first quarter of fiscal 2023 and 2022, respectively	24	7
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $5 and $0 for the first quarter of fiscal 2023 and 2022, respectively	(14)	(1)
	10	6
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $22 and $9 for the first quarter of fiscal 2023 and 2022, respectively	(260)	25
Other comprehensive income (loss)	(496)	(56)
Comprehensive income	$2,174	$2,924
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net income	$2,670	$2,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	415	533
Share-based compensation expense	496	453
Provision (benefit) for receivables	7	1
Deferred income taxes	(366)	(98)
(Gains) losses on divestitures, investments and other, net	131	(211)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,119	427
Inventories	(108)	(275)
Financing receivables	556	672
Other assets	(316)	(170)
Accounts payable	42	(93)
Income taxes, net	20	17
Accrued compensation	(384)	(585)
Deferred revenue	(78)	(95)
Other liabilities	(242)	(129)
Net cash provided by operating activities	3,962	3,427
Cash flows from investing activities:
Purchases of investments	(1,943)	(2,951)
Proceeds from sales of investments	407	580
Proceeds from maturities of investments	971	1,856
Acquisitions, net of cash and cash equivalents acquired and divestitures	—	(336)
Purchases of investments in privately held companies	(48)	(101)
Return of investments in privately held companies	10	53
Acquisition of property and equipment	(176)	(122)
Proceeds from sales of property and equipment	—	1
Other	(20)	—
Net cash used in investing activities	(799)	(1,020)
Cash flows from financing activities:
Repurchases of common stock—repurchase program	(556)	(273)
Shares repurchased for tax withholdings on vesting of restricted stock units	(108)	(133)
Short-term borrowings, original maturities of 90 days or less, net	(602)	—
Repayments of debt	—	(2,000)
Dividends paid	(1,560)	(1,561)
Other	(29)	(3)
Net cash used in financing activities	(2,855)	(3,970)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(95)	—
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	213	(1,563)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,579	9,942
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$8,792	$8,379

Supplemental cash flow information:
Cash paid for interest	$114	$124
Cash paid for income taxes, net	$1,150	$758

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 29, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			2,670		2,670
Other comprehensive loss				(496)	(496)
Issuance of common stock	7	—			—
Repurchase of common stock	(12)	(118)	(384)		(502)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(108)			(108)
Cash dividends declared ($0.38 per common share)			(1,560)		(1,560)
Share-based compensation		496			496
Other		—	(1)		(1)
Balance at October 29, 2022	4,103	$42,984	$(594)	$(2,118)	$40,272

Three Months Ended October 30, 2021	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			2,980		2,980
Other comprehensive loss				(56)	(56)
Issuance of common stock	7	—			—
Repurchase of common stock	(5)	(46)	(210)		(256)
Shares repurchased for tax withholdings on vesting of restricted stock units	(2)	(133)			(133)
Cash dividends declared ($0.37 per common share)			(1,561)		(1,561)
Share-based compensation		453			453
Other		1	(2)		(1)
Balance at October 30, 2021	4,217	$42,621	$553	$(473)	$42,701

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2023 and fiscal 2022 are each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 29, 2022 and for the first quarter of fiscal 2023 and 2022, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 30, 2022 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2022.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of October 29, 2022, the results of operations, the statements of comprehensive income, the statements of cash flows and the statements of equity for the first quarter of fiscal 2023 and 2022, as applicable, have been made. The results of operations for the first quarter of fiscal 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

2.Recent Accounting Pronouncements
(a)Recent Accounting Standards or Updates Not Yet Effective
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of October 29, 2022 and July 30, 2022 was $47 million and $43 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended
	October 29, 2022	October 30, 2021
Product revenue:
Secure, Agile Networks	$6,684	$5,968
Internet for the Future	1,310	1,373
Collaboration	1,086	1,109
End-to-End Security	971	895
Optimized Application Experiences	193	181
Other Products	2	3
Total Product	10,245	9,529
Services	3,387	3,371
Total	$13,632	$12,900
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
Collaboration consists of our Meetings, Collaboration Devices, Calling, Contact Center and Communication Platform as a Service (CPaaS) offerings. These products consist primarily of software offerings, including software licenses and SaaS, as well as hardware. Our perpetual software and hardware in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
End-to-End Security consists of our Network Security, Cloud Security, Security Endpoints, Unified Threat Management and Zero Trust offerings. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.

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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.4 billion as of October 29, 2022 compared to $6.6 billion as of July 30, 2022, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Allowance for credit loss at beginning of period	$83	$109
Provisions (benefits)	11	19
Recoveries (write-offs), net	(6)	(14)
Allowance for credit loss at end of period	$88	$114
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	October 29, 2022	July 30, 2022
1 to 4	$356	$414
5 to 6	898	814
7 and Higher	87	158
Total	$1,341	$1,386
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, was $1.3 billion as of each of October 29, 2022 and July 30, 2022, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $23.0 billion as of October 29, 2022 compared to $23.3 billion as of July 30, 2022. We recognized approximately $4.4 billion of revenue during the first quarter of fiscal 2023 that was included in the deferred revenue balance at July 30, 2022.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $1.1 billion and $1.0 billion as of October 29, 2022 and July 30, 2022, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $176 million and $170 million for the first quarter of fiscal 2023 and 2022, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
Total transaction costs related to acquisition and divestiture activities were $2 million and $19 million for the first quarter of fiscal 2023 and 2022, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 29, 2022 and during the first quarter of fiscal 2023 (in millions):

	Balance at July 30, 2022	Foreign Currency Translation and Other	Balance at October 29, 2022
Americas	$23,882	$(90)	$23,792
EMEA	9,062	(34)	9,028
APJC	5,360	(20)	5,340
Total	$38,304	$(144)	$38,160
(b)Purchased Intangible Assets
The following tables present details of our purchased intangible assets (in millions):

October 29, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,642	$(1,250)	$1,392
Customer relationships	1,332	(819)	513
Other	40	(15)	25
Total purchased intangible assets with finite lives	4,014	(2,084)	1,930
In-process research and development, with indefinite lives	430	—	430
Total	$4,444	$(2,084)	$2,360

July 30, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,631	$(1,102)	$1,529
Customer relationships	1,354	(769)	585
Other	41	(16)	25
Total purchased intangible assets with finite lives	4,026	(1,887)	2,139
In-process research and development, with indefinite lives	430	—	430
Total	$4,456	$(1,887)	$2,569

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Amortization of purchased intangible assets:
Cost of sales	$158	$202
Operating expenses	71	84
Total	$229	$286
The estimated future amortization expense of purchased intangible assets with finite lives as of October 29, 2022 is as follows (in millions):

Fiscal Year	Amount
2023 (remaining nine months)	$677
2024	$777
2025	$406
2026	$65
2027	$5

6.Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan (the “Fiscal 2023 Plan”), in order to rebalance the organization and enable further investment in key priority areas. This rebalancing will include talent movement options and restructuring. Additionally, we will optimize our real estate portfolio, aligned to the broader hybrid work strategy. The total pretax charges are estimated to be approximately $600 million and is expected to impact approximately 5% of our global workforce. These aggregate pretax charges will be primarily cash-based and will consist of severance and other one-time termination benefits, real estate-related charges, and other costs. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2024.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2022	$—	$3	$2	$4	$9
Charges	—	—	—	(2)	(2)
Cash payments	—	—	(1)	—	(1)
Liability as of October 29, 2022	$—	$3	$1	$2	$6

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 31, 2021	$—	$10	$16	$8	$34
Charges	—	(1)	4	2	5
Cash payments	—	(1)	(8)	—	(9)
Non-cash items	—	—	—	(4)	(4)
Liability as of October 30, 2021	$—	$8	$12	$6	$26

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	October 29, 2022	July 30, 2022
Cash and cash equivalents	$7,292	$7,079
Restricted cash and restricted cash equivalents included in other assets	1,500	1,500
Total	$8,792	$8,579
Our restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	October 29, 2022	July 30, 2022
Raw materials	$1,458	$1,601
Work in process	165	150
Finished goods:
Deferred cost of sales	79	86
Manufactured finished goods	850	631
Total finished goods	929	717
Service-related spares	99	90
Demonstration systems	13	10
Total	$2,664	$2,568

Property and Equipment, Net

	October 29, 2022	July 30, 2022
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,193	$4,219
Computer equipment and related software	751	779
Production, engineering, and other equipment	4,588	4,647
Operating lease assets	161	185
Furniture, fixtures and other	334	335
Total gross property and equipment	10,027	10,165
Less: accumulated depreciation and amortization	(8,055)	(8,168)
Total	$1,972	$1,997

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	October 29, 2022	July 30, 2022
Product	$14,013	$14,090
Service	16,897	17,449
Total	$30,910	$31,539

Short-term RPO	$16,380	$16,936
Long-term RPO	14,530	14,603
Total	$30,910	$31,539

Amount to be recognized as revenue over the next 12 months	53%	54%

Deferred revenue	$23,019	$23,264
Unbilled contract revenue	7,891	8,275
Total	$30,910	$31,539
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	October 29, 2022	July 30, 2022
Product	$10,404	$10,427
Service	12,615	12,837
Total	$23,019	$23,264
Reported as:
Current	$12,578	$12,784
Noncurrent	10,441	10,480
Total	$23,019	$23,264
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	October 29, 2022	July 30, 2022
Current	$727	$727
Noncurrent	5,456	5,456
Total	$6,183	$6,183

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	October 29, 2022	July 30, 2022
Operating lease right-of-use assets	Other assets	$929	$1,003

Operating lease liabilities	Other current liabilities	$308	$322
Operating lease liabilities	Other long-term liabilities	667	724
Total operating lease liabilities		$975	$1,046
The components of our lease expenses were as follows (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Operating lease expense	$96	$95
Short-term lease expense	17	17
Variable lease expense	58	49
Total lease expense	$171	$161
Supplemental information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$96	$98
Right-of-use assets obtained in exchange for operating leases liabilities	$35	$120
The weighted-average lease term was 4.6 years and 4.7 years as of October 29, 2022 and July 30, 2022, respectively. The weighted-average discount rate was 2.3% and 2.2% as of October 29, 2022 and July 30, 2022, respectively.
The maturities of our operating leases (undiscounted) as of October 29, 2022 are as follows (in millions):

Fiscal Year	Amount
2023 (remaining nine months)	$254
2024	262
2025	183
2026	106
2027	63
Thereafter	181
Total lease payments	1,049
Less interest	(74)
Total	$975
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $12 million and $15 million for the first quarter of fiscal 2023 and 2022, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of October 29, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2023 (remaining nine months)	$461
2024	329
2025	182
2026	90
2027	63
Thereafter	4
Total	1,129
Less: Present value of lease payments	1,074
Unearned income	$55
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	October 29, 2022	July 30, 2022
Operating lease assets	$161	$185
Accumulated depreciation	(97)	(111)
Operating lease assets, net	$64	$74
Our operating lease income was $21 million and $32 million for the first quarter of fiscal 2023 and 2022, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of October 29, 2022 are summarized as follows (in millions):

Fiscal Year	Amount
2023 (remaining nine months)	$23
2024	17
2025	5
Total	$45

9.Financing Receivables
(a)Financing Receivables
Financing receivables primarily consist of loan receivables and lease receivables. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services (including technical support and advanced services), and also may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of one year to three years on average. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

October 29, 2022	Loan Receivables	Lease Receivables	Total
Gross	$6,277	$1,129	$7,406
Residual value	—	70	70
Unearned income	—	(55)	(55)
Allowance for credit loss	(101)	(19)	(120)
Total, net	$6,176	$1,125	$7,301
Reported as:
Current	$3,144	$539	$3,683
Noncurrent	3,032	586	3,618
Total, net	$6,176	$1,125	$7,301

July 30, 2022	Loan Receivables	Lease Receivables	Total
Gross	$6,842	$1,176	$8,018
Residual value	—	76	76
Unearned income	—	(54)	(54)
Allowance for credit loss	(103)	(23)	(126)
Total, net	$6,739	$1,175	$7,914
Reported as:
Current	$3,327	$578	$3,905
Noncurrent	3,412	597	4,009
Total, net	$6,739	$1,175	$7,914
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

October 29, 2022		Fiscal Year				Three Months Ended
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	October 29, 2022	Total
Loan Receivables:
1 to 4	$33	$146	$451	$1,265	$1,542	$656	$4,093
5 to 6	10	96	263	555	768	325	2,017
7 and Higher	2	19	40	38	66	2	167
Total Loan Receivables	$45	$261	$754	$1,858	$2,376	$983	$6,277
Lease Receivables:
1 to 4	$16	$72	$124	$189	$112	$30	$543
5 to 6	7	32	90	106	124	146	505
7 and Higher	1	3	10	2	4	6	26
Total Lease Receivables	$24	$107	$224	$297	$240	$182	$1,074
Total	$69	$368	$978	$2,155	$2,616	$1,165	$7,351

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 30, 2022		Fiscal Year
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	Total
Loan Receivables:
1 to 4	$2	$49	$173	$536	$1,458	$2,287	$4,505
5 to 6	1	17	115	345	709	1,030	2,217
7 and Higher	1	1	22	45	39	12	120
Total Loan Receivables	$4	$67	$310	$926	$2,206	$3,329	$6,842
Lease Receivables:
1 to 4	$2	$25	$74	$124	$176	$152	$553
5 to 6	1	10	67	146	165	151	540
7 and Higher	—	1	4	12	2	10	29
Total Lease Receivables	$3	$36	$145	$282	$343	$313	$1,122
Total	$7	$103	$455	$1,208	$2,549	$3,642	$7,964
The following tables present the aging analysis of gross receivables as of October 29, 2022 and July 30, 2022 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 29, 2022	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$143	$26	$118	$287	$5,990	$6,277	$16	$60	$60
Lease receivables	17	14	27	58	1,016	1,074	7	10	10
Total	$160	$40	$145	$345	$7,006	$7,351	$23	$70	$70

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2022	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$98	$62	$129	$289	$6,553	$6,842	$14	$60	$60
Lease receivables	8	6	26	40	1,082	1,122	7	11	11
Total	$106	$68	$155	$329	$7,635	$7,964	$21	$71	$71
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended October 29, 2022	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(1)	(3)	(4)
Other	(1)	(1)	(2)
Allowance for credit loss as of October 29, 2022	$101	$19	$120

Three Months Ended October 30, 2021	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 31, 2021	$89	$38	$127
Provisions (benefits)	(13)	(5)	(18)
Allowance for credit loss as of October 30, 2021	$76	$33	$109

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 29, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,545	$—	$(70)	$1,475
U.S. government agency securities	171	—	(6)	165
Non-U.S. government and agency securities	275	—	(1)	274
Corporate debt securities	7,808	—	(492)	7,316
U.S. agency mortgage-backed securities	2,071	—	(273)	1,798
Commercial paper	798	—	—	798
Certificates of deposit	421	—	—	421
Total	$13,089	$—	$(842)	$12,247

July 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,287	$—	$(49)	$1,238
U.S. government agency securities	142	—	(4)	138
Non-U.S. government and agency securities	272	—	—	272
Corporate debt securities	8,127	2	(311)	7,818
U.S. agency mortgage-backed securities	2,134	—	(158)	1,976
Commercial paper	255	—	—	255
Certificates of deposit	250	—	—	250
Total	$12,467	$2	$(522)	$11,947
Net unsettled investment purchases were $42 million and net unsettled investment sales were $70 million as of October 29, 2022 and July 30, 2022, respectively, and were included in other current assets and other current liabilities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Gross realized gains	$—	$6
Gross realized losses	(6)	—
Total	$(6)	$6
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 29, 2022 and July 30, 2022 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 29, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$530	$(12)	$944	$(58)	$1,474	$(70)
U.S. government agency securities	101	(2)	64	(4)	165	(6)
Non-U.S. government and agency securities	257	(1)	—	—	257	(1)
Corporate debt securities	5,065	(252)	2,090	(206)	7,155	(458)
U.S. agency mortgage-backed securities	651	(76)	1,136	(197)	1,787	(273)
Commercial paper	45	—	—	—	45	—
Total	$6,649	$(343)	$4,234	$(465)	$10,883	$(808)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,110	$(44)	$120	$(5)	$1,230	$(49)
U.S. government agency securities	114	(2)	24	(2)	138	(4)
Non-U.S. government and agency securities	264	—	—	—	264	—
Corporate debt securities	6,920	(240)	422	(37)	7,342	(277)
U.S. agency mortgage-backed securities	1,305	(96)	615	(62)	1,920	(158)
Total	$9,713	$(382)	$1,181	$(106)	$10,894	$(488)
The following table summarizes the maturities of our available-for-sale debt investments as of October 29, 2022 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$4,483	$4,399
After 1 year through 5 years	6,478	6,002
After 5 years through 10 years	56	47
After 10 years	1	1
Mortgage-backed securities with no single maturity	2,071	1,798
Total	$13,089	$12,247
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Summary of Equity Investments
We held marketable equity securities of $245 million and $241 million as of October 29, 2022 and July 30, 2022, respectively. We recognized a net unrealized loss of $20 million and a net unrealized gain of $5 million during the first quarter of fiscal 2023 and 2022, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $12 million and a net gain of $2 million for the first quarter of fiscal 2023 and 2022, respectively. We held equity interests in certain private equity funds of $1.0 billion and $1.1 billion as of October 29, 2022 and July 30, 2022, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 29, 2022, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.8 billion and $1.9 billion as of October 29, 2022 and July 30, 2022, respectively. Of the total carrying value of our investments in privately held companies as of October 29, 2022, $1.1 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of October 29, 2022, we have total funding commitments of $0.3 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 29, 2022			JULY 30, 2022
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$3,144	$—	$3,144	$3,930	$—	$3,930
Commercial paper	—	1,017	1,017	—	72	72
Certificates of deposit	—	215	215	—	32	32
U.S. government securities	—	47	47	—	12	12
Corporate debt securities	—	52	52	—	1	1
Available-for-sale debt investments:
U.S. government securities	—	1,475	1,475	—	1,238	1,238
U.S. government agency securities	—	165	165	—	138	138
Non-U.S. government and agency securities	—	274	274	—	272	272
Corporate debt securities	—	7,316	7,316	—	7,818	7,818
U.S. agency mortgage-backed securities	—	1,798	1,798	—	1,976	1,976
Commercial paper	—	798	798	—	255	255
Certificates of deposit	—	421	421	—	250	250
Equity investments:
Marketable equity securities	245	—	245	241	—	241
Other assets:
Money market funds	1,500	—	1,500	1,500	—	1,500
Derivative assets	—	97	97	—	78	78
Total	$4,889	$13,675	$18,564	$5,671	$12,142	$17,813
Liabilities:
Derivative liabilities	$—	$138	$138	$—	$89	$89
Total	$—	$138	$138	$—	$89	$89
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of October 29, 2022 and July 30, 2022 was $3.0 billion and $3.4 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of October 29, 2022, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 29, 2022, the fair value of our senior notes was $8.8 billion with a carrying amount of $8.9 billion. This compares to a fair value of $9.7 billion and a carrying amount of $8.9 billion as of July 30, 2022. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 29, 2022		July 30, 2022
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$1,249	2.44%	$499	2.68%
Commercial paper	—	—	600	2.05%
Total	$1,249		$1,099
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 29, 2022		July 30, 2022
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.60%	February 28, 2023	$500	2.68%	$500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	4.04%	1,000	2.69%
3.50%	June 15, 2025	500	4.61%	500	3.20%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		9,000		9,000
Unaccreted discount/issuance costs		(73)		(75)
Hedge accounting fair value adjustments		(49)		(10)
Total		$8,878		$8,915

Reported as:
Current portion of long-term debt		$1,249		$499
Long-term debt		7,629		8,416
Total		$8,878		$8,915
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 29, 2022, we were in compliance with all debt covenants.
As of October 29, 2022, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2023 (remaining nine months)	$500
2024	1,750
2025	500
2026	750
2027	1,500
Thereafter	4,000
Total	$9,000
(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of October 29, 2022, we were in compliance

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.
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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 29, 2022	July 30, 2022	Balance Sheet Line Item	October 29, 2022	July 30, 2022
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$61	$55	Other current liabilities	$—	$—
Foreign currency derivatives	Other assets	15	9	Other long-term liabilities	—	—
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	49	10
Total		76	64		49	10
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	21	14	Other current liabilities	73	69
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	16	9
Equity derivatives	Other current assets	—	—	Other current liabilities	—	1
Total		21	14		89	79
Total		$97	$78		$138	$89

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	October 29, 2022	July 30, 2022	October 29, 2022	July 30, 2022
Long-term debt	$(1,448)	$(1,487)	$49	$10
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE THREE MONTHS ENDED
	October 29, 2022	October 30, 2021
Interest rate derivatives:
Hedged items	$39	$26
Derivatives designated as hedging instruments	(39)	(27)
Total	$—	$(1)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 29, 2022	October 30, 2021
Foreign currency derivatives	Other income (loss), net	$(72)	$(20)
Total return swaps—deferred compensation	Operating expenses and other	(25)	21
Equity derivatives	Other income (loss), net	(1)	4
Total		$(98)	$5
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 29, 2022	July 30, 2022
Foreign currency derivatives	$4,183	$4,521
Interest rate derivatives	1,500	1,500
Total return swaps—deferred compensation	676	651
Total	$6,359	$6,672
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $53 million and $14 million as of October 29, 2022 and July 30, 2022, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 29, 2022	July 30, 2022
Less than 1 year	$10,160	$9,954
1 to 3 years	1,606	2,240
3 to 5 years	842	770
Total	$12,608	$12,964
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 29, 2022 and July 30, 2022, the liability for these purchase commitments was $380 million and $313 million, respectively, and was included in other current liabilities.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Compensation expense related to acquisitions	$74	$89
As of October 29, 2022, we estimated that future cash compensation expense of up to $388 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion and $0.4 billion as of October 29, 2022 and July 30, 2022, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Balance at beginning of period	$333	$336
Provisions for warranties issued	97	114
Adjustments for pre-existing warranties	1	2
Settlements	(108)	(111)
Balance at end of period	$323	$341

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.6 billion and $6.6 billion for the first quarter of fiscal 2023 and 2022, respectively. The balance of the channel partner financing subject to guarantees was $1.5 billion and $1.4 billion as of October 29, 2022 and July 30, 2022, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at October 29, 2022 and July 30, 2022, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 29, 2022	July 30, 2022
Maximum potential future payments	$162	$188
Deferred revenue	(19)	(9)
Total	$143	$179
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $153 million for the alleged evasion of import and other taxes, $820 million for interest, and $378 million for various penalties, all determined using an exchange rate as of October 29, 2022.
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
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. The district court case went to trial on five asserted patents. Subsequently, on October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent and awarded $1.9 billion in damages and $14 million in pre-judgment interest, declined to issue an injunction but, instead, awarded Centripetal a royalty against future revenue for an initial three-year term at a 10% rate, with a minimum and maximum annual royalty of $168 million and $300 million, respectively, and for a second three-year term at a 5% rate, with a minimum and maximum annual royalty of $84 million and $150 million, respectively. We appealed and, on June 23, 2022, the Federal Circuit vacated the district court’s final judgment, remanded the case back to the district court to be assigned to a new judge and ordered the district court to conduct additional proceedings. On August 9, 2022, Centripetal filed a petition for writ of certiorari in the U.S. Supreme Court challenging the Federal Circuit’s decision. Cisco filed its opposition brief on October 26, 2022 and the proceedings are ongoing.
Between April 2020 and February 2022, Centripetal filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting a total of five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. On December 10, 2021, the German Court rejected Centripetal’s complaints on two patents, and Centripetal appealed. A hearing for a Cisco nullity action in the Federal Patent Court in Germany on one of those two patents occurred on August 1, 2022, and we are waiting for the Court’s opinion. On December 21, 2021, the German Court stayed its decision on infringement of the third patent pending a decision by the Federal Patent Court in a related nullity proceeding. On May 17, 2022, Centripetal withdrew its complaint for infringement of the German utility model. The German Court has set a hearing on the remaining two Centripetal complaints for November 22, 2022.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of the litigations at this time. If we do not prevail in either litigation, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”), seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three patents. The PTO preliminarily found all asserted claims unpatentable in ex parte reexamination proceedings and the pending District Court case has been stayed. On February 26, 2021, Ramot asserted patent infringement claims against Acacia Communications, Inc. (“Acacia”) in the District of Delaware (“D. Del.”), seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain Acacia optical transceiver modules and integrated circuits infringe two of the three patents that Ramot asserted in the E.D. Tex. case and this case is also stayed pending reexamination proceedings.
On September 28, 2021 and May 24, 2022, Cisco and Acacia filed two declaratory judgment actions of noninfringement against Ramot in D. Del on other Ramot patents in the same family as those involved in the pending cases above. Ramot counterclaimed and filed another suit in E.D. Tex. for infringement of the same patents and seeks damages, including enhanced damages, and a royalty on future sales. While we believe that we have strong non-infringement and invalidity arguments in these litigations, and that Ramot’s damages theories in such cases are not supported by prevailing law, we are unable to reasonably estimate the ultimate outcome of these litigations at this time due to uncertainties in the litigation processes. If we do

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

not prevail in court in these litigations, we believe any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Viasat On November 6, 2019, Viasat, Inc. (“Viasat”) filed suit against Acacia in the California Superior Court for San Diego County (“SDSC”), alleging contract and trade secret claims for certain Acacia products sold from January 1, 2019 forward (“Viasat 2”). Viasat 2 is similar to a previous suit Viasat filed against Acacia and which resolved in July 2022 for an immaterial amount (“Viasat 1”). On June 9, 2020, Viasat filed a third suit in SDSC alleging contract and trade secrets claims for sales of additional Acacia products (“Viasat 3”, together with Viasat 2, the “Viasat Cases”). In October 2022, an amended complaint was filed in Viasat 3 asserting the same claims but alleging additional information.
On July 28, 2017, Acacia filed suit in the Commonwealth of Massachusetts Superior Court against Viasat alleging claims for defamation, unfair competition, business torts, and declaratory judgment of no trade secret misappropriation (the “Massachusetts Action”). On April 5, 2018, Viasat counterclaimed with contract, trade secret, and unfair competition claims. Following resolution of Viasat 1, Acacia and Viasat jointly agreed to dismiss the Massachusetts Action in October 2022, thereby resolving the case.
We are unable to reasonably estimate the ultimate outcome of any of the Viasat Cases at this time due to uncertainties in the litigation processes. If we do not prevail, we believe that any relief ultimately assessed in any of the Viasat Cases would not have a material effect on our Consolidated Financial Statements.
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager infringes three patents. Egenera sought damages, including enhanced damages, and an injunction. Two of the asserted patents were dismissed, leaving Egenera’s infringement claim based on one asserted patent. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. On August 15, 2022, after a jury trial for the remaining patent, the jury returned a verdict in favor of Cisco. On October 27, 2022, Egenera filed a motion for judgment of infringement and a motion for new trial. Cisco opposed those motions and the post-trial proceedings are ongoing.
In addition to the above matters, we are subject to other legal proceedings, claims, and litigation arising in the ordinary course of business, including intellectual property litigation. While the outcome of these matters is currently not determinable, we do not believe that the ultimate costs to resolve these matters will have a material effect on our Consolidated Financial Statements. For additional information regarding intellectual property litigation, see “Part II, Item 1A. Risk Factors—We may be found to infringe on intellectual property rights of others” herein.

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 29, 2022, the remaining authorized amount for stock repurchases under this program was approximately $14.7 billion with no termination date. A summary of the stock repurchase activity for fiscal 2023 and 2022 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2023
October 29, 2022	12	$43.76	$502

Fiscal 2022
July 30, 2022	54	$44.02	$2,402
April 30, 2022	5	$54.20	$252
January 29, 2022	82	$58.36	$4,824
October 30, 2021	5	$56.49	$256
There were stock repurchases of $16 million and $70 million that were pending settlement as of October 29, 2022 and July 30, 2022, respectively.

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
(b) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of October 29, 2022, we had not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of October 29, 2022, 189 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the first quarters of fiscal 2023 and 2022. As of October 29, 2022, 107 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Cost of sales—product	$31	$25
Cost of sales—service	50	44
Share-based compensation expense in cost of sales	81	69
Research and development	204	181
Sales and marketing	153	140
General and administrative	58	62
Restructuring and other charges	—	1
Share-based compensation expense in operating expenses	415	384
Total share-based compensation expense	$496	$453
Income tax benefit for share-based compensation	$99	$104
As of October 29, 2022, the total compensation cost related to unvested share-based awards not yet recognized was $4.2 billion which is expected to be recognized over approximately 2.5 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 31, 2021	94	$42.93
Granted and assumed	52	50.06
Vested	(37)	42.27	$1,979
Canceled/forfeited/other	(12)	45.63
Unvested balance at July 30, 2022	97	$46.67
Granted and assumed	13	37.70
Vested	(8)	45.28	$321
Canceled/forfeited/other	(2)	47.09
Unvested balance at October 29, 2022	100	$45.60

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first quarter of fiscal 2023 and 2022 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 30, 2022	$(379)	$44	$(1,287)	$(1,622)
Other comprehensive income (loss) before reclassifications	(329)	32	(282)	(579)
(Gains) losses reclassified out of AOCI	6	(19)	—	(13)
Tax benefit (expense)	77	(3)	22	96
Balance at October 29, 2022	$(625)	$54	$(1,547)	$(2,118)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 31, 2021	$182	$(1)	$(598)	$(417)
Other comprehensive income (loss) before reclassifications	(111)	8	16	(87)
(Gains) losses reclassified out of AOCI	(6)	(1)	—	(7)
Tax benefit (expense)	30	(1)	9	38
Balance at October 30, 2021	$95	$5	$(573)	$(473)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021
Income before provision for income taxes	$3,475	$3,657
Provision for income taxes	$805	$677
Effective tax rate	23.2%	18.5%
As of October 29, 2022, we had $3.3 billion of unrecognized tax benefits, of which $2.4 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the first quarter of fiscal 2023 and 2022, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Revenue:
Americas	$7,914	$7,561
EMEA	3,675	3,303
APJC	2,043	2,036
Total	$13,632	$12,900
Gross margin:
Americas	$4,984	$4,875
EMEA	2,325	2,128
APJC	1,274	1,317
Segment total	8,582	8,321
Unallocated corporate items	(236)	(268)
Total	$8,346	$8,053
Amounts may not sum due to rounding.
Revenue in the United States was $7.1 billion and $6.8 billion for the first quarter of fiscal 2023 and 2022, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Revenue:
Secure, Agile Networks	$6,684	$5,968
Internet for the Future	1,310	1,373
Collaboration	1,086	1,109
End-to-End Security	971	895
Optimized Application Experiences	193	181
Other Products	2	3
Total Product	10,245	9,529
Services	3,387	3,371
Total	$13,632	$12,900
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior period to conform to the current year presentation.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 29, 2022	October 30, 2021
Net income	$2,670	$2,980
Weighted-average shares—basic	4,108	4,218
Effect of dilutive potential common shares	8	25
Weighted-average shares—diluted	4,116	4,243
Net income per share—basic	$0.65	$0.71
Net income per share—diluted	$0.65	$0.70
Antidilutive employee share-based awards, excluded	38	12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 29, 2022	October 30, 2021	% Variance
Revenue	$13,632	$12,900	6%
Gross margin percentage	61.2%	62.4%	(1.2)	pts
Research and development	$1,781	$1,714	4%
Sales and marketing	$2,391	$2,261	6%
General and administrative	$565	$551	3%
Total research and development, sales and marketing, general and administrative	$4,737	$4,526	5%
Total as a percentage of revenue	34.7%	35.1%	(0.4)	pts
Amortization of purchased intangible assets included in operating expenses	$71	$84	(15)%
Restructuring and other charges included in operating expenses	$(2)	$5	(132)%
Operating income as a percentage of revenue	26.0%	26.7%	(0.7)	pts
Interest and other income (loss), net	$(65)	$219	(130)%
Income tax percentage	23.2%	18.5%	4.7	pts
Net income	$2,670	$2,980	(10)%
Net income as a percentage of revenue	19.6%	23.1%	(3.5)	pts
Earnings per share—diluted	$0.65	$0.70	(7)%
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
In the first quarter of fiscal 2023, we delivered strong results with growth in total revenue. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations. We have, and continue to take, multiple steps in order to mitigate the component shortages and deliver products to our customers in order to address supply constraints seen industry-wide. While we did see continued modest easing of the supply constraints during the first quarter of fiscal 2023, we expect the constraints to continue and the duration is uncertain. We continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 6% compared with the first quarter of fiscal 2022. Within total revenue, product revenue increased by 8% and service revenue was flat. In the first quarter of fiscal 2023, total software revenue was $3.9 billion across all product areas and service, an increase of 5%. Within total software revenue, subscription revenue increased 11%. Total gross margin decreased by 1.2 percentage points. Product gross margin decreased by 2.3 percentage points, largely driven by increased costs related to supply constraints, partially offset by favorable pricing and product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.4 percentage points. Operating income as a percentage of revenue decreased by 0.7 percentage points. Diluted earnings per share decreased 7%, driven by a decrease of 10% in net income, partially offset by a decrease in diluted share count of 127 million shares.
In terms of our geographic segments, revenue from the Americas increased $353 million, EMEA revenue increased by $372 million and APJC revenue increased by $7 million. Although total revenue increased, we saw a decline in product demand compared to the first quarter of fiscal 2022. The decline was against the comparable prior year period in which we experienced unusually high demand.
From a customer market standpoint, we experienced product revenue growth in the commercial, enterprise and public sector markets. The service provider market was flat.
From a product category perspective, the product revenue increase of 8% was driven by growth in revenue for Secure, Agile Networks of 12%; End-to-End Security of 9%; and Optimized Application Experiences of 7%; partially offset by a product revenue decline in Internet for the Future of 5% and Collaboration of 2%.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the year ended July 30, 2022.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2023 (in millions):

	October 29, 2022	July 30, 2022
Cash and cash equivalents and investments	$19,784	$19,267
Remaining performance obligations	$30,910	$31,539
Inventories	$2,664	$2,568

	Three Months Ended
	October 29, 2022	October 30, 2021
Cash provided by operating activities	$3,962	$3,427
Repurchases of common stock—stock repurchase program	$502	$256
Dividends paid	$1,560	$1,561

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended July 30, 2022, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
Our provision for inventory was $38 million and $22 million for the first quarter of fiscal 2023 and 2022, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $83 million and $47 million for the first quarter of fiscal 2023 and 2022, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. While we have seen modest easing, we continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic. For further discussion around the Supply Constraints Impacts and Risks, see “Result of Operations—Gross Margin—Supply Constraints Impact and Risks” and “Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in the first quarters of fiscal 2023 and 2022.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 23.2% and 18.5% in the first quarter of fiscal 2023 and 2022, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars	Variance in Percent
Revenue:
Product	$10,245	$9,529	$716	8%
Percentage of revenue	75.2%	73.9%
Service	3,387	3,371	16	—%
Percentage of revenue	24.8%	26.1%
Total	$13,632	$12,900	$732	6%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,914	$7,561	$353	5%
Percentage of revenue	58.0%	58.6%
EMEA	3,675	3,303	372	11%
Percentage of revenue	27.0%	25.6%
APJC	2,043	2,036	7	—%
Percentage of revenue	15.0%	15.8%
Total	$13,632	$12,900	$732	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
Total revenue increased by 6%. Product revenue increased by 8% and service revenue was flat. Our total revenue reflected growth in the Americas and EMEA segments. The APJC segment was flat.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,846	$5,522	$324	6%
Percentage of product revenue	57.0%	57.9%
EMEA	2,886	2,513	373	15%
Percentage of product revenue	28.2%	26.4%
APJC	1,513	1,495	18	1%
Percentage of product revenue	14.8%	15.7%
Total	$10,245	$9,529	$716	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
Americas
Product revenue in the Americas segment increased by 6%, with growth in the commercial, enterprise and service provider markets, partially offset by a decline in the public sector market. From a country perspective, product revenue increased in the United States, Canada, Mexico and Brazil by 5%, 14%, 24% and 15%, respectively.
EMEA
Product revenue in the EMEA segment increased by 15%, driven by growth across all customer markets. From a country perspective, product revenue increased in Germany, the United Kingdom and France by 19%, 6% and 30%, respectively.
APJC
Product revenue in the APJC segment increased by 1%, driven by growth in the commercial market, partially offset by declines in the enterprise, service provider and public sector markets. From a country perspective, product revenue increased in India and China by 40% and 33%, respectively, partially offset by declines in Japan and Australia of 10% and 6%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$6,684	$5,968	$716	12%
Internet for the Future	1,310	1,373	(63)	(5)%
Collaboration	1,086	1,109	(23)	(2)%
End-to-End Security	971	895	76	9%
Optimized Application Experiences	193	181	12	7%
Other Products	2	3	(1)	(47)%
Total	$10,245	$9,529	$716	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
Secure, Agile Networks
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 12%, or $716 million, with growth in switching and wireless, partially offset by declines in enterprise routing and servers. Revenue grew in campus switching, primarily driven by strong growth in our Catalyst 9000 series and Meraki switching offerings. Data center revenue declined, although we had revenue growth in our Nexus 9000 series. We experienced a decrease in sales of our enterprise routing products primarily driven by declines related to the product transition taking place within our ASR 1000 offerings as well as supply constraints. Wireless had double-digit growth driven by our WiFi-6 products and Meraki offerings.
Internet for the Future
The Internet for the Future product category includes our routed optical networking, public 5G, silicon and optics offerings. Revenue in our Internet for the Future product category decreased by 5%, or $63 million, primarily driven by declines in our Cable, Optical and Edge portfolio. We saw growth in the webscale provider market and in our Cisco 8000 series offerings.
Collaboration
The Collaboration product category consists of our Collaboration Devices, Meetings, Calling and contact center offerings. Revenue in our Collaboration product category decreased by 2%, or $23 million, driven by declines in Meetings, partially offset by growth in Calling.
End-to-End Security
Revenue in our End-to-End Security product category increased 9%, or $76 million primarily driven by growth in our Unified Threat Management and Zero Trust offerings. The double-digit growth in our Zero Trust portfolio was driven by strong growth in our Duo offerings.
Optimized Application Experiences
The Optimized Application Experiences product category includes our full stack observability and cloud-native platforms offerings. Revenue in our Optimized Application Experiences product category increased 7%, or $12 million, driven by growth in our ThousandEyes offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,067	$2,039	$28	1%
Percentage of service revenue	61.0%	60.5%
EMEA	789	790	(1)	—%
Percentage of service revenue	23.3%	23.4%
APJC	530	541	(11)	(2)%
Percentage of service revenue	15.7%	16.1%
Total	$3,387	$3,371	$16	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue was flat in the first quarter of fiscal 2023 compared with the first quarter of fiscal 2022, primarily driven by revenue growth in our solution support offerings and maintenance business, offset by declines in our advisory services and software support offerings. Service revenue increased in the Americas segment, offset by a decline in the APJC segment. Service revenue in the EMEA segment was flat.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gross margin:
Product	$6,066	$5,856	59.2%	61.5%
Service	2,280	2,197	67.3%	65.2%
Total	$8,346	$8,053	61.2%	62.4%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2023, as compared with the corresponding prior year periods:

Product Gross Margin Percentage
Fiscal 2022	61.5%
Productivity (1)	(4.4)%
Product pricing	1.3%
Mix of products sold	0.4%
Others	0.4%
Fiscal 2023	59.2%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
Product gross margin decreased by 2.3 percentage points primarily driven by negative impacts from productivity, largely driven by increased costs related to supply constraints from component, freight and logistics costs. These impacts were partially offset

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

by favorable pricing. The benefit we saw from favorable pricing was primarily driven by price increases implemented during fiscal 2022, to partially offset increases in components and commodity costs, freight and logistics costs, driven by supply constraints. We also saw benefits from product mix.
Supply Constraints Impacts and Risks
While we have seen modest easing, we continue to manage through significant supply constraints seen industry-wide due to component shortages caused, in part, by the COVID-19 pandemic, and for which the duration of such constraints is uncertain. These shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers. We have taken a number of steps in order to mitigate the supply constraint related impacts including: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying significantly higher component and logistics costs to secure supply; modifying our product designs in order to leverage alternate suppliers, where possible; and continually optimizing our inventory build and customer delivery plans, among others. We believe these actions are helping us to optimize our access to critical components and meet customer demand for our products. As a result, in order to secure supply to meet customer demand, we have increased our inventory balances, inventory purchase commitments, and inventory deposits and prepayments (see “Liquidity and Capital Resources—Inventory Supply Chain”), which, in turn, has increased our supply chain exposure. Additionally, in certain situations, we have prepaid or made deposits with suppliers to secure future supply. These actions significantly increase the risk of future material excess and obsolete inventory and related losses if customer demand were to suddenly and significantly decrease in future periods. While we believe we are taking the right strategic and operational actions to address the supply situation, we recognize the increased risks.
Service Gross Margin
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
Our service gross margin percentage increased by 2.1 percentage points primarily due to lower headcount-related and delivery costs, favorable mix of service offerings, and to a lesser extent, higher sales volume.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Gross margin:
Americas	$4,984	$4,875	63.0%	64.5%
EMEA	2,325	2,128	63.3%	64.4%
APJC	1,274	1,317	62.3%	64.7%
Segment total	8,582	8,321	63.0%	64.5%
Unallocated corporate items (1)	(236)	(268)
Total	$8,346	$8,053	61.2%	62.4%
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from productivity, partially offset by favorable pricing and favorable product mix.
Gross margin in our EMEA segment decreased primarily due to negative impacts from productivity, and to a lesser extent, unfavorable impacts from product mix, partially offset by favorable pricing.
The APJC segment gross margin percentage decrease was primarily due to negative impacts from productivity.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars	Variance in Percent
Research and development	$1,781	$1,714	$67	4%
Percentage of revenue	13.1%	13.3%
Sales and marketing	2,391	2,261	130	6%
Percentage of revenue	17.5%	17.5%
General and administrative	565	551	14	3%
Percentage of revenue	4.1%	4.3%
Total	$4,737	$4,526	$211	5%
Percentage of revenue	34.7%	35.1%
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
R&D Expenses
R&D expenses increased due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by lower contracted services spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher discretionary spending and higher headcount-related expenses, partially offset by lower contracted services spending.
G&A Expenses
G&A expenses increased due to higher headcount-related expenses and higher discretionary spending, partially offset by lower contracted services spending and lower acquisition and divestitures related costs.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Effect of Foreign Currency
In the first quarter of fiscal 2023, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $142 million, or 3.1%, compared with the first quarter of fiscal 2022.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Amortization of purchased intangible assets:
Cost of sales	$158	$202
Operating expenses	71	84
Total	$229	$286
For the first quarter of fiscal 2023, the decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized, partially offset by amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas. This rebalancing will include talent movement options and restructuring. Additionally, we will optimize our real estate portfolio, aligned to the broader hybrid work strategy. The total pretax charges are estimated to be approximately $600 million and is expected to impact approximately 5% of our global workforce. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2024. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key priority areas. As a result, the overall cost savings from this restructuring plan are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 29, 2022	October 30, 2021
Operating income	$3,540	$3,438
Operating income as a percentage of revenue	26.0%	26.7%
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
Operating income increased by 3%, and operating income as a percentage of revenue decreased by 0.7 percentage points. The increase in operating income was primarily due to a revenue increase partially offset by a gross margin percentage decrease (driven by negative impacts from productivity partially offset by favorable pricing and favorable product mix) and an increase in operating expenses. The decrease in operating income as a percentage of revenue was primarily due to a gross margin percentage decrease.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars
Interest income	$169	$121	$48
Interest expense	(100)	(89)	(11)
Interest income (expense), net	$69	$32	$37
For the first quarter of fiscal 2023, the increase in interest income was driven by higher interest rates. The increase in interest expense was primarily driven by higher interest rates, partially offset by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(6)	$6	$(12)
Marketable equity investments	(21)	5	(26)
Privately held investments	(92)	205	(297)
Net gains (losses) on investments	(119)	216	(335)
Other gains (losses), net	(15)	(29)	14
Other income (loss), net	$(134)	$187	$(321)
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
The decrease in our other income (loss), net was primarily driven by lower realized and unrealized gains on our privately held investments and changes in net gains (losses) on available-for-sale debt investments and marketable equity investments.
Provision for Income Taxes
Three Months Ended October 29, 2022 Compared with Three Months Ended October 30, 2021
The provision for income taxes resulted in an effective tax rate of 23.2% for the first quarter of fiscal 2023 compared with 18.5% for the first quarter of fiscal 2022. The increase in the effective tax rate was primarily due to an increase in net discrete tax expenses and the impact of new U.S. foreign tax credit regulations effective for fiscal 2023. The increase was partially offset by a U.S. foreign-derived intangible income deduction benefit driven by the capitalization and amortization of R&D expenses starting in fiscal 2023 as required by the Tax Cuts and Jobs Act.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 29, 2022	July 30, 2022	Increase (Decrease)
Cash and cash equivalents	$7,292	$7,079	$213
Available-for-sale debt investments	12,247	11,947	300
Marketable equity securities	245	241	4
Total	$19,784	$19,267	$517
The net increase in cash and cash equivalents and investments in the first quarter of fiscal 2023 was primarily driven by cash provided by operating activities of $4.0 billion. This source of cash was partially offset by cash returned to stockholders in the form of repurchases of common stock of $0.6 billion and cash dividends of $1.6 billion, a net decrease of debt of $0.6 billion and capital expenditures of $0.2 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 29, 2022 and July 30, 2022, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 29, 2022	October 30, 2021
Net cash provided by operating activities	$3,962	$3,427
Acquisition of property and equipment	(176)	(122)
Free cash flow	$3,786	$3,305
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2023
October 29, 2022	$0.38	$1,560	12	$43.76	502	$2,062

Fiscal 2022
July 30, 2022	$0.38	$1,567	54	$44.02	$2,402	$3,969
April 30, 2022	$0.38	$1,555	5	$54.20	$252	$1,807
January 29, 2022	$0.37	$1,541	82	$58.36	$4,824	$6,365
October 30, 2021	$0.37	$1,561	5	$56.49	$256	$1,817
Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $14.7 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	October 29, 2022	July 30, 2022	Increase (Decrease)
Accounts receivable, net	$5,439	$6,622	$(1,183)
Our accounts receivable net, as of October 29, 2022 decreased by approximately 18%, as compared with the end of fiscal 2022, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	October 29, 2022	July 30, 2022	July 31, 2021	Variance vs. July 30, 2022	Variance vs. July 31, 2021
Inventories	$2,664	$2,568	$1,559	$96	$1,105
Inventory purchase commitments	$12,608	$12,964	$10,254	$(356)	$2,354
Inventory deposits and prepayments	$1,748	$1,484	$162	$264	$1,586
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 29, 2022	July 30, 2022	July 31, 2021	Variance vs. July 30, 2022	Variance vs. July 31, 2021
Less than 1 year	$10,160	$9,954	$6,903	$206	$3,257
1 to 3 years	1,606	2,240	1,806	(634)	(200)
3 to 5 years	842	770	1,545	72	(703)
Total	$12,608	$12,964	$10,254	$(356)	$2,354
Inventory as of October 29, 2022 increased by 4% and 71% from our inventory balances at the end of fiscal 2022 and fiscal 2021, respectively. Inventory purchase commitments with contract manufacturers and suppliers decreased by 3% and increased by 23% from our balances at the end of fiscal 2022 and fiscal 2021, respectively. We increased our balances in inventories, inventory purchase commitments, and inventory deposits and prepayments as compared to prior fiscal years in order to address significant supply constraints seen industry-wide. The increases were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as well as advance payments with suppliers to secure future supply, as a result of the supply constraints. We have partnered with several of our key suppliers utilizing our volume purchasing and extending supply coverage, including revising supplier arrangements. As discussed, our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 29, 2022	July 30, 2022	Increase (Decrease)
Loan receivables, net	$6,176	$6,739	$(563)
Lease receivables, net	1,125	1,175	(50)
Total, net	$7,301	$7,914	$(613)
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 8%, as compared with the end of fiscal 2022.
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
The volume of channel partner financing was $7.6 billion and $6.6 billion for the first quarter of fiscal 2023 and 2022, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.5 billion and $1.4 billion as of October 29, 2022 and July 30, 2022, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 29, 2022, the total maximum potential future payments related to these guarantees was approximately $162 million, of which approximately $19 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 29, 2022	July 30, 2022
Senior notes:
Fixed-rate notes:
2.60%	February 28, 2023	$500	$500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$9,000	$9,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 29, 2022.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of October 29, 2022 and $0.6 billion in commercial paper outstanding as of July 30, 2022.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of October 29, 2022, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement.

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
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	October 29, 2022	July 30, 2022	Increase (Decrease)
Product	$14,013	$14,090	$(77)
Service	16,897	17,449	(552)
Total	$30,910	$31,539	$(629)

Short-term RPO	$16,380	$16,936	$(556)
Long-term RPO	14,530	14,603	(73)
Total	$30,910	$31,539	$(629)
Total remaining performance obligations as of October 29, 2022 decreased 2% compared to the end of fiscal 2022. Remaining performance obligations for product decreased slightly by 1% compared to the end of fiscal 2022. Remaining performance obligations for service decreased 3%. We expect approximately 53% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 29, 2022	July 30, 2022	Increase (Decrease)
Product	$10,404	$10,427	$(23)
Service	12,615	12,837	(222)
Total	$23,019	$23,264	$(245)
Reported as:
Current	$12,578	$12,784	$(206)
Noncurrent	10,441	10,480	(39)
Total	$23,019	$23,264	$(245)
Total deferred revenue decreased 1% compared to the end of fiscal 2022. The slight decrease in deferred product revenue was primarily due to lower business volume partially offset by increased deferrals related to our recurring software offerings. The decrease in deferred service revenue of 2% was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of October 29, 2022 for the U.S. transition tax on accumulated earnings for foreign subsidiaries is $6.2 billion. Approximately $0.7 billion is payable in less than one year; $3.2 billion is payable between 1 to 3 years; and $2.3 billion is payable between 3 to 5 years.
For our Contractual Obligations see our Annual Report on Form 10-K for the year ended July 30, 2022.

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
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion and $0.4 billion as of October 29, 2022 and July 30, 2022, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of October 29, 2022 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of October 29, 2022. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 29, 2022. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 29, 2022, our financing receivables had a carrying value of $7.3 billion, compared with $7.9 billion as of July 30, 2022. As of October 29, 2022, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 29, 2022, we had $9.0 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $8.9 billion, and the related fair value based on market prices was $8.8 billion. As of October 29, 2022, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease or increase of approximately $0.3 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $245 million and $241 million as of October 29, 2022 and July 30, 2022, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in privately held investments was $1.8 billion and $1.9 billion as of October 29, 2022 and July 30, 2022, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 29, 2022		July 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,418	$(60)	$2,578	$(50)
Sold	$1,765	$68	$1,943	$50
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2023, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $142 million, or 3.1%, compared with the first quarter of fiscal 2022. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our pending legal proceedings, see Note 14, “Commitments and Contingencies—(f) Legal Proceedings” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 30, 2022.
Risks Related to our Business and Industry
Our business, results of operations and financial condition have been adversely affected and could in the future be materially adversely affected by the COVID-19 pandemic.
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. Beginning in the second half of fiscal 2020, the COVID-19 pandemic impacted our financial results and business operations. While we have seen modest easing, we continue to manage through significant supply constraints seen industry-wide due to component shortages which have resulted in extended lead times and higher supply chain costs. The magnitude and duration of the disruption of the pandemic, its continuing impact on us, and resulting decline in global business activity is uncertain.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the Russia and Ukraine war), the significant impacts of the COVID-19 pandemic, and related market uncertainty. Our revenue may grow at a slower rate than in past periods, as it did in certain prior periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry-wide due to component shortages, caused in part by the COVID-19 pandemic. While we did see modest easing of the industry-wide supply constraints in the first quarter of fiscal 2023, we expect such constraints to continue and the duration of which is uncertain. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results. For additional information and a further discussion of current impacts and risks related to our significant supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.
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

Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We continue to manage through significant supply constraints seen industry-wide due to component shortages, including significant constraints with certain critical components which prevents us from completing manufacturing of certain of our products. For example, we saw an additional unanticipated supply challenge with COVID-19 related lockdowns in certain parts of China in the second half of fiscal 2022 that resulted in a severe shortage of certain critical components. While we did see modest easing of the industry-wide supply constraints in the first quarter of fiscal 2023, we expect such constraints to continue and the duration of which is uncertain. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Our level of product gross margins declined in the first quarter of fiscal 2023, and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Secure, Agile Networks and Collaboration products, in addition to longer sales cycles. Service provider product orders decreased during the first quarter of fiscal 2023 and in certain prior periods, and at various times in the past, including in recent quarters, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
The process of developing new technology, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as security, digital transformation and Internet of Things, and cloud— is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking does not emerge as we believe it will, or if the industry does not evolve as we believe it will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to network programmability, such as software-defined-networking products, in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, such as, for example, networking products based on “white box” hardware, our business could be harmed. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be adversely affected in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. We have also been transforming our business to move from selling individual products and services to selling products and services integrated into architectures and solutions, and we are seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, our business could be harmed.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. We initiated a restructuring plan in the second quarter of fiscal 2023, for which we expect such plan to be substantially completed by the end of the first quarter of fiscal 2024. Our business may not be more efficient or effective than prior to implementation of the plan. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
We are a party to lawsuits in the normal course of our business. Additionally, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to the Russia and Ukraine war and related trade restrictions and sanctions. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of the first quarter of fiscal 2023. Litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
As of the end of the first quarter of fiscal 2023, we have senior unsecured notes outstanding in an aggregate principal amount of $9.0 billion that mature at specific dates from calendar year 2023 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of October 29, 2022. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 31, 2022 to August 27, 2022	3	$46.41	3	$15,048
August 28, 2022 to September 24, 2022	4	$44.07	4	$14,900
September 25, 2022 to October 29, 2022	5	$41.64	5	$14,703
Total	12	$43.76	12
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $14.7 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1	Commercial Paper Issuing and Paying Agent Agreement, dated September 29, 2022, by and between Cisco Systems, Inc. and Citibank, N.A.	8-K	001-39940	10.1	10/4/2022
10.2	Form of Amendment to Commercial Paper Dealer Agreement	8-K	001-39940	10.2	10/4/2022
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended					X
10.4*	Letter Agreement by and between Cisco Systems, Inc. and Dev Stahlkopf					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 22, 2022	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)