Form 10-Q
period 2023-04-29
CISCO SYSTEMS, INC.
filed 2023-05-24
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 18, 2023: 4,075,058,155
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 29, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 29, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$8,044	$7,079
Investments	15,244	12,188
Accounts receivable, net of allowance of $83 as of each of April 29, 2023 and July 30, 2022	5,104	6,622
Inventories	3,474	2,568
Financing receivables, net	3,402	3,905
Other current assets	4,682	4,355
Total current assets	39,950	36,717
Property and equipment, net	2,047	1,997
Financing receivables, net	3,393	4,009
Goodwill	38,369	38,304
Purchased intangible assets, net	1,966	2,569
Deferred tax assets	5,817	4,449
Other assets	5,987	5,957
TOTAL ASSETS	$97,529	$94,002
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,731	$1,099
Accounts payable	2,442	2,281
Income taxes payable	3,132	961
Accrued compensation	3,352	3,316
Deferred revenue	13,249	12,784
Other current liabilities	4,813	5,199
Total current liabilities	28,719	25,640
Long-term debt	6,663	8,416
Income taxes payable	6,725	7,725
Deferred revenue	11,011	10,480
Other long-term liabilities	2,116	1,968
Total liabilities	55,234	54,229
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,075 and 4,110 shares issued and outstanding at April 29, 2023 and July 30, 2022, respectively	43,639	42,714
Retained earnings (Accumulated deficit)	262	(1,319)
Accumulated other comprehensive loss	(1,606)	(1,622)
Total equity	42,295	39,773
TOTAL LIABILITIES AND EQUITY	$97,529	$94,002
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
REVENUE:
Product	$11,092	$9,448	$31,492	$28,330
Service	3,479	3,387	10,303	10,125
Total revenue	14,571	12,835	41,795	38,455
COST OF SALES:
Product	4,136	3,606	12,353	10,848
Service	1,203	1,108	3,437	3,384
Total cost of sales	5,339	4,714	15,790	14,232
GROSS MARGIN	9,232	8,121	26,005	24,223
OPERATING EXPENSES:
Research and development	1,962	1,708	5,598	5,092
Sales and marketing	2,526	2,209	7,301	6,736
General and administrative	641	517	1,788	1,612
Amortization of purchased intangible assets	70	77	212	240
Restructuring and other charges	87	—	328	8
Total operating expenses	5,286	4,511	15,227	13,688
OPERATING INCOME	3,946	3,610	10,778	10,535
Interest income	262	115	650	347
Interest expense	(109)	(90)	(316)	(267)
Other income (loss), net	(142)	166	(265)	446
Interest and other income (loss), net	11	191	69	526
INCOME BEFORE PROVISION FOR INCOME TAXES	3,957	3,801	10,847	11,061
Provision for income taxes	745	757	2,192	2,064
NET INCOME	$3,212	$3,044	$8,655	$8,997

Net income per share:
Basic	$0.79	$0.73	$2.11	$2.15
Diluted	$0.78	$0.73	$2.11	$2.14
Shares used in per-share calculation:
Basic	4,089	4,152	4,100	4,184
Diluted	4,110	4,170	4,111	4,204

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income	$3,212	$3,044	$8,655	$8,997
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(1) and $11 for the third quarter and first nine months of fiscal 2023, respectively, and $45 and $120 for the corresponding periods of fiscal 2022, respectively	36	(376)	(28)	(597)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(2) and $(3) for the third quarter and first nine months of fiscal 2023, respectively, and $2 and $7 for the corresponding periods of fiscal 2022, respectively	4	—	12	(11)
	40	(376)	(16)	(608)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(4) and $(1) for the third quarter and first nine months of fiscal 2023, respectively, and $(10) and $(14) for the corresponding periods of fiscal 2022, respectively	13	35	4	49
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $12 for the third quarter and first nine months of fiscal 2023, respectively, and $2 and $3 for the corresponding periods of fiscal 2022, respectively	(10)	(10)	(38)	(12)
	3	25	(34)	37
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $24 for the third quarter and first nine months of fiscal 2023, respectively, and $0 and $9 for the corresponding periods of fiscal 2022, respectively	(63)	(323)	66	(475)
Other comprehensive income (loss)	(20)	(674)	16	(1,046)
Comprehensive income	$3,192	$2,370	$8,671	$7,951
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net income	$8,655	$8,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,304	1,527
Share-based compensation expense	1,720	1,407
Provision (benefit) for receivables	11	49
Deferred income taxes	(1,343)	(167)
(Gains) losses on divestitures, investments and other, net	243	(470)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,494	(134)
Inventories	(894)	(683)
Financing receivables	1,126	1,431
Other assets	(428)	(1,295)
Accounts payable	156	(54)
Income taxes, net	1,120	(730)
Accrued compensation	25	(730)
Deferred revenue	1,055	292
Other liabilities	(324)	109
Net cash provided by operating activities	13,920	9,549
Cash flows from investing activities:
Purchases of investments	(7,652)	(5,383)
Proceeds from sales of investments	802	2,488
Proceeds from maturities of investments	3,789	4,308
Acquisitions, net of cash and cash equivalents acquired and divestitures	(96)	(373)
Purchases of investments in privately held companies	(162)	(158)
Return of investments in privately held companies	72	149
Acquisition of property and equipment	(616)	(338)
Proceeds from sales of property and equipment	2	6
Other	(26)	(15)
Net cash provided by (used in) investing activities	(3,887)	684
Cash flows from financing activities:
Issuances of common stock	316	306
Repurchases of common stock—repurchase program	(3,029)	(5,347)
Shares repurchased for tax withholdings on vesting of restricted stock units	(444)	(546)
Short-term borrowings, original maturities of 90 days or less, net	(602)	9
Issuances of debt	—	1,049
Repayments of debt	(500)	(3,050)
Dividends paid	(4,713)	(4,657)
Other	(4)	(108)
Net cash used in financing activities	(8,976)	(12,344)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(90)	(122)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	967	(2,233)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,579	9,942
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$9,546	$7,709

Supplemental cash flow information:
Cash paid for interest	$306	$292
Cash paid for income taxes, net	$2,414	$2,960

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 29, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 28, 2023	4,095	$43,424	$(364)	$(1,586)	$41,474
Net income			3,212		3,212
Other comprehensive loss				(20)	(20)
Issuance of common stock	8				—
Repurchase of common stock	(25)	(270)	(989)		(1,259)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(3)	(139)			(139)
Cash dividends declared ($0.39 per common share)			(1,593)		(1,593)
Share-based compensation		623			623
Other		1	(4)		(3)
Balance at April 29, 2023	4,075	$43,639	$262	$(1,606)	$42,295

Nine Months Ended April 29, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			8,655		8,655
Other comprehensive income				16	16
Issuance of common stock	38	316			316
Repurchase of common stock	(63)	(664)	(2,353)		(3,017)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(10)	(449)			(449)
Cash dividends declared ($1.15 per common share)			(4,713)		(4,713)
Share-based compensation		1,720			1,720
Other		2	(8)		(6)
Balance at April 29, 2023	4,075	$43,639	$262	$(1,606)	$42,295

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 30, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 29, 2022	4,151	$42,291	$(2,006)	$(789)	$39,496
Net income			3,044		3,044
Other comprehensive loss				(674)	(674)
Issuance of common stock	7				—
Repurchase of common stock	(5)	(47)	(205)		(252)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(2)	(135)			(135)
Cash dividends declared ($0.38 per common share)			(1,555)		(1,555)
Share-based compensation		477			477
Other	(2)	1	(2)		(1)
Balance at April 30, 2022	4,149	$42,587	$(724)	$(1,463)	$40,400

Nine Months Ended April 30, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			8,997		8,997
Other comprehensive loss				(1,046)	(1,046)
Issuance of common stock	36	306			306
Repurchase of common stock	(92)	(929)	(4,403)		(5,332)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(10)	(546)			(546)
Cash dividends declared ($1.12 per common share)			(4,657)		(4,657)
Share-based compensation		1,407			1,407
Other	(2)	3	(7)		(4)
Balance at April 30, 2022	4,149	$42,587	$(724)	$(1,463)	$40,400

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
We have prepared the accompanying financial data as of April 29, 2023 and for the third quarter and first nine months of fiscal 2023 and 2022, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 30, 2022 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 30, 2022.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of April 29, 2023, the results of operations, the statements of comprehensive income and the statements of equity for the third quarter and first nine months of fiscal 2023 and 2022, and the statements of cash flows for the first nine months of fiscal 2023 and 2022, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2023 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Our consolidated financial statements include our accounts and investments consolidated under the voting interest model. The noncontrolling interests attributed to these investments are not presented as a separate component in the equity section of the Consolidated Balance Sheets as these amounts are not material for any of the fiscal periods presented. The share of earnings attributable to the noncontrolling interests are not presented separately in the Consolidated Statements of Operations as these amounts are not material for any of the fiscal periods presented.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of April 29, 2023 and July 30, 2022 was $38 million and $43 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Product revenue:
Secure, Agile Networks	$7,550	$5,870	$20,980	$17,737
Internet for the Future	1,392	1,324	4,007	4,019
Collaboration	985	1,132	3,029	3,308
End-to-End Security	958	938	2,872	2,716
Optimized Application Experiences	204	183	597	544
Other Products	3	2	7	7
Total Product	11,092	9,448	31,492	28,330
Services	3,479	3,387	10,303	10,125
Total	$14,571	$12,835	$41,795	$38,455
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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.1 billion as of April 29, 2023 compared to $6.6 billion as of July 30, 2022, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Allowance for credit loss at beginning of period	$86	$70	$83	$109
Provisions (benefits)	9	17	23	53
Recoveries (write-offs), net	(12)	(9)	(23)	(75)
Foreign exchange and other	—	—	—	(9)
Allowance for credit loss at end of period	$83	$78	$83	$78
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	April 29, 2023	July 30, 2022
1 to 4	$456	$414
5 to 6	933	814
7 and Higher	71	158
Total	$1,460	$1,386
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, was $1.4 billion as of April 29, 2023 and $1.3 billion as of July 30, 2022, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $24.3 billion as of April 29, 2023 compared to $23.3 billion as of July 30, 2022. We recognized approximately $2.7 billion and $10.6 billion of revenue during the third quarter and first nine months of fiscal 2023, respectively, that was included in the deferred revenue balance at July 30, 2022.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $1.0 billion as of each of April 29, 2023 and July 30, 2022, and were included in other current assets and other assets. The amortization expense associated with these costs was $172 million and $549 million for the third quarter and first nine months of fiscal 2023, respectively, and $175 million and $492 million for the corresponding periods of fiscal 2022, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
We completed two acquisitions during the first nine months of fiscal 2023. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (two in total)	$96	$(7)	$56	$47
The total purchase consideration related to our acquisitions completed during the first nine months of fiscal 2023 consisted of cash consideration. Total transaction costs related to acquisition and divestiture activities were $6 million and $44 million for the first nine months of fiscal 2023 and 2022, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during the first nine months of fiscal 2023 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2023 have not been presented because the effects of the acquisition were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 29, 2023 and during the first nine months of fiscal 2023 (in millions):

	Balance at July 30, 2022	Acquisitions & Divestitures	Foreign Currency Translation and Other	Balance at April 29, 2023
Americas	$23,882	$31	$11	$23,924
EMEA	9,062	11	4	9,077
APJC	5,360	5	3	5,368
Total	$38,304	$47	$18	$38,369

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2023 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (two in total)	4.0	$55	1.0	$1	—	$—	$—	$56
The following tables present details of our purchased intangible assets (in millions):

April 29, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,873	$(1,541)	$1,332
Customer relationships	1,259	(880)	379
Other	40	(20)	20
Total purchased intangible assets with finite lives	4,172	(2,441)	1,731
In-process research and development, with indefinite lives	235	—	235
Total	$4,407	$(2,441)	$1,966

July 30, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,631	$(1,102)	$1,529
Customer relationships	1,354	(769)	585
Other	41	(16)	25
Total purchased intangible assets with finite lives	4,026	(1,887)	2,139
In-process research and development, with indefinite lives	430	—	430
Total	$4,456	$(1,887)	$2,569
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Amortization of purchased intangible assets:
Cost of sales	$160	$180	$476	$583
Operating expenses	70	92	212	255
Total	$230	$272	$688	$838

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of April 29, 2023 is as follows (in millions):

Fiscal Year	Amount
2023 (remaining three months)	$238
2024	$832
2025	$460
2026	$119
2027	$55
Thereafter	$27

6.Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan (the “Fiscal 2023 Plan”), in order to rebalance the organization and enable further investment in key priority areas. This rebalancing includes talent movement options and restructuring. Additionally, we have begun optimizing our real estate portfolio, aligned to the broader hybrid work strategy. The total pretax charges are estimated to be approximately $600 million and is expected to impact approximately 5% of our global workforce. In connection with the Fiscal 2023 Plan, we incurred charges of $87 million and $330 million for the third quarter and first nine months of fiscal 2023, respectively. These aggregate pretax charges will be primarily cash-based and will consist of severance and other one-time termination benefits, real estate-related charges, and other costs. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2024.
The following tables summarize the activities related to the restructuring and other charges (in millions):

	FISCAL 2021 AND PRIOR PLANS		FISCAL 2023 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2022	$2	$7	$—	$—	$9
Charges	—	(2)	300	30	328
Cash payments	(1)	(1)	(263)	(7)	(272)
Non-cash items	—	—	1	(2)	(1)
Liability as of April 29, 2023	$1	$4	$38	$21	$64

	FISCAL 2020 AND PRIOR PLANS		FISCAL 2021 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 31, 2021	$—	$10	$16	$8	$34
Charges	—	(5)	10	3	8
Cash payments	—	(1)	(21)	(1)	(23)
Non-cash items	—	—	—	(5)	(5)
Liability as of April 30, 2022	$—	$4	$5	$5	$14

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	April 29, 2023	July 30, 2022
Cash and cash equivalents	$8,044	$7,079
Restricted cash and restricted cash equivalents included in other current assets	2	—
Restricted cash and restricted cash equivalents included in other assets	1,500	1,500
Total	$9,546	$8,579
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	April 29, 2023	July 30, 2022
Raw materials	$1,502	$1,601
Work in process	310	150
Finished goods:
Deferred cost of sales	81	86
Manufactured finished goods	1,402	631
Total finished goods	1,483	717
Service-related spares	164	90
Demonstration systems	15	10
Total	$3,474	$2,568

Property and Equipment, Net

	April 29, 2023	July 30, 2022
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,258	$4,219
Computer equipment and related software	747	779
Production, engineering, and other equipment	4,604	4,647
Operating lease assets	135	185
Furniture, fixtures and other	340	335
Total gross property and equipment	10,084	10,165
Less: accumulated depreciation and amortization	(8,037)	(8,168)
Total	$2,047	$1,997

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	April 29, 2023	July 30, 2022
Product	$14,681	$14,090
Service	17,401	17,449
Total	$32,082	$31,539

Short-term RPO	$16,869	$16,936
Long-term RPO	15,213	14,603
Total	$32,082	$31,539

Amount to be recognized as revenue over the next 12 months	53%	54%

Deferred revenue	$24,260	$23,264
Unbilled contract revenue	7,822	8,275
Total	$32,082	$31,539
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	April 29, 2023	July 30, 2022
Product	$10,895	$10,427
Service	13,365	12,837
Total	$24,260	$23,264
Reported as:
Current	$13,249	$12,784
Noncurrent	11,011	10,480
Total	$24,260	$23,264
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	April 29, 2023	July 30, 2022
Current	$1,364	$727
Noncurrent	4,092	5,456
Total	$5,456	$6,183

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	April 29, 2023	July 30, 2022
Operating lease right-of-use assets	Other assets	$1,017	$1,003

Operating lease liabilities	Other current liabilities	$321	$322
Operating lease liabilities	Other long-term liabilities	742	724
Total operating lease liabilities		$1,063	$1,046
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Operating lease expense	$106	$99	$300	$292
Short-term lease expense	16	17	50	49
Variable lease expense	61	37	182	127
Total lease expense	$183	$153	$532	$468
Supplemental information related to our operating leases is as follows (in millions):

	Nine Months Ended
	April 29, 2023	April 30, 2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$290	$306
Right-of-use assets obtained in exchange for operating leases liabilities	$278	$237
The weighted-average lease term was 4.7 years as of each of April 29, 2023 and July 30, 2022. The weighted-average discount rate was 2.9% and 2.2% as of April 29, 2023 and July 30, 2022, respectively.
The maturities of our operating leases (undiscounted) as of April 29, 2023 are as follows (in millions):

Fiscal Year	Amount
2023 (remaining three months)	$97
2024	327
2025	245
2026	155
2027	92
Thereafter	243
Total lease payments	1,159
Less interest	(96)
Total	$1,063
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $13 million and $36 million for the third quarter and first nine months of fiscal 2023, respectively, and $13 million and $42 million for the corresponding periods of fiscal 2022, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of April 29, 2023 are summarized as follows (in millions):

Fiscal Year	Amount
2023 (remaining three months)	$157
2024	326
2025	198
2026	140
2027	107
Thereafter	64
Total	992
Less: Present value of lease payments	920
Unearned income	$72
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	April 29, 2023	July 30, 2022
Operating lease assets	$135	$185
Accumulated depreciation	(82)	(111)
Operating lease assets, net	$53	$74
Our operating lease income was $18 million and $56 million for the third quarter and first nine months of fiscal 2023, respectively, and $26 million and $87 million for the corresponding periods of fiscal 2022, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of April 29, 2023 are summarized as follows (in millions):

Fiscal Year	Amount
2023 (remaining three months)	$8
2024	19
2025	7
2026	2
Total	$36

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

April 29, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,879	$992	$6,871
Residual value	—	66	66
Unearned income	—	(72)	(72)
Allowance for credit loss	(53)	(17)	(70)
Total, net	$5,826	$969	$6,795
Reported as:
Current	$2,949	$453	$3,402
Noncurrent	2,877	516	3,393
Total, net	$5,826	$969	$6,795

July 30, 2022	Loan Receivables	Lease Receivables	Total
Gross	$6,842	$1,176	$8,018
Residual value	—	76	76
Unearned income	—	(54)	(54)
Allowance for credit loss	(103)	(23)	(126)
Total, net	$6,739	$1,175	$7,914
Reported as:
Current	$3,327	$578	$3,905
Noncurrent	3,412	597	4,009
Total, net	$6,739	$1,175	$7,914
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

April 29, 2023		Fiscal Year				Nine Months Ended
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	April 29, 2023	Total
Loan Receivables:
1 to 4	$26	$82	$295	$929	$1,197	$1,442	$3,971
5 to 6	5	24	146	354	521	763	1,813
7 and Higher	1	11	19	17	32	15	95
Total Loan Receivables	$32	$117	$460	$1,300	$1,750	$2,220	$5,879
Lease Receivables:
1 to 4	$4	$32	$73	$135	$90	$160	$494
5 to 6	2	18	56	71	98	160	405
7 and Higher	1	2	4	4	4	6	21
Total Lease Receivables	$7	$52	$133	$210	$192	$326	$920
Total	$39	$169	$593	$1,510	$1,942	$2,546	$6,799

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 30, 2022		Fiscal Year
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	Total
Loan Receivables:
1 to 4	$2	$49	$173	$536	$1,458	$2,287	$4,505
5 to 6	1	17	115	345	709	1,030	2,217
7 and Higher	1	1	22	45	39	12	120
Total Loan Receivables	$4	$67	$310	$926	$2,206	$3,329	$6,842
Lease Receivables:
1 to 4	$2	$25	$74	$124	$176	$152	$553
5 to 6	1	10	67	146	165	151	540
7 and Higher	—	1	4	12	2	10	29
Total Lease Receivables	$3	$36	$145	$282	$343	$313	$1,122
Total	$7	$103	$455	$1,208	$2,549	$3,642	$7,964
The following tables present the aging analysis of gross receivables as of April 29, 2023 and July 30, 2022 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 29, 2023	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$94	$39	$79	$212	$5,667	$5,879	$15	$15	$15
Lease receivables	15	10	24	49	871	920	7	4	4
Total	$109	$49	$103	$261	$6,538	$6,799	$22	$19	$19

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2022	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$98	$62	$129	$289	$6,553	$6,842	$14	$60	$60
Lease receivables	8	6	26	40	1,082	1,122	7	11	11
Total	$106	$68	$155	$329	$7,635	$7,964	$21	$71	$71
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended April 29, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 28, 2023	$94	$19	$113
Provisions (benefits)	(3)	(1)	(4)
Recoveries (write-offs), net	(38)	(1)	(39)
Allowance for credit loss as of April 29, 2023	$53	$17	$70

Three Months Ended April 30, 2022	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 29, 2022	$70	$27	$97
Provisions (benefits)	26	(2)	24
Other	3	—	3
Allowance for credit loss as of April 30, 2022	$99	$25	$124

Nine Months Ended April 29, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(7)	(5)	(12)
Recoveries (write-offs), net	(38)	(1)	(39)
Other	(5)	—	(5)
Allowance for credit loss as of April 29, 2023	$53	$17	$70

Nine Months Ended April 30, 2022	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 31, 2021	$89	$38	$127
Provisions (benefits)	7	(11)	(4)
Recoveries (write-offs), net	—	(2)	(2)
Other	3	—	3
Allowance for credit loss as of April 30, 2022	$99	$25	$124

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Available-for-Sale Debt and Equity Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 29, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,833	$9	$(42)	$2,800
U.S. government agency securities	365	1	(4)	362
Non-U.S. government and agency securities	352	—	—	352
Corporate debt securities	7,587	8	(305)	7,290
U.S. agency mortgage-backed securities	2,221	1	(208)	2,014
Commercial paper	1,595	—	—	1,595
Certificates of deposit	485	—	—	485
Total	$15,438	$19	$(559)	$14,898

July 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,287	$—	$(49)	$1,238
U.S. government agency securities	142	—	(4)	138
Non-U.S. government and agency securities	272	—	—	272
Corporate debt securities	8,127	2	(311)	7,818
U.S. agency mortgage-backed securities	2,134	—	(158)	1,976
Commercial paper	255	—	—	255
Certificates of deposit	250	—	—	250
Total	$12,467	$2	$(522)	$11,947
Net unsettled investment purchases were $9 million and net unsettled investment sales were $70 million as of April 29, 2023 and July 30, 2022, respectively, and were included in other current assets and other current liabilities.
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Gross realized gains	$1	$8	$4	$27
Gross realized losses	(7)	(6)	(19)	(9)
Total	$(6)	$2	$(15)	$18

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 29, 2023 and July 30, 2022 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 29, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$360	$(2)	$1,125	$(40)	$1,485	$(42)
U.S. government agency securities	148	(1)	110	(3)	258	(4)
Non-U.S. government and agency securities	291	—	—	—	291	—
Corporate debt securities	1,387	(14)	4,869	(261)	6,256	(275)
U.S. agency mortgage-backed securities	343	(5)	1,514	(203)	1,857	(208)
Commercial paper	69	—	—	—	69	—
Certificates of deposit	5	—	—	—	5	—
Total	$2,603	$(22)	$7,618	$(507)	$10,221	$(529)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,110	$(44)	$120	$(5)	$1,230	$(49)
U.S. government agency securities	114	(2)	24	(2)	138	(4)
Non-U.S. government and agency securities	264	—	—	—	264	—
Corporate debt securities	6,920	(240)	422	(37)	7,342	(277)
U.S. agency mortgage-backed securities	1,305	(96)	615	(62)	1,920	(158)
Total	$9,713	$(382)	$1,181	$(106)	$10,894	$(488)
The following table summarizes the maturities of our available-for-sale debt investments as of April 29, 2023 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,821	$5,762
After 1 year through 5 years	7,340	7,067
After 5 years through 10 years	54	53
After 10 years	2	2
Mortgage-backed securities with no single maturity	2,221	2,014
Total	$15,438	$14,898
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Summary of Equity Investments
We held marketable equity securities of $346 million and $241 million as of April 29, 2023 and July 30, 2022, respectively. We recognized a net unrealized loss of $2 million and $11 million during the third quarter and first nine months of fiscal 2023, respectively, and a net unrealized loss of $19 million and $32 million during the corresponding periods of fiscal 2022, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net gain of $7 million and a net loss of $2 million for the third quarter and first nine months of fiscal 2023, respectively, and a net gain of $11 million and $28 million for the corresponding periods of fiscal 2022, respectively. We held equity interests in certain private equity funds of $0.9 billion and $1.1 billion as of April 29, 2023 and July 30, 2022, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of April 29, 2023, there were no significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.8 billion and $1.9 billion as of April 29, 2023 and July 30, 2022, respectively. Of the total carrying value of our investments in privately held companies as of April 29, 2023, $1.0 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of April 29, 2023, we have total funding commitments of $0.3 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	APRIL 29, 2023			JULY 30, 2022
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,650	$—	$4,650	$3,930	$—	$3,930
Commercial paper	—	812	812	—	72	72
Corporate debt securities	—	20	20	—	1	1
U.S. government securities	—	—	—	—	12	12
Certificates of deposit	—	—	—	—	32	32
Available-for-sale debt investments:
U.S. government securities	—	2,800	2,800	—	1,238	1,238
U.S. government agency securities	—	362	362	—	138	138
Non-U.S. government and agency securities	—	352	352	—	272	272
Corporate debt securities	—	7,290	7,290	—	7,818	7,818
U.S. agency mortgage-backed securities	—	2,014	2,014	—	1,976	1,976
Commercial paper	—	1,595	1,595	—	255	255
Certificates of deposit	—	485	485	—	250	250
Equity investments:
Marketable equity securities	346	—	346	241	—	241
Other assets:
Money market funds	1,500	—	1,500	1,500	—	1,500
Derivative assets	—	25	25	—	78	78
Total	$6,496	$15,755	$22,251	$5,671	$12,142	$17,813
Liabilities:
Derivative liabilities	$—	$61	$61	$—	$89	$89
Total	$—	$61	$61	$—	$89	$89
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of April 29, 2023 and July 30, 2022 was $2.9 billion and $3.4 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of April 29, 2023, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 29, 2023, the fair value of our senior notes was $8.8 billion with a carrying amount of $8.4 billion. This compares to a fair value of $9.7 billion and a carrying amount of $8.9 billion as of July 30, 2022. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 29, 2023		July 30, 2022
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$1,731	4.26%	$499	2.68%
Commercial paper	—	—	600	2.05%
Total	$1,731		$1,099
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 29, 2023		July 30, 2022
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.60%	February 28, 2023	$—	—	$500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	5.75%	1,000	2.69%
3.50%	June 15, 2025	500	6.15%	500	3.20%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		8,500		9,000
Unaccreted discount/issuance costs		(70)		(75)
Hedge accounting fair value adjustments		(36)		(10)
Total		$8,394		$8,915

Reported as:
Current portion of long-term debt		$1,731		$499
Long-term debt		6,663		8,416
Total		$8,394		$8,915
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 29, 2023, we were in compliance with all debt covenants.
As of April 29, 2023, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2023 (remaining three months)	$—
2024	1,750
2025	500
2026	750
2027	1,500
Thereafter	4,000
Total	$8,500
(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of April 29, 2023, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

agreement. On April 18, 2023, we entered into an amendment to the credit agreement to replace the LIBOR index with Term Secured Overnight Financing Rate (SOFR).
Any advances under the 5-year credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (a) with respect to loans in U.S. dollars, (i) Term SOFR (plus a 0.10% credit spread adjustment) or (ii) the Base Rate (to be defined as the highest of (x) the Bank of America prime rate, (y) the Federal Funds rate plus 0.50% and (z) Term SOFR plus 1.0%), (b) with respect to loans in Euros, EURIBOR, (c) with respect to loans in Yen, TIBOR and (d) with respect to loans in Pounds Sterling, SONIA, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the interest rate be less than 0.0%. We will pay a quarterly commitment fee during the term of the 5-year credit agreement which may vary depending on our senior debt credit ratings. In addition, the 5-year credit agreement incorporates certain sustainability-linked metrics. Specifically, our applicable interest rate and commitment fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified targets based on two key performance indicator metrics: (i) social impact and (ii) foam reduction. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and, at our option, extend the maturity of the facility for an additional year up to two times. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 29, 2023	July 30, 2022	Balance Sheet Line Item	April 29, 2023	July 30, 2022
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$19	$55	Other current liabilities	$—	$—
Foreign currency derivatives	Other assets	2	9	Other long-term liabilities	1	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	18	—
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	18	10
Total		21	64		37	10
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	3	14	Other current liabilities	21	69
Foreign currency derivatives	Other assets	1	—	Other long-term liabilities	2	9
Equity derivatives	Other current assets	—	—	Other current liabilities	1	1
Total		4	14		24	79
Total		$25	$78		$61	$89

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	April 29, 2023	July 30, 2022	April 29, 2023	July 30, 2022
Short-term debt	$(981)	$—	$18	$—
Long-term debt	$(482)	$(1,487)	$18	$10
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Interest rate derivatives:
Hedged items	$(6)	$54	$26	$112
Derivatives designated as hedging instruments	6	(55)	(26)	(114)
Total	$—	$(1)	$—	$(2)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Foreign currency derivatives	Other income (loss), net	$(46)	$(99)	$22	$(155)
Total return swaps—deferred compensation	Operating expenses and other	(12)	(38)	7	(58)
Equity derivatives	Other income (loss), net	4	5	8	6
Total		$(54)	$(132)	$37	$(207)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 29, 2023	July 30, 2022
Foreign currency derivatives	$4,880	$4,521
Interest rate derivatives	1,500	1,500
Total return swaps—deferred compensation	733	651
Total	$7,113	$6,672
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $34 million and $14 million as of April 29, 2023 and July 30, 2022, respectively.

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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 29, 2023	July 30, 2022
Less than 1 year	$7,073	$9,954
1 to 3 years	1,618	2,240
3 to 5 years	368	770
Total	$9,059	$12,964
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 29, 2023 and July 30, 2022, the liability for these purchase commitments was $525 million and $313 million, respectively, and was included in other current liabilities.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Compensation expense related to acquisitions	$53	$56	$176	$220
As of April 29, 2023, we estimated that future cash compensation expense of up to $310 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion and $0.4 billion as of April 29, 2023 and July 30, 2022, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 29, 2023	April 30, 2022
Balance at beginning of period	$333	$336
Provisions for warranties issued	285	320
Adjustments for pre-existing warranties	15	1
Settlements	(321)	(322)
Balance at end of period	$312	$335

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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $8.3 billion and $6.9 billion for the third quarter of fiscal 2023 and 2022, respectively, and $23.4 billion and $20.3 billion for the first nine months of fiscal 2023 and 2022, respectively. The balance of the channel partner financing subject to guarantees was $1.8 billion and $1.4 billion as of April 29, 2023 and July 30, 2022, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at April 29, 2023 and July 30, 2022, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 29, 2023	July 30, 2022
Maximum potential future payments	$177	$188
Deferred revenue	(40)	(9)
Total	$137	$179
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $162 million for the alleged evasion of import and other taxes, $908 million for interest, and $401 million for various penalties, all determined using an exchange rate as of April 29, 2023.
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
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. The district court case went to trial on five asserted patents. Subsequently, on October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent and awarded $1.9 billion in damages and $14 million in pre-judgment interest, declined to issue an injunction but, instead, awarded Centripetal a royalty against future revenue for an initial three-year term at a 10% rate, with a minimum and maximum annual royalty of $168 million and $300 million, respectively, and for a second three-year term at a 5% rate, with a minimum and maximum annual royalty of $84 million and $150 million, respectively. We appealed and, on June 23, 2022, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) vacated the district court’s final judgment, remanded the case back to the district court to be assigned to a new judge and ordered the district court to conduct additional proceedings and the district court set a hearing to commence on June 22, 2023. On May 24, 2023, the Patent Trial and Appeal Board cancelled all claims of one of the Centripetal patents that is the subject of the hearing set for June 22, 2023. On August 9, 2022, Centripetal filed a petition for writ of certiorari in the U.S. Supreme Court challenging the Federal Circuit’s decision. The Supreme Court denied Centripetal’s petition on December 5, 2022.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Viasat On November 6, 2019, Viasat, Inc. (“Viasat”) filed suit against Acacia in the California Superior Court for San Diego County (“SDSC”), alleging contract and trade secret claims for certain Acacia products sold from January 1, 2019 forward (“Viasat 2019”). In May 2023, a judgment was entered against Cisco in Viasat 2019 for an amount that did not have a material effect on our Consolidated Financial Statements.
On June 9, 2020, Viasat filed a third suit in SDSC alleging contract and trade secrets claims for sales of additional Acacia products (“Viasat 2020”). In October 2022, an amended complaint was filed in Viasat 2020 asserting the same claims but alleging additional information. We are unable to reasonably estimate the ultimate outcome of Viasat 2020 at this time due to uncertainties in the litigation processes. If we do not prevail, we believe that any relief ultimately assessed in Viasat 2020 will not have a material effect on our Consolidated Financial Statements.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 29, 2023, the remaining authorized amount for stock repurchases under this program was approximately $12.2 billion with no termination date. A summary of the stock repurchase activity for fiscal 2023 and 2022 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2023
April 29, 2023	25	$49.45	$1,259
January 28, 2023	26	$47.72	$1,256
October 29, 2022	12	$43.76	$502

Fiscal 2022
July 30, 2022	54	$44.02	$2,402
April 30, 2022	5	$54.20	$252
January 29, 2022	82	$58.36	$4,824
October 30, 2021	5	$56.49	$256
There were stock repurchases of $58 million and $70 million that were pending settlement as of April 29, 2023 and July 30, 2022, respectively.

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
(b)    Dividends Declared
On May 17, 2023, our Board of Directors declared a quarterly dividend of $0.39 per common share to be paid on July 26, 2023, to all stockholders of record as of the close of business on July 6, 2023. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of April 29, 2023, we had not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of April 29, 2023, 139 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the third quarters of fiscal 2023 and 2022. We issued 9 million and 8 million shares during the first nine months of fiscal 2023 and 2022, respectively. As of April 29, 2023, 98 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Cost of sales—product	$40	$30	$111	$84
Cost of sales—service	66	53	182	149
Share-based compensation expense in cost of sales	106	83	293	233
Research and development	272	205	737	591
Sales and marketing	175	139	494	421
General and administrative	71	50	200	161
Restructuring and other charges	(1)	—	(4)	1
Share-based compensation expense in operating expenses	517	394	1,427	1,174
Total share-based compensation expense	$623	$477	$1,720	$1,407
Income tax benefit for share-based compensation	$111	$122	$319	$378
As of April 29, 2023, the total compensation cost related to unvested share-based awards not yet recognized was $4.6 billion which is expected to be recognized over approximately 2.3 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 31, 2021	94	$42.93
Granted and assumed	52	50.06
Vested	(37)	42.27	$1,979
Canceled/forfeited/other	(12)	45.63
Unvested balance at July 30, 2022	97	$46.67
Granted and assumed	58	40.87
Vested	(29)	47.24	$1,303
Canceled/forfeited/other	(8)	45.34
Unvested balance at April 29, 2023	118	$43.76

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2023 and 2022 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 30, 2022	$(379)	$44	$(1,287)	$(1,622)
Other comprehensive income (loss) before reclassifications	(39)	5	42	8
(Gains) losses reclassified out of AOCI	15	(50)	—	(35)
Tax benefit (expense)	8	11	24	43
Balance at April 29, 2023	$(395)	$10	$(1,221)	$(1,606)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 31, 2021	$182	$(1)	$(598)	$(417)
Other comprehensive income (loss) before reclassifications	(717)	63	(485)	(1,139)
(Gains) losses reclassified out of AOCI	(18)	(15)	1	(32)
Tax benefit (expense)	127	(11)	9	125
Balance at April 30, 2022	$(426)	$36	$(1,073)	$(1,463)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Income before provision for income taxes	$3,957	$3,801	$10,847	$11,061
Provision for income taxes	$745	$757	$2,192	$2,064
Effective tax rate	18.8%	19.9%	20.2%	18.7%
As of April 29, 2023, we had $3.4 billion of unrecognized tax benefits, of which $2.4 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the third quarter and first nine months of fiscal 2023 and 2022, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Revenue:
Americas	$8,634	$7,638	$24,372	$22,344
EMEA	3,806	3,271	11,209	10,138
APJC	2,131	1,926	6,214	5,972
Total	$14,571	$12,835	$41,795	$38,455
Gross margin:
Americas	$5,545	$4,952	$15,449	$14,438
EMEA	2,536	2,154	7,330	6,664
APJC	1,415	1,279	3,986	3,934
Segment total	9,495	8,386	26,764	25,035
Unallocated corporate items	(263)	(265)	(759)	(812)
Total	$9,232	$8,121	$26,005	$24,223
Amounts may not sum due to rounding.
Revenue in the United States was $7.7 billion and $6.9 billion for the third quarter of fiscal 2023 and 2022, respectively, and $21.7 billion and $20.1 billion for the first nine months of fiscal 2023 and 2022, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Revenue:
Secure, Agile Networks	$7,550	$5,870	$20,980	$17,737
Internet for the Future	1,392	1,324	4,007	4,019
Collaboration	985	1,132	3,029	3,308
End-to-End Security	958	938	2,872	2,716
Optimized Application Experiences	204	183	597	544
Other Products	3	2	7	7
Total Product	11,092	9,448	31,492	28,330
Services	3,479	3,387	10,303	10,125
Total	$14,571	$12,835	$41,795	$38,455
Amounts may not sum due to rounding. We have made certain reclassifications to the product revenue amounts for prior periods to conform to the current year presentation.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Net income	$3,212	$3,044	$8,655	$8,997
Weighted-average shares—basic	4,089	4,152	4,100	4,184
Effect of dilutive potential common shares	21	18	11	20
Weighted-average shares—diluted	4,110	4,170	4,111	4,204
Net income per share—basic	$0.79	$0.73	$2.11	$2.15
Net income per share—diluted	$0.78	$0.73	$2.11	$2.14
Antidilutive employee share-based awards, excluded	24	11	75	46

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	% Variance		April 29, 2023	April 30, 2022	% Variance
Revenue	$14,571	$12,835	14%		$41,795	$38,455	9%
Gross margin percentage	63.4%	63.3%	0.1	pts	62.2%	63.0%	(0.8)	pts
Research and development	$1,962	$1,708	15%		$5,598	$5,092	10%
Sales and marketing	$2,526	$2,209	14%		$7,301	$6,736	8%
General and administrative	$641	$517	24%		$1,788	$1,612	11%
Total research and development, sales and marketing, general and administrative	$5,129	$4,434	16%		$14,687	$13,440	9%
Total as a percentage of revenue	35.2%	34.5%	0.7	pts	35.1%	34.9%	0.2	pts
Amortization of purchased intangible assets included in operating expenses	$70	$77	(9)%		$212	$240	(12)%
Restructuring and other charges included in operating expenses	$87	$—	NM		$328	$8	NM
Operating income as a percentage of revenue	27.1%	28.1%	(1.0)	pts	25.8%	27.4%	(1.6)	pts
Interest and other income (loss), net	$11	$191	(94)%		$69	$526	(87)%
Income tax percentage	18.8%	19.9%	(1.1)	pts	20.2%	18.7%	1.5	pts
Net income	$3,212	$3,044	6%		$8,655	$8,997	(4)%
Net income as a percentage of revenue	22.0%	23.7%	(1.7)	pts	20.7%	23.4%	(2.7)	pts
Earnings per share—diluted	$0.78	$0.73	7%		$2.11	$2.14	(1)%
Percentages may not recalculate due to rounding.
NM — Not meaningful

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
In the third quarter of fiscal 2023, we delivered strong results with growth in revenue and profitability. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations. Over the last several quarters, we have taken multiple steps in order to mitigate the component shortages and address the supply constraints seen industry-wide. While supply constraints for certain components still remain, we continued to see an overall improvement of such constraints in the third quarter of fiscal 2023 and, as a result, we were able to increase the delivery of products to our customers, which positively impacted product revenue. Further, we continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 14% compared with the third quarter of fiscal 2022. Within total revenue, product revenue increased by 17% and service revenue increased by 3%. In the third quarter of fiscal 2023, total software revenue was $4.3 billion across all product areas and service, an increase of 18%. Within total software revenue, subscription revenue increased 17%. Total gross margin increased by 0.1 percentage points. Product gross margin increased by 0.9 percentage points, largely driven by favorable pricing and product mix partially offset by increased component and other costs. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.7 percentage points. Operating income as a percentage of revenue decreased by 1.0 percentage points. We incurred restructuring and other charges of $87 million in the third quarter of fiscal 2023. Diluted earnings per share increased 7%, driven by an increase of 6% in net income and a decrease in diluted share count of 60 million shares.
In terms of our geographic segments, revenue from the Americas increased $996 million, EMEA revenue increased by $535 million and APJC revenue increased by $205 million. From a customer market standpoint, we experienced product revenue growth in each of our customer markets. From a product category perspective, the product revenue increase of 17% was driven by growth in revenue for Secure, Agile Networks of 29%; Internet for the Future of 5%; End-to-End Security of 2%; and Optimized Application Experiences of 12%; partially offset by a product revenue decline in Collaboration of 13%.
We were able to increase the delivery of products to our customers as the overall supply constraints continued to improve during the third quarter of fiscal 2023. Although total revenue increased, we saw a decline in product demand compared to the third quarter of fiscal 2022. We believe this was due to customers absorbing recently shipped products prior to placing new orders, customers adjusting to significant reductions in product lead times reducing the need for extensive advanced ordering by our customers, and macroeconomic conditions.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Total revenue increased 9%, with product revenue increasing 11% and service revenue increasing 2%. Total gross margin decreased 0.8 percentage points due to increased costs related to supply constraints, partially offset by favorable pricing and favorable impacts from product mix. As a percentage of revenue, research, and development, sales and marketing, and general and administrative expenses collectively increased by 0.2 percentage points. Operating income as a percentage of revenue decreased by 1.6 percentage points. We incurred restructuring and other charges of $328 million in the first nine months of fiscal 2023. Diluted earnings per share decreased 1%, driven by a decrease of 4% in net income, partially offset by a decrease in diluted share count of 93 million shares.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2023 (in millions):

	April 29, 2023	July 30, 2022
Cash and cash equivalents and investments	$23,288	$19,267
Remaining performance obligations	$32,082	$31,539
Inventories	$3,474	$2,568

	Nine Months Ended
	April 29, 2023	April 30, 2022
Cash provided by operating activities	$13,920	$9,549
Repurchases of common stock—stock repurchase program	$3,017	$5,332
Dividends paid	$4,713	$4,657

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
Our provision for inventory was $174 million and $72 million for the first nine months of fiscal 2023 and 2022, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $333 million and $130 million for the first nine months of fiscal 2023 and 2022, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. While supply constraints for certain components still remain, we continued to see an overall improvement of such constraints in the third quarter of fiscal 2023. We continue to manage through remaining supply constraints seen industry-wide due to shortages of certain components. For further discussion around the Supply Constraints Impacts and Risks, see “Result of Operations—Product Gross Margin—Supply Constraints Impact and Risks” and “Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2023 and 2022.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 18.8% and 19.9% in the third quarter of fiscal 2023 and 2022, respectively, and 20.2% and 18.7% in the first nine months of fiscal 2023 and 2022, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent
Revenue:
Product	$11,092	$9,448	$1,644	17%	$31,492	$28,330	$3,162	11%
Percentage of revenue	76.1%	73.6%			75.3%	73.7%
Service	3,479	3,387	92	3%	10,303	10,125	178	2%
Percentage of revenue	23.9%	26.4%			24.7%	26.3%
Total	$14,571	$12,835	$1,736	14%	$41,795	$38,455	$3,340	9%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent
Revenue:
Americas	$8,634	$7,638	$996	13%	$24,372	$22,344	$2,028	9%
Percentage of revenue	59.3%	59.5%			58.3%	58.1%
EMEA	3,806	3,271	535	16%	11,209	10,138	1,071	11%
Percentage of revenue	26.1%	25.5%			26.8%	26.4%
APJC	2,131	1,926	205	11%	6,214	5,972	242	4%
Percentage of revenue	14.6%	15.0%			14.9%	15.5%
Total	$14,571	$12,835	$1,736	14%	$41,795	$38,455	$3,340	9%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Total revenue increased by 14%. Product revenue increased by 17% and service revenue increased by 3%. Our total revenue reflected growth across each of our geographic segments.
In the third quarter of fiscal 2022, in connection with the Russian invasion of Ukraine, Cisco announced its intention to stop business operations in Russia and Belarus. The negative impact to total revenue was approximately $200 million in the third quarter of fiscal 2022, which included committed revenue we would have otherwise recognized, charges for uncollectible receivables, and other items.
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
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Total revenue increased by 9%. Product revenue increased by 11% and service revenue increased by 2%. Our total revenue reflected growth across each of our geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Dollars
Product revenue:
Americas	$6,519	$5,573	$946	17%	$18,093	$16,223	$1,870	12%
Percentage of product revenue	58.8%	59.0%			57.5%	57.3%
EMEA	2,989	2,492	497	20%	8,791	7,765	1,026	13%
Percentage of product revenue	26.9%	26.4%			27.9%	27.4%
APJC	1,584	1,383	201	15%	4,607	4,343	264	6%
Percentage of product revenue	14.3%	14.6%			14.6%	15.3%
Total	$11,092	$9,448	$1,644	17%	$31,492	$28,330	$3,162	11%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Product revenue in the Americas segment increased by 17%, with growth across all customer markets. From a country perspective, product revenue increased in the United States, Canada, Mexico and Brazil by 16%, 7%, 55% and 30%, respectively.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Product revenue in the Americas segment increased by 12%, with growth across all customer markets. From a country perspective, product revenue increased in the United States, Canada, Mexico and Brazil by 11%, 10%, 29% and 29%, respectively.
EMEA
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Product revenue in the EMEA segment increased by 20%, driven by growth in the public sector, enterprise and commercial markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased in Germany, the United Kingdom and France by 20%, 17% and 12%, respectively.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Product revenue in the EMEA segment increased by 13%, driven by growth in the public sector, enterprise and commercial markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased in Germany, the United Kingdom and France by 21%, 8% and 23%, respectively.
APJC
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Product revenue in the APJC segment increased by 15%, driven by growth across all customer markets. From a country perspective, product revenue increased in Japan, India, and Australia by 11%, 78%, and 25%, respectively. Product revenue for China was flat.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Product revenue in the APJC segment increased by 6%, driven by growth in the commercial and public sector markets, partially offset by a decline in the enterprise market. Product revenue in the service provider market was flat. From a country perspective, product revenue increased in India, Australia and China by 59%, 7% and 17%, respectively, partially offset by a decline in Japan of 4%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$7,550	$5,870	$1,680	29%	$20,980	$17,737	$3,243	18%
Internet for the Future	1,392	1,324	68	5%	4,007	4,019	(12)	—%
Collaboration	985	1,132	(147)	(13)%	3,029	3,308	(279)	(8)%
End-to-End Security	958	938	20	2%	2,872	2,716	156	6%
Optimized Application Experiences	204	183	21	12%	597	544	53	10%
Other Products	3	2	1	19%	7	7	—	(7)%
Total	$11,092	$9,448	$1,644	17%	$31,492	$28,330	$3,162	11%
Amounts may not sum and percentages may not recalculate due to rounding.
Secure, Agile Networks
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 29%, or $1.7 billion, with growth across the portfolio except servers. Revenue grew in both campus switching and data center switching. This was primarily driven by strong growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. The increase in enterprise routing was primarily driven by growth in our Catalyst 8000 routers, SD-WAN and IoT routing offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Revenue from the Secure, Agile Networks product category increased by 18%, or $3.2 billion, with growth across the portfolio except servers. Revenue grew in both campus switching and data center switching, primarily driven by growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. Enterprise routing increased primarily driven by growth in our Catalyst 8000 series, SD-WAN and IoT routing offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings.
Internet for the Future
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
The Internet for the Future product category includes our routed optical networking, public 5G, silicon and optics offerings. Revenue in our Internet for the Future product category increased by 5%, or $68 million, primarily driven by growth in our Core routing portfolio, including our Cisco 8000 series offerings. We also saw double-digit growth in the webscale provider market.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Revenue in our Internet for the Future product category was flat, primarily driven by growth in our Cisco 8000 series offerings offset by declines in our Optical, Cable, and Edge portfolio. We also saw growth in the webscale provider market.
Collaboration
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
The Collaboration product category consists of our Collaboration Devices, Meetings, Calling and Contact Center offerings. Revenue in our Collaboration product category decreased by 13%, or $147 million, primarily driven by declines in Collaboration Devices and Meetings, partially offset by growth in Calling and our Contact Center offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Revenue in our Collaboration product category decreased by 8%, or $279 million, primarily driven by declines in Meetings and Collaboration Devices.
End-to-End Security
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Revenue in our End-to-End Security product category increased 2%, or $20 million primarily driven by growth in our Unified Threat Management and Zero Trust offerings.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Revenue in our End-to-End Security product category increased 6%, or $156 million primarily driven by growth in our Unified Threat Management offerings.
Optimized Application Experiences
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
The Optimized Application Experiences product category includes our full stack observability and cloud-native platforms offerings. Revenue in our Optimized Application Experiences product category increased 12%, or $21 million, driven by growth across the portfolio, including double-digit growth in our ThousandEyes offerings.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Revenue in our Optimized Application Experiences product category increased 10%, or $53 million, driven by growth in our ThousandEyes offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,115	$2,064	$51	2%	$6,279	$6,122	$157	3%
Percentage of service revenue	60.8%	60.9%			60.9%	60.5%
EMEA	817	778	39	5%	2,417	2,373	44	2%
Percentage of service revenue	23.5%	23.0%			23.5%	23.4%
APJC	547	544	3	1%	1,606	1,629	(23)	(1)%
Percentage of service revenue	15.7%	16.1%			15.6%	16.1%
Total	$3,479	$3,387	$92	3%	$10,303	$10,125	$178	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 3% in the third quarter of fiscal 2023 compared with the third quarter of fiscal 2022, primarily driven by revenue growth in our solution support offerings and maintenance business, partially offset by declines in our advisory services. Service revenue increased across each of our geographic segments for the third quarter of fiscal 2023.
Service revenue increased 2% in the first nine months of fiscal 2023 compared to the first nine months of fiscal 2022, primarily driven by revenue growth in our solution support offerings and maintenance business, partially offset by declines in our advisory services and software support offerings. Service revenue increased in the Americas and EMEA segments, partially offset by a decline in the APJC segment for the first nine months of fiscal 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Gross margin:
Product	$6,956	$5,842	62.7%	61.8%	$19,139	$17,482	60.8%	61.7%
Service	2,276	2,279	65.4%	67.3%	6,866	6,741	66.6%	66.6%
Total	$9,232	$8,121	63.4%	63.3%	$26,005	$24,223	62.2%	63.0%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2023, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2022	61.8%	61.7%
Productivity (1)	(1.4)%	(3.5)%
Product pricing	1.1%	1.4%
Mix of products sold	0.8%	0.7%
Others	0.4%	0.5%
Fiscal 2023	62.7%	60.8%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Product gross margin increased by 0.9 percentage points primarily driven by favorable pricing and product mix, partially offset by negative impacts from productivity, largely driven by increased costs from component and other costs. The favorable pricing was primarily driven by price increases implemented during fiscal 2022 as we ship our products. We implemented the price increases to partially offset increases in commodity and other costs.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Product gross margin decreased by 0.9 percentage points primarily driven by negative impacts from productivity, largely driven by increased costs from component, freight, logistics and other costs. These impacts were partially offset by favorable pricing. The benefit we saw from favorable pricing was primarily driven by price increases implemented during fiscal 2022. We also saw benefits from product mix.
Supply Constraints Impacts and Risks
While supply constraints for certain components still remain, we continued to see an overall improvement of such constraints in the third quarter of fiscal 2023. We continue to manage through remaining supply constraints seen industry-wide due to shortages of certain components. In recent past periods, these shortages have resulted in increased costs (i.e., component and other commodity costs, freight, expedite fees, etc.) which have had a negative impact on our product gross margin and have resulted in extended lead times for us and our customers. We have taken a number of steps in order to mitigate the supply constraint related impacts including: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying significantly higher component and logistics costs to secure supply; modifying our product designs in order to leverage alternate suppliers, where possible; and continually optimizing our inventory build and customer delivery plans, among others. We believe these actions are helping us to optimize our access to critical components and meet customer demand for our products. As a result of these past actions, in order to secure supply to meet customer demand, we increased our inventory balances, inventory purchase commitments, and

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

inventory deposits and prepayments compared to prior fiscal years, which, in turn, has increased our supply chain exposure. Additionally, in certain situations, we have prepaid or made deposits with suppliers to secure future supply. We have seen supply constraints improve in the current quarter and recent past quarters. As the overall supply constraints continue to improve, we have taken and are continuing to take operational measures to work with contract manufacturers and suppliers to optimize our combined inventory and purchase commitment levels. However, our higher level of supply chain balances increases the risk of material excess and obsolete inventory and related losses if customer demand were to suddenly and significantly decrease in future periods and we are unable to further mitigate our supply chain exposures.
Service Gross Margin
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Our service gross margin percentage decreased by 1.9 percentage points primarily due to higher headcount-related and delivery costs, partially offset by higher sales volume and favorable mix of service offerings.
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
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Service gross margin was flat primarily due to higher sales volume and favorable mix of service offerings offset by higher headcount-related and delivery costs.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Gross margin:
Americas	$5,545	$4,952	64.2%	64.8%	$15,449	$14,438	63.4%	64.6%
EMEA	2,536	2,154	66.6%	65.9%	7,330	6,664	65.4%	65.7%
APJC	1,415	1,279	66.4%	66.4%	3,986	3,934	64.2%	65.9%
Segment total	9,495	8,386	65.2%	65.3%	26,764	25,035	64.0%	65.1%
Unallocated corporate items (1)	(263)	(265)			(759)	(812)
Total	$9,232	$8,121	63.4%	63.3%	$26,005	$24,223	62.2%	63.0%
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
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from productivity, partially offset by favorable pricing and favorable product mix.
Gross margin in our EMEA segment increased primarily due to favorable pricing, positive impacts from productivity improvements and favorable product mix, partially offset by lower service gross margin.
The APJC segment gross margin percentage was flat primarily due to negative impacts from productivity offset by favorable product mix and favorable pricing.
The gross margin percentage for a particular segment may fluctuate, and period-to-period changes in such percentages may or may not be indicative of a trend for that segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
The Americas segment had a gross margin percentage decrease driven by negative impacts from productivity, partially offset by favorable pricing and favorable product mix.
The gross margin percentage decrease in our EMEA segment was primarily due to negative impacts from productivity, partially offset by favorable pricing.
The APJC segment gross margin percentage decrease was driven by negative impacts from productivity and, to a lesser extent, unfavorable impacts from pricing, partially offset by favorable product mix.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent	April 29, 2023	April 30, 2022	Variance in Dollars	Variance in Percent
Research and development	$1,962	$1,708	$254	15%	$5,598	$5,092	$506	10%
Percentage of revenue	13.5%	13.3%			13.4%	13.2%
Sales and marketing	2,526	2,209	317	14%	7,301	6,736	565	8%
Percentage of revenue	17.3%	17.2%			17.5%	17.5%
General and administrative	641	517	124	24%	1,788	1,612	176	11%
Percentage of revenue	4.4%	4.0%			4.3%	4.2%
Total	$5,129	$4,434	$695	16%	$14,687	$13,440	$1,247	9%
Percentage of revenue	35.2%	34.5%			35.1%	34.9%
R&D Expenses
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
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
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
R&D expenses increased due to higher headcount-related expenses, higher share-based compensation expense and higher discretionary spending, partially offset by lower contracted services spending and lower acquisition and divestitures related costs.
Sales and Marketing Expenses
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Sales and marketing expenses increased primarily due to higher headcount-related expenses, driven by higher variable compensation expense, higher share-based compensation expense and higher discretionary spending, partially offset by lower contracted services spending.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by lower contracted services spending.
G&A Expenses
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
G&A expenses increased due to higher headcount-related expenses, higher discretionary spending, higher share-based

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

compensation expense, higher acquisition and divestitures related costs and higher contracted services spending. The increase was partially offset by the impact from certain non-recurring charges recognized due to the Russia and Ukraine war in the third quarter of fiscal 2022.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
G&A expenses increased due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by lower acquisition and divestitures related costs, lower contracted services spending and the impact from certain non-recurring charges recognized due to the Russia and Ukraine war in the first nine months of fiscal 2022.
Effect of Foreign Currency
In the third quarter of fiscal 2023, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $86 million, or 1.9%, compared with the third quarter of fiscal 2022.
In the first nine months of fiscal 2023, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $349 million, or 2.6%, compared with the first nine months of fiscal 2022.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Amortization of purchased intangible assets:
Cost of sales	$160	$180	$476	$583
Operating expenses	70	92	212	255
Total	$230	$272	$688	$838
For each of the third quarter and first nine months of fiscal 2023, the decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized, partially offset by amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas. This rebalancing includes talent movement options and restructuring. Additionally, we have begun optimizing our real estate portfolio, aligned to the broader hybrid work strategy. The total pretax charges are estimated to be approximately $600 million and is expected to impact approximately 5% of our global workforce. In connection with this restructuring plan, we incurred charges of $87 million and $330 million in the third quarter and the first nine months of fiscal 2023, respectively. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2024. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key priority areas. As a result, the overall cost savings from this restructuring plan are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 29, 2023	April 30, 2022	April 29, 2023	April 30, 2022
Operating income	$3,946	$3,610	$10,778	$10,535
Operating income as a percentage of revenue	27.1%	28.1%	25.8%	27.4%
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
Operating income increased by 9%, and operating income as a percentage of revenue decreased by 1.0 percentage points. The increase in operating income was primarily due to a revenue increase partially offset by higher operating expenses. The decrease in operating income as a percentage of revenue was primarily due to an operating expenses percentage increase.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
Operating income increased by 2%, and operating income as a percentage of revenue decreased by 1.6 percentage points. The increase in operating income was primarily due to a revenue increase, partially offset by a gross margin percentage decrease (driven by negative impacts from productivity partially offset by favorable pricing and favorable product mix) and higher operating expenses. The decrease in operating income as a percentage of revenue was primarily due to a gross margin percentage decrease and operating expenses percentage increase.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	April 29, 2023	April 30, 2022	Variance in Dollars
Interest income	$262	$115	$147	$650	$347	$303
Interest expense	(109)	(90)	(19)	(316)	(267)	(49)
Interest income (expense), net	$153	$25	$128	$334	$80	$254
For the each of the third quarter and first nine months of fiscal 2023, the increase in interest income was driven by higher average balance of cash and available-for-sale debt investments and higher interest rates. The increase in interest expense was primarily driven by higher interest rates, partially offset by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 29, 2023	April 30, 2022	Variance in Dollars	April 29, 2023	April 30, 2022	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(6)	$2	$(8)	$(15)	$18	$(33)
Marketable equity investments	(8)	(19)	11	(10)	(32)	22
Privately held investments	(120)	166	(286)	(193)	492	(685)
Net gains (losses) on investments	(134)	149	(283)	(218)	478	(696)
Other gains (losses), net	(8)	17	(25)	(47)	(32)	(15)
Other income (loss), net	$(142)	$166	$(308)	$(265)	$446	$(711)
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
The decrease in our other income (loss), net was primarily driven by impairment charges and higher unrealized losses on our privately held investments, changes in net gains (losses) on available-for-sale debt investments and marketable equity investments and unfavorable impacts from foreign exchange.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
The decrease in our other income (loss), net was primarily driven by realized and unrealized losses and impairment charges on our privately held investments.
Provision for Income Taxes
Three Months Ended April 29, 2023 Compared with Three Months Ended April 30, 2022
The provision for income taxes resulted in an effective tax rate of 18.8% for the third quarter of fiscal 2023 compared with 19.9% for the third quarter of fiscal 2022. The decrease in the effective tax rate was primarily due to an increase in a U.S. foreign-derived intangible income deduction benefit driven by the capitalization and amortization of R&D expenses effective for fiscal 2023 as required by the Tax Cuts and Jobs Act, partially offset by a decrease in federal research credit benefit.
Nine Months Ended April 29, 2023 Compared with Nine Months Ended April 30, 2022
The provision for income taxes resulted in an effective tax rate of 20.2% for the first nine months of fiscal 2023 compared with 18.7% for the first nine months of fiscal 2022. The increase in the effective tax rate was primarily due to an increase in net

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 29, 2023	July 30, 2022	Increase (Decrease)
Cash and cash equivalents	$8,044	$7,079	$965
Available-for-sale debt investments	14,898	11,947	2,951
Marketable equity securities	346	241	105
Total	$23,288	$19,267	$4,021
The net increase in cash and cash equivalents and investments in the first nine months of fiscal 2023 was primarily driven by cash provided by operating activities of $13.9 billion. This source of cash was partially offset by cash returned to stockholders in the form of repurchases of common stock of $3.0 billion and cash dividends of $4.7 billion, a net decrease of debt of $1.1 billion and capital expenditures of $0.6 billion.
Beginning in fiscal 2023, we were required to capitalize and amortize R&D expenses as required by the Tax Cuts and Jobs Act. This change will result in significantly higher cash paid for income taxes. In February 2023, an IRS announcement related to the California floods (IR-2023-33) postponed our remaining fiscal 2023 U.S. federal income tax payment deadlines until October 2023. As of April 29, 2023, we have deferred approximately $1.7 billion of federal tax payments. We expect to defer an additional federal tax payment in the fourth quarter of fiscal 2023. Our cash paid for income taxes for the first quarter of fiscal 2024 will significantly increase as a result of these deferred federal tax payments.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 29, 2023 and July 30, 2022, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 29, 2023	April 30, 2022
Net cash provided by operating activities	$13,920	$9,549
Acquisition of property and equipment	(616)	(338)
Free cash flow	$13,304	$9,211

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2023
April 29, 2023	$0.39	$1,593	25	$49.45	$1,259	$2,852
January 28, 2023	$0.38	$1,560	26	$47.72	$1,256	$2,816
October 29, 2022	$0.38	$1,560	12	$43.76	$502	$2,062

Fiscal 2022
July 30, 2022	$0.38	$1,567	54	$44.02	$2,402	$3,969
April 30, 2022	$0.38	$1,555	5	$54.20	$252	$1,807
January 29, 2022	$0.37	$1,541	82	$58.36	$4,824	$6,365
October 30, 2021	$0.37	$1,561	5	$56.49	$256	$1,817
On May 17, 2023, our Board of Directors declared a quarterly dividend of $0.39 per common share to be paid on July 26, 2023, to all stockholders of record as of the close of business on July 6, 2023. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $12.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	April 29, 2023	July 30, 2022	Increase (Decrease)
Accounts receivable, net	$5,104	$6,622	$(1,518)
Our accounts receivable net, as of April 29, 2023 decreased by approximately 23%, as compared with the end of fiscal 2022, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2023 compared with the fourth quarter of fiscal 2022.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	April 29, 2023	July 30, 2022	July 31, 2021	Variance vs. July 30, 2022	Variance vs. July 31, 2021
Inventories	$3,474	$2,568	$1,559	$906	$1,915
Inventory purchase commitments	$9,059	$12,964	$10,254	$(3,905)	$(1,195)
Inventory deposits and prepayments	$1,642	$1,484	$162	$158	$1,480
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 29, 2023	July 30, 2022	July 31, 2021	Variance vs. July 30, 2022	Variance vs. July 31, 2021
Less than 1 year	$7,073	$9,954	$6,903	$(2,881)	$170
1 to 3 years	1,618	2,240	1,806	(622)	(188)
3 to 5 years	368	770	1,545	(402)	(1,177)
Total	$9,059	$12,964	$10,254	$(3,905)	$(1,195)
Inventory as of April 29, 2023 increased by 35% and inventory purchase commitments with contract manufacturers and suppliers decreased by 30% from our balances at the end of fiscal 2022. The combined decrease of 19% in our inventory and inventory purchase commitments as compared with the end of fiscal 2022 was primarily due to fulfillment of customer demand as overall supply constraints continued to improve and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 29, 2023	July 30, 2022	Increase (Decrease)
Loan receivables, net	$5,826	$6,739	$(913)
Lease receivables, net	969	1,175	(206)
Total, net	$6,795	$7,914	$(1,119)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 14%, as compared with the end of fiscal 2022.
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
The volume of channel partner financing was $23.4 billion and $20.3 billion for the first nine months of fiscal 2023 and 2022, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.8 billion and $1.4 billion as of April 29, 2023 and July 30, 2022, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 29, 2023, the total maximum potential future payments related to these guarantees was approximately $177 million, of which approximately $40 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 29, 2023	July 30, 2022
Senior notes:
Fixed-rate notes:
2.60%	February 28, 2023	$—	$500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$8,500	$9,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 29, 2023.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of April 29, 2023 and $0.6 billion in commercial paper outstanding as of July 30, 2022.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of April 29, 2023, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. On April 18, 2023, we entered into an amendment to the credit agreement to replace the LIBOR index with Term SOFR.
Any advances under the 5-year credit agreement will accrue interest at rates that are equal to, based on certain conditions, either (a) with respect to loans in U.S. dollars, (i) Term SOFR (plus a 0.10% credit spread adjustment) or (ii) the Base Rate (to be

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

defined as the highest of (x) the Bank of America prime rate, (y) the Federal Funds rate plus 0.50% and (z) Term SOFR plus 1.0%), (b) with respect to loans in Euros, EURIBOR, (c) with respect to loans in Yen, TIBOR and (d) with respect to loans in Pounds Sterling, SONIA, plus a margin that is based on our senior debt credit ratings as published by Standard & Poor’s Financial Services, LLC and Moody’s Investors Service, Inc., provided that in no event will the interest rate be less than 0.0%. We will pay a quarterly commitment fee during the term of the 5-year credit agreement which may vary depending on our senior debt credit ratings. In addition, the 5-year credit agreement incorporates certain sustainability-linked metrics. Specifically, our applicable interest rate and commitment fee are subject to upward or downward adjustments if we achieve, or fail to achieve, certain specified targets based on two key performance indicator metrics: (i) social impact and (ii) foam reduction. We may also, upon the agreement of either the then-existing lenders or additional lenders not currently parties to the agreement, increase the commitments under the credit facility by up to an additional $2.0 billion and, at our option, extend the maturity of the facility for an additional year up to two times. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio as defined in the agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	April 29, 2023	July 30, 2022	Increase (Decrease)
Product	$14,681	$14,090	$591
Service	17,401	17,449	(48)
Total	$32,082	$31,539	$543

Short-term RPO	$16,869	$16,936	$(67)
Long-term RPO	15,213	14,603	610
Total	$32,082	$31,539	$543
Total remaining performance obligations as of April 29, 2023 increased 2% compared to the end of fiscal 2022. Remaining performance obligations for product increased by 4% compared to the end of fiscal 2022. Remaining performance obligations for service was flat. We expect approximately 53% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 29, 2023	July 30, 2022	Increase (Decrease)
Product	$10,895	$10,427	$468
Service	13,365	12,837	528
Total	$24,260	$23,264	$996
Reported as:
Current	$13,249	$12,784	$465
Noncurrent	11,011	10,480	531
Total	$24,260	$23,264	$996
Total deferred revenue increased 4% compared to the end of fiscal 2022. The increase in deferred product revenue was primarily due to increased deferrals related to our recurring software offerings. The increase in deferred service revenue of 4% was driven by the impact of contract renewals, partially offset by amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of April 29, 2023 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $5.5 billion. Approximately $1.4 billion is payable in less than one year and $4.1 billion is payable between 1 to 3 years.
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
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion and $0.4 billion as of April 29, 2023 and July 30, 2022, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of April 29, 2023 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of April 29, 2023. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 29, 2023. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of April 29, 2023, our financing receivables had a carrying value of $6.8 billion, compared with $7.9 billion as of July 30, 2022. As of April 29, 2023, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 29, 2023, we had $8.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $8.4 billion, and the related fair value based on market prices was $8.8 billion. As of April 29, 2023, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease or increase of approximately $0.3 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $346 million and $241 million as of April 29, 2023 and July 30, 2022, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in privately held investments was $1.8 billion and $1.9 billion as of April 29, 2023 and July 30, 2022, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 29, 2023		July 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$2,761	$(19)	$2,578	$(50)
Sold	$2,119	$20	$1,943	$50
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2023, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $349 million, or 2.6%, compared with the first nine months of fiscal 2022. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The COVID-19 pandemic and the resulting containment measures have caused economic and financial disruptions globally, including in most of the regions in which we sell our products and services and conduct our business operations. Beginning in the second half of fiscal 2020, the COVID-19 pandemic impacted our financial results and business operations. While we saw further improvements in the third quarter of fiscal 2023, we continue to manage through supply constraints seen industry-wide due to component shortages which have resulted in extended lead times and higher supply chain costs. The magnitude and duration of the disruption of the pandemic, its continuing impact on us, and resulting decline in global business activity is uncertain.
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
The global macroeconomic environment continues to be challenging and inconsistent. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the Russia and Ukraine war), and related market uncertainty. Our revenue may grow at a slower rate than in past periods, as it did in certain prior periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results. For additional information and a further discussion of current impacts and risks related to our supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.
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
A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies, geopolitical tensions (including as a result of China-Taiwan relations) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially adversely affect our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could have a material adverse effect on our business, results of operations, and financial condition.
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. There is currently a market shortage of semiconductor and other component supply which has affected, and could further affect, lead times, the cost of that supply, and our ability to meet customer demand for our products if we cannot secure sufficient supply in a timely manner. We continue to manage through supply constraints seen industry-wide due to component shortages. For example, we saw an additional unanticipated supply challenge with COVID-19 related lockdowns in certain parts of China in the second half of fiscal 2022 that resulted in a severe shortage of certain critical components. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In recent periods, we increased our inventory and purchase commitments in light of the supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges in future periods if the demand for our products is less than our expectations. If we fail to anticipate customer demand properly, an oversupply of parts could result in excess or obsolete components that could adversely affect our gross margins. For additional information and a further discussion of current impacts and risks related to our supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Secure, Agile Networks and Collaboration products, in addition to longer sales cycles. Service provider product orders decreased during the first nine months of fiscal 2023 and in certain prior periods, and at various times in the past, including in recent quarters as was seen in the third quarter of fiscal 2023, we have experienced significant weakness in product orders from service providers. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, new product and service introductions, and evolving methods of building and operating networks. Our operating results depend on our ability to develop and introduce new products and services into existing and emerging markets and to reduce the production costs of existing products. If customers do not purchase and/or renew our offerings our business could be harmed. The effects resulting from the COVID-19 pandemic may also result in long-term changes in customer needs for our products and services in various sectors, along with IT-related capital spending reductions, or shifts in spending focus, that could materially adversely affect us if we are unable to adjust our product and service offerings to match customer needs.
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be materially adversely affected by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could have a material adverse effect on our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; geopolitical tensions (including China-Taiwan relations); political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental protection regulations (including new laws and regulations related to climate change); trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
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
We are a party to lawsuits in the normal course of our business. Additionally, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to the Russia and Ukraine war and related trade restrictions and sanctions. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of the third quarter of fiscal 2023. Litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
As of the end of the third quarter of fiscal 2023, we have senior unsecured notes outstanding in an aggregate principal amount of $8.5 billion that mature at specific dates from calendar year 2023 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of April 29, 2023. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.

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
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, economic sanctions and changes to export control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, environmental sustainability (including climate change), human rights, product certification, and national security controls applicable to our supply chain. For example, new laws and regulations in response to climate change could result in increased energy efficiency requirements for our products and increased compliance and energy costs. Changes in regulatory requirements in any of these areas could have a material adverse effect on our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 29, 2023 to February 25, 2023	3	$48.46	3	$13,296
February 26, 2023 to March 25, 2023	8	$49.51	8	$12,884
March 26, 2023 to April 29, 2023	14	$49.64	14	$12,188
Total	25	$49.45	25
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $12.2 billion with no termination date.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	001-39940	3.2	3/10/2023
10.1
First Amendment to Second Amended and Restated Credit Agreement, dated as of April 18, 2023, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender, and L/C issuer
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

Cisco Systems, Inc.

Date:	May 24, 2023	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)