Form 10-K
period 2023-07-29
CISCO SYSTEMS, INC.
filed 2023-09-07
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 29, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 27, 2023 as reported by the Nasdaq Global Select Market on that date: $198.6 billion
Number of shares of the registrant’s common stock outstanding as of September 1, 2023: 4,054,857,783
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, to be held on December 6, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells a broad range of technologies that power the Internet. We are integrating our product portfolios across networking, security, collaboration, applications and the cloud to create highly secure, intelligent platforms for our customers’ digital businesses. These platforms are designed to help our customers manage more users, devices and things connecting to their networks. This will enable us to provide customers with a highly secure, intelligent platform for their digital business.
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
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace. In this dynamic environment, we believe their priorities are to transform infrastructure, secure the enterprise, power hybrid work, reimagine applications, and drive toward sustainability.
Our strategy is to securely connect everything. We are committed to driving a trusted customer experience, through our innovation, solutions, choice, and people.

Customer Priorities
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
Our customers are operating in multicloud environments with private, public and hybrid clouds. For the data center, our strategy is to deliver multicloud architectures that bring policy and operational consistency, regardless of where applications or data reside, by extending our Application Centric Infrastructure (ACI) and our hyperconverged offerings. We continue to invest in our data center portfolio to help meet the growing demand for cloud-delivered technologies. Our Nexus Cloud platform is designed to help our customers deploy, manage, and operate their data center networks from the cloud.
Our technology strategy for the Internet for the Future is aimed at addressing the broad adoption of multicloud and application environments. We continue to make significant investments in the development of software, silicon and optics — which we believe are the building blocks for the Internet for the Future.
We introduced Cisco Silicon One, a single unified silicon architecture, as well as the Cisco 8000 carrier-class router family built on Cisco Silicon One and our operating system, Cisco IOS XR7. We have also expanded our Cisco Silicon One platform from a routing focused solution to one which addresses the webscale switching market. By combining our routed optical networking solution integrating our routers with pluggable optics, we can further help deliver cost savings to our customers.
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
We are investing significant resources across our security portfolio focused on cloud-based offerings, artificial intelligence-driven threat detection and end-to-end security architectures. We unveiled our strategic plan for a global, cloud-delivered, integrated platform that secures and connects organizations of any shape and size. Cisco Security Cloud is designed to be the most open, end-to-end, security platform across hybrid multi-cloud environments, while also minimizing the attack surface and automating security policies across an organization’s environment. This extends to our secure access service edge (SASE) framework and Zero Trust architecture, where we have developed a cloud-delivered stack. We are also delivering unified detection and response capabilities with Cisco Extended Detection and Response (XDR), a cloud-based solution, and introduced new innovations across firewall, multicloud and application security capabilities. To enable a more optimized hybrid work experience with simple access across any location, device, and application, we have brought to market a security service edge (SSE) solution. Additionally, we have announced generative AI capabilities as part of our Security Cloud platform to simplify security operations and increase efficiency.

Power Hybrid Work
Over the last several years, the world has shifted to a hybrid work environment, and we believe that our customers are looking to support a blend of onsite and offsite workers into the future. To enable a hybrid workforce, customers require secure access, collaboration, and technologies to empower their teams to connect seamlessly and to work from anywhere.
Customers are looking to us to help improve how their people communicate, collaborate and to increase productivity. At Cisco, we are focused on providing and delivering highly secure collaboration experiences to help our customers create a secure hybrid work environment.
We believe our collaboration portfolio, which includes our subscription-based Webex conferencing platform, with meetings, devices, calling and messaging, is at the center of our customers’ strategy for enabling their teams to be more productive and secure. To help our customers transform their workplaces, we continue to invest to expand our capabilities by introducing new Webex Calling innovations in the Webex Suite to improve work flexibility, reliability, and quality. We also launched new devices for hybrid work which we are making interoperable with other vendors’ collaboration offerings to create a seamless user experience.
Reimagine Applications
In our view, over the next several years, customers will be increasingly writing modern software applications that can run on any hybrid cloud and will be adding billions of connections to their environments. In a multicloud environment, customers must reimagine how they design, develop and deploy their applications. They need to be able to build applications quickly, deploy them nearly anywhere, monitor experiences, and act in real time.
We believe we are uniquely positioned to enable successful business outcomes for customers in hybrid and multicloud environments. In our view, networks are increasingly critical to business success and we believe our customers will benefit from the insights and intelligence that we are making accessible through our highly differentiated platforms.
We are continuing our commitment to deliver full stack observability from the application to the infrastructure to give our customers greater insights that enable faster, better decision making. We are doing this by adding key elements to our portfolio, such as: infrastructure optimization with Intersight, network monitoring with technology from ThousandEyes, application performance monitoring with AppDynamics, as well as our security innovations.
Journey to Sustainability
The world faces serious environmental challenges, such as climate change, resource depletion, and biodiversity loss, and, as a large global corporation, Cisco can play a role in supporting mitigation of these challenges. Our strategy focuses on accelerating the transition to clean energy, evolving our business from linear to circular, and investing in resilient ecosystems. We are striving to reduce our own environmental footprint, and to use our technology and expertise to help our customers and suppliers reduce theirs, contributing to a healthier and more resilient planet. Additionally, we have set long-term goals to address the environmental impacts from our products and business operations.
We strive to reduce the effects of our operations and supply chain, help our customers decrease greenhouse gas (GHG) emissions, and support our communities experiencing direct effects of a changing climate by, among others:
•Continuing to invest in renewable energy, including investments in solar and wind energy;
•Designing our products and packaging for reuse, repair, recycling, and resource efficiency and managing our equipment for multiple lifecycles;
•Continuing to standardize visibility and insights across our portfolio to enable customers to measure, monitor, and manage energy consumption;
•Investing in projects to improve the efficiency of our offices, labs, and data centers worldwide;
•Working with our component suppliers, manufacturing partners, and logistic providers to reduce emissions and set goals for absolute GHG emissions reductions;
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
We are continuing to incorporate Artificial Intelligence (AI) and Machine Learning (ML) across our portfolio to enable further innovation and to empower our customers to drive increased productivity and better user experiences. We are investing in new opportunities in AI, launching new technologies across our product portfolios designed to boost productivity, enhance policy management and simplify tasks. Our AI-scale infrastructure will allow our customers to process AI workloads more efficiently. We are also accelerating our efforts to enable the delivery of network functionality as a service as our customers increasingly want to consume technologies in flexible ways. We made the initial step with our as-a-service portfolio, Cisco Plus, and our first offer, Cisco Plus hybrid cloud, which combines our data center compute, networking and storage portfolio. Cisco Plus includes our plans to deliver networking-as-a-service, which is designed to unify networking, security and observability across access, wide area network (WAN), and cloud domains.
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
Products and Services
Our products and services are grouped into the following categories:
Secure, Agile Networks
Secure, Agile Networks consists of our core networking technologies of switching, enterprise routing, wireless, and compute products. These technologies consist of both hardware and software offerings, including software licenses and SaaS, that help our customers build networks, automate, orchestrate, integrate, and digitize data. We believe it is critical for us to continue to deliver continuous value to our customers. We continued to make progress in shifting more of our business to software and subscriptions across our core networking portfolio, and in expanding our software offerings. Our objective is to continue converging our on-premise solutions with our cloud managed solutions across our enterprise networking portfolio.
Our Switching portfolio encompasses campus switching as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and IoT services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching are our Catalyst 9000 series of switches that include hardware with embedded software, along with a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features and can be centrally monitored, managed, and configured. With the expansion of WiFi-6, we have expanded our portfolio to include multi-gigabit technology in our switches in order to manage higher bandwidth and manage network speed. Our data center switching offerings, led by the Nexus 9000 series, provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers. We continue to add greater visibility and analytics across our networks and applications, enabling us to deliver better experiences for our customers.
Our Enterprise Routing portfolio interconnects public and private wireline and mobile networks, delivering highly secure and reliable connectivity to campus, data center and branch networks for our large to small enterprise and commercial customers. Our routing solutions are designed to meet the scale, reliability, and security needs of our customers.
Our Wireless portfolio provides indoor and outdoor wireless coverage designed for seamless roaming use of voice, video, and data applications. These products include wireless access points and controllers that are on-premise and cloud managed, and combined with our Switching portfolio, delivers a converged access solution that is powerful, yet simple.
Our Compute portfolio incorporates various technologies and solutions including the Cisco Unified Computing System, HyperFlex, our hyperconverged offering, and software management capabilities, which combine computing, networking, and storage infrastructure management and virtualization to deliver agility, simplicity, and scale.
Internet for the Future
Our Internet for the Future product category consists of our routed optical networking, 5G, silicon and optics solutions. We are focusing on transforming connectivity to the Internet and the cloud environment by efficiently meeting the growing demand for low-latency and higher speeds. Our routed optical networking systems, based on our Silicon One and pluggable optic solutions, allow us to transform the economics of building and operating networks for our service provider customers, including our webscale customers. Our Cisco 8000 series routers provide broad capacity in high-density designs, allowing our customers to reduce operational footprints, lower carbon emissions, and evolve to more efficient network architectures. We believe silicon and optics are foundational technologies for the continued buildout of the Internet. As connection speeds increase, optics become increasingly important in our view.
Collaboration
Our Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and Communication Platform as a Service (CPaaS) offerings. Our offerings within the Collaboration portfolio consist of software offerings, including perpetual licenses and subscription arrangements, as well as hardware. Our Collaboration strategy is to power hybrid work by reimagining employee and customer experiences to be more inclusive and engaging by providing technology that enables distributed teams to collaborate effortlessly. We offer end-to-end collaboration solutions that can be delivered from the cloud, on-premise or within hybrid cloud environments allowing customers to transition their collaboration solutions from on-premise to the cloud. Artificial intelligence and machine learning capabilities are embedded across the Webex portfolio, providing collaboration experiences that integrate people insights, relationship and audio intelligence to help improve productivity. Our CPaaS is a cloud communications platform that integrates communication channels and existing back-end business systems together to help enable the orchestration and automation of all customer and employee interactions.
End-to-End Security
The End-to-End Security product category consists of our Cloud and Application Security, Industrial Security, Network Security, and User and Device Security offerings. Security continues to be a leading priority for our customers, regardless of size or industry. We continue to invest in resources across our security portfolio focused on cloud-based offerings, AI-driven threat detection and end-to-end security architectures. Additionally, we continue to invest in expanding our SASE architecture by delivering combined network and security functionality in a single cloud-native service.

Optimized Application Experiences
The Optimized Application Experiences product category consists of our full stack observability and network assurance offerings. Our full stack observability offerings are designed to bring together and provide end-to-end visibility of our customer’s environments across applications, networks, multi-cloud infrastructures and the Internet, to help deliver full stack observability for modern environments and drive relevant real-time insights. Our Intersight Infrastructure Services, a cloud-delivered SaaS offering, provides lifecycle operations management, automation, orchestration, and monitoring capabilities for customers’ infrastructure deployments from Data Center to the Edge. Our monitoring and analytics offering, AppDynamics, monitors performance across different application-related domains. Our network assurance offering, ThousandEyes, is a network intelligence platform that provides in-depth visibility into network and Internet performance. It enables organizations to see, understand, and improve every digital experience and assure seamless connectivity for their modern digital environments.
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
Sales Overview
As of the end of fiscal 2023, our worldwide sales and marketing functions consisted of approximately 26,000 employees, including managers, sales representatives, and technical support personnel. We sell our products and services both directly and indirectly through a variety of channels with support from our salesforce. A substantial portion of our products and services is sold indirectly through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other third-party resellers, and distributors.
Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution. Some service providers are also systems integrators.
Distributors may hold inventory and sell to systems integrators, service providers, and other third-party resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. Revenue from two-tier distributors is recognized based on a sell-in method. These distributors may be given business terms that allow them to return a limited portion of inventory, receive credits for changes in selling prices, receive certain rebates, and participate in various cooperative marketing programs.
For information regarding risks related to our sales channels, see “Item 1A. Risk Factors,” including the risk factors entitled “Disruption of or changes in our distribution model could harm our sales and margins” and “Inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.”
For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be adversely affected by unfavorable economic and market conditions and the uncertain geopolitical environment;” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations;” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition;” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows;” and “Cyber attacks, data breaches or other incidents may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business,” among others.
Our service offerings complement our products through a range of consulting, technical, project, quality, and software maintenance services, including 24-hour online and telephone support through technical assistance centers.
Financing Arrangements
We provide financing arrangements for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive advantage in obtaining business, particularly for those customers involved in significant infrastructure projects. Our financing arrangements include loans, leases (sales-type, direct financing and operating) and channels financing arrangements.
Acquisitions, Investments, and Alliances
The markets in which we compete require a wide variety of technologies, products, and capabilities. We continue to evaluate opportunities to acquire and invest in businesses and technologies that complement and enable further investment in our key priority areas.
Acquisitions
We acquire companies in order to gain access to talent, technology, products and features, operational capabilities or new markets. The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.”

Investments in Privately Held Companies
We make investments in privately held companies that develop technology or provide services that are complementary to our products or that provide insights into emerging technologies that may become relevant to our businesses. The risks associated with these investments are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.”
Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce industry advancement and accelerate new markets. The objectives and goals of a strategic alliance can include technology exchange, product development, joint sales and marketing, or new market creation.
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
Our competitors (in each case relative to only some of our products or services) include: Amazon Web Services LLC; Arista Networks, Inc.; Broadcom Inc.; Ciena Corporation; CrowdStrike Holdings, Inc.; Datadog Inc.; Dell Technologies Inc.; Dynatrace Inc.; Fortinet, Inc.; Hewlett-Packard Enterprise Company; Huawei Technologies Co., Ltd.; Juniper Networks, Inc.; Microsoft Corporation; New Relic, Inc.; Nokia Corporation; Nvidia Corporation; Palo Alto Networks, Inc.; RingCentral, Inc.; VMware, Inc.; Zoom Video Communications, Inc.; and Zscaler, Inc.; among others.
Some of our competitors compete across many of our product lines, while others are primarily focused in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our existing competitors but also from other competitors, including existing companies with strong technological, marketing, and sales positions in those markets. We also sometimes face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and this trend may increase. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Additionally, companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us.
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
Talent and Culture
At Cisco, we value our people and our technology, and we leverage our broader ecosystems to positively impact the world and pursue our purpose to Power an Inclusive Future for All. Our goal is to attract, retain, and develop talent in order to help our customers connect, secure, and accelerate their digital agility. Our relationship with our employees is one of mutual benefit. Our employees bring talent and ingenuity to everything we do, and in turn, we provide employees with meaningful careers and development opportunities.
For the third year in a row, Cisco has been named the number one company to work for in Fortune Magazine’s 100 Best Companies to Work For® 2023 rankings in the United States. Fortune and Great Place to Work have published their United States rankings for the past 26 years, and Cisco has been recognized on every annual list. Cisco has also received top ranking in 15 additional countries, including Australia, Canada, Costa Rica, Mexico, Norway, Poland, Portugal, Saudi Arabia, Singapore, Indonesia, Japan, Spain, Switzerland, United Kingdom, and Vietnam.
As of July 29, 2023, we had approximately 84,900 employees and they are categorized as follows:
We support our employees through times of change and enable them to be their best. We do this by fostering a Conscious Culture. Conscious Culture speaks to the importance of everyone being aware — “conscious” — of the environment they are part of, and feeling accountable, empowered, and expected to contribute to creating a culture where all Cisco employees feel safe and can thrive. We’re aware of how we treat one another and speak up when we see behavior that’s out of step with our beliefs. There is a direct connection between the culture we create internally and how our people are helping bring about a better world.
In the same way that every employee at Cisco is responsible for our Conscious Culture, we also want every employee to feel responsible for and contribute to our purpose to Power an Inclusive Future for All. This is as much a commitment from Cisco as it is from our employees. Our people often ask the toughest questions around how we are impacting society for the better, from addressing homelessness to combating climate change. And often the best ideas for how we can do even more come directly from them. Future employees expect it too. More and more, talent want to work for a company where their work has meaning and where they see their values reflected in the organization.
Inclusion & Diversity
Inclusion and diversity are core components in our Conscious Culture. Inclusivity is our strength and our priority. We want every employee to feel valued, respected, and heard. We are prioritizing inclusion and diversity across the company, recognizing that connecting people of all experiences and backgrounds allows us to improve innovation and collaboration.
In order to continue accelerating diversity and finding extraordinary talent, we have designed a framework that includes introducing new tools and technologies to help accurately map the talent market, creating job roles that attract highly qualified diverse candidates, and expanding the diversity within our interview panels.
We currently have a total of 29 Inclusive Communities comprised of 11 Employee Resource Organizations and 18 Employee Networks supporting full-spectrum diversity globally, including gender, ethnicity, race, sexual orientation, age, ability, veteran status, religion, culture, background, as well as varied experiences, strengths, and perspectives. These thriving communities continue to be a source of strength and support for employees, and they help to foster a more conscious culture by providing opportunities for proximity and learning.
Cisco has signed the CEO Action for Diversity and Inclusion Pledge. The CEO Action for Diversity & Inclusion Pledge is a CEO-driven pledge to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace. This year, Cisco also signed The Valuable 500 statement, a global movement putting disability inclusion on the business leadership agenda and celebrating those committed to inclusion. We are delivering on these actions by accelerating diversity across the full-spectrum of diversity — including gender, age, race, ethnicity, sexual orientation, ability, nationality, religion, veteran status, background, culture, experience, strengths and perspectives. At Cisco, it starts at the top: 42% of our Executive Leadership Team (ELT) are women and 50% are diverse in terms of ethnicity.
We publish certain gender diversity and ethnic diversity workforce data annually. Across our global company, we have driven broad improvements in overall workforce diversity. Based on our fiscal 2022 data which excludes certain acquisitions, our global employee base was comprised of 29% women, 71% men and 0.1% nonbinary, and our U.S. employee base was comprised of the following ethnicities: 50.9% White/Caucasian, 34.6% Asian, 6.6% Hispanic/Latino, 5.5% African American/Black, 1.9% two or more races (not Hispanic or Latino), 0.3% American Indian or Alaska Native and 0.2% Native Hawaiian/Other Pacific Islander.
With respect to social justice, Cisco has been partnering across the globe to scale and amplify our positive impact. We have published our Social Justice Beliefs & Actions, which is our blueprint for how we respond to injustice and address inequity for any community. We are creating actions that can be replicated and scaled and are designed to cover the full spectrum of diversity, inclusive of gender, generation, race, ethnicity, sexual orientation, ability, nationality, and background — the foundation of our Conscious Culture. This work is part of a plan for Cisco to drive transformational, generational impact for vulnerable communities. Our Social Justice Action Office helps drive accountability, progress, and excellence in our strategic actions in this area, which are designed to address the broader ecosystem including our employees, partners, customers, and suppliers.
Compensation and Benefits
Our total compensation philosophy is designed to attract, reward, and retain talent. It provides market competitive, performance-based compensation aligned with each employee’s contribution and impact to the value we drive to our customers, partners and stockholders. We reward and recognize our employees for effecting innovation, collaboration, profitability, and growth within our geographies, product lines, and functions.
Cisco has always been committed to compensating our employees fairly and equitably. We are a founding signer of the White House Equal Pay Pledge and the Parity.org pledge, and are a leader in the charge to make fair pay a reality for all employees through the Employers for Pay Equity Consortium. We have also introduced an innovative and inclusive framework that provides us powerful analytics to evaluate our complex compensation system. For example, by using these powerful analytics, we are able to test for pay parity on a regular basis, and when gaps are found, we strive to correct them.
As part of our Social Justice Beliefs and Actions, we have expanded our pay parity program beyond base salary to include additional forms of compensation fairness such as promotion, bonuses, and stock decisions made in our rewards programs. We aim to ensure the program addresses all employees across the full spectrum of diversity incorporating our global self-reported data collection.

Health & Well-being
We have an ongoing commitment to focus on the health, safety, and well-being of our employees. We provide our employees and their families with high-quality, flexible, and convenient benefits and resources for their physical, mental, and financial well-being. We strive to support our employees as they balance careers and personal lives, as well as their own physical, emotional, and financial health. We continue to emphasize a focus on both physical and mental health, recognizing the need to create an environment where employees can speak openly about mental health and other matters.
We have hosted discussions during Cisco Check-Ins, expanded our Safe to Talk program, introduced mindfulness courses, enhanced our Employee Assistance Program offerings, improved the out-of-network provider benefit for substance abuse and mental health treatment, and more. In fiscal 2023, we continued to offer employees “A Day for Me,” which were paid days off that allowed for each individual to recharge and rest. We have moved towards a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Cisco locations.
Employee Development
We know careers are not static pathways that look the same for everyone. We also know that the world of work will continue to rapidly evolve, requiring new skillsets. At Cisco, we believe that your career is owned by you, supported by your leader, and enabled by Cisco. This means that while each employee has the power to shape their career on their own terms, they also have a supportive ecosystem to develop the skills they need to succeed both today and tomorrow. We strive to create a culture of “one company, many careers.” In fiscal 2023, we launched a new career strategy for our people focused on areas we know determine a successful career at Cisco—personal brand, network, expertise, and experience—and created customized offerings that map to each of them.
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
In fiscal 2023, we have seen a high level of employee engagement. For example, there were approximately 2.3 million Team Space Check-Ins by our employees in fiscal 2023, reflecting approximately 73,500 employees submitting Team Space Check-Ins. Employees also participate in our global Engagement Pulse Survey and the Real Deal Survey. These surveys allow our employees to provide confidential feedback on our culture, company strategy and trust in their direct leaders.
Purpose Report and ESG Reporting Hub
Additional information regarding Cisco’s ESG initiatives and progress can be found in our annual Purpose Report and on our ESG Reporting Hub at https://www.cisco.com/c/m/en_us/about/csr/esg-hub.html. The contents of our Purpose Report, our ESG Reporting Hub and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2023 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	57	Chair and Chief Executive Officer
R. Scott Herren	61	Executive Vice President and Chief Financial Officer
Maria Martinez	65	Executive Vice President and Chief Operating Officer
Jeff Sharritts	55	Executive Vice President and Chief Customer and Partner Officer
Deborah L. Stahlkopf	53	Executive Vice President and Chief Legal Officer
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
Ms. Stahlkopf joined Cisco in August 2021 and serves as our Executive Vice President and Chief Legal Officer. Prior to joining Cisco, Ms. Stahlkopf spent 14 years at Microsoft, where she served most recently as Corporate Vice President, General Counsel and Corporate Secretary, Corporate, External and Legal Affairs from April 2018 to July 2021. Ms. Stahlkopf also served in other leadership roles at Microsoft, including as Vice President and Deputy General Counsel from December 2015 to April 2018 and as Associate General Counsel from December 2010 to December 2015. Prior to joining Microsoft, Ms. Stahlkopf practiced law at Perkins Coie LLP and Cooley Godward LLP. Ms. Stahlkopf is a member of the board of directors of NextEra Energy, Inc. (since 2023).

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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the on-going Russia and Ukraine war), and related market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in certain prior periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. In prior periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if product demand significantly weakens for a sustained duration. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results. For additional information and a further discussion of impacts and risks related to our supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.

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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. For example, in recent periods, there was a market shortage of semiconductor and other component supply which affected lead times, the cost of that supply, and our ability to meet customer demand for our products. While supply constraints remain, we saw an overall improvement of such constraints in fiscal 2023. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project overall component demand and component demands within specific product categories and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur during periods of demand uncertainties such as we have experienced in recent periods and expect to continue to experience over the short- and medium-term. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In past periods, we increased our inventory and purchase commitments in light of the supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if we fail to anticipate customer demand properly and product demand significantly weakens for a sustained duration. For additional information and a further discussion of impacts and risks related to our supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks, Liquidity and Capital Resources—Inventory Supply Chain and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Although our product gross margin increased in fiscal 2023, our level of product gross margins declined in fiscal 2022 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
•Increases in material, labor or other manufacturing-related costs (i.e. component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those that have impacted the market for components, including semiconductors and memory in past periods, and which costs have in the past and may continue to be exacerbated by inflation
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
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
Sales to the service provider market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Secure, Agile Networks and Collaboration products, in addition to longer sales cycles. Service provider product orders significantly decreased during fiscal 2023 and we have experienced similar weakness in certain prior periods. Product orders from the service provider market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
Disruption of or changes in our distribution model could harm our sales and margins.
If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be adversely affected. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other third-party resellers, and distributors. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other third-party resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.
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
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority and growth areas. For example, as products related to network programmability, such as software defined networking (SDN) products, have become more prevalent, we have faced increased competition from companies that develop networking products based on commoditized hardware, referred to as “white box” hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For information regarding our competitors, see the section entitled “Competition” contained in Item 1. Business of this report.
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
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key priority and growth areas. We also intend to focus on maintaining leadership in core networking and services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be adversely affected.
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
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:
•Difficulties or delays in integrating the operations (including IT security), systems, technologies, products, and personnel of the acquired companies, particularly with companies that have large and widespread operations and/or complex products
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions
•Potential difficulties in completing projects associated with in-process research and development intangibles
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•Initial dependence on unfamiliar supply chains or relatively small supply partners
•Insufficient revenue to offset increased expenses associated with acquisitions
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions may also cause us to:
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
As we focus on new market opportunities and key priority and growth areas, we compete with large telecommunications and other equipment suppliers as well as startup companies. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers in these markets complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, entry into other markets has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence. For example, as we add direct selling capabilities globally to meet changing customer demands, we will face increased legal and regulatory requirements.
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
Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm of our business.
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.
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
Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for such personnel is intense, especially in the Silicon Valley area of Northern California and other major United States locations. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also adversely affect our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly in engineering and sales fields, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims to this effect in the future.
Adverse resolution of litigation or governmental investigations may harm our operating results or financial condition.
We are a party to lawsuits in the normal course of our business. Additionally, in connection with the Russia and Ukraine war and our decision to stop business operations and orderly wind down our business in Russia, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to such decision and related trade restrictions and sanctions. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of fiscal 2023. Litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our customers, suppliers and logistics centers are located in regions that have been or may be affected by earthquake, tsunami and flooding or other weather-related activity which in the past has disrupted, and in the future could disrupt, the flow of supply chain components and delivery of products. In addition, global climate change may result in significant natural disasters occurring more frequently and/or with greater intensity, such as drought, wildfires, storms, sea-level rise, changing precipitation, and flooding. We have not to date experienced a material event as a result of these kinds of natural disasters; however, the occurrence of any such event in the future could have a material adverse impact on our business, operating results, and financial condition.
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
As of the end of fiscal 2023, we have senior unsecured notes outstanding in an aggregate principal amount of $8.5 billion that mature at specific dates from calendar year 2023 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion. We had no commercial paper notes outstanding under this program as of July 29, 2023. There can be no assurance that our incurrence of this debt or any future debt will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity and inclusion, responsible sourcing and social investments, and other matters, in our annual Purpose Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments could be difficult to achieve and costly to implement. For example, in September 2021, we announced our goal to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the enhanced power efficiency of our products, the adoption of renewable energy at customer and supplier sites, and the adoption of certain of our products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero goal or other ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.
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
Risks Related to Cybersecurity, Privacy, and Regulatory Requirements
Cyber attacks, data breaches or other incidents may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We experience cyber attacks and other attempts to gain unauthorized access to our products, services, and IT environment on a regular basis, and we anticipate continuing to be subject to such attempts as cyber attacks become increasingly sophisticated and more difficult to predict and protect against. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored or processed (including servers, data centers and cloud-based solutions operated by third parties on which we rely) (collectively, our “IT environment”), are vulnerable to cyber attacks, data breaches, malware, inadvertent error, disruptions, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents (which cyber attack or related activity may intensify during periods of diplomatic or armed conflict). Further, a cyber attack or other incident could go undetected and persist in our environments for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our products, services, and IT environment or those of our customers or third-party providers we rely on, or result in confidential information stored on our systems, our customers’ systems, or other third-party systems being improperly accessed, processed, disclosed now or in the future, or be lost or stolen. For example, in December 2021, multiple vulnerabilities were reported for the widely used Java logging library, Apache Log4j. We reviewed the use of this library within our products and services, its use in our enterprise IT environment, and its use by our third-party providers, and have taken steps to mitigate these vulnerabilities, including by providing security updates for affected products to our customers. We have not to date experienced a material event related to a cybersecurity matter; however, the occurrence of any such event in the future could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts are costly to implement and may not be successful. Breaches of security in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our products, services, and IT environment, could, in each case, result in claims of liability against us, damage our reputation or otherwise materially harm our business.

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
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security controls applicable to our supply chain. Changes in regulatory requirements in any of these areas or our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to these areas could have a material adverse effect on our business, operating results, and financial condition.
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
Outside the United States our operations are conducted primarily in leased sites. Other significant sites (in addition to the two non-U.S. headquarters locations) are located in Australia, Belgium, Canada, China, Germany, India, Israel, Japan, Poland, and the United Kingdom.
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
(a)Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. There were 33,809 registered stockholders as of September 1, 2023.
(b)None.
(c)Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 30, 2023 to May 27, 2023	5	$47.88	5	$11,946
May 28, 2023 to June 24, 2023	9	$50.45	9	$11,513
June 25, 2023 to July 29, 2023	11	$51.69	11	$10,934
Total	25	$50.49	25
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 29, 2023, the remaining authorized amount for stock repurchases under this program is approximately $10.9 billion with no termination date.
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

	July 2018	July 2019	July 2020	July 2021	July 2022	July 2023
Cisco Systems, Inc.	$100.00	$136.47	$115.60	$142.33	$120.02	$142.29
S&P 500	$100.00	$109.53	$118.72	$164.83	$157.18	$177.38
S&P Information Technology	$100.00	$116.56	$150.84	$221.77	$209.55	$265.46

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Cisco designs and sells a broad range of technologies that power the Internet. We are integrating our product portfolios across networking, security, collaboration, applications and the cloud to create highly secure, intelligent platforms for our customers’ digital businesses. These platforms are designed to help our customers manage more users, devices and things connecting to their networks. This will enable us to provide customers with a highly secure, intelligent platform for their digital business.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 29, 2023	July 30, 2022	Variance		July 29, 2023	July 30, 2022	Variance
Revenue	$15,203	$13,102	16%		$56,998	$51,557	11%
Gross margin percentage	64.1%	61.3%	2.8	pts	62.7%	62.5%	0.2	pts
Research and development	$1,953	$1,682	16%		$7,551	$6,774	11%
Sales and marketing	$2,579	$2,349	10%		$9,880	$9,085	9%
General and administrative	$690	$489	41%		$2,478	$2,101	18%
Total R&D, sales and marketing, general and administrative	$5,222	$4,520	16%		$19,909	$17,960	11%
Total as a percentage of revenue	34.3%	34.5%	(0.2)	pts	34.9%	34.8%	0.1	pts
Restructuring and other charges included in operating expenses	$203	$(2)	NM		$531	$6	NM
Operating income as a percentage of revenue	28.0%	26.2%	1.8	pts	26.4%	27.1%	(0.7)	pts
Interest and other income (loss), net	$218	$(18)	NM		$287	$508	(44)%
Income tax percentage	11.5%	17.6%	(6.1)	pts	17.7%	18.4%	(0.7)	pts
Net income	$3,958	$2,815	41%		$12,613	$11,812	7%
Net income as a percentage of revenue	26.0%	21.5%	4.5	pts	22.1%	22.9%	(0.8)	pts
Earnings per share—diluted	$0.97	$0.68	43%		$3.07	$2.82	9%
Percentages may not recalculate due to rounding.
NM — Not meaningful

Fiscal 2023 Compared with Fiscal 2022
In fiscal 2023, we delivered strong results with growth in revenue and profitability. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations. In past periods, we took multiple actions in order to mitigate component shortages and address supply constraints seen industry-wide. During fiscal 2023, we saw an overall improvement of supply constraints and, as a result, we were able to increase the delivery of products to our customers, which positively impacted product revenue. Further, we continued to make progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we have made continued progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.
Total revenue increased by 11% compared with fiscal 2022. Within total revenue, product revenue increased by 13% and service revenue increased by 2%. In fiscal 2023, total software revenue was $17.0 billion across all product areas and service, an increase of 12%. Within total software revenue, subscription revenue increased 16%. Although product revenue increased, we saw a decline in product demand in fiscal 2023. We believe this was due to customers absorbing recently shipped products, adjusting to significant reductions in product lead times, and macroeconomic conditions.
Total gross margin increased by 0.2 percentage points. Product gross margin increased by 0.5 percentage points, largely driven by favorable pricing and favorable product mix partially offset by negative impacts from productivity. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 0.1 percentage points. Operating income as a percentage of revenue decreased by 0.7 percentage points driven primarily by restructuring and other charges of $531 million in fiscal 2023. Diluted earnings per share increased by 9%, driven by an increase of 7% in net income and a decrease in diluted share count of 87 million shares.
In terms of our geographic segments, revenue from the Americas increased by $3.6 billion, EMEA revenue increased by $1.4 billion and revenue in our APJC segment increased by $0.4 billion. We experienced product revenue growth across each of our customer markets. From a product category perspective, total product revenue increased 13% year over year, driven by growth in revenue in Secure, Agile Networks of 22%; Internet for the Future of 1%; End-to-End Security of 4% and Optimized Application Experiences of 11%; partially offset by a product revenue decline in Collaboration of 9%.

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2023, as compared with the fourth quarter of fiscal 2022, total revenue increased by 16%. Within total revenue, product revenue increased by 20% and service revenue increased by 4%. With regard to our geographic segment performance, on a year-over-year basis, revenue in Americas increased by 21%, EMEA increased by 10% and APJC by 7%. From a product category perspective, we experienced product revenue growth in Secure, Agile Networks; Internet for the Future and Optimized Application Experiences; partially offset by a decline in Collaboration. Product revenue in End-to-End Security was flat. Total gross margin increased by 2.8 percentage points, driven by favorable pricing, favorable product mix and productivity benefits driven by lower freight and logistics costs, component and other costs. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.2 percentage points. Operating income as a percentage of revenue increased by 1.8 percentage points. Diluted earnings per share increased by 43%, driven by an increase in net income of 41% and a decrease in diluted share count of 44 million shares.
Strategy and Priorities
As our customers add billions of new connections to their enterprises, and as more applications move to a multicloud environment, the network becomes even more critical. Our customers are navigating change at an unprecedented pace. In this dynamic environment, we believe their priorities are to transform infrastructure, secure the enterprise, power hybrid work, reimagine applications, and drive toward sustainability.
Our strategy is to securely connect everything. We are committed to driving a trusted customer experience, through our innovation, solutions, choice, and people.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2023 compared with fiscal 2022 (in millions):

	Fiscal 2023	Fiscal 2022
Cash and cash equivalents and investments	$26,146	$19,267
Cash provided by operating activities	$19,886	$13,226
Remaining performance obligations	$34,868	$31,539
Repurchases of common stock—stock repurchase program	$4,271	$7,734
Dividends paid	$6,302	$6,224
Inventories	$3,644	$2,568

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
Our provision for inventory was $307 million, $102 million, and $116 million in fiscal 2023, 2022, and 2021, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $423 million, $227 million, and $76 million in fiscal 2023, 2022, and 2021, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs, and the adequacy of our liability for purchase commitments. For further discussion around the Supply Constraints Impacts and Risks, see “—Results of Operations—Gross Margin—Supply Constraints Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2023, 2022, and 2021. For the annual impairment testing in fiscal 2023, the excess of the fair value over the carrying value for each of our reporting units was $61.3 billion for the Americas, $73.8 billion for EMEA, and $34.3 billion for APJC.
During the fourth quarter of fiscal 2023, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 17.7%, 18.4%, and 20.1% in fiscal 2023, 2022, and 2021, respectively.
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

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2022 compared to fiscal 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 30, 2022, filed with the SEC on September 8, 2022.
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars	Variance in Percent
Revenue:
Product	$43,142	$38,018	$36,014	$5,124	13%
Percentage of revenue	75.7%	73.7%	72.3%
Service	13,856	13,539	13,804	317	2%
Percentage of revenue	24.3%	26.3%	27.7%
Total	$56,998	$51,557	$49,818	$5,441	11%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars	Variance in Percent
Revenue:
Americas	$33,447	$29,814	$29,161	$3,633	12%
Percentage of revenue	58.7%	57.8%	58.5%
EMEA	15,135	13,715	12,951	1,420	10%
Percentage of revenue	26.6%	26.6%	26.0%
APJC	8,417	8,027	7,706	390	5%
Percentage of revenue	14.8%	15.6%	15.5%
Total	$56,998	$51,557	$49,818	$5,441	11%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2023 increased by 11% compared with fiscal 2022. Product revenue increased by 13% and service revenue increased by 2%. Our total revenue reflected growth across each of our geographic segments.
In addition to the impact of macroeconomic factors, including the IT spending environment and the level of spending by government entities, revenue by segment in a particular period may be significantly impacted by the timing of revenue recognition for complex transactions with multiple performance obligations. In addition, certain customers tend to make large and sporadic purchases, and the revenue related to these transactions may also be affected by the timing of revenue recognition, which in turn would impact the revenue of the relevant segment.

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$25,019	$21,620	$20,688	$3,399	16%
Percentage of product revenue	58.0%	56.9%	57.5%
EMEA	11,866	10,545	9,805	1,321	13%
Percentage of product revenue	27.5%	27.7%	27.2%
APJC	6,257	5,854	5,521	403	7%
Percentage of product revenue	14.5%	15.4%	15.3%
Total	$43,142	$38,018	$36,014	$5,124	13%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment increased by 16%. The product revenue increase was driven by growth across all customer markets. From a country perspective, product revenue increased by 15% in the United States, 10% in Canada, 31% in Mexico and 25% in Brazil.
EMEA
The increase in product revenue in the EMEA segment of 13% was driven by growth in the public sector, enterprise and commercial markets, partially offset by a decline in the service provider market. From a country perspective, product revenue increased by 16% in Germany, 4% in the United Kingdom and 19% in France.
APJC
Product revenue in the APJC segment increased by 7%, driven by growth in the commercial and public sector markets, partially offset by a decline in the service provider market. Product revenue in the enterprise market was flat. From a country perspective, product revenue increased by 62% in India, 13% in Australia and 8% in China, partially offset by a decline of 6% in Japan.

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars	Variance in Percent
Product revenue:
Secure, Agile Networks	$29,105	$23,831	$22,725	$5,274	22%
Internet for the Future	5,306	5,276	4,511	30	1%
Collaboration	4,052	4,472	4,727	(420)	(9)%
End-to-End Security	3,859	3,699	3,382	160	4%
Optimized Application Experiences	811	729	654	82	11%
Other Products	9	11	15	(2)	(15)%
Total	$43,142	$38,018	$36,014	$5,124	13%
Amounts may not sum and percentages may not recalculate due to rounding. Amounts for prior fiscal years have been reclassified to conform to the current fiscal year’s presentation.
Secure, Agile Networks
The Secure, Agile Networks product category represents our core networking offerings related to switching, enterprise routing, wireless, and compute. Secure, Agile Networks revenue increased by 22%, or $5.3 billion, with growth across the portfolio except servers. Revenue grew in both campus switching and data center switching. This was primarily driven by strong growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. The increase in enterprise routing was primarily driven by growth in our Catalyst 8000 routers, SD-WAN and IoT routing offerings. Wireless had strong double-digit growth driven by our WiFi-6 products and Meraki offerings.
Internet for the Future
The Internet for the Future product category includes our routed optical networking, 5G, silicon and optics solutions. Revenue in our Internet for the Future product category increased by 1%, or $30 million, primarily driven by growth in our Core routing portfolio, including our Cisco 8000 series offerings. We also saw double-digit growth in the webscale provider market.
Collaboration
The Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and CPaaS offerings. Revenue in our Collaboration product category decreased 9%, or $420 million, primarily driven by declines in Collaboration Devices and Meetings, partially offset by growth in our Calling and Contact Center offerings.
End-to-End Security
Revenue in our End-to-End Security product category increased by 4%, or $160 million, primarily driven by growth in our Unified Threat Management offerings and Zero Trust portfolio.
Optimized Application Experiences
The Optimized Application Experiences product category consists of our full stack observability and network assurance offerings. Revenue in our Optimized Application Experiences product category increased 11%, or $82 million, driven by growth across the portfolio, including double-digit growth in our ThousandEyes offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$8,427	$8,194	$8,472	$233	3%
Percentage of service revenue	60.8%	60.5%	61.4%
EMEA	3,269	3,171	3,146	98	3%
Percentage of service revenue	23.6%	23.4%	22.8%
APJC	2,160	2,173	2,186	(13)	(1)%
Percentage of service revenue	15.6%	16.0%	15.8%
Total	$13,856	$13,539	$13,804	$317	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 2%, driven by growth in our solution support and maintenance business offerings, partially offset by declines in our advisory services and software support offerings. Service revenue increased in the Americas and EMEA segments, partially offset by a decline in the APJC segment.
Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 29, 2023	July 30, 2022	July 31, 2021	July 29, 2023	July 30, 2022	July 31, 2021
Gross margin:
Product	$26,552	$23,204	$22,714	61.5%	61.0%	63.1%
Service	9,201	9,044	9,180	66.4%	66.8%	66.5%
Total	$35,753	$32,248	$31,894	62.7%	62.5%	64.0%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2022 to fiscal 2023:

Product Gross Margin Percentage
Fiscal 2022	61.0%
Productivity (1)	(2.5)%
Product pricing	1.7%
Mix of products sold	0.8%
Others	0.5%
Fiscal 2023	61.5%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin increased by 0.5 percentage points primarily driven by favorable pricing and product mix. The favorable pricing was primarily driven by price increases implemented during fiscal 2022 and were recognized as we ship our products. This was partially offset by negative impacts from productivity, largely driven by increased costs from component and other costs, partially offset by lower freight and logistics costs. We implemented the price increases to partially offset increases in commodity and other costs.

Supply Constraints Impacts and Risks
During fiscal 2023, we saw an overall improvement of supply constraints which have persisted industry-wide for multiple periods. In past periods, we took multiple actions in order to mitigate component shortages and address significant supply constraints. These supply constraints resulted in significant increased costs (i.e., component and other commodity costs, expedite fees, etc.) which had, and may continue to have, a negative impact on our product gross margin and resulted in extended lead times for us and our customers. The mitigating actions we took included: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying and committing to pay in the future significantly higher costs for certain components; modifying our product designs in order to leverage alternate suppliers, where possible; and continually optimizing our inventory build and customer delivery plans, among others. These mitigating actions have resulted in increased inventory balances, inventory purchase commitments, and inventory deposits and prepayments compared to prior fiscal years, which, in turn, has increased our supply chain exposure, which could result in negative impacts to our product gross margin in future periods, including material excess and obsolete charges, if product demand significantly decreases for a sustained duration or we are unable to continue to mitigate the remaining supply chain exposures. We believe these mitigating actions have helped us to optimize our access to critical components and meet customer demand for our products as a result of the component shortages and significant supply constraints we saw in past periods. While these mitigating actions have resulted in a decrease of our overall supply chain balances during fiscal 2023, these balances continue to be higher as compared to prior fiscal years.
Service Gross Margin
Our service gross margin percentage decreased by 0.4 percentage points primarily due to higher headcount-related and delivery costs, partially offset by higher sales volume and favorable mix of service offerings.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 29, 2023	July 30, 2022	July 31, 2021	July 29, 2023	July 30, 2022	July 31, 2021
Gross margin:
Americas	$21,350	$19,117	$19,499	63.8%	64.1%	66.9%
EMEA	10,016	8,969	8,466	66.2%	65.4%	65.4%
APJC	5,424	5,241	4,949	64.4%	65.3%	64.2%
Segment total	36,788	33,326	32,914	64.5%	64.6%	66.1%
Unallocated corporate items (1)	(1,035)	(1,078)	(1,020)
Total	$35,753	$32,248	$31,894	62.7%	62.5%	64.0%
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
Gross margin in our EMEA segment increased due to favorable pricing, and to a lesser extent, favorable product mix, partially offset by negative impacts from productivity.
The APJC segment gross margin percentage decrease was due to negative impacts from productivity and pricing erosion, partially offset by favorable product mix and higher service gross margin.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars	Variance in Percent
Research and development	$7,551	$6,774	$6,549	$777	11%
Percentage of revenue	13.2%	13.1%	13.1%
Sales and marketing	9,880	9,085	9,259	795	9%
Percentage of revenue	17.3%	17.6%	18.6%
General and administrative	2,478	2,101	2,152	377	18%
Percentage of revenue	4.3%	4.1%	4.3%
Total	$19,909	$17,960	$17,960	$1,949	11%
Percentage of revenue	34.9%	34.8%	36.1%
R&D Expenses
R&D expenses increased due to higher headcount-related expenses, higher share-based compensation expense and higher discretionary spending, partially offset by lower contracted services spending and lower acquisitions and divestitures related costs.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by the absence of certain non-recurring charges recognized due to the Russia and Ukraine war in fiscal 2022 and lower contracted services spending.
G&A Expenses
G&A expenses increased due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense, partially offset by the absence of certain non-recurring charges recognized due to the Russia and Ukraine war in fiscal 2022 and lower acquisition and divestitures related costs.
Effect of Foreign Currency
In fiscal 2023, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $364 million, or 2.0%, compared with fiscal 2022.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Amortization of purchased intangible assets:
Cost of sales	$649	$749	$716
Operating expenses	282	328	215
Total	$931	$1,077	$931
The decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized, partially offset by amortization of purchased intangibles from our recent acquisitions.

Restructuring and Other Charges
The following table presents restructuring and other charges (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Restructuring and other charges included in operating expenses	$531	$6	$886
In the second quarter of fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas, of which approximately 5% of the global workforce would be impacted. The total pretax charges are estimated to be approximately $700 million. In connection with this restructuring plan, we incurred charges of $535 million during fiscal 2023. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2024. We expect to reinvest substantially all of the costs savings from this restructuring plan in our key priority areas. As a result, the overall cost savings from this restructuring plan are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Operating income	$15,031	$13,969	$12,833
Operating income as a percentage of revenue	26.4%	27.1%	25.8%
Operating income increased by 8%, and as a percentage of revenue operating income decreased by 0.7 percentage points. The increase in operating income was primarily due to a revenue increase and a gross margin percentage increase (driven by favorable pricing and favorable product mix, partially offset by negative impacts from productivity), partially offset by higher operating expenses. The decrease in operating income as a percentage of revenue was primarily due to an operating expenses percentage increase.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars
Interest income	$962	$476	$618	$486
Interest expense	(427)	(360)	(434)	(67)
Interest income (expense), net	$535	$116	$184	$419
Interest income increased driven by higher average balance of cash and available-for-sale debt investments and higher interest rates. The increase in interest expense was driven by higher interest rates, partially offset by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2023 vs. 2022
	July 29, 2023	July 30, 2022	July 31, 2021	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(21)	$9	$53	$(30)
Marketable equity investments	37	(38)	6	75
Privately held investments	(193)	486	266	(679)
Net gains (losses) on investments	(177)	457	325	(634)
Other gains (losses), net	(71)	(65)	(80)	(6)
Other income (loss), net	$(248)	$392	$245	$(640)
The decrease in our other income (loss), net was primarily driven by realized and unrealized losses and impairment charges on our privately held investments and changes in net gains (losses) on our available-for-sale debt investments and marketable equity investments.

Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 17.7% for fiscal 2023, compared with 18.4% for fiscal 2022. The net 0.7 percentage points decrease in the effective tax rate was primarily due to an increase in U.S. foreign-derived intangible income deduction benefit driven by the capitalization and amortization of R&D expenses effective for fiscal 2023 as required by the Tax Cuts and Jobs Act (“the Tax Act”) partially offset by a decrease in the U.S. federal research tax credit and stock compensation windfall benefit.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 29, 2023	July 30, 2022	Increase (Decrease)
Cash and cash equivalents	$10,123	$7,079	$3,044
Available-for-sale debt investments	15,592	11,947	3,645
Marketable equity securities	431	241	190
Total	$26,146	$19,267	$6,879
The net increase in cash and cash equivalents and investments from fiscal 2022 to fiscal 2023 was primarily driven by cash provided by operating activities of $19.9 billion. This source of cash was partially offset by cash returned to stockholders in the form of cash dividends of $6.3 billion and repurchases of common stock of $4.3 billion under the stock repurchase program, a net decrease in debt of $1.1 billion, capital expenditures of $0.8 billion and net cash paid for acquisitions and divestitures of $0.3 billion.
In February 2023, an IRS announcement related to the California floods (IR-2023-33) deferred our remaining fiscal 2023 U.S. federal income tax payment deadlines until October 2023. Beginning in fiscal 2023, we were required to capitalize and amortize R&D expenses as required by the Tax Act. This change would have resulted in significantly higher cash paid for income taxes during fiscal 2023 absent the payment deferral. As of July 29, 2023, we have deferred approximately $2.8 billion of federal tax payments. Our cash paid for income taxes for the first quarter of fiscal 2024 will significantly increase as a result of these deferred federal tax payments.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 29, 2023 and July 30, 2022, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Net cash provided by operating activities	$19,886	$13,226	$15,454
Acquisition of property and equipment	(849)	(477)	(692)
Free cash flow	$19,037	$12,749	$14,762
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 29, 2023	$1.54	$6,302	88	$48.49	$4,271	$10,573
July 30, 2022	$1.50	$6,224	146	$52.82	$7,734	$13,958
July 31, 2021	$1.46	$6,163	64	$45.48	$2,902	$9,065
On August 16, 2023, our Board of Directors declared a quarterly dividend of $0.39 per common share to be paid on October 25, 2023, to all stockholders of record as of the close of business on October 4, 2023. Any future dividends are subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $10.9 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 29, 2023	July 30, 2022	Increase (Decrease)
Accounts receivable, net	$5,854	$6,622	$(768)
Our accounts receivable net, as of July 29, 2023 decreased by approximately 12% compared with the end of fiscal 2022, primarily due to timing and amount of product and service billings at the end of fiscal 2023 compared with the end of fiscal 2022.
Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021	Variance vs. July 30, 2022	Variance vs. July 31, 2021
Inventories	$3,644	$2,568	$1,559	$1,076	$2,085
Inventory purchase commitments	$7,253	$12,964	$10,254	$(5,711)	$(3,001)
Inventory deposits and prepayments	$1,109	$1,484	$162	$(375)	$947
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021	Variance vs. July 30, 2022	Variance vs. July 31, 2021
Less than 1 year	$5,270	$9,954	$6,903	$(4,684)	$(1,633)
1 to 3 years	1,783	2,240	1,806	(457)	(23)
3 to 5 years	200	770	1,545	(570)	(1,345)
Total	$7,253	$12,964	$10,254	$(5,711)	$(3,001)

Inventory as of July 29, 2023 increased by 42% and inventory purchase commitments with contract manufacturers and suppliers decreased by 44% from our balances at the end of fiscal 2022. The combined decrease of 30% in our inventory and inventory purchase commitments as compared with the end of fiscal 2022 was primarily due to fulfillment of customer demand as overall supply constraints improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 29, 2023	July 30, 2022	Increase (Decrease)
Loan receivables, net	$5,857	$6,739	$(882)
Lease receivables, net	978	1,175	(197)
Total, net	$6,835	$7,914	$(1,079)
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
The volume of channel partner financing was $32.1 billion, $27.9 billion, and $26.7 billion in fiscal 2023, 2022, and 2021, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.7 billion and $1.4 billion as of July 29, 2023 and July 30, 2022, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 29, 2023, the total maximum potential future payments related to these guarantees was approximately $159 million, of which approximately $34 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 29, 2023	July 30, 2022
Senior notes:
Fixed-rate notes:
2.60%	February 28, 2023	$—	$500
2.20%	September 20, 2023	750	750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$8,500	$9,000
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 29, 2023.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper outstanding as of July 29, 2023 and $0.6 billion outstanding as of July 30, 2022.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of July 29, 2023, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. On April 18, 2023, we entered into an amendment to the credit agreement to replace the LIBOR index with Term Secured Overnight Financing Rate (SOFR).
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

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 29, 2023	July 30, 2022	Increase (Decrease)
Product	$15,802	$14,090	$1,712
Service	19,066	17,449	1,617
Total	$34,868	$31,539	$3,329

Short-term RPO	$17,910	$16,936	$974
Long-term RPO	16,958	14,603	2,355
Total	$34,868	$31,539	$3,329
Total remaining performance obligations increased 11% in fiscal 2023. Remaining performance obligations for product increased 12% and remaining performance obligations for service increased 9%, compared to fiscal 2022. We expect approximately 51% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 29, 2023	July 30, 2022	Increase (Decrease)
Product	$11,505	$10,427	$1,078
Service	14,045	12,837	1,208
Total	$25,550	$23,264	$2,286
Reported as:
Current	$13,908	$12,784	$1,124
Noncurrent	11,642	10,480	1,162
Total	$25,550	$23,264	$2,286
Total deferred revenue increased 10% in fiscal 2023. The increase in deferred product revenue of 10% was primarily due to increased deferrals related to our recurring software offerings. The increase in deferred service revenue of 9% was driven by higher business volume and the impact of contract renewals, partially offset by amortization of deferred service revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 29, 2023 (in millions):

	PAYMENTS DUE BY PERIOD
July 29, 2023	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,116	$341	$426	$172	$177
Purchase commitments with contract manufacturers and suppliers	7,253	5,270	1,783	200	—
Other purchase obligations	2,476	1,222	976	265	13
Senior notes	8,500	1,750	1,250	1,500	4,000
Transition tax payable	5,456	1,364	4,092	—	—
Other long-term liabilities	1,365	—	215	166	984
Total by period	$26,166	$9,947	$8,742	$2,303	$5,174
Other long-term liabilities (uncertainty in the timing of future payments)	1,726
Total	$27,892

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
Transition Tax Payable Transition tax payable represents future cash tax payments associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Act.
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1.7 billion and deferred tax liabilities of $62 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 18 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or the continued employment with us of certain employees of the acquired entities. See Note 14 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion and $0.4 billion as of July 29, 2023 and July 30, 2022, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of July 29, 2023 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of July 29, 2023. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 29, 2023. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 29, 2023 and July 30, 2022 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 29, 2023	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$15,901	$15,798	$15,695	$15,592	$15,489	$15,386	$15,284

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 30, 2022	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$12,263	$12,158	$12,052	$11,947	$11,841	$11,735	$11,630
Financing Receivables As of July 29, 2023, our financing receivables had a carrying value of $6.8 billion, compared with $7.9 billion as of July 30, 2022. As of July 29, 2023, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 29, 2023, we had $8.5 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $8.4 billion, and the related fair value based on market prices was $8.7 billion. As of July 29, 2023, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease or increase of approximately $0.3 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $431 million and $241 million as of July 29, 2023 and July 30, 2022, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of July 29, 2023, the total carrying amount of our investments in privately held investments was $1.8 billion, compared with $1.9 billion at July 30, 2022. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 29, 2023		July 30, 2022
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,014	$(33)	$2,578	$(50)
Sold	$2,406	$31	$1,943	$50
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
Approximately 75% of our operating expenses are U.S.-dollar denominated. In fiscal 2023, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $364 million, or 2.0%, as compared with fiscal 2022. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 29, 2023 and July 30, 2022, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended July 29, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 29, 2023 and July 30, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 29, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 29, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue recognition — identification of contractual terms in certain customer arrangements
As described in Note 2 to the consolidated financial statements, management assesses relevant contractual terms in its customer arrangements to determine the transaction price and recognizes revenue upon transfer of control of the promised goods or services in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Management applies judgment in determining the transaction price which is dependent on the contractual terms. In order to determine the transaction price, management may be required to estimate variable consideration when determining the amount of revenue to recognize. For the year ended July 29, 2023, the Company’s total revenue was $57.0 billion.
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
September 7, 2023
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 29, 2023. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ R. SCOTT HERREN
Charles H. Robbins	R. Scott Herren
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 7, 2023	September 7, 2023

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 29, 2023	July 30, 2022
ASSETS
Current assets:
Cash and cash equivalents	$10,123	$7,079
Investments	16,023	12,188
Accounts receivable, net of allowance of $85 at July 29, 2023 and $83 at July 30, 2022	5,854	6,622
Inventories	3,644	2,568
Financing receivables, net	3,352	3,905
Other current assets	4,352	4,355
Total current assets	43,348	36,717
Property and equipment, net	2,085	1,997
Financing receivables, net	3,483	4,009
Goodwill	38,535	38,304
Purchased intangible assets, net	1,818	2,569
Deferred tax assets	6,576	4,449
Other assets	6,007	5,957
TOTAL ASSETS	$101,852	$94,002
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$1,733	$1,099
Accounts payable	2,313	2,281
Income taxes payable	4,235	961
Accrued compensation	3,984	3,316
Deferred revenue	13,908	12,784
Other current liabilities	5,136	5,199
Total current liabilities	31,309	25,640
Long-term debt	6,658	8,416
Income taxes payable	5,756	7,725
Deferred revenue	11,642	10,480
Other long-term liabilities	2,134	1,968
Total liabilities	57,499	54,229
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,066 and 4,110 shares issued and outstanding at July 29, 2023 and July 30, 2022, respectively	44,289	42,714
Retained earnings (Accumulated deficit)	1,639	(1,319)
Accumulated other comprehensive loss	(1,575)	(1,622)
Total equity	44,353	39,773
TOTAL LIABILITIES AND EQUITY	$101,852	$94,002
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
REVENUE:
Product	$43,142	$38,018	$36,014
Service	13,856	13,539	13,804
Total revenue	56,998	51,557	49,818
COST OF SALES:
Product	16,590	14,814	13,300
Service	4,655	4,495	4,624
Total cost of sales	21,245	19,309	17,924
GROSS MARGIN	35,753	32,248	31,894
OPERATING EXPENSES:
Research and development	7,551	6,774	6,549
Sales and marketing	9,880	9,085	9,259
General and administrative	2,478	2,101	2,152
Amortization of purchased intangible assets	282	313	215
Restructuring and other charges	531	6	886
Total operating expenses	20,722	18,279	19,061
OPERATING INCOME	15,031	13,969	12,833
Interest income	962	476	618
Interest expense	(427)	(360)	(434)
Other income (loss), net	(248)	392	245
Interest and other income (loss), net	287	508	429
INCOME BEFORE PROVISION FOR INCOME TAXES	15,318	14,477	13,262
Provision for income taxes	2,705	2,665	2,671
NET INCOME	$12,613	$11,812	$10,591

Net income per share:
Basic	$3.08	$2.83	$2.51
Diluted	$3.07	$2.82	$2.50
Shares used in per-share calculation:
Basic	4,093	4,170	4,222
Diluted	4,105	4,192	4,236
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Net income	$12,613	$11,812	$10,591
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $35, $174, and $46 for fiscal 2023, 2022, and 2021, respectively	(78)	(557)	(95)
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $(4), $5, and $15 for fiscal 2023, 2022, and 2021, respectively	17	(4)	(38)
	(61)	(561)	(133)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(7), $(20), and $(4) for fiscal 2023, 2022, and 2021, respectively	22	67	16
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $15, $7, and $3 for fiscal 2023, 2022, and 2021, respectively	(48)	(22)	(11)
	(26)	45	5
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $19, $(44), and $(2) for fiscal 2023, 2022, and 2021, respectively	134	(689)	230
Other comprehensive income (loss)	47	(1,205)	102
Comprehensive income	$12,660	$10,607	$10,693
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net income	$12,613	$11,812	$10,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,726	1,957	1,862
Share-based compensation expense	2,353	1,886	1,761
Provision (benefit) for receivables	31	55	(6)
Deferred income taxes	(2,085)	(309)	(384)
(Gains) losses on divestitures, investments and other, net	206	(453)	(354)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	734	(1,009)	(107)
Inventories	(1,069)	(1,030)	(244)
Financing receivables	1,102	1,241	1,577
Other assets	5	(1,615)	(797)
Accounts payable	27	(55)	(53)
Income taxes, net	1,218	(690)	(549)
Accrued compensation	651	(427)	643
Deferred revenue	2,326	1,328	1,560
Other liabilities	48	535	(46)
Net cash provided by operating activities	19,886	13,226	15,454
Cash flows from investing activities:
Purchases of investments	(10,871)	(6,070)	(9,328)
Proceeds from sales of investments	1,054	2,660	3,373
Proceeds from maturities of investments	5,978	5,686	8,409
Acquisitions, net of cash and cash equivalents acquired and divestitures	(301)	(373)	(7,038)
Purchases of investments in privately held companies	(185)	(186)	(175)
Return of investments in privately held companies	90	237	194
Acquisition of property and equipment	(849)	(477)	(692)
Proceeds from sales of property and equipment	3	91	28
Other	(26)	(15)	(56)
Net cash provided by (used in) investing activities	(5,107)	1,553	(5,285)
Cash flows from financing activities:
Issuances of common stock	700	660	643
Repurchases of common stock - repurchase program	(4,293)	(7,689)	(2,877)
Shares repurchased for tax withholdings on vesting of restricted stock units	(597)	(692)	(636)
Short-term borrowings, original maturities of 90 days or less, net	(602)	606	(5)
Issuances of debt	—	1,049	—
Repayments of debt	(500)	(3,550)	(3,000)
Dividends paid	(6,302)	(6,224)	(6,163)
Other	(32)	(122)	(59)
Net cash used in financing activities	(11,626)	(15,962)	(12,097)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(105)	(180)	58
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	3,048	(1,363)	(1,870)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	8,579	9,942	11,812
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of fiscal year	$11,627	$8,579	$9,942

Supplemental cash flow information:
Cash paid for interest	$376	$355	$438
Cash paid for income taxes, net	$3,571	$3,663	$3,604
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Equity
BALANCE AT JULY 25, 2020	4,237	$41,202	$(2,763)	$(519)	$37,920
Net income			10,591		10,591
Other comprehensive income (loss)				102	102
Issuance of common stock	58	643			643
Repurchase of common stock	(64)	(625)	(2,277)		(2,902)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(14)	(636)			(636)
Cash dividends declared ($1.46 per common share)			(6,166)		(6,166)
Effect of adoption of accounting standard			(38)		(38)
Share-based compensation		1,761			1,761
Other		1	(1)		—
BALANCE AT JULY 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			11,812		11,812
Other comprehensive income (loss)				(1,205)	(1,205)
Issuance of common stock	54	660			660
Repurchase of common stock	(146)	(1,490)	(6,244)		(7,734)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(692)			(692)
Cash dividends declared ($1.50 per common share)			(6,224)		(6,224)
Share-based compensation		1,886			1,886
Other	(2)	4	(9)		(5)
BALANCE AT JULY 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			12,613		12,613
Other comprehensive income (loss)				47	47
Issuance of common stock	57	700			700
Repurchase of common stock	(88)	(930)	(3,341)		(4,271)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(551)			(551)
Cash dividends declared ($1.54 per common share)			(6,302)		(6,302)
Share-based compensation		2,353			2,353
Other		3	(12)		(9)
BALANCE AT JULY 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2023 and fiscal 2022 were each 52-week fiscal years, and fiscal 2021 was a 53-week fiscal year. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(b) Available-for-Sale Debt Investments   We classify our investments in fixed income securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government, U.S. government agency, non-U.S. government and agency, corporate debt, U.S. agency mortgage-backed securities, commercial paper and certificates of deposit. These available-for-sale debt investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value. Unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss) (AOCI), net of tax. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
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
(g) Financing Receivables and Guarantees   We provide financing arrangements, including loan receivables and lease receivables, for certain qualified end-user customers to build, maintain, and upgrade their networks. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services (including technical support and advanced services), and also may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of one year to three years on average. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average.
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
(i) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.7 billion, $0.8 billion, and $0.8 billion for fiscal 2023, 2022, and 2021, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of July 29, 2023 and July 30, 2022 was $39 million and $43 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
(r) Advertising Costs   We expense all advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $205 million, $219 million, and $268 million for fiscal 2023, 2022, and 2021, respectively.
(s) Share-Based Compensation Expense   We measure and recognize the compensation expense for all share-based awards made to employees and directors, including employee stock options, restricted stock units (RSUs), performance-based restricted stock units (PRSUs), and employee stock purchases related to the Employee Stock Purchase Plan (Employee Stock Purchase Rights) based on estimated fair values. Share-based compensation expense is reduced for forfeitures as they occur.
(t) Software Development Costs   Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred subsequent to the establishment of technological feasibility are capitalized. Costs incurred during the application development stage for internal-use software and cloud-based applications are capitalized. Such software development costs capitalized during the periods presented were not material.
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
The actual results that we experience may differ materially from our estimates.
(y) Recent Accounting Standards or Updates Not Yet Effective as of Fiscal Year End
Reference Rate Reform In March 2020, the Financial Accounting Standards Board issued an accounting standard update and subsequent amendments that provide optional expedients and exceptions to the current guidance on contract modification and hedging relationships to ease the financial reporting burden of the expected market transition from the London InterBank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This accounting standard update was effective upon issuance and may be applied prospectively through December 31, 2024. We adopted this accounting standard update in fiscal 2023 and it did not have a material impact on our Consolidated Financial Statements upon adoption.

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
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Product revenue:
Secure, Agile Networks	$29,105	$23,831	$22,725
Internet for the Future	5,306	5,276	4,511
Collaboration	4,052	4,472	4,727
End-to-End Security	3,859	3,699	3,382
Optimized Application Experiences	811	729	654
Other Products	9	11	15
Total Product	43,142	38,018	36,014
Services	13,856	13,539	13,804
Total	$56,998	$51,557	$49,818
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
End-to-End Security consists of our Cloud and Application Security, Industrial Security, Network Security, and User and Device Security offerings. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Optimized Application Experiences consists of our full stack observability and network assurance offerings. These products consist primarily of software offerings, including software licenses and SaaS. Our perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.9 billion as of July 29, 2023 compared to $6.6 billion as of July 30, 2022, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021
Allowance for credit loss at beginning of fiscal year	$83	$109	$143
Provisions (benefits)	39	64	21
Recoveries (write-offs), net	(37)	(81)	(29)
Foreign exchange and other	—	(9)	(26)
Allowance for credit loss at end of fiscal year	$85	$83	$109
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	July 29, 2023	July 30, 2022
1 to 4	$672	$414
5 to 6	954	814
7 and Higher	60	158
Total	$1,686	$1,386
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 29, 2023 and July 30, 2022, our contract assets for these unbilled receivables, net of allowances, were $1.6 billion and $1.3 billion, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $25.6 billion as of July 29, 2023 compared to $23.3 billion as of July 30, 2022. We recognized approximately $12.7 billion of revenue during fiscal 2023 that was included in the deferred revenue balance at July 30, 2022.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Deferred sales commissions were $1.1 billion and $1.0 billion as of July 29, 2023 and July 30, 2022, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $723 million and $679 million for fiscal 2023 and 2022, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
(a)Acquisition Summary
We completed five acquisitions during fiscal 2023. A summary of the allocation of the total purchase consideration is presented as follows (in millions):

Fiscal 2023	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions (five in total)	$315	$(18)	$150	$183
The total purchase consideration related to our acquisitions completed during fiscal 2023 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $7 million.
Fiscal 2022 Acquisitions
Allocation of the purchase consideration for acquisitions completed in fiscal 2022 is summarized as follows (in millions):

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
Fiscal 2021 Acquisitions
In fiscal 2021, we completed 13 acquisitions for total purchase consideration of $7.5 billion.
(b) Other Acquisition and Divestiture Information
Total transaction costs related to acquisition and divestiture activities during fiscal 2023, 2022, and 2021 were $26 million, $50 million, and $46 million, respectively. These transaction costs were expensed as incurred in G&A expenses in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during fiscal 2023 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during fiscal 2023, 2022, and 2021 have not been presented because the effects of the acquisitions were not material to our financial results.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 29, 2023 and July 30, 2022, as well as the changes to goodwill during fiscal 2023 and 2022 (in millions):

	Balance at July 30, 2022	Acquisitions	Foreign Currency Translation and Other	Balance at July 29, 2023
Americas	$23,882	$123	$30	$24,035
EMEA	9,062	44	12	9,118
APJC	5,360	16	6	5,382
Total	$38,304	$183	$48	$38,535

	Balance at July 31, 2021	Acquisitions	Foreign Currency Translation and Other	Balance at July 30, 2022
Americas	$23,673	$222	$(13)	$23,882
EMEA	9,094	83	(115)	9,062
APJC	5,401	27	(68)	5,360
Total	$38,168	$332	$(196)	$38,304
(b)Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2023 and 2022 (in millions, except years):

	FINITE LIVES				INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		IPR&D
Fiscal 2023	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (five in total)	3.7	$138	1.8	$12	$—	$150

	FINITE LIVES				INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		IPR&D
Fiscal 2022	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions (three in total)	2.7	$16	2.0	$4	$—	$20
The following tables present details of our purchased intangible assets (in millions):

July 29, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,998	$(1,691)	$1,307
Customer relationships	1,228	(905)	323
Other	40	(22)	18
Total purchased intangible assets with finite lives	4,266	(2,618)	1,648
In-process research and development, with indefinite lives	170	—	170
Total	$4,436	$(2,618)	$1,818

July 30, 2022	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,631	$(1,102)	$1,529
Customer relationships	1,354	(769)	585
Other	41	(16)	25
Total purchased intangible assets with finite lives	4,026	(1,887)	2,139
In-process research and development, with indefinite lives	430	—	430
Total	$4,456	$(1,887)	$2,569
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Amortization of purchased intangible assets:
Cost of sales	$649	$749	$716
Operating expenses	282	328	215
Total	$931	$1,077	$931
The estimated future amortization expense of purchased intangible assets with finite lives as of July 29, 2023 is as follows (in millions):

Fiscal Year	Amount
2024	$875
2025	$502
2026	$154
2027	$78
2028	$39

6.Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan (the “Fiscal 2023 Plan”), in order to rebalance the organization and enable further investment in key priority areas, of which approximately 5% of the global workforce would be impacted. The total pretax charges are estimated to be approximately $700 million. This rebalancing includes talent movement options and restructuring. Additionally, we have begun optimizing our real estate portfolio, aligned to the broader hybrid work strategy. In connection with the Fiscal 2023 Plan, we incurred charges of $535 million in fiscal 2023. These aggregate pretax charges will be primarily cash-based and will consist of severance and other one-time termination benefits, real estate-related charges, and other costs. We expect the plan to be substantially completed by the end of the first quarter of fiscal 2024.
We initiated a restructuring plan in fiscal 2021 (the “Fiscal 2021 Plan”), which was completed in fiscal 2022. In connection with the Fiscal 2021 Plan, we incurred cumulative charges of $892 million. The aggregate pretax charges related to this plan were primarily cash-based and consist of severance and other one-time termination benefits, and other costs.

The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2023 PLAN		FISCAL 2021 AND PRIOR PLANS
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 25, 2020	$—	$—	$58	$14	$72
Charges	—	—	836	50	886
Cash payments	—	—	(879)	(11)	(890)
Non-cash items	—	—	1	(35)	(34)
Liability as of July 31, 2021	—	—	16	18	34
Charges	—	—	9	(3)	6
Cash payments	—	—	(23)	(2)	(25)
Non-cash items	—	—	—	(6)	(6)
Liability as of July 30, 2022	—	—	2	7	9
Charges	465	70	—	(4)	531
Cash payments	(301)	(11)	(1)	(1)	(314)
Non-cash items	2	(15)	—	—	(13)
Liability as of July 29, 2023	$166	$44	$1	$2	$213

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	July 29, 2023	July 30, 2022
Cash and cash equivalents	$10,123	$7,079
Restricted cash and restricted cash equivalents included in other current assets	191	—
Restricted cash and restricted cash equivalents included in other assets	1,313	1,500
Total	$11,627	$8,579
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	July 29, 2023	July 30, 2022
Raw materials	$1,685	$1,601
Work in process	264	150
Finished goods	1,493	717
Service-related spares	186	90
Demonstration systems	16	10
Total	$3,644	$2,568
Property and Equipment, Net

	July 29, 2023	July 30, 2022
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,229	$4,219
Computer equipment and related software	744	779
Production, engineering, and other equipment	4,611	4,647
Operating lease assets	135	185
Furniture, fixtures and other	339	335
Total gross property and equipment	10,058	10,165
Less: accumulated depreciation and amortization	(7,973)	(8,168)
Total	$2,085	$1,997

Remaining Performance Obligations (RPO)

	July 29, 2023	July 30, 2022
Product	$15,802	$14,090
Service	19,066	17,449
Total	$34,868	$31,539

Short-term RPO	$17,910	$16,936
Long-term RPO	16,958	14,603
Total	$34,868	$31,539

Amount to be recognized as revenue over the next 12 months	51%	54%

Deferred revenue	$25,550	$23,264
Unbilled contract revenue	9,318	8,275
Total	$34,868	$31,539
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	July 29, 2023	July 30, 2022
Product	$11,505	$10,427
Service	14,045	12,837
Total	$25,550	$23,264
Reported as:
Current	$13,908	$12,784
Noncurrent	11,642	10,480
Total	$25,550	$23,264
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Act is as follows (in millions):

	July 29, 2023	July 30, 2022
Current	$1,364	$727
Noncurrent	4,092	5,456
Total	$5,456	$6,183

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	July 29, 2023	July 30, 2022
Operating lease right-of-use assets	Other assets	$971	$1,003

Operating lease liabilities	Other current liabilities	$313	$322
Operating lease liabilities	Other long-term liabilities	707	724
Total operating lease liabilities		$1,020	$1,046

The components of our lease expenses were as follows (in millions):

Years Ended	July 29, 2023	July 30, 2022
Operating lease expense	$425	$390
Short-term lease expense	65	66
Variable lease expense	242	173
Total lease expense	$732	$629
Supplemental information related to our operating leases is as follows (in millions):

Years Ended	July 29, 2023	July 30, 2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$387	$408
Right-of-use assets obtained in exchange for operating leases liabilities	$326	$331
The weighted-average lease term was 4.6 years and 4.7 years as of July 29, 2023 and July 30, 2022, respectively. The weighted-average discount rate was 3.1% and 2.2% as of July 29, 2023 and July 30, 2022, respectively.
The maturities of our operating leases (undiscounted) as of July 29, 2023 are as follows (in millions):

Fiscal Year	Amount
2024	$341
2025	259
2026	167
2027	99
2028	73
Thereafter	177
Total lease payments	1,116
Less interest	(96)
Total	$1,020
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2023 and 2022 was $51 million and $54 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of July 29, 2023 are summarized as follows (in millions):

Fiscal Year	Amount
2024	$371
2025	221
2026	167
2027	147
2028	100
Thereafter	9
Total	1,015
Less: Present value of lease payments	927
Unearned income	$88
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

We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	July 29, 2023	July 30, 2022
Operating lease assets	$135	$185
Accumulated depreciation	(78)	(111)
Operating lease assets, net	$57	$74
Our operating lease income for fiscal 2023 and 2022 was $73 million and $107 million, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of July 29, 2023 are summarized as follows (in millions):

Fiscal Year	Amount
2024	$25
2025	12
2026	6
Total	$43

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
A summary of our financing receivables is presented as follows (in millions):

July 29, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,910	$1,015	$6,925
Residual value	—	70	70
Unearned income	—	(88)	(88)
Allowance for credit loss	(53)	(19)	(72)
Total, net	$5,857	$978	$6,835
Reported as:
Current	$2,988	$364	$3,352
Noncurrent	2,869	614	3,483
Total, net	$5,857	$978	$6,835

July 30, 2022	Loan Receivables	Lease Receivables	Total
Gross	$6,842	$1,176	$8,018
Residual value	—	76	76
Unearned income	—	(54)	(54)
Allowance for credit loss	(103)	(23)	(126)
Total, net	$6,739	$1,175	$7,914
Reported as:
Current	$3,327	$578	$3,905
Noncurrent	3,412	597	4,009
Total, net	$6,739	$1,175	$7,914

(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

July 29, 2023		Fiscal Year
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	Total
Loan Receivables:
1 to 4	$10	$53	$251	$791	$1,077	$1,784	$3,966
5 to 6	3	14	131	287	465	936	1,836
7 and Higher	1	7	15	17	29	39	108
Total Loan Receivables	$14	$74	$397	$1,095	$1,571	$2,759	$5,910
Lease Receivables:
1 to 4	$2	$20	$57	$111	$84	$235	$509
5 to 6	2	13	44	58	87	191	395
7 and Higher	—	1	2	4	5	11	23
Total Lease Receivables	$4	$34	$103	$173	$176	$437	$927
Total	$18	$108	$500	$1,268	$1,747	$3,196	$6,837

July 30, 2022		Fiscal Year
Internal Credit Risk Rating	Prior	July 28, 2018	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	Total
Loan Receivables:
1 to 4	$2	$49	$173	$536	$1,458	$2,287	$4,505
5 to 6	1	17	115	345	709	1,030	2,217
7 and Higher	1	1	22	45	39	12	120
Total Loan Receivables	$4	$67	$310	$926	$2,206	$3,329	$6,842
Lease Receivables:
1 to 4	$2	$25	$74	$124	$176	$152	$553
5 to 6	1	10	67	146	165	151	540
7 and Higher	—	1	4	12	2	10	29
Total Lease Receivables	$3	$36	$145	$282	$343	$313	$1,122
Total	$7	$103	$455	$1,208	$2,549	$3,642	$7,964
The following tables present the aging analysis of gross receivables as of July 29, 2023 and July 30, 2022 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2023	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$47	$20	$37	$104	$5,806	$5,910	$17	$12	$12
Lease receivables	16	4	23	43	884	927	6	3	3
Total	$63	$24	$60	$147	$6,690	$6,837	$23	$15	$15

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 30, 2022	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$98	$62	$129	$289	$6,553	$6,842	$14	$60	$60
Lease receivables	8	6	26	40	1,082	1,122	7	11	11
Total	$106	$68	$155	$329	$7,635	$7,964	$21	$71	$71

Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(7)	(1)	(8)
Recoveries (write-offs), net	(38)	(3)	(41)
Foreign exchange and other	(5)	—	(5)
Allowance for credit loss as of July 29, 2023	$53	$19	$72

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 31, 2021	$89	$38	$127
Provisions (benefits)	4	(13)	(9)
Recoveries (write-offs), net	—	(2)	(2)
Foreign exchange and other	10	—	10
Allowance for credit loss as of July 30, 2022	$103	$23	$126

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 25, 2020	$90	$48	$138
Provisions (benefits)	(17)	(10)	(27)
Recoveries (write-offs), net	(1)	(1)	(2)
Foreign exchange and other	17	1	18
Allowance for credit loss as of July 31, 2021	$89	$38	$127

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

July 29, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$3,587	$1	$(62)	$3,526
U.S. government agency securities	428	—	(5)	423
Non-U.S. government and agency securities	364	—	(1)	363
Corporate debt securities	7,238	3	(327)	6,914
U.S. agency mortgage-backed securities	2,421	14	(230)	2,205
Commercial paper	1,484	—	—	1,484
Certificates of deposit	677	—	—	677
Total	$16,199	$18	$(625)	$15,592

July 30, 2022	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,287	$—	$(49)	$1,238
U.S. government agency securities	142	—	(4)	138
Non-U.S. government and agency securities	272	—	—	272
Corporate debt securities	8,127	2	(311)	7,818
U.S. agency mortgage-backed securities	2,134	—	(158)	1,976
Commercial paper	255	—	—	255
Certificates of deposit	250	—	—	250
Total	$12,467	$2	$(522)	$11,947
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Gross realized gains	$4	$27	$55
Gross realized losses	(25)	(18)	(2)
Total	$(21)	$9	$53
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 29, 2023 and July 30, 2022 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,394	$(26)	$931	$(36)	$3,325	$(62)
U.S. government agency securities	343	(2)	72	(3)	415	(5)
Non-U.S. government and agency securities	363	(1)	—	—	363	(1)
Corporate debt securities	1,736	(22)	4,315	(275)	6,051	(297)
U.S. agency mortgage-backed securities	658	(13)	1,438	(217)	2,096	(230)
Commercial paper	97	—	—	—	97	—
Certificates of deposit	2	—	—	—	2	—
Total	$5,593	$(64)	$6,756	$(531)	$12,349	$(595)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,110	$(44)	$120	$(5)	$1,230	$(49)
U.S. government agency securities	114	(2)	24	(2)	138	(4)
Non-U.S. government and agency securities	264	—	—	—	264	—
Corporate debt securities	6,920	(240)	422	(37)	7,342	(277)
U.S. agency mortgage-backed securities	1,305	(96)	615	(62)	1,920	(158)
Total	$9,713	$(382)	$1,181	$(106)	$10,894	$(488)

The following table summarizes the maturities of our available-for-sale debt investments as of July 29, 2023 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,510	$5,462
After 1 year through 5 years	8,197	7,856
After 5 years through 10 years	69	67
After 10 years	2	2
Mortgage-backed securities with no single maturity	2,421	2,205
Total	$16,199	$15,592
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $431 million and $241 million as of July 29, 2023 and July 30, 2022, respectively. We recognized a net unrealized gain of $36 million during fiscal 2023 and a net unrealized loss of $38 million during fiscal 2022 on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $8 million and a net gain of $32 million for fiscal 2023 and 2022, respectively. We held equity interests in certain private equity funds of $0.9 billion and $1.1 billion as of July 29, 2023 and July 30, 2022, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of July 29, 2023, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of July 29, 2023, the carrying value of our investments in privately held companies was $1.8 billion. Of the total carrying value of our investments in privately held companies as of July 29, 2023, $1.0 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.3 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 29, 2023			JULY 30, 2022
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,496	$—	$6,496	$3,930	$—	$3,930
Commercial paper	—	1,090	1,090	—	72	72
Certificates of deposit	—	47	47	—	32	32
Corporate debt securities	—	25	25	—	1	1
U.S. government securities	—	—	—	—	12	12
Available-for-sale debt investments:
U.S. government securities	—	3,526	3,526	—	1,238	1,238
U.S. government agency securities	—	423	423	—	138	138
Non-U.S. government and agency securities	—	363	363	—	272	272
Corporate debt securities	—	6,914	6,914	—	7,818	7,818
U.S. agency mortgage-backed securities	—	2,205	2,205	—	1,976	1,976
Commercial paper	—	1,484	1,484	—	255	255
Certificates of deposit	—	677	677	—	250	250
Equity investments:
Marketable equity securities	431	—	431	241	—	241
Other current assets:
Money market funds	188	—	188	—	—	—
Other assets:
Money market funds	1,313	—	1,313	1,500	—	1,500
Derivative assets	—	32	32	—	78	78
Total	$8,428	$16,786	$25,214	$5,671	$12,142	$17,813
Liabilities:
Derivative liabilities	$—	$75	$75	$—	$89	$89
Total	$—	$75	$75	$—	$89	$89
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

(c)Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of July 29, 2023 and July 30, 2022 was $2.9 billion and $3.4 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of July 29, 2023 and July 30, 2022, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 29, 2023, the fair value of our senior notes was $8.7 billion, with a carrying amount of $8.4 billion. This compares to a fair value of $9.7 billion and a carrying amount of $8.9 billion as of July 30, 2022. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 29, 2023		July 30, 2022
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$1,733	4.45%	$499	2.68%
Commercial paper	—	—	600	2.05%
Total	$1,733		$1,099
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
(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 29, 2023		July 30, 2022
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.60%	February 28, 2023	$—	—	$500	2.68%
2.20%	September 20, 2023	750	2.27%	750	2.27%
3.625%	March 4, 2024	1,000	6.08%	1,000	2.69%
3.50%	June 15, 2025	500	6.38%	500	3.20%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		8,500		9,000
Unaccreted discount/issuance costs		(68)		(75)
Hedge accounting fair value adjustments		(41)		(10)
Total		$8,391		$8,915

Reported as:
Short-term debt		$1,733		$499
Long-term debt		6,658		8,416
Total		$8,391		$8,915

We have entered into interest rate swaps in prior periods with an aggregate notional amount of $1.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on SOFR. The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 29, 2023, we were in compliance with all debt covenants.
As of July 29, 2023, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2024	$1,750
2025	500
2026	750
2027	1,500
Thereafter	4,000
Total	$8,500
(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of July 29, 2023, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. On April 18, 2023, we entered into an amendment to the credit agreement to replace the LIBOR index with Term SOFR.
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

The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 29, 2023	July 30, 2022	Balance Sheet Line Item	July 29, 2023	July 30, 2022
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$22	$55	Other current liabilities	$—	$—
Foreign currency derivatives	Other assets	9	9	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	17	—
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	24	10
Total		31	64		41	10
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	14	Other current liabilities	25	69
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	9	9
Equity derivatives	Other current assets	—	—	Other current liabilities	—	1
Total		1	14		34	79
Total		$32	$78		$75	$89
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Short-term debt	$(983)	$—	$17	$—
Long-term debt	$(476)	$(1,487)	$24	$10
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE YEARS ENDED
	July 29, 2023	July 30, 2022	July 31, 2021
Interest rate derivatives:
Hedged items	$31	$116	$65
Derivatives designated as hedging instruments	(31)	(118)	(67)
Total	$—	$(2)	$(2)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 29, 2023	July 30, 2022	July 31, 2021
Foreign currency derivatives	Other income (loss), net	$1	$(237)	$2
Total return swaps—deferred compensation	Operating expenses and other	58	(92)	157
Equity derivatives	Other income (loss), net	13	9	20
Total		$72	$(320)	$179

The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 29, 2023	July 30, 2022
Foreign currency derivatives	$5,419	$4,521
Interest rate derivatives	1,500	1,500
Total return swaps—deferred compensation	792	651
Total	$7,711	$6,672
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $40 million and $14 million as of July 29, 2023 and July 30, 2022, respectively.
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
(d)Interest Rate Risk
We hold interest rate swaps designated as fair value hedges related to fixed-rate senior notes that are due in fiscal 2024 through 2025. Under these interest rate swaps, we receive fixed-rate interest payments and make interest payments based on SOFR plus a fixed number of basis points. The effect of such swaps is to convert the fixed interest rates of the senior fixed-rate notes to floating interest rates based on SOFR. The gains and losses related to changes in the fair value of the interest rate swaps are included in interest expense and substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates.
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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	July 29, 2023	July 30, 2022
Less than 1 year	$5,270	$9,954
1 to 3 years	1,783	2,240
3 to 5 years	200	770
Total	$7,253	$12,964
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 29, 2023 and July 30, 2022, the liability for these purchase commitments was $529 million and $313 million, respectively, and was included in other current liabilities.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021
Compensation expense related to acquisitions	$222	$271	$262
As of July 29, 2023, we estimated that future cash compensation expense of up to $349 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion and $0.4 billion as of July 29, 2023 and July 30, 2022, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021
Balance at beginning of fiscal year	$333	$336	$331
Provisions for warranties issued	386	415	496
Adjustments for pre-existing warranties	18	3	—
Settlements	(408)	(421)	(491)
Balance at end of fiscal year	$329	$333	$336
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $32.1 billion, $27.9 billion, and $26.7 billion in fiscal 2023, 2022, and 2021, respectively. The balance of the channel partner financing subject to guarantees was $1.7 billion and $1.4 billion as of July 29, 2023 and July 30, 2022, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at July 29, 2023 and July 30, 2022, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 29, 2023	July 30, 2022
Maximum potential future payments	$159	$188
Deferred revenue	(34)	(9)
Total	$125	$179
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $171 million for the alleged evasion of import and other taxes, $974 million for interest, and $423 million for various penalties, all determined using an exchange rate as of July 29, 2023.
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
Centripetal On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. The district court case went to trial on five asserted patents. Subsequently, on October 5, 2020, the district court issued a judgment finding validity and willful infringement of four of the asserted patents and non-infringement of the fifth patent and awarded $1.9 billion in damages and $14 million in pre-judgment interest, declined to issue an injunction but, instead, awarded Centripetal a royalty against future revenue for an initial three-year term at a 10% rate, with a minimum and maximum annual royalty of $168 million and $300 million, respectively, and for a second three-year term at a 5% rate, with a minimum and maximum annual royalty of $84 million and $150 million, respectively. We appealed and, on June 23, 2022, the U.S. Court of Appeals for the Federal Circuit (“Federal Circuit”) vacated the district court’s final judgment, remanded the case back to the district court to be assigned to a new judge and ordered the district court to conduct additional proceedings. The district court held a hearing on these additional proceedings over three days beginning on June 22, 2023, and a decision is pending. Prior to the hearing, on May 24, 2023, the Patent Trial and Appeal Board cancelled all claims of one of the Centripetal patents that was the subject of the hearing. On August 9, 2022, Centripetal filed a petition for writ of certiorari in the U.S. Supreme Court challenging the Federal Circuit’s decision. The Supreme Court denied Centripetal’s petition on December 5, 2022.
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
On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of the litigations at this time. If we do not prevail in either litigation, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”), seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three patents. We challenged the validity of all three patents in the U.S. Patent and Trademark Office (“PTO”) by way of ex parte reexamination proceedings and the pending District Court case has been stayed. On July 10, 2023, the PTO issued a reexamination certificate finding all amended claims patentable with respect to one asserted patent and reexamination proceedings for the other two asserted patents are still pending.
On February 26, 2021, Ramot asserted patent infringement claims against Acacia Communications, Inc. (“Acacia”) in the District of Delaware (“D. Del.”), seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain Acacia optical transceiver modules and integrated circuits infringe two of the three patents that Ramot asserted in the E.D. Tex. case and this case is also stayed pending the reexamination proceedings referenced above.
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
Viasat On November 6, 2019, Viasat, Inc. (“Viasat”) filed suit against Acacia in the California Superior Court for San Diego County (“SDSC”), alleging contract and trade secret claims for certain Acacia products sold from January 1, 2019 forward (“Viasat 2019”). In May 2023, a judgment was entered against Cisco in Viasat 2019 for an amount that did not have a material effect on our Consolidated Financial Statements. Acacia has filed an appeal with the California Court of Appeal and no hearing date has been set.
On June 9, 2020, Viasat filed another suit in SDSC alleging contract and trade secret claims for sales of additional Acacia products (“Viasat 2020”). In October 2022, an amended complaint was filed in Viasat 2020 asserting the same claims but alleging additional information. A trial date has been set for January 26, 2024. We are unable to reasonably estimate the ultimate outcome of Viasat 2020 at this time due to uncertainties in the litigation processes. If we do not prevail, we believe that any relief ultimately assessed in Viasat 2020 will not have a material effect on our Consolidated Financial Statements.

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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 29, 2023, the remaining authorized amount for stock repurchases under this program was approximately $10.9 billion with no termination date.
A summary of the stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 29, 2023	88	$48.49	$4,271
July 30, 2022	146	$52.82	$7,734
July 31, 2021	64	$45.48	$2,902
There were $48 million, $70 million and $25 million in stock repurchases that were pending settlement as of July 29, 2023, July 30, 2022 and July 31, 2021, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity.
We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)Dividends Declared
On August 16, 2023, our Board of Directors declared a quarterly dividend of $0.39 per common share to be paid on October 25, 2023, to all stockholders of record as of the close of business on October 4, 2023. Future dividends will be subject to the approval of our Board of Directors.
(c)Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of July 29, 2023, we had not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 29, 2023, 124 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 19 million, 18 million, and 17 million shares under the Employee Stock Purchase Plan in fiscal 2023, 2022, and 2021, respectively. As of July 29, 2023, 88 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Cost of sales—product	$151	$112	$99
Cost of sales—service	245	199	176
Share-based compensation expense in cost of sales	396	311	275
Research and development	1,008	790	694
Sales and marketing	673	572	540
General and administrative	270	212	226
Restructuring and other charges	6	1	26
Share-based compensation expense in operating expenses	1,957	1,575	1,486
Total share-based compensation expense	$2,353	$1,886	$1,761
Income tax benefit for share-based compensation	$449	$457	$387
As of July 29, 2023, the total compensation cost related to unvested share-based awards not yet recognized was $4.7 billion, which is expected to be recognized over approximately 2.2 years on a weighted-average basis.

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 25, 2020	96	$42.03
Granted and assumed	51	41.89
Vested	(39)	39.63	$1,813
Canceled/forfeited/other	(14)	42.13
UNVESTED BALANCE AT JULY 31, 2021	94	42.93
Granted and assumed	52	50.06
Vested	(37)	42.27	$1,979
Canceled/forfeited/other	(12)	45.63
UNVESTED BALANCE AT JULY 30, 2022	97	46.67
Granted and assumed	72	42.08
Vested	(39)	46.69	$1,746
Canceled/forfeited/other	(8)	45.17
UNVESTED BALANCE AT JULY 29, 2023	122	$44.04
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
The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Number of shares granted (in millions)	70	50	48
Grant date fair value per share	$42.13	$49.68	$42.04
Weighted-average assumptions/inputs:
Expected dividend yield	3.4%	2.9%	3.3%
Range of risk-free interest rates	3.7% – 5.7%	0.0% – 3.0%	0.0% – 0.9%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Number of shares granted (in millions)	2	2	2
Grant date fair value per share	$40.44	$59.64	$37.91
Weighted-average assumptions/inputs:
Expected dividend yield	N/A	0.4%	3.6%
Range of risk-free interest rates	N/A	0.0% – 0.7%	0.1% – 0.4%

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Weighted-average assumptions:
Expected volatility	28.7%	27.9%	29.2%
Risk-free interest rate	2.8%	0.1%	0.3%
Expected dividend	3.6%	3.2%	3.2%
Expected life (in years)	1.2	1.2	1.3
Weighted-average estimated grant date fair value per share	$12.40	$12.90	$12.46
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
(f)Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $14,850 for the 2023 calendar year due to the $330,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $342 million, $306 million, and $290 million in fiscal 2023, 2022, and 2021, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2023, 2022, and 2021.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.
(g)Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2023 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2023. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $910 million and $760 million as of July 29, 2023 and July 30, 2022, respectively, and was recorded primarily in other long-term liabilities.

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss) are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 25, 2020	$315	$(6)	$(828)	$(519)
Other comprehensive income (loss) before reclassifications	(141)	20	229	108
(Gains) losses reclassified out of AOCI	(53)	(14)	3	(64)
Tax benefit (expense)	61	(1)	(2)	58
BALANCE AT JULY 31, 2021	182	(1)	(598)	(417)
Other comprehensive income (loss) before reclassifications	(731)	87	(647)	(1,291)
(Gains) losses reclassified out of AOCI	(9)	(29)	2	(36)
Tax benefit (expense)	179	(13)	(44)	122
BALANCE AT JULY 30, 2022	(379)	44	(1,287)	(1,622)
Other comprehensive income (loss) before reclassifications	(113)	29	116	32
(Gains) losses reclassified out of AOCI	21	(63)	(1)	(43)
Tax benefit (expense)	31	8	19	58
BALANCE AT JULY 29, 2023	$(440)	$18	$(1,153)	$(1,575)

18.Income Taxes
(a)Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Federal:
Current	$3,754	$2,203	$1,959
Deferred	(1,955)	(176)	(203)
	1,799	2,027	1,756
State:
Current	623	458	513
Deferred	(175)	(156)	(46)
	448	302	467
Foreign:
Current	412	313	583
Deferred	46	23	(135)
	458	336	448
Total	$2,705	$2,665	$2,671
Income before provision for income taxes consists of the following (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
United States	$14,074	$13,550	$12,335
International	1,244	927	927
Total	$15,318	$14,477	$13,262
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	2.4	1.7	2.7
Foreign income at other than U.S. rates	(0.1)	0.8	1.5
Tax credits	(0.3)	(1.6)	(1.4)
Foreign-derived intangible income deduction	(5.8)	(3.9)	(4.2)
Stock-based compensation	1.1	0.3	0.6
Other, net	(0.6)	0.1	(0.1)
Total	17.7%	18.4%	20.1%
During fiscal 2023, we resolved certain items with the Internal Revenue Service (IRS) related to the audit of our federal income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016. As a result of the resolution, we recognized a net benefit to the provision for income taxes of $145 million, which included a reduction of interest expense of $53 million.
Foreign taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $6.5 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2023. We intend to reinvest these earnings indefinitely in such foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we could be subject to additional income and withholding taxes. The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $681 million.

Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Beginning balance	$3,101	$3,106	$2,518
Additions based on tax positions related to the current year	159	157	224
Additions for tax positions of prior years	261	74	618
Reductions for tax positions of prior years	(265)	(81)	(122)
Settlements	(1,063)	(69)	(93)
Lapse of statute of limitations	(56)	(86)	(39)
Ending balance	$2,137	$3,101	$3,106
As a result of resolving certain items related to the IRS audit of our federal tax income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016, the amount of gross unrecognized tax benefits in fiscal 2023 was reduced by approximately $1.1 billion. We also reduced the amount of accrued interest by $69 million.
As of July 29, 2023, $1.7 billion of the unrecognized tax benefits would affect the effective tax rate if realized. We recognized net interest expense of $27 million, $33 million and $74 million during fiscal 2023, 2022, and 2021, respectively. Our net penalty expense for fiscal 2023, 2022, and 2021 was not material. Our total accrual for interest and penalties was $523 million, $486 million, and $444 million as of the end of fiscal 2023, 2022, and 2021, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2013. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 2003 and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 29, 2023 could be reduced by $350 million in the next 12 months.
(b)Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 29, 2023	July 30, 2022
Deferred tax assets	$6,576	$4,449
Deferred tax liabilities	(62)	(55)
Total net deferred tax assets	$6,514	$4,394

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 29, 2023	July 30, 2022
ASSETS
Allowance for accounts receivable and returns	$81	$90
Sales-type and direct-financing leases	22	29
Inventory write-downs and capitalization	452	430
Deferred foreign income	218	210
IPR&D and purchased intangible assets	1,082	1,184
Depreciation	16	10
Deferred revenue	1,801	1,744
Credits and net operating loss carryforwards	1,218	1,336
Share-based compensation expense	198	138
Accrued compensation	328	333
Lease liabilities	246	248
Capitalized research expenditures	2,042	149
Other	484	439
Gross deferred tax assets	8,188	6,340
Valuation allowance	(754)	(834)
Total deferred tax assets	7,434	5,506
LIABILITIES
Goodwill and purchased intangible assets	(602)	(767)
Unrealized gains on investments	—	(26)
ROU lease assets	(234)	(237)
Other	(84)	(82)
Total deferred tax liabilities	(920)	(1,112)
Total net deferred tax assets	$6,514	$4,394
The changes in the valuation allowance for deferred tax assets are summarized as follows (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021
Balance at beginning of fiscal year	$834	$771	$700
Additions	35	84	91
Deductions	(18)	(10)	(5)
Write-offs	(93)	(12)	(16)
Foreign exchange and other	(4)	1	1
Balance at end of fiscal year	$754	$834	$771
As of July 29, 2023, our federal, state, and foreign net operating loss carryforwards before valuation allowance for income tax purposes were $320 million, $879 million, and $524 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state, and foreign net operating loss carryforwards will begin to expire in fiscal 2024. We have provided a valuation allowance of $82 million and $10 million for deferred tax assets related to foreign and state net operating losses respectively that are not expected to be realized.
As of July 29, 2023, our federal, state, and foreign tax credit carryforwards for income tax purposes before valuation allowance were approximately $5 million, $1.6 billion, and $2 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2026. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $594 million for deferred tax assets related to state and foreign tax credits carryforwards that are not expected to be realized.

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
Summarized financial information by segment for fiscal 2023, 2022, and 2021, based on our internal management system and as utilized by our Chief Operating Decision Maker (CODM), is as follows (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Revenue:
Americas	$33,447	$29,814	$29,161
EMEA	15,135	13,715	12,951
APJC	8,417	8,027	7,706
Total	$56,998	$51,557	$49,818
Gross margin:
Americas	$21,350	$19,117	$19,499
EMEA	10,016	8,969	8,466
APJC	5,424	5,241	4,949
Segment total	36,788	33,326	32,914
Unallocated corporate items	(1,035)	(1,078)	(1,020)
Total	$35,753	$32,248	$31,894
Amounts may not sum due to rounding.
Revenue in the United States was $29.9 billion, $26.7 billion, and $26.1 billion for fiscal 2023, 2022, and 2021, respectively.
(b)Revenue for Groups of Similar Products and Services
We design and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Revenue:
Secure, Agile Networks	$29,105	$23,831	$22,725
Internet for the Future	5,306	5,276	4,511
Collaboration	4,052	4,472	4,727
End-to-End Security	3,859	3,699	3,382
Optimized Application Experiences	811	729	654
Other Products	9	11	15
Total Product	43,142	38,018	36,014
Services	13,856	13,539	13,804
Total	$56,998	$51,557	$49,818
Amounts may not sum due to rounding. We have made certain reclassifications to the amounts for prior fiscal years to conform to the current fiscal year's presentation.

(c)Additional Segment Information
No single customer accounted for 10% or more of revenue in fiscal 2023, 2022, and 2021.
The majority of our assets as of July 29, 2023 and July 30, 2022 were attributable to our U.S. operations. Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease right-of-use assets information for geographic areas (in millions):

	July 29, 2023	July 30, 2022	July 31, 2021
Long-lived assets:
United States	$2,113	$2,004	$2,189
International	943	997	1,244
Total	$3,056	$3,001	$3,433

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 29, 2023	July 30, 2022	July 31, 2021
Net income	$12,613	$11,812	$10,591
Weighted-average shares—basic	4,093	4,170	4,222
Effect of dilutive potential common shares	12	22	14
Weighted-average shares—diluted	4,105	4,192	4,236
Net income per share—basic	$3.08	$2.83	$2.51
Net income per share—diluted	$3.07	$2.82	$2.50
Antidilutive employee share-based awards, excluded	86	70	69

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
None.

Item 9A.	Controls and Procedures
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
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
On June 13, 2023, Jeff Sharritts, Cisco’s Executive Vice President and Chief Customer and Partner Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Sharritts’ trading plan provides for the sale of 146,825 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Sharritts’ trading plan is scheduled to terminate on June 21, 2024, subject to early termination for certain specified events set forth therein.

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
The additional information required by this item is included in our Proxy Statement related to the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 7, 2023 (the “Proxy Statement”) and is incorporated herein by reference.

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

3.Exhibits
See the “Index to Exhibits” beginning on page 102 of this report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	001-39940	3.2	3/10/2023
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.5	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.6	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
4.7	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.8	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.9	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Rate Notes issued in March 2014	8-K	000-18225	4.2	3/3/2014
4.10	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.11	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016
4.12	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.13	Description of Registrant’s Securities	10-K	001-39940	4.13	9/9/2021
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.7	2/16/2021
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.3	11/22/2022
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	First Amendment to Second Amended and Restated Credit Agreement, dated as of April 18, 2023, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administration agent, swing line lender, and L/C issuer	10-Q	001-39940	10.1	5/24/2023
10.7	Commercial Paper Issuing and Paying Agent Agreement, dated September 29, 2022, by and between Cisco Systems, Inc. and Citibank, N.A.	8-K	001-39940	10.1	10/4/2022
10.8	Form of Amendment to Commercial Paper Dealer Agreement	8-K	001-39940	10.2	10/4/2022
10.9*	Letter Agreement by and between Cisco Systems, Inc. and Dev Stahlkopf	10-Q	001-39940	10.4	11/22/2022
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 104 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 7, 2023	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chair and Chief Executive Officer	September 7, 2023
Charles H. Robbins	(Principal Executive Officer)

/S/ R. SCOTT HERREN	Executive Vice President and Chief Financial Officer	September 7, 2023
R. Scott Herren	(Principal Financial Officer)

/S/ M. VICTORIA WONG	Senior Vice President and Chief Accounting Officer	September 7, 2023
M. Victoria Wong	(Principal Accounting Officer)

Signature	Title	Date

/S/ M. MICHELE BURNS	Director	September 7, 2023
M. Michele Burns

/S/ WESLEY G. BUSH	Director	September 7, 2023
Wesley G. Bush

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 7, 2023
Michael D. Capellas

/S/ MARK GARRETT	Director	September 7, 2023
Mark Garrett

/S/ JOHN D. HARRIS II	Director	September 7, 2023
John D. Harris II

/S/ KRISTINA M. JOHNSON	Director	September 7, 2023
Dr. Kristina M. Johnson

/S/ RODERICK C. MCGEARY	Director	September 7, 2023
Roderick C. McGeary

/S/ SARAH RAE MURPHY	Director	September 7, 2023
Sarah Rae Murphy

/S/ LISA T. SU	Director	September 7, 2023
Dr. Lisa T. Su

/S/ MARIANNA TESSEL	Director	September 7, 2023
Marianna Tessel