Form 10-Q
period 2023-10-28
CISCO SYSTEMS, INC.
filed 2023-11-21
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 16, 2023: 4,063,475,676
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 28, 2023

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 28, 2023	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$9,602	$10,123
Investments	13,921	16,023
Accounts receivable, net of allowance of $82 at October 28, 2023 and $85 at July 29, 2023	4,833	5,854
Inventories	3,342	3,644
Financing receivables, net	3,414	3,352
Other current assets	4,547	4,352
Total current assets	39,659	43,348
Property and equipment, net	2,004	2,085
Financing receivables, net	3,324	3,483
Goodwill	38,900	38,535
Purchased intangible assets, net	1,914	1,818
Deferred tax assets	7,102	6,576
Other assets	5,879	6,007
TOTAL ASSETS	$98,782	$101,852
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$990	$1,733
Accounts payable	2,084	2,313
Income taxes payable	2,380	4,235
Accrued compensation	3,039	3,984
Deferred revenue	13,812	13,908
Other current liabilities	4,730	5,136
Total current liabilities	27,035	31,309
Long-term debt	6,660	6,658
Income taxes payable	5,790	5,756
Deferred revenue	11,847	11,642
Other long-term liabilities	2,240	2,134
Total liabilities	53,572	57,499
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,049 and 4,066 shares issued and outstanding at October 28, 2023 and July 29, 2023, respectively	44,546	44,289
Retained earnings	2,689	1,639
Accumulated other comprehensive loss	(2,025)	(1,575)
Total equity	45,210	44,353
TOTAL LIABILITIES AND EQUITY	$98,782	$101,852
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 28, 2023	October 29, 2022
REVENUE:
Product	$11,139	$10,245
Service	3,529	3,387
Total revenue	14,668	13,632
COST OF SALES:
Product	3,957	4,179
Service	1,154	1,107
Total cost of sales	5,111	5,286
GROSS MARGIN	9,557	8,346
OPERATING EXPENSES:
Research and development	1,913	1,781
Sales and marketing	2,506	2,391
General and administrative	672	565
Amortization of purchased intangible assets	67	71
Restructuring and other charges	123	(2)
Total operating expenses	5,281	4,806
OPERATING INCOME	4,276	3,540
Interest income	360	169
Interest expense	(111)	(100)
Other income (loss), net	(83)	(134)
Interest and other income (loss), net	166	(65)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,442	3,475
Provision for income taxes	804	805
NET INCOME	$3,638	$2,670

Net income per share:
Basic	$0.90	$0.65
Diluted	$0.89	$0.65
Shares used in per-share calculation:
Basic	4,057	4,108
Diluted	4,087	4,116

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 28, 2023	October 29, 2022
Net income	$3,638	$2,670
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $40 and $78 for the first quarter of fiscal 2024 and 2023, respectively	(130)	(251)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(4) and $(1) for the first quarter of fiscal 2024 and 2023, respectively	16	5
	(114)	(246)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(9) and $(8) for the first quarter of fiscal 2024 and 2023, respectively	29	24
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $5 for the first quarter of fiscal 2024 and 2023, respectively	(9)	(14)
	20	10
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $1 and $22 for the first quarter of fiscal 2024 and 2023, respectively	(356)	(260)
Other comprehensive income (loss)	(450)	(496)
Comprehensive income	$3,188	$2,174
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net income	$3,638	$2,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	401	415
Share-based compensation expense	661	496
Provision (benefit) for receivables	4	7
Deferred income taxes	(513)	(366)
(Gains) losses on divestitures, investments and other, net	89	131
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	979	1,119
Inventories	307	(108)
Financing receivables	25	556
Other assets	(290)	(316)
Accounts payable	(235)	42
Income taxes, net	(1,773)	20
Accrued compensation	(908)	(384)
Deferred revenue	259	(78)
Other liabilities	(273)	(242)
Net cash provided by operating activities	2,371	3,962
Cash flows from investing activities:
Purchases of investments	(1,850)	(1,943)
Proceeds from sales of investments	1,280	407
Proceeds from maturities of investments	2,497	971
Acquisitions, net of cash and cash equivalents acquired and divestitures	(876)	—
Purchases of investments in privately held companies	(13)	(48)
Return of investments in privately held companies	47	10
Acquisition of property and equipment	(134)	(176)
Other	1	(20)
Net cash provided by (used in) investing activities	952	(799)
Cash flows from financing activities:
Repurchases of common stock—repurchase program	(1,300)	(556)
Shares repurchased for tax withholdings on vesting of restricted stock units	(153)	(108)
Short-term borrowings, original maturities of 90 days or less, net	—	(602)
Repayments of debt	(750)	—
Dividends paid	(1,580)	(1,560)
Other	(17)	(29)
Net cash used in financing activities	(3,800)	(2,855)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(45)	(95)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(522)	213
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	11,627	8,579
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$11,105	$8,792

Supplemental cash flow information:
Cash paid for interest	$128	$114
Cash paid for income taxes, net	$3,090	$1,150

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 28, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			3,638		3,638
Other comprehensive loss				(450)	(450)
Issuance of common stock	9	—			—
Repurchase of common stock	(23)	(249)	(1,003)		(1,252)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(3)	(156)			(156)
Cash dividends declared ($0.39 per common share)			(1,580)		(1,580)
Share-based compensation		661			661
Other		1	(5)		(4)
Balance at October 28, 2023	4,049	$44,546	$2,689	$(2,025)	$45,210

Three Months Ended October 29, 2022	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			2,670		2,670
Other comprehensive loss				(496)	(496)
Issuance of common stock	7	—			—
Repurchase of common stock	(12)	(118)	(384)		(502)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(2)	(108)			(108)
Cash dividends declared ($0.38 per common share)			(1,560)		(1,560)
Share-based compensation		496			496
Other		—	(1)		(1)
Balance at October 29, 2022	4,103	$42,984	$(594)	$(2,118)	$40,272

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2024 and fiscal 2023 are each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 28, 2023 and for the first quarter of fiscal 2024 and 2023, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 29, 2023 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of October 28, 2023, the results of operations, the statements of comprehensive income, the statements of cash flows and the statements of equity for the first quarter of fiscal 2024 and 2023, as applicable, have been made. The results of operations for the first quarter of fiscal 2024 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

2.Recent Accounting Pronouncements
There have been no recent accounting pronouncements issued that we believe will have a material impact on our Consolidated Financial Statements.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of October 28, 2023 and July 29, 2023 was $37 million and $39 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
(a)Disaggregation of Revenue
We disaggregate our revenue into groups of similar products and services that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies differ for each of our product categories, resulting in different economic risk profiles for each category. Effective in the first quarter of fiscal 2024, we began reporting our product and service revenue in the following categories: Networking, Security, Collaboration, Observability, and Services and conformed our product revenue for prior periods to the current period presentation. The following table presents this disaggregation of revenue (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Product revenue:
Networking	$8,822	$8,031
Security	1,010	971
Collaboration	1,117	1,086
Observability	190	157
Total Product	11,139	10,245
Services	3,529	3,387
Total	$14,668	$13,632
Amounts may not sum due to rounding.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Networking consists of our core networking technologies of switching, routing, wireless, 5G, silicon, optics solutions and compute products. These technologies consist of both hardware and software offerings, including software licenses and SaaS. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
Observability consists of our full stack observability offerings. These products consist primarily of software offerings, including software licenses and SaaS. Our perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $4.8 billion as of October 28, 2023 compared to $5.9 billion as of July 29, 2023, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Allowance for credit loss at beginning of period	$85	$83
Provisions (benefits)	2	11
Recoveries (write-offs), net	(5)	(6)
Allowance for credit loss at end of period	$82	$88

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	October 28, 2023	July 29, 2023
1 to 4	$650	$672
5 to 6	1,015	954
7 and Higher	68	60
Total	$1,733	$1,686
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of October 28, 2023 and July 29, 2023, our contract assets for these unbilled receivables, net of allowances, were $1.7 billion and $1.6 billion, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $25.7 billion as of October 28, 2023 compared to $25.6 billion as of July 29, 2023. We recognized approximately $4.7 billion of revenue during the first quarter of fiscal 2024 that was included in the deferred revenue balance at July 29, 2023.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.2 billion and $1.1 billion as of October 28, 2023 and July 29, 2023, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $158 million and $176 million for the first quarter of fiscal 2024 and 2023, respectively, and was included in sales and marketing expenses.

4.Acquisitions and Divestitures
A summary of the allocation of the total purchase consideration of our completed acquisitions during the first quarter of fiscal 2024 is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$896	$(73)	$354	$615
The total purchase consideration related to our acquisitions completed during the first quarter of fiscal 2024 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $16 million. Total transaction costs related to acquisition and divestiture activities were $31 million and $2 million for the first quarter of fiscal 2024 and 2023, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
The purchase price allocation for acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but at that time was unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
The goodwill generated from acquisitions completed during the first quarter of fiscal 2024 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first quarter of fiscal 2024 have not been presented because the effects of the acquisitions were not material to our financial results.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Intent to Acquire Splunk On September 21, 2023, we announced our intent to acquire Splunk Inc. (“Splunk”), a public cybersecurity and observability company. Under the terms of the agreement, we have agreed to pay $157 per share in cash, representing approximately $28 billion in equity value. The acquisition is expected to close by the end of the third quarter of calendar year 2024, subject to regulatory approval and other customary closing conditions, including approval by Splunk shareholders. We anticipate this transaction will be financed with a combination of cash and debt.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 28, 2023 and during the first quarter of fiscal 2024 (in millions):

	Balance at July 29, 2023	Acquisitions	Foreign Currency Translation and Other	Balance at October 28, 2023
Americas	$24,035	$381	$(156)	$24,260
EMEA	9,118	126	(59)	9,185
APJC	5,382	108	(35)	5,455
Total	$38,535	$615	$(250)	$38,900
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2024 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	4.8	$280	4.8	$58	1.0	$2	$14	$354
The following tables present details of our purchased intangible assets (in millions):

October 28, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,051	$(1,654)	$1,397
Customer relationships	1,186	(870)	316
Other	42	(25)	17
Total purchased intangible assets with finite lives	4,279	(2,549)	1,730
In-process research and development, with indefinite lives	184	—	184
Total	$4,463	$(2,549)	$1,914

July 29, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,998	$(1,691)	$1,307
Customer relationships	1,228	(905)	323
Other	40	(22)	18
Total purchased intangible assets with finite lives	4,266	(2,618)	1,648
In-process research and development, with indefinite lives	170	—	170
Total	$4,436	$(2,618)	$1,818

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Amortization of purchased intangible assets:
Cost of sales	$186	$158
Operating expenses	67	71
Total	$253	$229
The estimated future amortization expense of purchased intangible assets with finite lives as of October 28, 2023 is as follows (in millions):

Fiscal Year	Amount
2024 (remaining nine months)	$684
2025	$573
2026	$225
2027	$140
2028	$98
Thereafter	$10

6.Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan (the “Fiscal 2023 Plan”) in order to rebalance the organization and enable further investment in key priority areas, of which approximately 5% of the global workforce would be impacted. This rebalancing includes talent movement options and restructuring. Additionally, we began optimizing our real estate portfolio, aligned to the broader hybrid work strategy. In connection with the Fiscal 2023 Plan, we incurred charges of $123 million for the first quarter of fiscal 2024 and have incurred cumulative charges of $658 million to date. These aggregate pretax charges are primarily cash-based and consist of severance and other one-time termination benefits, real estate-related charges, and other costs. We have substantially completed the Fiscal 2023 Plan in the first quarter of fiscal 2024.
The following table summarizes the activities related to the Fiscal 2023 Plan (in millions):

	FISCAL 2023 PLAN
	Employee Severance	Other	Total
Liability as of July 29, 2023	$166	$44	$210
Charges	103	20	123
Cash payments	(99)	(6)	(105)
Non-cash items	(2)	(11)	(13)
Liability as of October 28, 2023	$168	$47	$215

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	October 28, 2023	July 29, 2023
Cash and cash equivalents	$9,602	$10,123
Restricted cash and restricted cash equivalents included in other current assets	378	191
Restricted cash and restricted cash equivalents included in other assets	1,125	1,313
Total	$11,105	$11,627
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	October 28, 2023	July 29, 2023
Raw materials	$1,854	$1,685
Work in process	194	264
Finished goods	1,093	1,493
Service-related spares	188	186
Demonstration systems	13	16
Total	$3,342	$3,644
Property and Equipment, Net

	October 28, 2023	July 29, 2023
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,194	$4,229
Computer equipment and related software	682	744
Production, engineering, and other equipment	4,465	4,611
Operating lease assets	123	135
Furniture, fixtures and other	338	339
Total gross property and equipment	9,802	10,058
Less: accumulated depreciation and amortization	(7,798)	(7,973)
Total	$2,004	$2,085

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	October 28, 2023	July 29, 2023
Product	$16,011	$15,802
Service	18,742	19,066
Total	$34,753	$34,868

Short-term RPO	$17,617	$17,910
Long-term RPO	17,136	16,958
Total	$34,753	$34,868

Amount to be recognized as revenue over the next 12 months	51%	51%

Deferred revenue	$25,659	$25,550
Unbilled contract revenue	9,094	9,318
Total	$34,753	$34,868
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	October 28, 2023	July 29, 2023
Product	$11,689	$11,505
Service	13,970	14,045
Total	$25,659	$25,550
Reported as:
Current	$13,812	$13,908
Noncurrent	11,847	11,642
Total	$25,659	$25,550
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	October 28, 2023	July 29, 2023
Current	$1,364	$1,364
Noncurrent	4,092	4,092
Total	$5,456	$5,456

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	October 28, 2023	July 29, 2023
Operating lease right-of-use assets	Other assets	$997	$971

Operating lease liabilities	Other current liabilities	$302	$313
Operating lease liabilities	Other long-term liabilities	741	707
Total operating lease liabilities		$1,043	$1,020
The components of our lease expenses were as follows (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Operating lease expense	$100	$96
Short-term lease expense	11	17
Variable lease expense	56	58
Total lease expense	$167	$171
Supplemental information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$88	$96
Right-of-use assets obtained in exchange for operating leases liabilities	$126	$35
The weighted-average lease term was 4.8 years and 4.6 years as of October 28, 2023 and July 29, 2023, respectively. The weighted-average discount rate was 3.5% and 3.1% as of October 28, 2023 and July 29, 2023, respectively.
The maturities of our operating leases (undiscounted) as of October 28, 2023 are as follows (in millions):

Fiscal Year	Amount
2024 (remaining nine months)	$258
2025	278
2026	189
2027	116
2028	88
Thereafter	227
Total lease payments	1,156
Less interest	(113)
Total	$1,043
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $14 million and $12 million for the first quarter of fiscal 2024 and 2023, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of October 28, 2023 are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining nine months)	$433
2025	166
2026	182
2027	160
2028	126
Thereafter	45
Total	1,112
Less: Present value of lease payments	(1,015)
Unearned income	$97
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	October 28, 2023	July 29, 2023
Operating lease assets	$123	$135
Accumulated depreciation	(72)	(78)
Operating lease assets, net	$51	$57
Our operating lease income was $16 million and $21 million for the first quarter of fiscal 2024 and 2023, respectively, and was included in product revenue in the Consolidated Statements of Operations.
Minimum future rentals on noncancelable operating leases as of October 28, 2023 are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining nine months)	$18
2025	12
2026	6
Total	$36

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

October 28, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,729	$1,112	$6,841
Residual value	—	68	68
Unearned income	—	(97)	(97)
Allowance for credit loss	(58)	(16)	(74)
Total, net	$5,671	$1,067	$6,738
Reported as:
Current	$2,986	$428	$3,414
Noncurrent	2,685	639	3,324
Total, net	$5,671	$1,067	$6,738

July 29, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,910	$1,015	$6,925
Residual value	—	70	70
Unearned income	—	(88)	(88)
Allowance for credit loss	(53)	(19)	(72)
Total, net	$5,857	$978	$6,835
Reported as:
Current	$2,988	$364	$3,352
Noncurrent	2,869	614	3,483
Total, net	$5,857	$978	$6,835
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

October 28, 2023		Fiscal Year				Three Months Ended
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	October 28, 2023	Total
Loan Receivables:
1 to 4	$40	$205	$637	$910	$1,371	$543	$3,706
5 to 6	9	109	193	327	733	513	1,884
7 and Higher	7	10	15	91	15	1	139
Total Loan Receivables	$56	$324	$845	$1,328	$2,119	$1,057	$5,729
Lease Receivables:
1 to 4	$13	$46	$99	$82	$250	$111	$601
5 to 6	9	38	51	85	183	30	396
7 and Higher	1	2	3	5	5	2	18
Total Lease Receivables	$23	$86	$153	$172	$438	$143	$1,015
Total	$79	$410	$998	$1,500	$2,557	$1,200	$6,744

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2023		Fiscal Year
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	Total
Loan Receivables:
1 to 4	$10	$53	$251	$791	$1,077	$1,784	$3,966
5 to 6	3	14	131	287	465	936	1,836
7 and Higher	1	7	15	17	29	39	108
Total Loan Receivables	$14	$74	$397	$1,095	$1,571	$2,759	$5,910
Lease Receivables:
1 to 4	$2	$20	$57	$111	$84	$235	$509
5 to 6	2	13	44	58	87	191	395
7 and Higher	—	1	2	4	5	11	23
Total Lease Receivables	$4	$34	$103	$173	$176	$437	$927
Total	$18	$108	$500	$1,268	$1,747	$3,196	$6,837
The following tables present the aging analysis of gross receivables as of October 28, 2023 and July 29, 2023 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 28, 2023	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$73	$58	$45	$176	$5,553	$5,729	$16	$12	$12
Lease receivables	18	12	15	45	970	1,015	5	2	2
Total	$91	$70	$60	$221	$6,523	$6,744	$21	$14	$14

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2023	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$47	$20	$37	$104	$5,806	$5,910	$17	$12	$12
Lease receivables	16	4	23	43	884	927	6	3	3
Total	$63	$24	$60	$147	$6,690	$6,837	$23	$15	$15
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended October 28, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	5	(3)	2
Allowance for credit loss as of October 28, 2023	$58	$16	$74

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended October 29, 2022	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(1)	(3)	(4)
Other	(1)	(1)	(2)
Allowance for credit loss as of October 29, 2022	$101	$19	$120

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 28, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,596	$—	$(72)	$2,524
U.S. government agency securities	421	—	(6)	415
Non-U.S. government and agency securities	351	—	—	351
Corporate debt securities	6,862	1	(363)	6,500
U.S. agency mortgage-backed securities	2,431	—	(318)	2,113
Commercial paper	943	—	—	943
Certificates of deposit	666	—	—	666
Total	$14,270	$1	$(759)	$13,512

July 29, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$3,587	$1	$(62)	$3,526
U.S. government agency securities	428	—	(5)	423
Non-U.S. government and agency securities	364	—	(1)	363
Corporate debt securities	7,238	3	(327)	6,914
U.S. agency mortgage-backed securities	2,421	14	(230)	2,205
Commercial paper	1,484	—	—	1,484
Certificates of deposit	677	—	—	677
Total	$16,199	$18	$(625)	$15,592
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Gross realized gains	$—	$—
Gross realized losses	(20)	(6)
Total	$(20)	$(6)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 28, 2023 and July 29, 2023 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 28, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,844	$(38)	$680	$(34)	$2,524	$(72)
U.S. government agency securities	377	(3)	38	(3)	415	(6)
Non-U.S. government and agency securities	324	—	—	—	324	—
Corporate debt securities	1,679	(29)	4,275	(304)	5,954	(333)
U.S. agency mortgage-backed securities	798	(45)	1,315	(273)	2,113	(318)
Commercial paper	10	—	—	—	10	—
Certificates of deposit	10	—	—	—	10	—
Total	$5,042	$(115)	$6,308	$(614)	$11,350	$(729)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,394	$(26)	$931	$(36)	$3,325	$(62)
U.S. government agency securities	343	(2)	72	(3)	415	(5)
Non-U.S. government and agency securities	363	(1)	—	—	363	(1)
Corporate debt securities	1,736	(22)	4,315	(275)	6,051	(297)
U.S. agency mortgage-backed securities	658	(13)	1,438	(217)	2,096	(230)
Commercial paper	97	—	—	—	97	—
Certificates of deposit	2	—	—	—	2	—
Total	$5,593	$(64)	$6,756	$(531)	$12,349	$(595)
The following table summarizes the maturities of our available-for-sale debt investments as of October 28, 2023 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$4,201	$4,152
After 1 year through 5 years	7,627	7,236
After 5 years through 10 years	9	9
After 10 years	2	2
Mortgage-backed securities with no single maturity	2,431	2,113
Total	$14,270	$13,512
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Summary of Equity Investments
We held marketable equity securities of $409 million and $431 million as of October 28, 2023 and July 29, 2023, respectively. We recognized a net unrealized loss of $42 million and $20 million during the first quarter of fiscal 2024 and 2023, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $12 million for the first quarter of fiscal 2023. These adjustments were not material for the first quarter of fiscal 2024. We held equity interests in certain private equity funds of $0.9 billion as of each of October 28, 2023 and July 29, 2023, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 28, 2023, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.8 billion as of each of October 28, 2023 and July 29, 2023. Of the total carrying value of our investments in privately held companies as of October 28, 2023, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of October 28, 2023, we have total funding commitments of $0.3 billion related to privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 28, 2023			JULY 29, 2023
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,650	$—	$6,650	$6,496	$—	$6,496
Commercial paper	—	738	738	—	1,090	1,090
Certificates of deposit	—	12	12	—	47	47
Corporate debt securities	—	16	16	—	25	25
Available-for-sale debt investments:
U.S. government securities	—	2,524	2,524	—	3,526	3,526
U.S. government agency securities	—	415	415	—	423	423
Non-U.S. government and agency securities	—	351	351	—	363	363
Corporate debt securities	—	6,500	6,500	—	6,914	6,914
U.S. agency mortgage-backed securities	—	2,113	2,113	—	2,205	2,205
Commercial paper	—	943	943	—	1,484	1,484
Certificates of deposit	—	666	666	—	677	677
Equity investments:
Marketable equity securities	409	—	409	431	—	431
Other current assets:
Money market funds	375	—	375	188	—	188
Other assets:
Money market funds	1,125	—	1,125	1,313	—	1,313
Derivative assets	—	58	58	—	32	32
Total	$8,559	$14,336	$22,895	$8,428	$16,786	$25,214
Liabilities:
Derivative liabilities	$—	$92	$92	$—	$75	$75
Total	$—	$92	$92	$—	$75	$75
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of October 28, 2023 and July 29, 2023 was $2.7 billion and $2.9 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of October 28, 2023, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 28, 2023, the fair value of our senior notes was $7.5 billion with a carrying amount of $7.7 billion. This compares to a fair value of $8.7 billion and a carrying amount of $8.4 billion as of July 29, 2023. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 28, 2023		July 29, 2023
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$990	6.33%	$1,733	4.45%
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 28, 2023		July 29, 2023
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	—	$750	2.27%
3.625%	March 4, 2024	1,000	6.33%	1,000	6.08%
3.50%	June 15, 2025	500	6.63%	500	6.38%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		7,750		8,500
Unaccreted discount/issuance costs		(68)		(68)
Hedge accounting fair value adjustments		(32)		(41)
Total		$7,650		$8,391

Reported as:
Current portion of long-term debt		$990		$1,733
Long-term debt		6,660		6,658
Total		$7,650		$8,391
We have entered into interest rate swaps in prior periods with an aggregate notional amount of $1.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on Secured Overnight Financing Rate (SOFR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 28, 2023, we were in compliance with all debt covenants.
As of October 28, 2023, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining nine months)	$1,000
2025	500
2026	750
2027	1,500
Thereafter	4,000
Total	$7,750
(c)Credit Facility
On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of October 28, 2023, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. On April 18, 2023, we entered into an amendment to the credit agreement to replace the LIBOR index with Term SOFR.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 28, 2023	July 29, 2023	Balance Sheet Line Item	October 28, 2023	July 29, 2023
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$38	$22	Other current liabilities	$—	$—
Foreign currency derivatives	Other assets	19	9	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	10	17
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	22	24
Total		57	31		32	41
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	1	Other current liabilities	41	25
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	19	9
Total		1	1		60	34
Total		$58	$32		$92	$75

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	October 28, 2023	July 29, 2023	October 28, 2023	July 29, 2023
Short-term debt	$(990)	$(983)	$10	$17
Long-term debt	$(478)	$(476)	$22	$24
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE THREE MONTHS ENDED
	October 28, 2023	October 29, 2022
Interest rate derivatives:
Hedged items	$(9)	$39
Derivatives designated as hedging instruments	9	(39)
Total	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 28, 2023	October 29, 2022
Foreign currency derivatives	Other income (loss), net	$(130)	$(72)
Total return swaps—deferred compensation	Operating expenses and other	(77)	(25)
Equity derivatives	Other income (loss), net	2	(1)
Total		$(205)	$(98)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 28, 2023	July 29, 2023
Foreign currency derivatives	$5,672	$5,419
Interest rate derivatives	1,500	1,500
Total return swaps—deferred compensation	783	792
Total	$7,955	$7,711
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $9 million and $40 million as of October 28, 2023 and July 29, 2023, respectively.

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
We are also exposed to variability in compensation charges related to certain deferred compensation obligations to employees and directors. Although not designated as accounting hedges, we utilize derivatives such as total return swaps to economically hedge this exposure and offset the related compensation expense.

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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 28, 2023	July 29, 2023
Less than 1 year	$4,731	$5,270
1 to 3 years	1,646	1,783
3 to 5 years	127	200
Total	$6,504	$7,253
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 28, 2023 and July 29, 2023, the liability for these purchase commitments was $510 million and $529 million, respectively, and was included in other current liabilities.
(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Compensation expense related to acquisitions	$49	$74
As of October 28, 2023, we estimated that future cash compensation expense of up to $437 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments, some of which are based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion as of each of October 28, 2023 and July 29, 2023.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Balance at beginning of period	$329	$333
Provisions for warranties issued	98	97
Adjustments for pre-existing warranties	3	1
Settlements	(100)	(108)
Balance at end of period	$330	$323

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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $8.2 billion and $7.6 billion for the first quarter of fiscal 2024 and 2023, respectively. The balance of the channel partner financing subject to guarantees was $1.5 billion and $1.7 billion as of October 28, 2023 and July 29, 2023, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at October 28, 2023 and July 29, 2023, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 28, 2023	July 29, 2023
Maximum potential future payments	$142	$159
Deferred revenue	(29)	(34)
Total	$113	$125
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $162 million for the alleged evasion of import and other taxes, $943 million for interest, and $402 million for various penalties, all determined using an exchange rate as of October 28, 2023.
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
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of the litigations at this time. If we do not prevail in these litigations, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”), seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain Cisco optical transceiver modules and line cards infringe three patents. We challenged the validity of all three patents in the U.S. Patent and Trademark Office (“PTO”) by way of ex parte reexamination proceedings and the pending District Court case has been stayed. On July 6, 2023, the PTO issued a reexamination certificate for one of the three patents. On August 29, 2023, Cisco filed a second ex parte reexamination request against that same patent.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 30, 2023, the PTO issued a reexamination certificate for a second of the three patents. The third asserted patent remains the subject of a pending reexamination proceeding.
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
Viasat On November 6, 2019, Viasat, Inc. (“Viasat”) filed suit against Acacia in the California Superior Court for San Diego County (“SDSC”), alleging contract and trade secret claims for certain Acacia products sold from January 1, 2019 forward (“Viasat 2019”). In May 2023, a judgment was entered against Cisco in Viasat 2019 for an amount that did not have a material effect on our Consolidated Financial Statements. Acacia filed an appeal with the California Court of Appeal.
On June 9, 2020, Viasat filed another suit in SDSC alleging contract and trade secret claims for sales of additional Acacia products (“Viasat 2020”). In October 2022, an amended complaint was filed in Viasat 2020 asserting the same claims but alleging additional information. The parties have since resolved both the Viasat 2019 appeal and Viasat 2020, with dismissals entered in each matter in October 2023. The amounts paid by us to resolve these matters did not have a material effect on our Consolidated Financial Statements.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 28, 2023, the remaining authorized amount for stock repurchases under this program was approximately $9.7 billion with no termination date. A summary of the stock repurchase activity for fiscal 2024 and 2023 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2024
October 28, 2023	23	$54.53	$1,252

Fiscal 2023
July 29, 2023	25	$50.49	$1,254
April 29, 2023	25	$49.45	$1,259
January 28, 2023	26	$47.72	$1,256
October 29, 2022	12	$43.76	$502
There were stock repurchases of $48 million that were pending settlement as of July 29, 2023.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On November 15, 2023, our Board of Directors declared a quarterly dividend of $0.39 per common share to be paid on January 24, 2024, to all stockholders of record as of the close of business on January 4, 2024. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of October 28, 2023, we had not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of October 28, 2023, 114 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the first quarters of fiscal 2024 and 2023. As of October 28, 2023, 88 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Cost of sales—product	$42	$31
Cost of sales—service	61	50
Share-based compensation expense in cost of sales	103	81
Research and development	274	204
Sales and marketing	186	153
General and administrative	90	58
Restructuring and other charges	8	—
Share-based compensation expense in operating expenses	558	415
Total share-based compensation expense	$661	$496
Income tax benefit for share-based compensation	$143	$99
As of October 28, 2023, the total compensation cost related to unvested share-based awards not yet recognized was $4.5 billion which is expected to be recognized over approximately 2.1 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 30, 2022	97	$46.67
Granted and assumed	72	42.08
Vested	(39)	46.69	$1,746
Canceled/forfeited/other	(8)	45.17
Unvested balance at July 29, 2023	122	$44.04
Granted and assumed	11	51.70
Vested	(9)	44.86	$460
Canceled/forfeited/other	(1)	41.31
Unvested balance at October 28, 2023	123	$44.69

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first quarter of fiscal 2024 and 2023 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	(170)	38	(356)	(488)
(Gains) losses reclassified out of AOCI	20	(12)	(1)	7
Tax benefit (expense)	36	(6)	1	31
Balance at October 28, 2023	$(554)	$38	$(1,509)	$(2,025)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 30, 2022	$(379)	$44	$(1,287)	$(1,622)
Other comprehensive income (loss) before reclassifications	(329)	32	(282)	(579)
(Gains) losses reclassified out of AOCI	6	(19)	—	(13)
Tax benefit (expense)	77	(3)	22	96
Balance at October 29, 2022	$(625)	$54	$(1,547)	$(2,118)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022
Income before provision for income taxes	$4,442	$3,475
Provision for income taxes	$804	$805
Effective tax rate	18.1%	23.2%
As of October 28, 2023, we had $1.9 billion of unrecognized tax benefits, of which $1.5 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the first quarter of fiscal 2024 and 2023, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Revenue:
Americas	$9,022	$7,914
EMEA	3,664	3,675
APJC	1,982	2,043
Total	$14,668	$13,632
Gross margin:
Americas	$5,968	$4,984
EMEA	2,545	2,325
APJC	1,328	1,274
Segment total	9,841	8,582
Unallocated corporate items	(284)	(236)
Total	$9,557	$8,346
Amounts may not sum due to rounding.
Revenue in the United States was $8.1 billion and $7.1 billion for the first quarter of fiscal 2024 and 2023, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use. Effective in the first quarter of fiscal 2024, we began reporting our product and service revenue in the following categories: Networking, Security, Collaboration, Observability, and Services and conformed our product revenue for prior periods to the current period presentation.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Revenue:
Networking	$8,822	$8,031
Security	1,010	971
Collaboration	1,117	1,086
Observability	190	157
Total Product	11,139	10,245
Services	3,529	3,387
Total	$14,668	$13,632
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 28, 2023	October 29, 2022
Net income	$3,638	$2,670
Weighted-average shares—basic	4,057	4,108
Effect of dilutive potential common shares	30	8
Weighted-average shares—diluted	4,087	4,116
Net income per share—basic	$0.90	$0.65
Net income per share—diluted	$0.89	$0.65
Antidilutive employee share-based awards, excluded	16	38

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 28, 2023	October 29, 2022	% Variance
Revenue	$14,668	$13,632	8%
Gross margin percentage	65.2%	61.2%	4.0	pts
Research and development	$1,913	$1,781	7%
Sales and marketing	$2,506	$2,391	5%
General and administrative	$672	$565	19%
Total research and development, sales and marketing, general and administrative	$5,091	$4,737	7%
Total as a percentage of revenue	34.7%	34.7%	—	pts
Restructuring and other charges included in operating expenses	$123	$(2)	NM
Operating income as a percentage of revenue	29.2%	26.0%	3.2	pts
Interest and other income (loss), net	$166	$(65)	NM
Income tax percentage	18.1%	23.2%	(5.1)	pts
Net income	$3,638	$2,670	36%
Net income as a percentage of revenue	24.8%	19.6%	5.2	pts
Earnings per share—diluted	$0.89	$0.65	37%
Percentages may not recalculate due to rounding.
NM — Not meaningful

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
In the first quarter of fiscal 2024, we delivered solid results with growth in revenue, margins and profitability. The challenges we previously saw with supply constraints have now shifted downstream to implementation by our customers and third-party resellers. Our customer lead times have largely returned to normal levels. We were able to increase the delivery of products to our customers, which positively impacted product revenue during the first quarter of fiscal 2024. Although product revenue increased, we saw a decline in product demand in the first quarter of fiscal 2024. While we recognize that challenging macroeconomic factors continue to exist, we believe the decline in product demand is primarily due to customers needing additional time to implement elevated levels of product shipments from prior quarters. We believe these elevated levels represent one to two quarters of product shipments that our customers have not yet deployed. We saw this dynamic primarily with our larger enterprise, service provider and cloud customers.
Total revenue increased by 8% compared with the first quarter of fiscal 2023. Within total revenue, product revenue increased by 9% and service revenue increased by 4%. In the first quarter of fiscal 2024, total software revenue was $4.4 billion across all product areas and service, an increase of 13%. Within total software revenue, subscription revenue increased 13%.
Total gross margin increased by 4.0 percentage points. Product gross margin increased by 5.3 percentage points, largely driven by productivity improvements, favorable pricing and favorable product mix. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, was flat. Operating income as a percentage of revenue increased by 3.2 percentage points driven by higher product gross margin partially offset by restructuring and other charges of $123 million in the first quarter of fiscal 2024. Diluted earnings per share increased 37%, driven by an increase of 36% in net income and a decrease in diluted share count of 29 million shares.
In terms of our geographic segments, revenue from the Americas increased $1.1 billion, EMEA revenue decreased by $11 million and APJC revenue decreased by $61 million. From a customer market standpoint, we experienced product revenue growth in the enterprise and public sector markets, partially offset by a decline in the service provider and cloud market. From a product category perspective, the product revenue increase of 9% was driven by growth in revenue for Networking of 10%, Security of 4%, Collaboration of 3% and Observability of 21%.
We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations. Further, we made progress in the transition of our business model delivering increased software and subscriptions. We remain focused on accelerating innovation across our portfolio, and we believe that we are making progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to aggressively invest in priority areas with the objective of driving profitable growth over the long term.

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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2024 (in millions):

	October 28, 2023	July 29, 2023
Cash and cash equivalents and investments	$23,523	$26,146
Remaining performance obligations	$34,753	$34,868
Inventories	$3,342	$3,644

	Three Months Ended
	October 28, 2023	October 29, 2022
Cash provided by operating activities	$2,371	$3,962
Repurchases of common stock—stock repurchase program	$1,252	$502
Dividends paid	$1,580	$1,560

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
Our provision for inventory was $133 million and $38 million for the first quarter of fiscal 2024 and 2023, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $43 million and $83 million for the first quarter of fiscal 2024 and 2023, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the Supply Constraints Impacts and Risks, see “—Results of Operations—Gross Margin—Supply Constraints Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarters of fiscal 2024 and 2023.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 18.1% and 23.2% in the first quarter of fiscal 2024 and 2023, respectively.
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
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars	Variance in Percent
Revenue:
Product	$11,139	$10,245	$894	9%
Percentage of revenue	75.9%	75.2%
Service	3,529	3,387	142	4%
Percentage of revenue	24.1%	24.8%
Total	$14,668	$13,632	$1,036	8%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars	Variance in Percent
Revenue:
Americas	$9,022	$7,914	$1,108	14%
Percentage of revenue	61.5%	58.0%
EMEA	3,664	3,675	(11)	—%
Percentage of revenue	25.0%	27.0%
APJC	1,982	2,043	(61)	(3)%
Percentage of revenue	13.5%	15.0%
Total	$14,668	$13,632	$1,036	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
Total revenue increased by 8%. Product revenue increased by 9% and service revenue increased by 4%. Our total revenue reflected growth in the Americas segment partially offset by a decline in the APJC segment. Total revenue in the EMEA segment was flat.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$6,852	$5,846	$1,006	17%
Percentage of product revenue	61.5%	57.0%
EMEA	2,840	2,886	(46)	(2)%
Percentage of product revenue	25.5%	28.2%
APJC	1,448	1,513	(65)	(4)%
Percentage of product revenue	13.0%	14.8%
Total	$11,139	$10,245	$894	9%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
Americas
Product revenue in the Americas segment increased by 17%, with growth across all customer markets, led by the public sector market. From a country perspective, product revenue increased in the United States, Mexico and Brazil by 19%, 4% and 8%, respectively, partially offset by a decline in product revenue in Canada of 1%.
EMEA
Product revenue in the EMEA segment decreased by 2%, driven by declines in the service provider and cloud and the enterprise markets, partially offset by growth in the public sector market. From a country perspective, product revenue increased in Germany by 2%, partially offset by product revenue declines in the United Kingdom and France by 5% and 20%, respectively.
APJC
Product revenue in the APJC segment decreased by 4%, driven by a decline in the service provider and cloud market, partially offset by growth in the public sector market. Product revenue in the enterprise market was flat. From a country perspective, product revenue increased in India by 14%, partially offset by a decline of 13% in Japan, 5% in Australia and 39% in China.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. Effective in the first quarter of fiscal 2024, we began reporting our product revenue in the following categories: Networking, Security, Collaboration, and Observability and conformed our product revenue for prior periods to the current period presentation.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars	Variance in Percent
Product Revenue
Networking	$8,822	$8,031	$791	10%
Security	1,010	971	39	4%
Collaboration	1,117	1,086	31	3%
Observability	190	157	33	21%
Total	$11,139	$10,245	$894	9%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
Networking
The Networking product category represents our core networking technologies of switching, routing, wireless, 5G, silicon, optics solutions and compute products. Networking revenue increased by 10%, or $791 million. Revenue grew in both campus switching and data center switching primarily driven by strong growth in our Catalyst 9000 and Nexus 9000 series offerings. The increase was partially offset by a decline in wireless.
Security
The Security product category consists of our Cloud and Application Security, Industrial Security, Network Security, and User and Device Security offerings. Revenue in our Security product category increased by 4%, or $39 million, primarily driven by growth in our Zero Trust and Threat Intelligence and Detection and Response offerings.
Collaboration
The Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased by 3%, or $31 million, primarily driven by growth in our Calling and Contact Center offerings and partially offset by a decline in Meetings.
Observability
The Observability product category consists of our full stack observability offerings. Revenue in our Observability product category increased 21%, or $33 million, driven by growth across the portfolio, including double-digit growth in our ThousandEyes and AppDynamics offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,171	$2,067	$104	5%
Percentage of service revenue	61.5%	61.0%
EMEA	824	789	35	4%
Percentage of service revenue	23.3%	23.3%
APJC	534	530	4	1%
Percentage of service revenue	15.2%	15.7%
Total	$3,529	$3,387	$142	4%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 4% in the first quarter of fiscal 2024 compared with the first quarter of fiscal 2023, primarily driven by revenue growth in our solution support, maintenance business offerings and advisory services. Service revenue increased across each of our geographic segments for the first quarter of fiscal 2024.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gross margin:
Product	$7,182	$6,066	64.5%	59.2%
Service	2,375	2,280	67.3%	67.3%
Total	$9,557	$8,346	65.2%	61.2%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2024, as compared with the corresponding prior year periods:

Product Gross Margin Percentage
Fiscal 2023	59.2%
Productivity (1)	3.1%
Product pricing	1.2%
Mix of products sold	1.2%
Others	(0.2)%
Fiscal 2024	64.5%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
Product gross margin increased by 5.3 percentage points primarily driven by productivity improvements, largely driven by lower freight, logistics and components costs. We also saw favorable pricing and favorable impacts from product mix.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Supply Constraints Impacts and Risks
In past periods, we took multiple actions in order to mitigate component shortages and address significant supply constraints. These supply constraints resulted in significant increased costs (i.e., component and other commodity costs, expedite fees, etc.) which had, and may continue to have, a negative impact on our product gross margin and resulted in extended lead times for us and our customers. The mitigating actions we took included: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying and committing to pay in the future significantly higher costs for certain components; modifying our product designs in order to leverage alternate suppliers, where possible; and continually optimizing our inventory build and customer delivery plans, among others. These mitigating actions have resulted in increased inventory balances, inventory purchase commitments, and inventory deposits and prepayments compared to prior fiscal years, which, in turn, has increased our supply chain exposure, which could result in negative impacts to our product gross margin in future periods, including material excess and obsolete charges, if product demand significantly decreases for a sustained duration or we are unable to continue to mitigate the remaining supply chain exposures. We believe these mitigating actions have helped us to optimize our access to critical components and meet customer demand for our products as a result of the component shortages and significant supply constraints we saw in past periods. While these mitigating actions have resulted in a decrease of our overall supply chain balances, these balances continue to be higher as compared to prior fiscal years.
Service Gross Margin
Our service gross margin percentage was flat compared to the first quarter of fiscal 2023 primarily due to higher sales volume offset by higher headcount-related and delivery costs.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Gross margin:
Americas	$5,968	$4,984	66.2%	63.0%
EMEA	2,545	2,325	69.5%	63.3%
APJC	1,328	1,274	67.0%	62.3%
Segment total	9,841	8,582	67.1%	63.0%
Unallocated corporate items (1)	(284)	(236)
Total	$9,557	$8,346	65.2%	61.2%
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
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
We experienced a gross margin percentage increase in our Americas segment due to positive impacts from productivity improvements and favorable pricing, slightly offset by unfavorable product mix.
Gross margin percentage in our EMEA segment increased primarily due to positive impacts from productivity improvements, favorable product mix, and favorable pricing.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The APJC segment gross margin percentage increase was primarily due to positive impacts from productivity improvements, favorable product mix and favorable pricing, partially offset by lower service gross margin.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars	Variance in Percent
Research and development	$1,913	$1,781	$132	7%
Percentage of revenue	13.0%	13.1%
Sales and marketing	2,506	2,391	115	5%
Percentage of revenue	17.1%	17.5%
General and administrative	672	565	107	19%
Percentage of revenue	4.6%	4.1%
Total	$5,091	$4,737	$354	7%
Percentage of revenue	34.7%	34.7%
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
R&D Expenses
R&D expenses increased due to higher headcount-related expenses, higher share-based compensation expense and higher discretionary spending, partially offset by lower acquisition and divestitures related costs.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher discretionary spending and higher share-based compensation expense.
G&A Expenses
G&A expenses increased due to higher headcount-related expenses, higher share-based compensation expense, higher discretionary spending, higher acquisition and divestitures related costs and higher contracted services spending.
Effect of Foreign Currency
In the first quarter of fiscal 2024, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $26 million, or 0.6%, compared with the first quarter of fiscal 2023.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Amortization of purchased intangible assets:
Cost of sales	$186	$158
Operating expenses	67	71
Total	$253	$229
For the first quarter of fiscal 2024, the increase in amortization of purchased intangible assets was primarily due to amortization of purchased intangibles from our recent acquisitions, partially offset by certain purchased intangible assets that became fully amortized.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the second quarter of fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas, of which approximately 5% of the global workforce would be impacted. In connection with this restructuring plan, we incurred charges of $123 million in the first quarter of fiscal 2024 and have incurred cumulative charges of $658 million to date. We have substantially completed this restructuring plan in the first quarter of fiscal 2024. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key priority areas. As a result, the overall cost savings from this restructuring plan are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 28, 2023	October 29, 2022
Operating income	$4,276	$3,540
Operating income as a percentage of revenue	29.2%	26.0%
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
Operating income increased by 21%, and operating income as a percentage of revenue increased by 3.2 percentage points. These changes resulted primarily from a revenue increase and a gross margin percentage increase (driven by productivity improvements, favorable pricing and favorable product mix), partially offset by higher restructuring and other charges.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars
Interest income	$360	$169	$191
Interest expense	(111)	(100)	(11)
Interest income (expense), net	$249	$69	$180
For the first quarter of fiscal 2024, the increase in interest income was driven by higher average balance of cash and available-for-sale debt investments and higher interest rates. The increase in interest expense was primarily driven by higher interest rates, partially offset by a lower average debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(20)	$(6)	$(14)
Marketable equity investments	(46)	(21)	(25)
Privately held investments	(5)	(92)	87
Net gains (losses) on investments	(71)	(119)	48
Other gains (losses), net	(12)	(15)	3
Other income (loss), net	$(83)	$(134)	$51

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
The increase in our other income (loss), net was primarily driven by lower realized losses and impairment charges on our privately held investments and changes in net gains (losses) on available-for-sale debt investments and marketable equity investments.
Provision for Income Taxes
Three Months Ended October 28, 2023 Compared with Three Months Ended October 29, 2022
The provision for income taxes resulted in an effective tax rate of 18.1% for the first quarter of fiscal 2024 compared with 23.2% for the first quarter of fiscal 2023. The decrease in the effective tax rate was primarily due to a decrease in net discrete tax expenses.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 28, 2023	July 29, 2023	Increase (Decrease)
Cash and cash equivalents	$9,602	$10,123	$(521)
Available-for-sale debt investments	13,512	15,592	(2,080)
Marketable equity securities	409	431	(22)
Total	$23,523	$26,146	$(2,623)
The net decrease in cash and cash equivalents and investments in the first quarter of fiscal 2024 was primarily driven by cash returned to stockholders in the form of cash dividends of $1.6 billion and repurchases of common stock of $1.3 billion, net cash paid for acquisitions and divestitures of $0.9 billion, a net decrease of debt of $0.8 billion and capital expenditures of $0.1 billion. These uses of cash were partially offset by net cash provided by operating activities of $2.4 billion. The net cash provided by operating activities for the first quarter of fiscal 2024 includes a fiscal 2023 federal tax payment of $2.8 billion that was deferred by the IRS as a result of the California floods.
In addition to cash requirements in the normal course of business, on September 21, 2023, we announced our intent to acquire Splunk. Under the terms of the agreement, we have agreed to pay $157 per share in cash, representing approximately $28 billion in equity value. See further discussion of liquidity and future payments under “Liquidity and Capital Resource Requirements” below.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 28, 2023 and July 29, 2023, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 28, 2023	October 29, 2022
Net cash provided by operating activities	$2,371	$3,962
Acquisition of property and equipment	(134)	(176)
Free cash flow	$2,237	$3,786

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, the rate at which products are shipped during the quarter (which we refer to as shipment linearity), the timing and collection of accounts receivable and financing receivables, inventory and supply chain management, deferred revenue, and the timing and amount of tax and other payments. We will pay approximately $1.4 billion of the U.S. transition tax in the second quarter of fiscal 2024. For additional discussion, see “Part II, Item 1A. Risk Factors” in this report.
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2024
October 28, 2023	$0.39	$1,580	23	$54.53	$1,252	$2,832

Fiscal 2023
July 29, 2023	$0.39	$1,589	25	$50.49	$1,254	$2,843
April 29, 2023	$0.39	$1,593	25	$49.45	$1,259	$2,852
January 28, 2023	$0.38	$1,560	26	$47.72	$1,256	$2,816
October 29, 2022	$0.38	$1,560	12	$43.76	$502	$2,062
On November 15, 2023, our Board of Directors declared a quarterly dividend of $0.39 per common share to be paid on January 24, 2024, to all stockholders of record as of the close of business on January 4, 2024. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $9.7 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	October 28, 2023	July 29, 2023	Increase (Decrease)
Accounts receivable, net	$4,833	$5,854	$(1,021)
Our accounts receivable net, as of October 28, 2023 decreased by approximately 17%, as compared with the end of fiscal 2023, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2024 compared with the fourth quarter of fiscal 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	October 28, 2023	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Inventories	$3,342	$3,644	$2,568	$(302)	$774
Inventory purchase commitments	$6,504	$7,253	$12,964	$(749)	$(6,460)
Inventory deposits and prepayments	$1,032	$1,109	$1,484	$(77)	$(452)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 28, 2023	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Less than 1 year	$4,731	$5,270	$9,954	$(539)	$(5,223)
1 to 3 years	1,646	1,783	2,240	(137)	(594)
3 to 5 years	127	200	770	(73)	(643)
Total	$6,504	$7,253	$12,964	$(749)	$(6,460)
Inventory as of October 28, 2023 decreased by 8% and inventory purchase commitments with contract manufacturers and suppliers decreased by 10% from our balances at the end of fiscal 2023. The combined decrease of 10% in our inventory and inventory purchase commitments as compared with the end of fiscal 2023 was primarily due to fulfillment of customer demand as overall supply constraints improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 28, 2023	July 29, 2023	Increase (Decrease)
Loan receivables, net	$5,671	$5,857	$(186)
Lease receivables, net	1,067	978	89
Total, net	$6,738	$6,835	$(97)
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 1%, as compared with the end of fiscal 2023.
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
The volume of channel partner financing was $8.2 billion and $7.6 billion for the first quarter of fiscal 2024 and 2023, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.5 billion and $1.7 billion as of October 28, 2023 and July 29, 2023, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 28, 2023, the total maximum potential future payments related to these guarantees was approximately $142 million, of which approximately $29 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 28, 2023	July 29, 2023
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	$750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$7,750	$8,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 28, 2023.
Commercial Paper We have a short-term debt financing program in which up to $10.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had no commercial paper notes outstanding as of October 28, 2023 and July 29, 2023.
Credit Facility On May 13, 2021, we entered into a 5-year credit agreement with certain institutional lenders that provides for a $3.0 billion unsecured revolving credit facility that is scheduled to expire on May 13, 2026. As of October 28, 2023, we were in compliance with the required interest coverage ratio and the other covenants, and we had not borrowed any funds under the credit agreement. On April 18, 2023, we entered into an amendment to the credit agreement to replace the LIBOR index with Term SOFR.
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
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	October 28, 2023	July 29, 2023	Increase (Decrease)
Product	$16,011	$15,802	$209
Service	18,742	19,066	(324)
Total	$34,753	$34,868	$(115)

Short-term RPO	$17,617	$17,910	$(293)
Long-term RPO	17,136	16,958	178
Total	$34,753	$34,868	$(115)
Total remaining performance obligations as of October 28, 2023 were flat compared to the end of fiscal 2023. Remaining performance obligations for product increased by 1% compared to the end of fiscal 2023. Remaining performance obligations for service decreased by 2%. We expect approximately 51% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 28, 2023	July 29, 2023	Increase (Decrease)
Product	$11,689	$11,505	$184
Service	13,970	14,045	(75)
Total	$25,659	$25,550	$109
Reported as:
Current	$13,812	$13,908	$(96)
Noncurrent	11,847	11,642	205
Total	$25,659	$25,550	$109
Total deferred revenue was flat compared to the end of fiscal 2023. The increase in deferred product revenue of 2% was primarily due to increased deferrals related to our recurring software offerings. The decrease in deferred service revenue of 1% was driven by the impact of ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of October 28, 2023 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $5.5 billion. Approximately $1.4 billion is payable in less than one year and $4.1 billion is payable between 1 to 3 years.
For our Contractual Obligations see our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.

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
We also have certain funding commitments primarily related to our privately held investments, some of which may be based on the achievement of certain agreed-upon milestones or are required to be funded on demand. The funding commitments were $0.3 billion as of each of October 28, 2023 and July 29, 2023.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of October 28, 2023 there were no material unconsolidated variable interest entities.
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
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs (including inventory and other supply related payments), capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future customer financings, and other liquidity requirements associated with our operations. We recently announced our intent to acquire Splunk. Under the terms of the agreement, we have agreed to pay $157 per share in cash, representing approximately $28 billion in equity value. We anticipate this transaction will be financed with a combination of cash and debt. The acquisition is expected to close by the end of the third quarter of calendar year 2024, subject to regulatory approval and other customary closing conditions, including approval by Splunk shareholders. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. We may utilize derivative instruments designated as hedging instruments to achieve our investment objectives. We had no outstanding hedging instruments for our available-for-sale debt investments as of October 28, 2023. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 28, 2023. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables As of October 28, 2023, our financing receivables had a carrying value of $6.7 billion, compared with $6.8 billion as of July 29, 2023. As of October 28, 2023, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 28, 2023, we had $7.8 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $7.7 billion, and the related fair value based on market prices was $7.5 billion. As of October 28, 2023, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease or increase of approximately $0.2 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $409 million and $431 million as of October 28, 2023 and July 29, 2023, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our investments in privately held investments was $1.8 billion as of each of October 28, 2023 and July 29, 2023. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 28, 2023		July 29, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,083	$(60)	$3,014	$(33)
Sold	$2,589	$58	$2,406	$31
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2024, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $26 million, or 0.6%, compared with the first quarter of fiscal 2023. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our pending legal proceedings, see Note 14, “Commitments and Contingencies—(f) Legal Proceedings” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.
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
The global macroeconomic environment continues to be challenging and inconsistent. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, remain uncertain or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the on-going Russia and Ukraine war and the Israel-Hamas war), and related market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in certain prior periods. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. For example, we are currently seeing some slowing in orders from customers, particularly larger enterprise, service provider and cloud customers, as they implement elevated levels of product shipments from prior quarters, as discussed above. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
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
Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur during periods of demand uncertainties such as we have experienced in recent periods and expect to continue to experience over the short- and medium-term, such as those we are experiencing with customers, particularly larger enterprise, service provider and cloud customers, as they implement elevated levels of product shipments from prior quarters, as discussed above. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
Although our product gross margin increased in the first quarter of fiscal 2024 and in fiscal 2023, our level of product gross margins declined in fiscal 2022 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider and cloud market are especially volatile, and weakness in orders from this industry may harm our operating results and financial condition.
Sales to the service provider and cloud market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Networking and Collaboration products, in addition to longer sales cycles. Service provider and cloud product orders significantly decreased during the first quarter of fiscal 2024 and fiscal 2023 and we have experienced similar weakness in certain prior periods. Product orders from the service provider and cloud market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. From time to time we initiate restructuring plans. Our business may not be more efficient or effective than prior to implementation of such plans. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could have a material adverse effect on our business, operating results, and financial condition.
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
A delay in the anticipated timing of, or the failure to complete, our acquisition of Splunk may cause us not to realize some or all of the anticipated benefits of the acquisition.
Consummation of the acquisition of Splunk is subject to the satisfaction or waiver of customary closing conditions, including (i) the adoption of the merger agreement by a majority of the holders of the outstanding shares of Splunk common stock, (ii) the approval of the merger under applicable antitrust and foreign investment regimes, (iii) the absence of any order, injunction or law prohibiting the merger, (iv) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the merger agreement, (v) compliance in all material respects with the other party’s obligations under the merger agreement, and (vi) no material adverse effect to Splunk having occurred since the date of the merger agreement. There can be no assurance that these or other closing conditions will be satisfied on the timeline anticipated or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the acquisition of Splunk is not completed, our stock price could decline to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the acquisition of Splunk is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant transaction costs that we would be unable to recover, negative publicity and damage to our reputation. Additionally, if the merger agreement is terminated under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust laws, we would be required to pay Splunk a termination fee of approximately $1.5 billion. Furthermore, we anticipate this transaction will be financed with a combination of cash and debt. There can be no assurance that we will obtain financing on terms we find acceptable, and we may be required to finance a portion of the purchase price at interest rates higher than currently expected. Limitations on our ability to obtain financing, a reduction in our liquidity or an increase in our borrowing costs may adversely affect our business, operating results, and financial condition.
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
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:
•Difficulties or delays in integrating the operations (including IT security), systems, technologies, products, and personnel of the acquired companies, particularly with companies that have large and widespread operations and/or complex products, such as Splunk
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions
•Potential difficulties in completing projects associated with in-process research and development intangibles
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•Initial dependence on unfamiliar supply chains or relatively small supply partners
•Insufficient revenue to offset increased expenses associated with acquisitions
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans

Acquisitions have in the past and may in the future also cause us to:
•Issue common stock that would dilute our current stockholders’ percentage ownership
•Use a substantial portion of our cash resources, or incur debt as we expect to do in connection with the acquisition of Splunk
•Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition
•Assume liabilities
•Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges
•Incur amortization expenses related to certain intangible assets
•Incur tax expenses related to the effect of acquisitions on our legal structure
•Incur large write-offs and restructuring and other related expenses
•Become subject to intellectual property or other litigation
Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks described with respect to new product development also apply to acquisitions.
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
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks, challenges, and unintended consequences that could affect our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. AI-related issues, deficiencies and/or failures could (i) give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union, and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.
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
We are a party to lawsuits in the normal course of our business. Additionally, in connection with the Russia and Ukraine war and our decision to stop business operations and orderly wind down our business in Russia, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to such decisions and regulatory requirements. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of the first quarter of fiscal 2024. Any litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
Our provision for income taxes is subject to volatility and could be adversely affected by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war and the Israel-Hamas war), and other events (such as economic sanctions and trade restrictions, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.
There can be no assurance that our operating results and financial condition will not be adversely affected by our incurrence of debt.
As of the end of the first quarter of fiscal 2024, we have senior unsecured notes outstanding in an aggregate principal amount of $7.8 billion that mature at specific dates from calendar year 2024 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $10.0 billion, and we had no commercial paper notes outstanding under this program as of October 28, 2023. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt incurred to finance the acquisition of Splunk, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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

Risks Related to Cybersecurity, Privacy, and Regulatory Requirements
Cyber attacks, data breaches or other incidents may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We experience cyber attacks and other attempts to gain unauthorized access to our products, services, and IT environment (as defined below) on a regular basis, and we anticipate continuing to be subject to such attempts as cyber attacks become increasingly sophisticated and more difficult to predict and protect against. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data is stored or processed (including servers, data centers and cloud-based solutions operated by third parties on which we rely) (collectively, our “IT environment”), are vulnerable to cyber attacks, data breaches, malware, inadvertent error, disruptions, failures, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents (which cyber attack or related activity may intensify during periods of diplomatic or armed conflict). Further, a cyber attack or other incident could go undetected and persist in our environments for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our products, services, and IT environment or those of our customers or third-party providers we rely on, or result in confidential information stored on our systems, our customers’ systems, or other third-party systems being improperly accessed, processed, disclosed now or in the future, or be lost or stolen. We have not to date experienced a material event related to a cybersecurity matter; however, the occurrence of any such event in the future could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our own security efforts are costly to implement and may not be successful. Breaches of security in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, a failure by us to timely mitigate or apply a security fix for third-party products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our products, services, and IT environment, could, in each case, result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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
The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or security defects, despite our efforts to prevent and detect them, which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the security update, they may be left vulnerable. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security controls applicable to our supply chain. Changes in regulatory requirements in any of these areas or our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to these areas could have a material adverse effect on our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 30, 2023 to August 26, 2023	11	$54.21	11	$10,358
August 27, 2023 to September 23, 2023	4	$56.98	4	$10,096
September 24, 2023 to October 28, 2023	8	$53.53	8	$9,682
Total	23	$54.53	23
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $9.7 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
During the first quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 20, 2023, by and among Cisco Systems, Inc., Spirit Merger Corp., and Splunk Inc.	8-K	001-39940	2.1	9/21/2023
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	November 21, 2023	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)