Form 10-Q
period 2024-01-27
CISCO SYSTEMS, INC.
filed 2024-02-20
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 15, 2024: 4,049,187,080
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 27, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 27, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$13,715	$10,123
Investments	11,956	16,023
Accounts receivable, net of allowance of $79 at January 27, 2024 and $85 at July 29, 2023	4,884	5,854
Inventories	3,209	3,644
Financing receivables, net	3,476	3,352
Other current assets	4,887	4,352
Total current assets	42,127	43,348
Property and equipment, net	2,005	2,085
Financing receivables, net	3,364	3,483
Goodwill	39,087	38,535
Purchased intangible assets, net	1,678	1,818
Deferred tax assets	7,338	6,576
Other assets	5,575	6,007
TOTAL ASSETS	$101,174	$101,852
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$4,936	$1,733
Accounts payable	1,848	2,313
Income taxes payable	1,876	4,235
Accrued compensation	3,216	3,984
Deferred revenue	14,011	13,908
Other current liabilities	4,964	5,136
Total current liabilities	30,851	31,309
Long-term debt	6,669	6,658
Income taxes payable	3,390	5,756
Deferred revenue	11,760	11,642
Other long-term liabilities	2,253	2,134
Total liabilities	54,923	57,499
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,050 and 4,066 shares issued and outstanding at January 27, 2024 and July 29, 2023, respectively	45,002	44,289
Retained earnings	2,761	1,639
Accumulated other comprehensive loss	(1,512)	(1,575)
Total equity	46,251	44,353
TOTAL LIABILITIES AND EQUITY	$101,174	$101,852
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
REVENUE:
Product	$9,232	$10,155	$20,371	$20,400
Service	3,559	3,437	7,088	6,824
Total revenue	12,791	13,592	27,459	27,224
COST OF SALES:
Product	3,443	4,038	7,400	8,217
Service	1,131	1,127	2,285	2,234
Total cost of sales	4,574	5,165	9,685	10,451
GROSS MARGIN	8,217	8,427	17,774	16,773
OPERATING EXPENSES:
Research and development	1,943	1,855	3,856	3,636
Sales and marketing	2,458	2,384	4,964	4,775
General and administrative	642	582	1,314	1,147
Amortization of purchased intangible assets	66	71	133	142
Restructuring and other charges	12	243	135	241
Total operating expenses	5,121	5,135	10,402	9,941
OPERATING INCOME	3,096	3,292	7,372	6,832
Interest income	324	219	684	388
Interest expense	(120)	(107)	(231)	(207)
Other income (loss), net	(139)	11	(222)	(123)
Interest and other income (loss), net	65	123	231	58
INCOME BEFORE PROVISION FOR INCOME TAXES	3,161	3,415	7,603	6,890
Provision for income taxes	527	642	1,331	1,447
NET INCOME	$2,634	$2,773	$6,272	$5,443

Net income per share:
Basic	$0.65	$0.68	$1.55	$1.33
Diluted	$0.65	$0.67	$1.54	$1.32
Shares used in per-share calculation:
Basic	4,055	4,103	4,056	4,105
Diluted	4,073	4,116	4,079	4,115

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net income	$2,634	$2,773	$6,272	$5,443
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(73) and $(33) for the second quarter and first six months of fiscal 2024, respectively, and $(66) and $12 for the corresponding periods of fiscal 2023, respectively	229	187	99	(64)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(5) and $(9) for the second quarter and first six months of fiscal 2024, respectively, and $0 and $(1) for the corresponding periods of fiscal 2023, respectively	18	3	34	8
	247	190	133	(56)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $0 and $(9) for the second quarter and first six months of fiscal 2024, respectively, and $11 and $3 for the corresponding periods of fiscal 2023, respectively	1	(33)	30	(9)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $5 for the second quarter and first six months of fiscal 2024, respectively, and $4 and $9 for the corresponding periods of fiscal 2023, respectively	(9)	(14)	(18)	(28)
	(8)	(47)	12	(37)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $0 and $1 for the second quarter and first six months of fiscal 2024, respectively, and $2 and $24 for the corresponding periods of fiscal 2023, respectively	274	389	(82)	129
Other comprehensive income	513	532	63	36
Comprehensive income	$3,147	$3,305	$6,335	$5,479
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 27, 2024	January 28, 2023
Cash flows from operating activities:
Net income	$6,272	$5,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	823	853
Share-based compensation expense	1,463	1,097
Provision (benefit) for receivables	12	6
Deferred income taxes	(816)	(845)
(Gains) losses on divestitures, investments and other, net	205	109
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	941	1,393
Inventories	442	(569)
Financing receivables	(33)	834
Other assets	(403)	(210)
Accounts payable	(476)	42
Income taxes, net	(4,656)	118
Accrued compensation	(763)	(146)
Deferred revenue	293	633
Other liabilities	(125)	(57)
Net cash provided by operating activities	3,179	8,701
Cash flows from investing activities:
Purchases of investments	(2,253)	(3,797)
Proceeds from sales of investments	2,484	587
Proceeds from maturities of investments	4,044	2,316
Acquisitions, net of cash and cash equivalents acquired	(878)	(3)
Purchases of investments in privately held companies	(50)	(70)
Return of investments in privately held companies	123	39
Acquisition of property and equipment	(304)	(346)
Other	(1)	(19)
Net cash provided by (used in) investing activities	3,165	(1,293)
Cash flows from financing activities:
Issuances of common stock	349	316
Repurchases of common stock—repurchase program	(2,504)	(1,760)
Shares repurchased for tax withholdings on vesting of restricted stock units	(581)	(310)
Short-term borrowings, original maturities of 90 days or less, net	1,398	(602)
Issuances of debt	2,537	—
Repayments of debt	(750)	—
Dividends paid	(3,163)	(3,120)
Other	(7)	(5)
Net cash used in financing activities	(2,721)	(5,481)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(32)	3
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	3,591	1,930
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	11,627	8,579
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$15,218	$10,509

Supplemental cash flow information:
Cash paid for interest	$203	$178
Cash paid for income taxes, net	$6,804	$2,172

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 27, 2024	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 28, 2023	4,049	$44,546	$2,689	$(2,025)	$45,210
Net income			2,634		2,634
Other comprehensive income (loss)				513	513
Issuance of common stock	34	349			349
Repurchase of common stock	(25)	(279)	(975)		(1,254)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(8)	(425)			(425)
Cash dividends declared ($0.39 per common share)			(1,583)		(1,583)
Share-based compensation		802			802
Other		9	(4)		5
Balance at January 27, 2024	4,050	$45,002	$2,761	$(1,512)	$46,251

Six Months Ended January 27, 2024	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			6,272		6,272
Other comprehensive income (loss)				63	63
Issuance of common stock	43	349			349
Repurchase of common stock	(48)	(528)	(1,978)		(2,506)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(11)	(581)			(581)
Cash dividends declared ($0.78 per common share)			(3,163)		(3,163)
Share-based compensation		1,463			1,463
Other		10	(9)		1
Balance at January 27, 2024	4,050	$45,002	$2,761	$(1,512)	$46,251

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 28, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 29, 2022	4,103	$42,984	$(594)	$(2,118)	$40,272
Net income			2,773		2,773
Other comprehensive income (loss)				532	532
Issuance of common stock	23	316			316
Repurchase of common stock	(26)	(276)	(980)		(1,256)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(5)	(202)			(202)
Cash dividends declared ($0.38 per common share)			(1,560)		(1,560)
Share-based compensation		601			601
Other		1	(3)		(2)
Balance at January 28, 2023	4,095	$43,424	$(364)	$(1,586)	$41,474

Six Months Ended January 28, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			5,443		5,443
Other comprehensive income (loss)				36	36
Issuance of common stock	30	316			316
Repurchase of common stock	(38)	(394)	(1,364)		(1,758)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(7)	(310)			(310)
Cash dividends declared ($0.76 per common share)			(3,120)		(3,120)
Share-based compensation		1,097			1,097
Other		1	(4)		(3)
Balance at January 28, 2023	4,095	$43,424	$(364)	$(1,586)	$41,474

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
We have prepared the accompanying financial data as of January 27, 2024 and for the second quarter and first six months of fiscal 2024 and 2023, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 29, 2023 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of January 27, 2024, the results of operations, the statements of comprehensive income and the statements of equity for the second quarter and first six months of fiscal 2024 and 2023, and the statements of cash flows for the first six months of fiscal 2024 and 2023, as applicable, have been made. The results of operations for the second quarter and first six months of fiscal 2024 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

2.Recent Accounting Pronouncements
(a)Recent Accounting Standards or Updates Not Yet Effective
Segment Reporting In November 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update that expands the disclosure requirements for reportable segments, primarily through enhanced disclosures around significant segment expenses. The accounting standard update will be effective for our fiscal 2025 Form 10-K on a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our segment disclosures.
Improvements on Income Tax Disclosures In December 2023, the FASB issued an accounting standard update expanding the requirements for disclosure of disaggregated information about the effective tax rate reconciliation and income taxes paid. The accounting standard update will be effective for our fiscal 2026 Form 10-K. We are currently evaluating the impact of this accounting standard update on our income tax disclosures.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of January 27, 2024 and July 29, 2023 was $36 million and $39 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Product revenue:
Networking	$7,081	$8,092	$15,904	$16,123
Security	973	943	1,984	1,914
Collaboration	989	958	2,106	2,044
Observability	188	162	378	319
Total Product	9,232	10,155	20,371	20,400
Services	3,559	3,437	7,088	6,824
Total	$12,791	$13,592	27,459	27,224
Amounts may not sum due to rounding.
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
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $4.9 billion as of January 27, 2024 compared to $5.9 billion as of July 29, 2023, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Allowance for credit loss at beginning of period	$82	$88	$85	$83
Provisions (benefits)	9	3	11	14
Recoveries (write-offs), net	(12)	(5)	(17)	(11)
Allowance for credit loss at end of period	$79	$86	$79	$86
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	January 27, 2024	July 29, 2023
1 to 4	$693	$672
5 to 6	1,042	954
7 and Higher	62	60
Total	$1,797	$1,686
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $1.8 billion as of January 27, 2024 and $1.6 billion as of July 29, 2023, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $25.8 billion as of January 27, 2024 compared to $25.6 billion as of July 29, 2023. We recognized approximately $3.8 billion and $8.4 billion of revenue during the second quarter and first six months of fiscal 2024 that was included in the deferred revenue balance at July 29, 2023.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.2 billion and $1.1 billion as of January 27, 2024 and July 29, 2023, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $166 million and $324 million for the second quarter and first six months fiscal 2024, respectively, and $201 million and $377 million for the corresponding periods of fiscal 2023, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.Acquisitions and Divestitures
A summary of the allocation of the total purchase consideration of our completed acquisitions during the first six months of fiscal 2024 is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$896	$(50)	$354	$592
The total purchase consideration related to our acquisitions completed during the first six months of fiscal 2024 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $17 million. Total transaction costs related to acquisition and divestiture activities were $51 million and $3 million for the first six months of fiscal 2024 and 2023, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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
The goodwill generated from acquisitions completed during the first six months of fiscal 2024 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2024 have not been presented because the effects of the acquisitions were not material to our financial results.
Intent to Acquire Splunk On September 21, 2023, we announced our intent to acquire Splunk Inc. (“Splunk”), a public cybersecurity and observability company. Under the terms of the agreement, we have agreed to pay $157 per share in cash, representing approximately $28 billion in equity value. The acquisition is expected to close late in the first quarter or early in the second quarter of calendar year 2024, subject to regulatory approval and other customary closing conditions. We anticipate this transaction will be financed with a combination of cash and debt.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of January 27, 2024 and during the first six months of fiscal 2024 (in millions):

	Balance at July 29, 2023	Acquisitions	Foreign Currency Translation and Other	Balance at January 27, 2024
Americas	$24,035	$367	$(25)	$24,377
EMEA	9,118	121	(10)	9,229
APJC	5,382	104	(5)	5,481
Total	$38,535	$592	$(40)	$39,087

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first six months of fiscal 2024 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		OTHER		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	4.8	$280	4.8	$58	1.0	$2	$14	$354
The following tables present details of our purchased intangible assets (in millions):

January 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$3,020	$(1,791)	$1,229
Customer relationships	963	(709)	254
Other	42	(27)	15
Total purchased intangible assets with finite lives	4,025	(2,527)	1,498
In-process research and development, with indefinite lives	180	—	180
Total	$4,205	$(2,527)	$1,678

July 29, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,998	$(1,691)	$1,307
Customer relationships	1,228	(905)	323
Other	40	(22)	18
Total purchased intangible assets with finite lives	4,266	(2,618)	1,648
In-process research and development, with indefinite lives	170	—	170
Total	$4,436	$(2,618)	$1,818
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Amortization of purchased intangible assets:
Cost of sales	$180	$158	$366	$316
Operating expenses	66	71	133	142
Total	$246	$229	$499	$458

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of January 27, 2024 is as follows (in millions):

Fiscal Year	Amount
2024 (remaining six months)	$440
2025	$576
2026	$228
2027	$143
2028	$100
Thereafter	$11

6.Restructuring and Other Charges
In the third quarter of fiscal 2024, we initiated a restructuring plan (the “Fiscal 2024 Plan”) in order to realign the organization and enable further investment in key priority areas. The Fiscal 2024 Plan will impact approximately 5% of our global workforce, with estimated pretax charges of approximately $800 million. These aggregate pretax charges will be primarily cash-based and consist of severance and other one-time termination benefits and other costs. We expect this plan to be substantially completed during the first half of fiscal 2025.
In the second quarter of fiscal 2023, we announced a restructuring plan (the “Fiscal 2023 Plan”) in order to rebalance the organization and enable further investment in key priority areas. In connection with the Fiscal 2023 Plan, we incurred charges of $12 million and $135 million for the second quarter and first six months of fiscal 2024, respectively. We incurred charges of $243 million for the second quarter and first six months of fiscal 2023. Total cumulative charges of $670 million have been recognized to date. These aggregate pretax charges were primarily cash-based and consist of severance and other one-time termination benefits, real estate-related charges, and other costs. We completed the Fiscal 2023 Plan in the second quarter of fiscal 2024.
The following table summarizes the activities related to the Fiscal 2023 Plan (in millions):

	FISCAL 2023 PLAN
	Employee Severance	Other	Total
Liability as of July 29, 2023	$166	$44	$210
Charges	104	31	135
Cash payments	(222)	(8)	(230)
Non-cash items	—	(15)	(15)
Liability as of January 27, 2024	$48	$52	$100

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	January 27, 2024	July 29, 2023
Cash and cash equivalents	$13,715	$10,123
Restricted cash and restricted cash equivalents included in other current assets	565	191
Restricted cash and restricted cash equivalents included in other assets	938	1,313
Total	$15,218	$11,627
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	January 27, 2024	July 29, 2023
Raw materials	$1,784	$1,685
Work in process	165	264
Finished goods	1,047	1,493
Service-related spares	200	186
Demonstration systems	13	16
Total	$3,209	$3,644
Property and Equipment, Net

	January 27, 2024	July 29, 2023
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,214	$4,229
Computer equipment and related software	691	744
Production, engineering, and other equipment	4,466	4,611
Operating lease assets	125	135
Furniture, fixtures and other	339	339
Total gross property and equipment	9,835	10,058
Less: accumulated depreciation and amortization	(7,830)	(7,973)
Total	$2,005	$2,085

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	January 27, 2024	July 29, 2023
Product	$16,249	$15,802
Service	19,407	19,066
Total	$35,656	$34,868

Short-term RPO	$17,930	$17,910
Long-term RPO	17,726	16,958
Total	$35,656	$34,868

Amount to be recognized as revenue over the next 12 months	50%	51%

Deferred revenue	$25,771	$25,550
Unbilled contract revenue	9,885	9,318
Total	$35,656	$34,868
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	January 27, 2024	July 29, 2023
Product	$11,640	$11,505
Service	14,131	14,045
Total	$25,771	$25,550
Reported as:
Current	$14,011	$13,908
Noncurrent	11,760	11,642
Total	$25,771	$25,550
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	January 27, 2024	July 29, 2023
Current	$1,819	$1,364
Noncurrent	2,273	4,092
Total	$4,092	$5,456

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	January 27, 2024	July 29, 2023
Operating lease right-of-use assets	Other assets	$978	$971

Operating lease liabilities	Other current liabilities	$330	$313
Operating lease liabilities	Other long-term liabilities	703	707
Total operating lease liabilities		$1,033	$1,020
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Operating lease expense	$103	$98	$203	$194
Short-term lease expense	25	17	36	34
Variable lease expense	50	63	106	121
Total lease expense	$178	$178	$345	$349
Supplemental information related to our operating leases is as follows (in millions):

	Six Months Ended
	January 27, 2024	January 28, 2023
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$178	$192
Right-of-use assets obtained in exchange for operating leases liabilities	$182	$149
The weighted-average lease term was 4.6 years as of each of January 27, 2024 and July 29, 2023. The weighted-average discount rate was 3.7% and 3.1% as of January 27, 2024 and July 29, 2023, respectively.
The maturities of our operating leases (undiscounted) as of January 27, 2024 are as follows (in millions):

Fiscal Year	Amount
2024 (remaining six months)	$183
2025	303
2026	206
2027	129
2028	94
Thereafter	231
Total lease payments	1,146
Less interest	(113)
Total	$1,033
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $16 million and $30 million for the second quarter and the first six months of fiscal 2024, respectively, and $12 million and $24 million for the corresponding periods of fiscal 2023, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of January 27, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining six months)	$401
2025	369
2026	125
2027	91
2028	68
Thereafter	45
Total	1,099
Less: Present value of lease payments	(989)
Unearned income	$110
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	January 27, 2024	July 29, 2023
Operating lease assets	$125	$135
Accumulated depreciation	(72)	(78)
Operating lease assets, net	$53	$57
Our operating lease income was $15 million and $31 million for the second quarter and first six months of fiscal 2024, respectively, and $18 million and $39 million for the corresponding periods of fiscal 2023, respectively, and was included in product revenue in the Consolidated Statements of Operations.
Minimum future rentals on noncancelable operating leases as of January 27, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining six months)	$12
2025	16
2026	9
2027	1
Total	$38

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

January 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,850	$1,099	$6,949
Residual value	—	70	70
Unearned income	—	(110)	(110)
Allowance for credit loss	(53)	(16)	(69)
Total, net	$5,797	$1,043	$6,840
Reported as:
Current	$3,066	$410	$3,476
Noncurrent	2,731	633	3,364
Total, net	$5,797	$1,043	$6,840

July 29, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,910	$1,015	$6,925
Residual value	—	70	70
Unearned income	—	(88)	(88)
Allowance for credit loss	(53)	(19)	(72)
Total, net	$5,857	$978	$6,835
Reported as:
Current	$2,988	$364	$3,352
Noncurrent	2,869	614	3,483
Total, net	$5,857	$978	$6,835
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

January 27, 2024		Fiscal Year				Six Months Ended
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	January 27, 2024	Total
Loan Receivables:
1 to 4	$24	$164	$552	$783	$1,243	$1,008	$3,774
5 to 6	6	67	169	256	629	821	1,948
7 and Higher	4	4	12	87	18	3	128
Total Loan Receivables	$34	$235	$733	$1,126	$1,890	$1,832	$5,850
Lease Receivables:
1 to 4	$6	$31	$71	$71	$224	$215	$618
5 to 6	4	28	41	71	158	53	355
7 and Higher	1	1	2	4	5	3	16
Total Lease Receivables	$11	$60	$114	$146	$387	$271	$989
Total	$45	$295	$847	$1,272	$2,277	$2,103	$6,839

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2023		Fiscal Year
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	Total
Loan Receivables:
1 to 4	$10	$53	$251	$791	$1,077	$1,784	$3,966
5 to 6	3	14	131	287	465	936	1,836
7 and Higher	1	7	15	17	29	39	108
Total Loan Receivables	$14	$74	$397	$1,095	$1,571	$2,759	$5,910
Lease Receivables:
1 to 4	$2	$20	$57	$111	$84	$235	$509
5 to 6	2	13	44	58	87	191	395
7 and Higher	—	1	2	4	5	11	23
Total Lease Receivables	$4	$34	$103	$173	$176	$437	$927
Total	$18	$108	$500	$1,268	$1,747	$3,196	$6,837
The following tables present the aging analysis of gross receivables as of January 27, 2024 and July 29, 2023 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 27, 2024	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$55	$32	$74	$161	$5,689	$5,850	$23	$8	$8
Lease receivables	19	8	21	48	941	989	11	2	2
Total	$74	$40	$95	$209	$6,630	$6,839	$34	$10	$10

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2023	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$47	$20	$37	$104	$5,806	$5,910	$17	$12	$12
Lease receivables	16	4	23	43	884	927	6	3	3
Total	$63	$24	$60	$147	$6,690	$6,837	$23	$15	$15
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended January 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of October 28, 2023	$58	$16	$74
Provisions (benefits)	(1)	—	(1)
Recoveries (write-offs), net	(4)	—	(4)
Allowance for credit loss as of January 27, 2024	$53	$16	$69

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended January 28, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of October 29, 2022	$101	$19	$120
Provisions (benefits)	(3)	(1)	(4)
Other	(4)	1	(3)
Allowance for credit loss as of January 28, 2023	$94	$19	$113

Six Months Ended January 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	4	(3)	1
Recoveries (write-offs), net	(4)	—	(4)
Allowance for credit loss as of January 27, 2024	$53	$16	$69

Six Months Ended January 28, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(4)	(4)	(8)
Other	(5)	—	(5)
Allowance for credit loss as of January 28, 2023	$94	$19	$113

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

January 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,428	$3	$(34)	$2,397
U.S. government agency securities	354	—	(2)	352
Non-U.S. government and agency securities	364	—	—	364
Corporate debt securities	5,343	7	(210)	5,140
U.S. agency mortgage-backed securities	2,127	1	(197)	1,931
Commercial paper	828	—	—	828
Certificates of deposit	518	—	—	518
Total	$11,962	$11	$(443)	$11,530

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$3,587	$1	$(62)	$3,526
U.S. government agency securities	428	—	(5)	423
Non-U.S. government and agency securities	364	—	(1)	363
Corporate debt securities	7,238	3	(327)	6,914
U.S. agency mortgage-backed securities	2,421	14	(230)	2,205
Commercial paper	1,484	—	—	1,484
Certificates of deposit	677	—	—	677
Total	$16,199	$18	$(625)	$15,592
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Gross realized gains	$5	$3	$5	$3
Gross realized losses	(28)	(6)	(48)	(12)
Total	$(23)	$(3)	$(43)	$(9)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at January 27, 2024 and July 29, 2023 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,145	$(9)	$550	$(25)	$1,695	$(34)
U.S. government agency securities	224	—	39	(2)	263	(2)
Non-U.S. government and agency securities	200	—	—	—	200	—
Corporate debt securities	557	(2)	3,527	(178)	4,084	(180)
U.S. agency mortgage-backed securities	415	(6)	1,320	(191)	1,735	(197)
Commercial paper	10	—	—	—	10	—
Total	$2,551	$(17)	$5,436	$(396)	$7,987	$(413)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,394	$(26)	$931	$(36)	$3,325	$(62)
U.S. government agency securities	343	(2)	72	(3)	415	(5)
Non-U.S. government and agency securities	363	(1)	—	—	363	(1)
Corporate debt securities	1,736	(22)	4,315	(275)	6,051	(297)
U.S. agency mortgage-backed securities	658	(13)	1,438	(217)	2,096	(230)
Commercial paper	97	—	—	—	97	—
Certificates of deposit	2	—	—	—	2	—
Total	$5,593	$(64)	$6,756	$(531)	$12,349	$(595)
The following table summarizes the maturities of our available-for-sale debt investments as of January 27, 2024 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,686	$3,642
After 1 year through 5 years	6,149	5,957
Mortgage-backed securities with no single maturity	2,127	1,931
Total	$11,962	$11,530
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $426 million and $431 million as of January 27, 2024 and July 29, 2023, respectively. We recognized a net unrealized gain of $55 million and $17 million during the second quarter and first six months of fiscal 2024, respectively, and a net unrealized gain of $11 million and a net unrealized loss of $9 million during the corresponding periods of fiscal 2023, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $134 million for the second quarter and first six months of fiscal 2024, and a net gain of $3 million and a net loss of $8 million for the corresponding periods of fiscal 2023, respectively. We held equity interests in certain private equity funds of $0.8 billion and $0.9 billion as of January 27, 2024 and July 29, 2023, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of January 27, 2024, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.6 billion and $1.8 billion as of January 27, 2024 and July 29, 2023, respectively. Of the total carrying value of our investments in privately held companies as of January 27, 2024, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of January 27, 2024, we have total funding commitments of $0.2 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11. Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JANUARY 27, 2024			JULY 29, 2023
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$10,103	$—	$10,103	$6,496	$—	$6,496
Commercial paper	—	1,023	1,023	—	1,090	1,090
Certificates of deposit	—	2	2	—	47	47
Corporate debt securities	—	30	30	—	25	25
Non-U.S. government and agency securities	—	7	7	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	2,397	2,397	—	3,526	3,526
U.S. government agency securities	—	352	352	—	423	423
Non-U.S. government and agency securities	—	364	364	—	363	363
Corporate debt securities	—	5,140	5,140	—	6,914	6,914
U.S. agency mortgage-backed securities	—	1,931	1,931	—	2,205	2,205
Commercial paper	—	828	828	—	1,484	1,484
Certificates of deposit	—	518	518	—	677	677
Equity investments:
Marketable equity securities	426	—	426	431	—	431
Other current assets:
Money market funds	563	—	563	188	—	188
Other assets:
Money market funds	938	—	938	1,313	—	1,313
Derivative assets	—	50	50	—	32	32
Total	$12,030	$12,642	$24,672	$8,428	$16,786	$25,214
Liabilities:
Derivative liabilities	$—	$70	$70	$—	$75	$75
Total	$—	$70	$70	$—	$75	$75
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of January 27, 2024 and July 29, 2023 was $2.7 billion and $2.9 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of January 27, 2024, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of January 27, 2024, the fair value of our senior notes was $7.9 billion with a carrying amount of $7.7 billion. This compares to a fair value of $8.7 billion and a carrying amount of $8.4 billion as of July 29, 2023. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	January 27, 2024		July 29, 2023
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$997	6.35%	$1,733	4.45%
Commercial paper	3,939	5.39%	—	—%
Total	$4,936		$1,733
Effective February 6, 2024, we increased our borrowing capacity under our existing commercial paper program from $10.0 billion to $15.0 billion. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. As of February 19, 2024, we had approximately $6.9 billion of commercial paper notes outstanding.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		January 27, 2024		July 29, 2023
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	—	$750	2.27%
3.625%	March 4, 2024	1,000	6.35%	1,000	6.08%
3.50%	June 15, 2025	500	6.66%	500	6.38%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
Total		7,750		8,500
Unaccreted discount/issuance costs		(66)		(68)
Hedge accounting fair value adjustments		(18)		(41)
Total		$7,666		$8,391

Reported as:
Current portion of long-term debt		$997		$1,733
Long-term debt		6,669		6,658
Total		$7,666		$8,391
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that may be issued in the future pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 27, 2024, we were in compliance with all debt covenants.
As of January 27, 2024, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining six months)	$1,000
2025	500
2026	750
2027	1,500
Thereafter	4,000
Total	$7,750
(c)Credit Facility
On May 13, 2021, we entered into a 5-year $3.0 billion unsecured revolving credit agreement, as amended on April 18, 2023. On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of January 27, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

13.Derivative Instruments
(a)Summary of Derivative Instruments
We use derivative instruments primarily to manage exposures to foreign currency exchange rate, interest rate, and equity price risks. Our primary objective in holding derivatives is to reduce the volatility of earnings and cash flows associated with changes in foreign currency exchange rates, interest rates, and equity prices. Our derivatives expose us to credit risk to the extent that the counterparties may be unable to meet the terms of the agreement. We seek to mitigate such risks by limiting our counterparties to major financial institutions and requiring collateral in certain cases. In addition, the potential risk of loss with any one counterparty resulting from credit risk is monitored. Management does not expect material losses as a result of defaults by counterparties.
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 27, 2024	July 29, 2023	Balance Sheet Line Item	January 27, 2024	July 29, 2023
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$35	$22	Other current liabilities	$2	$—
Foreign currency derivatives	Other assets	13	9	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	3	17
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	15	24
Total		48	31		20	41
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	1	Other current liabilities	37	25
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	13	9
Total		2	1		50	34
Total		$50	$32		$70	$75
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	January 27, 2024	July 29, 2023	January 27, 2024	July 29, 2023
Short-term debt	$(997)	$(983)	$3	$17
Long-term debt	$(485)	$(476)	$15	$24

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Interest rate derivatives:
Hedged items	$(14)	$(7)	$(23)	$32
Derivatives designated as hedging instruments	14	7	23	(32)
Total	$—	$—	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Foreign currency derivatives	Other income (loss), net	$53	$140	$(77)	$68
Total return swaps—deferred compensation	Operating expenses and other	93	44	16	19
Equity derivatives	Other income (loss), net	—	5	2	4
Total		$146	$189	$(59)	$91
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	January 27, 2024	July 29, 2023
Foreign currency derivatives	$6,207	$5,419
Interest rate derivatives	1,500	1,500
Total return swaps—deferred compensation	879	792
Total	$8,586	$7,711
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $13 million and $40 million as of January 27, 2024 and July 29, 2023, respectively.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We enter into foreign exchange forward and option contracts to reduce the short-term effects of foreign currency fluctuations on assets and liabilities such as foreign currency receivables, long-term customer financings and payables. These derivatives are not designated as hedging instruments. Gains and losses on the contracts are included in other income (loss), net, and substantially offset foreign exchange gains and losses from the remeasurement of monetary assets and liabilities denominated in currencies other than the functional currency of the reporting entity.
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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 27, 2024	July 29, 2023
Less than 1 year	$4,711	$5,270
1 to 3 years	1,456	1,783
3 to 5 years	26	200
Total	$6,193	$7,253
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 27, 2024 and July 29, 2023, the liability for these purchase commitments was $538 million and $529 million, respectively, and was included in other current liabilities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the achievement of certain agreed-upon technology, development, product, or other milestones or upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Compensation expense related to acquisitions	$45	$49	$94	$123
As of January 27, 2024, we estimated that future cash compensation expense of up to $397 million may be required to be recognized pursuant to the applicable business combination agreements.
We also have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.2 billion and $0.3 billion as of January 27, 2024 and July 29, 2023, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 27, 2024	January 28, 2023
Balance at beginning of period	$329	$333
Provisions for warranties issued	198	188
Adjustments for pre-existing warranties	5	13
Settlements	(205)	(218)
Balance at end of period	$327	$316
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.6 billion and $7.5 billion for the second quarter of fiscal 2024 and 2023, respectively, and $14.8 billion and $15.1 billion for the first six months of fiscal 2024 and 2023, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.7 billion as of January 27, 2024 and July 29, 2023, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at January 27, 2024 and July 29, 2023, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 27, 2024	July 29, 2023
Maximum potential future payments	$138	$159
Deferred revenue	(23)	(34)
Total	$115	$125

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $165 million for the alleged evasion of import and other taxes, $929 million for interest, and $373 million for various penalties, all determined using an exchange rate as of January 27, 2024.
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
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. After two bench trials and various administrative actions and appeals, we have been found either to not have infringed any of the patents or the patents have been invalidated. There is an appeal of one of the invalidity decisions and we expect a further appeal by Centripetal.
Between April 2020 and February 2022, Centripetal also filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting a total of five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. In various proceedings in 2021, 2022, and 2023, we have been found to have not infringe three patents, one patent was invalidated, the utility model was invalidated, and the infringement action on the final patent is stayed due to a pending invalidity action. There are appeals pending and the next proceeding is expected in the second half of fiscal 2024.
On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement. We have filed our response and defenses to the complaint and the next proceedings are expected in the second half of fiscal 2024.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of the litigations at this time. If we do not prevail in these litigations, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019 and on February 26, 2021, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against Cisco and Acacia in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) and in the District of Delaware (“D. Del.”), respectively. Ramot is seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain optical transceiver modules and line cards infringe three patents. We challenged the

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

validity of the patents in the U.S. Patent and Trademark Office (“PTO”) and the pending District Court cases have been stayed. On September 28, 2021 and May 24, 2022, Cisco and Acacia filed two declaratory judgment actions of noninfringement against Ramot in D. Del on other Ramot patents. The next proceedings are expected in the first half of fiscal 2025.
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
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager infringes three patents. Egenera sought damages, including enhanced damages, and an injunction. Two of the asserted patents were dismissed, leaving Egenera’s infringement claim based on one asserted patent. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. On August 15, 2022, after a jury trial for the remaining patent, the jury returned a verdict in favor of Cisco. The District Court denied Egenera’s post-trial motions, and Egenera filed an appeal to the Federal Circuit on January 13, 2023 and the next proceedings are expected in the second half of fiscal 2024.
Viasat On November 6, 2019, Viasat, Inc. (“Viasat”) filed suit against Acacia in the California Superior Court for San Diego County (“SDSC”), alleging contract and trade secret claims for certain Acacia products sold from January 1, 2019 forward. On June 9, 2020, Viasat filed another suit in SDSC alleging contract and trade secret claims for sales of additional Acacia products. Both matters have been formally dismissed and resolved through a settlement for an amount that did not have a material effect on our Consolidated Financial Statements.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of January 27, 2024, the remaining authorized amount for stock repurchases under this program was approximately $8.4 billion with no termination date. The stock repurchase activity for fiscal 2024 and 2023 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2024
January 27, 2024	25	$49.54	$1,254
October 28, 2023	23	$54.53	$1,252

Fiscal 2023
July 29, 2023	25	$50.49	$1,254
April 29, 2023	25	$49.45	$1,259
January 28, 2023	26	$47.72	$1,256
October 29, 2022	12	$43.76	$502
There were stock repurchases of $50 million and $48 million that were pending settlement as of January 27, 2024 and July 29, 2023, respectively.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)    Dividends Declared
On February 14, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on April 24, 2024, to all stockholders of record as of the close of business on April 4, 2024. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of January 27, 2024, we had not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of January 27, 2024, 156 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. Under the Employee Stock Purchase Plan, we issued 10 million shares during the second quarter and first six months of fiscal 2024 and 9 million shares during the second quarter and first six months of fiscal 2023. As of January 27, 2024, 78 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Cost of sales—product	$58	$40	$100	$71
Cost of sales—service	81	66	142	116
Share-based compensation expense in cost of sales	139	106	242	187
Research and development	344	261	618	465
Sales and marketing	221	166	407	319
General and administrative	97	71	187	129
Restructuring and other charges	1	(3)	9	(3)
Share-based compensation expense in operating expenses	663	495	1,221	910
Total share-based compensation expense	$802	$601	$1,463	$1,097
Income tax benefit for share-based compensation	$202	$109	$345	$208
As of January 27, 2024, the total compensation cost related to unvested share-based awards not yet recognized was $5.4 billion which is expected to be recognized over approximately 2.2 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 30, 2022	97	$46.67
Granted and assumed	72	42.08
Vested	(39)	46.69	$1,746
Canceled/forfeited/other	(8)	45.17
Unvested balance at July 29, 2023	122	$44.04
Granted and assumed	48	50.58
Vested	(34)	42.87	$1,733
Canceled/forfeited/other	(4)	44.50
Unvested balance at January 27, 2024	132	$46.69

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first six months of fiscal 2024 and 2023 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	132	39	(81)	90
(Gains) losses reclassified out of AOCI	43	(23)	(2)	18
Tax benefit (expense)	(42)	(4)	1	(45)
Balance at January 27, 2024	$(307)	$30	$(1,235)	$(1,512)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 30, 2022	$(379)	$44	$(1,287)	$(1,622)
Other comprehensive income (loss) before reclassifications	(76)	(12)	106	18
(Gains) losses reclassified out of AOCI	9	(37)	(1)	(29)
Tax benefit (expense)	11	12	24	47
Balance at January 28, 2023	$(435)	$7	$(1,158)	$(1,586)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Income before provision for income taxes	$3,161	$3,415	$7,603	$6,890
Provision for income taxes	$527	$642	$1,331	$1,447
Effective tax rate	16.7%	18.8%	17.5%	21.0%
As of January 27, 2024, we had $2.0 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the second quarter and first six months of fiscal 2024 and 2023, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue:
Americas	$7,510	$7,825	$16,532	$15,738
EMEA	3,484	3,728	7,148	7,404
APJC	1,798	2,039	3,779	4,082
Total	$12,791	$13,592	$27,459	$27,224
Gross margin:
Americas	$4,932	$4,920	$10,901	$9,904
EMEA	2,373	2,469	4,919	4,795
APJC	1,226	1,298	2,554	2,571
Segment total	8,532	8,687	18,373	17,269
Unallocated corporate items	(315)	(260)	(599)	(496)
Total	$8,217	$8,427	$17,774	$16,773
Amounts may not sum due to rounding.
Revenue in the United States was $6.7 billion and $7.0 billion for the second quarter of fiscal 2024 and 2023, respectively and $14.9 billion and $14.0 billion for the first six months of fiscal 2024 and 2023, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Revenue:
Networking	$7,081	$8,092	$15,904	$16,123
Security	973	943	1,984	1,914
Collaboration	989	958	2,106	2,044
Observability	188	162	378	319
Total Product	9,232	10,155	20,371	20,400
Services	3,559	3,437	7,088	6,824
Total	$12,791	$13,592	$27,459	$27,224
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net income	$2,634	$2,773	$6,272	$5,443
Weighted-average shares—basic	4,055	4,103	4,056	4,105
Effect of dilutive potential common shares	18	13	23	10
Weighted-average shares—diluted	4,073	4,116	4,079	4,115
Net income per share—basic	$0.65	$0.68	$1.55	$1.33
Net income per share—diluted	$0.65	$0.67	$1.54	$1.32
Antidilutive employee share-based awards, excluded	58	17	56	91

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	% Variance		January 27, 2024	January 28, 2023	% Variance
Revenue	$12,791	$13,592	(6)%		$27,459	$27,224	1%
Gross margin percentage	64.2%	62.0%	2.2	pts	64.7%	61.6%	3.1	pts
Research and development	$1,943	$1,855	5%		$3,856	$3,636	6%
Sales and marketing	$2,458	$2,384	3%		$4,964	$4,775	4%
General and administrative	$642	$582	10%		$1,314	$1,147	15%
Total research and development, sales and marketing, general and administrative	$5,043	$4,821	5%		$10,134	$9,558	6%
Total as a percentage of revenue	39.4%	35.5%	3.9	pts	36.9%	35.1%	1.8	pts
Restructuring and other charges included in operating expenses	$12	$243	(95)%		$135	$241	(44)%
Operating income as a percentage of revenue	24.2%	24.2%	—	pts	26.8%	25.1%	1.7	pts
Interest and other income (loss), net	$65	$123	(47)%		$231	$58	NM
Income tax percentage	16.7%	18.8%	(2.1)	pts	17.5%	21.0%	(3.5)	pts
Net income	$2,634	$2,773	(5)%		$6,272	$5,443	15%
Net income as a percentage of revenue	20.6%	20.4%	0.2	pts	22.8%	20.0%	2.8	pts
Earnings per share—diluted	$0.65	$0.67	(3)%		$1.54	$1.32	17%
Percentages may not recalculate due to rounding.
NM — Not meaningful

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Total revenue decreased by 6% compared with the second quarter of fiscal 2023. Within total revenue, product revenue decreased by 9% and service revenue increased by 4%. In the second quarter of fiscal 2024, total software revenue was flat at $4.2 billion across all product areas and service. Within total software revenue, subscription revenue increased 5%.
In the second quarter of fiscal 2024, we saw customers more closely scrutinizing spend given the high level of uncertainty in the macroeconomic environment. Additionally, our customers and third-party resellers are continuing to implement elevated levels of product shipments from recent quarters, which we believe contributed to the decline in product demand. For the product categories in which we can measure customer inventory absorption, we are seeing steady progress. However, we believe we are an additional one to two quarters away from full implementation of product shipments, which is longer than we initially expected. We saw this dynamic primarily with our service provider and cloud customers and enterprise customers. We believe these impacts on product demand may continue through at least the end of fiscal 2024.
Total gross margin increased by 2.2 percentage points. Product gross margin increased by 2.5 percentage points, largely driven by productivity improvements and favorable product mix, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 3.9 percentage points. Operating income as a percentage of revenue was flat driven by higher product gross margin offset by higher operating expenses in the second quarter of fiscal 2024. Diluted earnings per share decreased 3%, driven by a decrease of 5% in net income, partially offset by a decrease in diluted share count of 43 million shares.
In terms of our geographic segments, revenue from the Americas decreased by $315 million, EMEA revenue decreased by $244 million and APJC revenue decreased by $241 million. From a customer market standpoint, we experienced product revenue declines in the enterprise and service provider and cloud markets, partially offset by growth in the public sector market. From a product category perspective, the product revenue decrease of 9% was driven by a decline in revenue in Networking of 12%. This decline was partially offset by product revenue growth in Security of 3%, Collaboration of 3% and Observability of 16%.
We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations. Further, we continued to make progress in the transition of our business model by delivering increased software subscription revenue. We remain focused on accelerating innovation across our portfolio, and we believe that we are making progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment. While the overall environment remains uncertain, we continue to invest in priority areas with the objective of driving profitable growth over the long term.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Total revenue increased 1%, with product revenue flat and service revenue increasing 4%. Total gross margin increased 3.1 percentage points due to productivity improvements, favorable product mix and favorable pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.8 percentage points. Operating income as a percentage of revenue increased by 1.7 percentage points. We incurred restructuring and other charges of $135 million in the first six months of fiscal 2024. Diluted earnings per share increased 17%, driven by an increase of 15% in net income, partially offset by a decrease in diluted share count of 36 million shares.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter of fiscal 2024 (in millions):

	January 27, 2024	July 29, 2023
Cash and cash equivalents and investments	$25,671	$26,146
Remaining performance obligations	$35,656	$34,868
Inventories	$3,209	$3,644

	Six Months Ended
	January 27, 2024	January 28, 2023
Cash provided by operating activities	$3,179	$8,701
Repurchases of common stock—stock repurchase program	$2,506	$1,758
Dividends paid	$3,163	$3,120

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
Our provision for inventory was $258 million and $92 million for the first six months of fiscal 2024 and 2023, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $128 million and $199 million for the first six months of fiscal 2024 and 2023, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the Supply Constraints Impacts and Risks, see “—Results of Operations—Gross Margin—Supply Constraints Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2024 and 2023.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 16.7% and 18.8% in the second quarter of fiscal 2024 and 2023, respectively, and 17.5% and 21.0% in the first six months of fiscal 2024 and 2023, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,232	$10,155	$(923)	(9)%	$20,371	$20,400	$(29)	—%
Percentage of revenue	72.2%	74.7%			74.2%	74.9%
Service	3,559	3,437	122	4%	7,088	6,824	264	4%
Percentage of revenue	27.8%	25.3%			25.8%	25.1%
Total	$12,791	$13,592	$(801)	(6)%	$27,459	$27,224	$235	1%
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,510	$7,825	$(315)	(4)%	$16,532	$15,738	$794	5%
Percentage of revenue	58.7%	57.6%			60.2%	57.8%
EMEA	3,484	3,728	(244)	(7)%	7,148	7,404	(256)	(3)%
Percentage of revenue	27.2%	27.4%			26.0%	27.2%
APJC	1,798	2,039	(241)	(12)%	3,779	4,082	(303)	(7)%
Percentage of revenue	14.1%	15.0%			13.8%	15.0%
Total	$12,791	$13,592	$(801)	(6)%	$27,459	$27,224	$235	1%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Total revenue decreased by 6%. Product revenue decreased by 9% and service revenue increased by 4%. Our total revenue reflected declines across each of our geographic segments.
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
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Total revenue increased by 1%. Product revenue was flat and service revenue increased by 4%. Our total revenue reflected growth in the Americas segment, partially offset by declines in the EMEA and APJC segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,346	$5,728	$(382)	(7)%	$12,197	$11,574	$623	5%
Percentage of product revenue	57.9%	56.4%			59.9%	56.8%
EMEA	2,638	2,917	(279)	(10)%	5,478	5,803	(325)	(6)%
Percentage of product revenue	28.6%	28.7%			26.9%	28.4%
APJC	1,248	1,510	(262)	(17)%	2,696	3,023	(327)	(11)%
Percentage of product revenue	13.5%	14.9%			13.2%	14.8%
Total	$9,232	$10,155	$(923)	(9)%	$20,371	$20,400	$(29)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Product revenue in the Americas segment decreased by 7%, with declines in the service provider and cloud and enterprise markets, partially offset by growth in the public sector market. From a country perspective, product revenue decreased in the United States, Canada and Brazil by 6%, 14% and 14%, respectively, partially offset by growth in product revenue in Mexico of 6%.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Product revenue in the Americas segment increased by 5%, with growth in the public sector market, partially offset by a decline in the service provider and cloud market. Product revenue in the enterprise market was flat. From a country perspective, product revenue increased in the United States and Mexico by 6% and 5%, respectively, partially offset by declines in product revenue in Canada and Brazil of 7% and 3%, respectively.
EMEA
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Product revenue in the EMEA segment decreased by 10%, driven by declines in the enterprise and service provider and cloud markets, partially offset by growth in the public sector market. From a country perspective, product revenue decreased in Germany, the United Kingdom and France by 20%, 13% and 8%, respectively.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Product revenue in the EMEA segment decreased by 6%, driven by declines in the enterprise and service provider and cloud markets, partially offset by growth in the public sector market. From a country perspective, product revenue decreased in Germany, the United Kingdom and France by 10%, 9% and 14%, respectively.
APJC
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Product revenue in the APJC segment decreased by 17%, with declines across each of the customer markets. From a country perspective, product revenue decreased in Japan, Australia, India and China by 19%, 7%, 27% and 39%, respectively.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Product revenue in the APJC segment decreased by 11%, with declines across each of the customer markets. From a country perspective, product revenue decreased in Japan, Australia, India and China by 16%, 6%, 7% and 39%, respectively.

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
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent
Product Revenue
Networking	$7,081	$8,092	$(1,011)	(12)%	$15,904	$16,123	$(219)	(1)%
Security	973	943	30	3%	1,984	1,914	70	4%
Collaboration	989	958	31	3%	2,106	2,044	62	3%
Observability	188	162	26	16%	378	319	59	18%
Total	$9,232	$10,155	$(923)	(9)%	$20,371	$20,400	$(29)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
The Networking product category represents our core networking technologies of switching, routing, wireless, 5G, silicon, optics solutions and compute products. Revenue from the Networking product category decreased by 12%, or $1.0 billion. Revenue declined in both campus switching and data center switching, as well as in wireless and routed optical networking. The revenue declines in the Networking product category were primarily in the enterprise and service provider and cloud markets.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Revenue from the Networking product category decreased by 1%, or $219 million. Revenue grew in both campus switching and data center switching, primarily driven by growth in our Catalyst 9000 series and Nexus 9000 series offerings. We experienced a revenue decline in enterprise routing, although we saw revenue growth in our SD-WAN offerings. The decrease in wireless was primarily driven by our WiFi-6 products and Meraki offerings. We also saw a revenue decline in routed optical networking, although we saw revenue growth in our Cisco 8000 series offerings.
Security
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
The Security product category consists of our Cloud and Application Security, Industrial Security, Network Security, and User and Device Security offerings. Revenue in our Security product category increased by 3%, or $30 million, primarily driven by double-digit growth in our Zero Trust offerings.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Revenue from the Security product category increased by 4%, or $70 million, primarily driven by growth in our Zero Trust and Threat Intelligence, Detection and Response offerings.
Collaboration
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
The Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased by 3%, or $31 million, primarily driven by growth in our Collaboration Devices and Calling offerings, partially offset by a decline in Meetings.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Revenue from our Collaboration product category increased by 3%, or $62 million, primarily driven by growth in Calling and Collaboration Devices, partially offset by a decline in Meetings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Observability
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
The Observability product category consists of our full stack observability offerings. Revenue in our Observability product category increased 16%, or $26 million, driven by growth across the portfolio, including double-digit growth in our ThousandEyes offerings.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Revenue from the Observability product category increased by 18%, or $59 million, driven by primarily driven by growth in our ThousandEyes offerings.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,164	$2,097	$67	3%	$4,335	$4,164	$171	4%
Percentage of service revenue	60.8%	61.0%			61.2%	61.0%
EMEA	846	812	34	4%	1,670	1,601	69	4%
Percentage of service revenue	23.8%	23.6%			23.6%	23.5%
APJC	550	529	21	4%	1,084	1,059	25	2%
Percentage of service revenue	15.4%	15.4%			15.2%	15.5%
Total	$3,559	$3,437	$122	4%	$7,088	$6,824	$264	4%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 4% in the second quarter of fiscal 2024 compared with the second quarter of fiscal 2023, primarily driven by revenue growth in our solution support and advisory services, partially offset by declines in our software support offerings. Service revenue increased across each of our geographic segments for the second quarter of fiscal 2024.
Service revenue increased 4% in the first six months of fiscal 2024 compared to the first six months of fiscal 2023, primarily driven by revenue growth in our solution support offerings, advisory services and maintenance business, partially offset by declines in our software support offerings. Service revenue increased across each of our geographic segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Gross margin:
Product	$5,789	$6,117	62.7%	60.2%	$12,971	$12,183	63.7%	59.7%
Service	2,428	2,310	68.2%	67.2%	4,803	4,590	67.8%	67.3%
Total	$8,217	$8,427	64.2%	62.0%	$17,774	$16,773	64.7%	61.6%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2024, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2023	60.2%	59.7%
Productivity (1)	2.6%	2.7%
Product pricing	(0.5)%	0.6%
Mix of products sold	1.0%	1.1%
Others	(0.6)%	(0.4)%
Fiscal 2024	62.7%	63.7%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Product gross margin increased by 2.5 percentage points primarily driven by productivity improvements, largely driven by lower freight, logistics and components costs, and favorable product mix. These impacts were partially offset by pricing erosion.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Product gross margin increased by 4.0 percentage points primarily driven by productivity improvements, largely driven by lower freight, logistics and components costs, favorable product mix and favorable pricing.
Supply Constraints Impacts and Risks
In past periods, we took multiple actions in order to mitigate component shortages and address significant supply constraints. Additionally, these supply constraints resulted in significant increased costs (i.e., component and other commodity costs, expedite fees, etc.) which had a negative impact on our product gross margin and resulted in extended lead times for us and our customers. The mitigating actions we took included: partnering with several of our key suppliers utilizing our volume purchasing ability and extending supply coverage, including, in certain cases, revising supplier arrangements; paying and committing to pay in the future significantly higher costs for certain components; modifying our product designs in order to leverage alternate suppliers, where possible; and continually optimizing our inventory build and customer delivery plans, among others. These mitigating actions have resulted in increased inventory supply chain balances compared to historical levels. This in turn has increased our supply chain exposure, which could result in negative impacts to our product gross margin in future periods, including material excess and obsolete charges, if product demand significantly decreases for a sustained duration or we are unable to continue to mitigate the remaining supply chain exposures. We believe these mitigating actions have helped us to optimize our access to critical components and meet customer demand for our products as a result of the component shortages and significant supply constraints we saw in past periods. While we have seen a decrease in our overall inventory supply chain balances in recent periods, these balances continue to be higher as compared to historical levels.
Service Gross Margin
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Our service gross margin percentage increased by 1.0 percentage points primarily due to higher sales volume and lower delivery costs, partially offset by higher headcount-related costs and unfavorable mix of service offerings.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Service gross margin increased by 0.5 percentage points primarily due to higher sales volume and lower delivery costs, partially offset by higher headcount-related costs and unfavorable mix of service offerings.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Gross margin:
Americas	$4,932	$4,920	65.7%	62.9%	$10,901	$9,904	65.9%	62.9%
EMEA	2,373	2,469	68.1%	66.2%	4,919	4,795	68.8%	64.8%
APJC	1,226	1,298	68.2%	63.6%	2,554	2,571	67.6%	63.0%
Segment total	8,532	8,687	66.7%	63.9%	18,373	17,269	66.9%	63.4%
Unallocated corporate items (1)	(315)	(260)			(599)	(496)
Total	$8,217	$8,427	64.2%	62.0%	$17,774	$16,773	64.7%	61.6%
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
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
We experienced a gross margin percentage increase in our Americas segment due to positive impacts from productivity improvements, favorable product mix and higher service gross margin, slightly offset by pricing erosion.
Gross margin percentage in our EMEA segment increased primarily due to positive impacts from productivity improvements, and, to a lesser extent, favorable product mix, partially offset by pricing erosion.
The APJC segment gross margin percentage increase was primarily due to positive impacts from productivity improvements and favorable product mix, partially offset by pricing erosion and lower service gross margin.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
The Americas segment had a gross margin percentage increase driven by positive impacts from productivity improvements, favorable pricing and, to a lesser extent, favorable product mix.
The gross margin percentage increase in our EMEA segment was primarily due to positive impacts from productivity improvements and favorable product mix, partially offset by pricing erosion.
The APJC segment gross margin percentage increase was driven by positive impacts from productivity improvements and favorable product mix, partially offset by pricing erosion.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent	January 27, 2024	January 28, 2023	Variance in Dollars	Variance in Percent
Research and development	$1,943	$1,855	$88	5%	$3,856	$3,636	$220	6%
Percentage of revenue	15.2%	13.6%			14.0%	13.4%
Sales and marketing	2,458	2,384	74	3%	4,964	4,775	189	4%
Percentage of revenue	19.2%	17.5%			18.1%	17.5%
General and administrative	642	582	60	10%	1,314	1,147	167	15%
Percentage of revenue	5.0%	4.3%			4.8%	4.2%
Total	$5,043	$4,821	$222	5%	$10,134	$9,558	$576	6%
Percentage of revenue	39.4%	35.5%			36.9%	35.1%
R&D Expenses
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
R&D expenses increased due to higher share-based compensation expense and higher discretionary spending, partially offset by lower headcount-related expenses and lower contracted services spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
R&D expenses increased due to higher share-based compensation expense, higher discretionary spending and higher headcount-related expenses, partially offset by lower contracted services spending.
Sales and Marketing Expenses
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Sales and marketing expenses increased primarily due to higher share-based compensation expense, higher discretionary spending and higher headcount-related expenses, partially offset by lower contracted services spending.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Sales and marketing expenses increased primarily due to higher share-based compensation expense, higher discretionary spending and higher headcount-related expenses, partially offset by lower contracted services spending.
G&A Expenses
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
G&A expenses increased due to higher share-based compensation expense, higher discretionary spending, higher acquisition and divestitures related costs, higher headcount-related expenses, and higher contracted services spending.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
G&A expenses increased due to higher share-based compensation expense, higher discretionary spending, higher acquisition and divestitures related costs, higher headcount-related expenses, and higher contracted services spending.
Effect of Foreign Currency
In the second quarter of fiscal 2024, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $23 million, or 0.5%, compared with the second quarter of fiscal 2023.
In the first six months of fiscal 2024, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $49 million, or 0.5%, compared with the first six months of fiscal 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Amortization of purchased intangible assets:
Cost of sales	$180	$158	$366	$316
Operating expenses	66	71	133	142
Total	$246	$229	$499	$458
For each of the second quarter and first six months of fiscal 2024, the increase in amortization of purchased intangible assets was primarily due to amortization of purchased intangibles from our recent acquisitions, partially offset by certain purchased intangible assets that became fully amortized.
Restructuring and Other Charges
In the third quarter of fiscal 2024, we initiated a restructuring plan in order to realign the organization and enable further investment in key priority areas. This restructuring plan will impact approximately 5% of our global workforce. The total pretax charges are estimated to be approximately $800 million. We expect this plan to be substantially completed during the first half of fiscal 2025. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key priority areas. As a result, the overall cost savings from this restructuring plan are not expected to be material for future periods.
In the second quarter of fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas. In connection with this restructuring plan, we incurred charges of $12 million and $135 million in the second quarter and first six months of fiscal 2024 and have incurred cumulative charges of $670 million to date. We completed this restructuring plan in the second quarter of fiscal 2024. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key priority areas. As a result, the overall cost savings from this restructuring plan are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Operating income	$3,096	$3,292	$7,372	$6,832
Operating income as a percentage of revenue	24.2%	24.2%	26.8%	25.1%
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
Operating income decreased by 6%, and operating income as a percentage of revenue was flat. These changes resulted primarily from a revenue decrease partially offset by a gross margin percentage increase (driven by productivity improvements and favorable product mix, partially offset by pricing erosion).
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
Operating income increased by 8%, and operating income as a percentage of revenue increased by 1.7 percentage points. These changes resulted primarily from a revenue increase and gross margin percentage increase (driven by productivity improvements, favorable product mix and favorable pricing), partially offset by higher operating expenses.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	January 27, 2024	January 28, 2023	Variance in Dollars
Interest income	$324	$219	$105	$684	$388	$296
Interest expense	(120)	(107)	(13)	(231)	(207)	(24)
Interest income (expense), net	$204	$112	$92	$453	$181	$272
For each of the second quarter and first six months of fiscal 2024, the increase in interest income was driven by higher average balance of cash and available-for-sale debt investments and higher interest rates. The increase in interest expense was primarily driven by higher interest rates and issuance of commercial paper notes, partially offset by a lower average long-term debt balance.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 27, 2024	January 28, 2023	Variance in Dollars	January 27, 2024	January 28, 2023	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(23)	$(3)	$(20)	$(43)	$(9)	$(34)
Marketable equity investments	62	19	43	16	(2)	18
Privately held investments	(150)	19	(169)	(155)	(73)	(82)
Net gains (losses) on investments	(111)	35	(146)	(182)	(84)	(98)
Other gains (losses), net	(28)	(24)	(4)	(40)	(39)	(1)
Other income (loss), net	$(139)	$11	$(150)	$(222)	$(123)	$(99)
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
The change in our other income (loss), net was primarily driven by impairment charges on our privately held investments and changes in net gains (losses) on available-for-sale debt investments and marketable equity investments.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
The change in our other income (loss), net was primarily driven by impairment charges on our privately held investments, lower realized losses on our privately held investments, and changes in net gain (losses) on available-for-sale debt investments and marketable equity investments.
Provision for Income Taxes
Three Months Ended January 27, 2024 Compared with Three Months Ended January 28, 2023
The provision for income taxes resulted in an effective tax rate of 16.7% for the second quarter of fiscal 2024 compared with 18.8% for the second quarter of fiscal 2023. The decrease in the effective tax rate was primarily due to an increase in share-based compensation windfall benefit and an increase in the benefit from income taxed at other than U.S. rates, partially offset by a decrease in foreign derived intangible income deduction benefit.
Six Months Ended January 27, 2024 Compared with Six Months Ended January 28, 2023
The provision for income taxes resulted in an effective tax rate of 17.5% for the first six months of fiscal 2024 compared with 21.0% for the first six months of fiscal 2023. The decrease in the effective tax rate was primarily due to an increase in the benefit from income taxed at other than U.S. rates and a decrease in net discrete tax expenses, partially offset by a decrease in foreign derived intangible income deduction benefit.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 27, 2024	July 29, 2023	Increase (Decrease)
Cash and cash equivalents	$13,715	$10,123	$3,592
Available-for-sale debt investments	11,530	15,592	(4,062)
Marketable equity securities	426	431	(5)
Total	$25,671	$26,146	$(475)
The net decrease in cash and cash equivalents and investments in the first six months of fiscal 2024 was primarily driven by cash returned to stockholders in the form of cash dividends of $3.2 billion and repurchases of common stock of $2.5 billion, net cash paid for acquisitions and divestitures of $0.9 billion, a net decrease of debt of $0.8 billion and capital expenditures of $0.3 billion. These uses of cash were partially offset by issuance of commercial paper notes, net of $3.9 billion and net cash provided by operating activities of $3.2 billion. The net cash provided by operating activities for the first six months of fiscal 2024 includes the fiscal 2023 federal tax payment of $2.8 billion that was deferred by the IRS as a result of the California floods and the U.S. transition tax payment of $1.4 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 27, 2024 and July 29, 2023, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 27, 2024	January 28, 2023
Net cash provided by operating activities	$3,179	$8,701
Acquisition of property and equipment	(304)	(346)
Free cash flow	$2,875	$8,355

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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2024
January 27, 2024	$0.39	$1,583	25	$49.54	$1,254	$2,837
October 28, 2023	$0.39	$1,580	23	$54.53	$1,252	$2,832

Fiscal 2023
July 29, 2023	$0.39	$1,589	25	$50.49	$1,254	$2,843
April 29, 2023	$0.39	$1,593	25	$49.45	$1,259	$2,852
January 28, 2023	$0.38	$1,560	26	$47.72	$1,256	$2,816
October 29, 2022	$0.38	$1,560	12	$43.76	$502	$2,062
On February 14, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on April 24, 2024, to all stockholders of record as of the close of business on April 4, 2024. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $8.4 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	January 27, 2024	July 29, 2023	Increase (Decrease)
Accounts receivable, net	$4,884	$5,854	$(970)
Our accounts receivable net, as of January 27, 2024 decreased by approximately 17%, as compared with the end of fiscal 2023, primarily due to timing and amount of product and service billings in the second quarter of fiscal 2024 compared with the fourth quarter of fiscal 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	January 27, 2024	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Inventories	$3,209	$3,644	$2,568	$(435)	$641
Inventory purchase commitments	$6,193	$7,253	$12,964	$(1,060)	$(6,771)
Inventory deposits and prepayments	$1,160	$1,109	$1,484	$51	$(324)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 27, 2024	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Less than 1 year	$4,711	$5,270	$9,954	$(559)	$(5,243)
1 to 3 years	1,456	1,783	2,240	(327)	(784)
3 to 5 years	26	200	770	(174)	(744)
Total	$6,193	$7,253	$12,964	$(1,060)	$(6,771)
Inventory as of January 27, 2024 decreased by 12% and inventory purchase commitments with contract manufacturers and suppliers decreased by 15% from our balances at the end of fiscal 2023. The combined decrease of 14% in our inventory and inventory purchase commitments as compared with the end of fiscal 2023 was primarily due to fulfillment of customer demand as overall supply constraints improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
We began increasing our inventory supply chain balances starting in fiscal 2021 in order to address significant supply constraints seen industry-wide. The increases were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as well as advance payments with suppliers to secure future supply, as a result of the supply constraints. As discussed, our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 27, 2024	July 29, 2023	Increase (Decrease)
Loan receivables, net	$5,797	$5,857	$(60)
Lease receivables, net	1,043	978	65
Total, net	$6,840	$6,835	$5

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables was flat as compared with the end of fiscal 2023.
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
The volume of channel partner financing was $14.8 billion and $15.1 billion for the first six months of fiscal 2024 and 2023, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.7 billion as of January 27, 2024 and July 29, 2023, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 27, 2024, the total maximum potential future payments related to these guarantees was approximately $138 million, of which approximately $23 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 27, 2024	July 29, 2023
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	$750
3.625%	March 4, 2024	1,000	1,000
3.50%	June 15, 2025	500	500
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
Total		$7,750	$8,500
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 27, 2024.
Commercial Paper Effective February 6, 2024, we increased our borrowing capacity under our commercial paper program from $10.0 billion to $15.0 billion. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $3.9 billion and no commercial paper notes outstanding as of January 27, 2024 and July 29, 2023, respectively. As of February 19, 2024, we had approximately $6.9 billion of commercial paper notes outstanding.
Credit Facility On May 13, 2021, we entered into a 5-year $3.0 billion unsecured revolving credit agreement, as amended on April 18, 2023. On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of January 27, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	January 27, 2024	July 29, 2023	Increase (Decrease)
Product	$16,249	$15,802	$447
Service	19,407	19,066	341
Total	$35,656	$34,868	$788

Short-term RPO	$17,930	$17,910	$20
Long-term RPO	17,726	16,958	768
Total	$35,656	$34,868	$788
Total remaining performance obligations as of January 27, 2024 increased 2% compared to the end of fiscal 2023. Remaining performance obligations for product increased by 3% compared to the end of fiscal 2023. Remaining performance obligations for service increased by 2%. We expect approximately 50% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 27, 2024	July 29, 2023	Increase (Decrease)
Product	$11,640	$11,505	$135
Service	14,131	14,045	86
Total	$25,771	$25,550	$221
Reported as:
Current	$14,011	$13,908	$103
Noncurrent	11,760	11,642	118
Total	$25,771	$25,550	$221
Total deferred revenue increased 1% compared to the end of fiscal 2023. The increase in deferred product revenue of 1% was primarily due to increased deferrals related to our recurring software offerings. The increase in deferred service revenue of 1% was driven by the impact of contract renewals, partially offset by ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of January 27, 2024 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $4.1 billion. Approximately $1.8 billion is payable in fiscal 2025 and $2.3 billion is payable in fiscal 2026.
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
We also have certain funding commitments primarily related to our privately held investments. The funding commitments were $0.2 billion and $0.3 billion as of January 27, 2024 and July 29, 2023, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of January 27, 2024 there were no material unconsolidated variable interest entities.
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
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs (including inventory and other supply related payments), capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future customer financings, and other liquidity requirements associated with our operations. We recently announced our intent to acquire Splunk. Under the terms of the agreement, we have agreed to pay $157 per share in cash, representing approximately $28 billion in equity value. We anticipate this transaction will be financed with a combination of cash and debt. The acquisition is expected to close late in the first quarter or early in the second quarter of calendar year 2024, subject to regulatory approval and other customary closing conditions. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of January 27, 2024. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.8 billion as of each of January 27, 2024 and July 29, 2023. As of January 27, 2024, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 27, 2024, we had $7.8 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $7.7 billion, and the related fair value based on market prices was $7.9 billion. As of January 27, 2024, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $1.5 billion of hedged debt, by a decrease or increase of approximately $0.2 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $426 million and $431 million as of January 27, 2024 and July 29, 2023, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $1.6 billion and $1.8 billion as of January 27, 2024 and July 29, 2023, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 27, 2024		July 29, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,201	$(48)	$3,014	$(33)
Sold	$3,006	$46	$2,406	$31
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2024, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately

$49 million, or 0.5%, compared with the first six months of fiscal 2023. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Challenging economic conditions, including rising inflation, or other changes, worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service provider and cloud as well as enterprise and other customer markets as well; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints;

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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, especially in light of a challenging and inconsistent global macroeconomic environment (including as a result of the on-going Russia and Ukraine war and the Israel-Hamas war), and related market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in the second quarter of fiscal 2024, and in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be adversely affected if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. For example, we are currently seeing some slowing in orders from customers, particularly enterprise, service provider and cloud customers, as they implement elevated levels of product shipments from prior quarters, as discussed above. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be adversely affected if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant effect on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations, which in turn contribute to an increase in inventory and purchase commitments. In prior periods, we increased our inventory and purchase commitments in light of the significant supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if product demand significantly weakens for a sustained duration. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For example, we have seen a high level of uncertainty in the macroeconomic environment and our customers and third-party resellers continuing to implement shipments from recent prior quarters. As a result of these impacts, we saw a decline in product demand in the second quarter of fiscal 2024 and we believe these impacts may continue through at least the end of fiscal 2024. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could have a material adverse impact on our operations and financial results. For additional information and a further discussion of impacts and risks related to our supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.
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
Our operating results would also be adversely affected if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur during periods of demand uncertainties such as we have experienced in recent periods and expect to continue to experience over the short- and medium-term, such as those we are experiencing with customers, particularly enterprise, service provider and cloud customers, as they implement elevated levels of product shipments from prior quarters, as discussed above. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In past periods, we increased our inventory and purchase commitments in light of the supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if we fail to anticipate customer demand properly and product demand significantly weakens for a sustained duration. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For example, we have seen a high level of uncertainty in the macroeconomic environment and our customers and third-party resellers continuing to implement shipments from recent prior quarters. As a result of these impacts, we saw a decline in product demand in the second quarter of fiscal 2024 and we believe these impacts may continue through at least the end of fiscal 2024. For additional information and a further discussion of impacts and risks related to our supply constraints, inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Constraints Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Although our product gross margin increased in the first half of fiscal 2024 and in fiscal 2023, our level of product gross margins declined in fiscal 2022 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider and cloud market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Networking and Collaboration products, in addition to longer sales cycles. Service provider and cloud product orders significantly decreased during the first half of fiscal 2024 and fiscal 2023 and we have experienced similar weakness in certain prior periods. Product orders from the service provider and cloud market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could have a material adverse effect on our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been materially and adversely affected by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have materially harmed our business and operating results in the past, and could affect our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
Consummation of the acquisition of Splunk is subject to the satisfaction or waiver of customary closing conditions, including without limitation (i) the approval of the merger under applicable antitrust and foreign investment regimes, (ii) the absence of any order, injunction or law prohibiting the merger, (iii) the accuracy of the other party’s representations and warranties, subject to certain standards set forth in the merger agreement, (iv) compliance in all material respects with the other party’s obligations under the merger agreement, and (v) no material adverse effect to Splunk having occurred since the date of the merger agreement. There can be no assurance that these or other closing conditions will be satisfied on the timeline anticipated or at all. Any delay in completing the acquisition could cause us not to realize some or all of the anticipated benefits when expected, if at all. If the acquisition of Splunk is not completed, our stock price could be impacted to the extent it reflects an assumption that we will complete the acquisition. Furthermore, if the acquisition of Splunk is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including incurring significant transaction costs that we would be unable to recover, negative publicity and damage to our reputation. Additionally, if the merger agreement is terminated under certain specified circumstances, including termination following an injunction arising in connection with certain antitrust laws, we would be required to pay Splunk a termination fee of approximately $1.5 billion. Furthermore, we anticipate this transaction will be financed with a combination of cash and debt. There can be no assurance that we will obtain financing on terms we find acceptable, and we may be required to finance a portion of the purchase price at interest rates higher than currently expected. Limitations on our ability to obtain financing, a reduction in our liquidity or an increase in our borrowing costs may adversely affect our business, operating results, and financial condition.
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
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks and challenges and may result in unintended consequences that could affect its further development or our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI capabilities to potentially improve our internal functions and operations also presents further risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.
The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could also (i) give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union, and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; (ii) damage our reputation; or (iii) otherwise materially harm our business.
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
We are a party to lawsuits in the normal course of our business. Additionally, in connection with the Russia and Ukraine war and our decision to stop business operations and orderly wind down our business in Russia and Belarus, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to such decisions and regulatory requirements. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of the second quarter of fiscal 2024. Any litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could have a material adverse effect on our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war and the Israel-Hamas war), and other events (such as economic sanctions, trade restrictions and reactions of the governments, markets and the general public, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.
There can be no assurance that our operating results and financial condition will not be adversely affected by our incurrence of debt.
As of the end of the second quarter of fiscal 2024, we have senior unsecured notes outstanding in an aggregate principal amount of $7.8 billion that mature at specific dates from calendar year 2024 through 2040. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $3.9 billion in commercial paper notes outstanding under this program as of January 27, 2024. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt incurred to finance the acquisition of Splunk or to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not adversely affect our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
We experience cyber attacks and other attempts to gain unauthorized access to our products, services, and IT environment (as defined below) on a regular basis, and we anticipate continuing to be subject to such attempts as cyber attacks become increasingly sophisticated and more difficult to predict and protect against. Despite our implementation of security measures, (i) our products and services, and (ii) the servers, data centers, and cloud-based solutions on which our and third-party data are stored or processed (including servers, data centers and cloud-based solutions operated by third parties on which we rely) (collectively, our “IT environment”), are vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, tampering or other theft or misuse, including by employees, contingent workers, malicious actors, or nation-states or their agents, (which cyber attack or related activity may intensify during periods of diplomatic or armed conflict). Further, a cyber attack or other incident could go undetected and persist in our environments for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our products, services, and IT environment or those of our customers or third-party providers we rely on, or result in confidential information stored on our systems, our customers’ systems, or other third-party systems being improperly accessed, processed, disclosed now or in the future, or be lost or stolen. We have not to date experienced a material event related to a cybersecurity matter; however, the occurrence of any such event in the future could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise materially harm our business, any of which could have a material adverse effect on our business, operating results, and financial condition. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our customers’ or third-party providers’ networks, in third-party products we use, or in cloud-based services provided to, by, or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, a failure by us to timely mitigate or apply a security fix for third-party products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our products, services, and IT environment, could, in each case, result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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
The products and services we sell to customers, and our cloud-based solutions, inevitably contain vulnerabilities or security defects, despite our efforts to prevent and detect them, which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if customers have not installed the most recent updates, or if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use products that are end of life and no longer receive security updates, or decide not to upgrade to the latest versions of our products, services or cloud-based solutions containing the security update, they are left vulnerable. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade products, services or solutions could result in claims of liability against us, damage our reputation or otherwise materially harm our business.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 29, 2023 to November 25, 2023	4	$48.08	4	$9,482
November 26, 2023 to December 23, 2023	10	$48.91	10	$8,980
December 24, 2023 to January 27, 2024	11	$50.69	11	$8,428
Total	25	$49.54	25
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $8.4 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
On December 5, 2023, Deborah L. Stahlkopf, Cisco’s Executive Vice President and Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Stahlkopf’s trading plan provides for the sale of 174,717 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Stahlkopf’s trading plan is scheduled to terminate on December 20, 2024, subject to early termination for certain specified events set forth therein.
The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.
Departure of Directors or Certain Officers.
On February 16, 2024, as part of organizational changes with respect to Cisco’s executive leadership team, Cisco informed Maria Martinez, Cisco’s Executive Vice President and Chief Operating Officer (“COO”), that the COO position currently held by Ms. Martinez has been eliminated. Accordingly, Ms. Martinez will remain employed with Cisco until May 15, 2024. This change is due to aligning the Operations and Customer Experience organizations directly to the Chief Executive Officer and eliminating the COO role.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1†	Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-39940	10.1	2/8/2024
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Cisco agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 20, 2024	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)