Form 10-Q
period 2024-04-27
CISCO SYSTEMS, INC.
filed 2024-05-21
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 16, 2024: 4,028,814,776
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 27, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 27, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$8,913	$10,123
Investments	9,857	16,023
Accounts receivable, net of allowance of $81 at April 27, 2024 and $85 at July 29, 2023	5,127	5,854
Inventories	3,118	3,644
Financing receivables, net	3,443	3,352
Other current assets	5,428	4,352
Total current assets	35,886	43,348
Property and equipment, net	2,000	2,085
Financing receivables, net	3,251	3,483
Goodwill	58,633	38,535
Purchased intangible assets, net	11,819	1,818
Deferred tax assets	5,527	6,576
Other assets	5,882	6,007
TOTAL ASSETS	$122,998	$101,852
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11,891	$1,733
Accounts payable	2,054	2,313
Income taxes payable	1,867	4,235
Accrued compensation	3,211	3,984
Deferred revenue	15,751	13,908
Other current liabilities	5,334	5,136
Total current liabilities	40,108	31,309
Long-term debt	20,102	6,658
Income taxes payable	2,869	5,756
Deferred revenue	11,724	11,642
Other long-term liabilities	2,427	2,134
Total liabilities	77,230	57,499
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,031 and 4,066 shares issued and outstanding at April 27, 2024 and July 29, 2023, respectively	45,343	44,289
Retained earnings	2,055	1,639
Accumulated other comprehensive loss	(1,630)	(1,575)
Total equity	45,768	44,353
TOTAL LIABILITIES AND EQUITY	$122,998	$101,852
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
REVENUE:
Product	$9,024	$11,092	$29,395	$31,492
Service	3,678	3,479	10,766	10,303
Total revenue	12,702	14,571	40,161	41,795
COST OF SALES:
Product	3,295	4,136	10,695	12,353
Service	1,134	1,203	3,419	3,437
Total cost of sales	4,429	5,339	14,114	15,790
GROSS MARGIN	8,273	9,232	26,047	26,005
OPERATING EXPENSES:
Research and development	1,948	1,962	5,804	5,598
Sales and marketing	2,559	2,526	7,523	7,301
General and administrative	736	641	2,050	1,788
Amortization of purchased intangible assets	297	70	430	212
Restructuring and other charges	542	87	677	328
Total operating expenses	6,082	5,286	16,484	15,227
OPERATING INCOME	2,191	3,946	9,563	10,778
Interest income	411	262	1,095	650
Interest expense	(357)	(109)	(588)	(316)
Other income (loss), net	(10)	(142)	(232)	(265)
Interest and other income (loss), net	44	11	275	69
INCOME BEFORE PROVISION FOR INCOME TAXES	2,235	3,957	9,838	10,847
Provision for income taxes	349	745	1,680	2,192
NET INCOME	$1,886	$3,212	$8,158	$8,655

Net income per share:
Basic	$0.47	$0.79	$2.01	$2.11
Diluted	$0.46	$0.78	$2.00	$2.11
Shares used in per-share calculation:
Basic	4,042	4,089	4,051	4,100
Diluted	4,060	4,110	4,071	4,111

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net income	$1,886	$3,212	$8,158	$8,655
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $19 and $(14) for the third quarter and first nine months of fiscal 2024, respectively, and $(1) and $11 for the corresponding periods of fiscal 2023, respectively	(39)	36	60	(28)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(3) and $(12) for the third quarter and first nine months of fiscal 2024, respectively, and $(2) and $(3) for the corresponding periods of fiscal 2023, respectively	11	4	45	12
	(28)	40	105	(16)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(20) and $(29) for the third quarter and first nine months of fiscal 2024, respectively, and $(4) and $(1) for the corresponding periods of fiscal 2023, respectively	63	13	93	4
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $4 and $9 for the third quarter and first nine months of fiscal 2024, respectively, and $3 and $12 for the corresponding periods of fiscal 2023, respectively	(9)	(10)	(27)	(38)
	54	3	66	(34)
Net change in cumulative translation adjustment and actuarial gains and losses net of tax benefit (expense) of $(2) and $(1) for the third quarter and first nine months of fiscal 2024, respectively, and $0 and $24 for the corresponding periods of fiscal 2023, respectively	(144)	(63)	(226)	66
Other comprehensive income (loss)	(118)	(20)	(55)	16
Comprehensive income	$1,768	$3,192	$8,103	$8,671
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 27, 2024	April 29, 2023
Cash flows from operating activities:
Net income	$8,158	$8,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,684	1,304
Share-based compensation expense	2,274	1,720
Provision for receivables	19	11
Deferred income taxes	(245)	(1,343)
(Gains) losses on divestitures, investments and other, net	224	243
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,286	1,494
Inventories	530	(894)
Financing receivables	92	1,126
Other assets	(382)	(428)
Accounts payable	(300)	156
Income taxes, net	(5,223)	1,120
Accrued compensation	(1,092)	25
Deferred revenue	211	1,055
Other liabilities	(86)	(324)
Net cash provided by operating activities	7,150	13,920
Cash flows from investing activities:
Purchases of investments	(3,044)	(7,652)
Proceeds from sales of investments	3,874	802
Proceeds from maturities of investments	5,804	3,789
Acquisitions, net of cash and cash equivalents acquired	(25,874)	(96)
Purchases of investments in privately held companies	(82)	(162)
Return of investments in privately held companies	146	72
Acquisition of property and equipment	(472)	(616)
Other	(2)	(24)
Net cash used in investing activities	(19,650)	(3,887)
Cash flows from financing activities:
Issuances of common stock	347	316
Repurchases of common stock—repurchase program	(3,772)	(3,029)
Shares repurchased for tax withholdings on vesting of restricted stock units	(765)	(444)
Short-term borrowings, original maturities of 90 days or less, net	1,547	(602)
Issuances of debt	24,159	—
Repayments of debt	(2,195)	(500)
Repayments of Splunk convertible debt, net	(3,140)	—
Dividends paid	(4,778)	(4,713)
Other	(52)	(4)
Net cash provided by (used in) financing activities	11,351	(8,976)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(39)	(90)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,188)	967
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	11,627	8,579
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$10,439	$9,546

Supplemental cash flow information:
Cash paid for interest	$350	$306
Cash paid for income taxes, net	$7,150	$2,414

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 27, 2024	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 27, 2024	4,050	$45,002	$2,761	$(1,512)	$46,251
Net income			1,886		1,886
Other comprehensive income (loss)				(118)	(118)
Issuance of common stock	11	(2)			(2)
Repurchase of common stock	(26)	(283)	(973)		(1,256)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(4)	(186)			(186)
Cash dividends declared ($0.40 per common share)			(1,615)		(1,615)
Share-based compensation		811			811
Other		1	(4)		(3)
Balance at April 27, 2024	4,031	$45,343	$2,055	$(1,630)	$45,768

Nine Months Ended April 27, 2024	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			8,158		8,158
Other comprehensive income (loss)				(55)	(55)
Issuance of common stock	54	347			347
Repurchase of common stock	(74)	(811)	(2,951)		(3,762)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(15)	(767)			(767)
Cash dividends declared ($1.18 per common share)			(4,778)		(4,778)
Share-based compensation		2,274			2,274
Other		11	(13)		(2)
Balance at April 27, 2024	4,031	$45,343	$2,055	$(1,630)	$45,768

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 29, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 28, 2023	4,095	$43,424	$(364)	$(1,586)	$41,474
Net income			3,212		3,212
Other comprehensive income (loss)				(20)	(20)
Issuance of common stock	8	—			—
Repurchase of common stock	(25)	(270)	(989)		(1,259)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(3)	(139)			(139)
Cash dividends declared ($0.39 per common share)			(1,593)		(1,593)
Share-based compensation		623			623
Other		1	(4)		(3)
Balance at April 29, 2023	4,075	$43,639	$262	$(1,606)	$42,295

Nine Months Ended April 29, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			8,655		8,655
Other comprehensive income (loss)				16	16
Issuance of common stock	38	316			316
Repurchase of common stock	(63)	(664)	(2,353)		(3,017)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(10)	(449)			(449)
Cash dividends declared ($1.15 per common share)			(4,713)		(4,713)
Share-based compensation		1,720			1,720
Other		2	(8)		(6)
Balance at April 29, 2023	4,075	$43,639	$262	$(1,606)	$42,295

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
We have prepared the accompanying financial data as of April 27, 2024 and for the third quarter and first nine months of fiscal 2024 and 2023, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 29, 2023 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of April 27, 2024, the results of operations, the statements of comprehensive income and the statements of equity for the third quarter and first nine months of fiscal 2024 and 2023, and the statements of cash flows for the first nine months of fiscal 2024 and 2023, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2024 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of April 27, 2024 and July 29, 2023 was $35 million and $39 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Product revenue:
Networking	$6,522	$8,982	$22,425	$25,105
Security	1,304	958	3,288	2,872
Collaboration	987	985	3,093	3,029
Observability	211	167	589	486
Total Product	9,024	11,092	29,395	31,492
Services	3,678	3,479	10,766	10,303
Total	$12,702	$14,571	$40,161	$41,795
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
Security consists of our Cloud and Application Security, Industrial Security, Network Security, and User and Device Security offerings. This product category includes the Splunk Platform and Splunk Security offerings after our acquisition of Splunk, although the Splunk Platform has use cases that can also be applicable for observability offerings. See Note 4. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
Observability consists of our full stack observability offerings. This product category includes the Splunk Observability Suite after our acquisition of Splunk. This product category excludes the Splunk Platform which includes use cases that can also be associated with observability offerings. See Note 4. These products consist primarily of software offerings, including software licenses and SaaS. Our perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.

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
The sales arrangements as discussed above are typically made pursuant to customer purchase orders based on master purchase or partner agreements. Cash is received based on our standard payment terms which is typically 30 days. We provide financing arrangements to customers for our hardware, software and service offerings. Refer to Note 9 for additional information. For these arrangements, cash is typically received over time.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.1 billion as of April 27, 2024 compared to $5.9 billion as of July 29, 2023, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Allowance for credit loss at beginning of period	$79	$86	$85	$83
Provisions	10	9	21	23
Recoveries (write-offs), net	(8)	(12)	(25)	(23)
Allowance for credit loss at end of period	$81	$83	$81	$83
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	April 27, 2024	July 29, 2023
1 to 4	$1,176	$672
5 to 6	1,383	954
7 and Higher	70	60
Total	$2,629	$1,686
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $2.6 billion as of April 27, 2024 and $1.6 billion as of July 29, 2023, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $27.5 billion as of April 27, 2024 compared to $25.6 billion as of July 29, 2023. We recognized approximately $3.0 billion and $11.5 billion of revenue during the third quarter and first nine months of fiscal 2024 that was included in the deferred revenue balance at July 29, 2023.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.3 billion and $1.1 billion as of April 27, 2024 and July 29, 2023, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $201 million and $525 million for the third quarter and first nine months fiscal 2024, respectively, and $172 million and $549 million for the corresponding periods of fiscal 2023, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

4.Acquisitions
Acquisition of Splunk Inc.
On March 18, 2024, we completed the acquisition of Splunk Inc. (“Splunk”), a public cybersecurity and observability company. Under the terms of the agreement, we agreed to pay $157 per share in cash, representing approximately $27 billion in merger consideration.
Purchase Consideration
The following table summarizes the purchase consideration for the Splunk acquisition (in millions):

Amount
Cash paid for outstanding Splunk common stock	$26,950
Fair value of converted Splunk equity awards attributable to pre-acquisition services	137
Settlement of pre-existing relationships	3
Total purchase consideration	$27,090
A summary of the preliminary allocation of the total purchase consideration for Splunk is presented as follows (in millions):

Amount
Cash and cash equivalents	$2,422
Investments	285
Accounts receivable, net	623
Goodwill	19,301
Purchased intangible assets	10,550
Deferred tax assets	1,308
Other current and other assets	1,176
Accounts payable	(39)
Accrued compensation	(337)
Current portion of deferred revenue	(1,768)
Splunk convertible notes	(3,344)
Deferred tax liabilities	(2,572)
Long-term portion of deferred revenue	(86)
Other current and other long-term liabilities	(429)
Total	$27,090
The purchase price allocation for Splunk is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
Our Consolidated Statements of Operations for the third quarter and first nine months of fiscal 2024 include revenue of $413 million and a net loss of $212 million attributable to Splunk since the date of acquisition.
We incurred $85 million of transaction costs related to the Splunk acquisition and these costs were expensed as incurred in general and administrative expenses (“G&A”) expenses in the Consolidated Statements of Operations. We incurred $49 million and $84 million of these costs in the third quarter and first nine months of fiscal 2024, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the Splunk acquisition, we assumed $3.1 billion aggregate principal amount of notes consisting of Splunk's 1.125% Convertible Senior Notes due 2025, 0.75% Convertible Senior Notes due 2026 and 1.125% Convertible Senior Notes due 2027 (collectively, the “Splunk Convertible Notes”). The Splunk Convertible Notes had an aggregate fair value of $3.3 billion as of the acquisition date. The Splunk Convertible Notes are convertible and may be settled into cash based on a defined conversion ratio for each note. On the date of the acquisition, we notified holders of their right to convert their notes. In addition, we assumed Splunk’s capped call contracts which were intended to reduce potential dilution or offset any cash payments. The capped calls were settled in full in the third quarter of fiscal 2024, which resulted in receipt of aggregate cash proceeds of $202 million, and were included in other current assets in total purchase consideration noted above. As of April 27, 2024, we have settled $3.1 billion of the Splunk Convertible Notes, net of capped calls.
The goodwill generated from Splunk is primarily related to expected synergies. Goodwill is not deductible for income tax purposes.
Purchased Intangible Assets
The following table presents as of the acquisition date details of the purchased intangible assets acquired (in millions, except years):

	Weighted-Average Useful Life (in Years)	Amount
Technology	6.0	$3,900
Customer related	9.1	6,140
Trade name	12.0	510
Total		$10,550
Technology represents the preliminary estimated fair value of Splunk's security and observability technologies. Customer related represents preliminary estimated fair value of the underlying relationships with Splunk's customers. Trade name represents the preliminary estimated fair value of the Splunk trade name.
Compensation Expense Related to Splunk
In connection with the Splunk acquisition, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain Splunk employees. For the third quarter and first nine months of fiscal 2024, the compensation expense was $165 million. As of April 27, 2024, we estimated that future cash compensation expense of up to $1.5 billion may be required to be recognized pursuant to acquisition-related agreements.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and Splunk's operations, as though the acquisition of Splunk had been completed as of the beginning of fiscal 2023. The pro forma financial information for the third quarter of fiscal 2024 combines our results for this period with that of Splunk's results for the three month period beginning February 1, 2024 through April 27, 2024. The pro forma financial information for the first nine months of fiscal 2024 combines our results for this period with the results of Splunk for the nine month period beginning August 1, 2023 through April 27, 2024. The pro forma financial information for the third quarter and first nine months of fiscal 2023 combines our historical results for those periods, with the historical results of Splunk for the three and nine months ended April 30, 2023.
The following table summarizes the pro forma financial information (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Total revenue	$13,107	$15,323	$43,119	$44,727
Net income	$1,490	$2,423	$7,127	$6,776
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2023. The financial information for the periods presented above includes pro forma adjustments for amortization of purchased intangible assets, costs related to financing the acquisition and transaction costs.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The above pro forma financial information includes only the impacts of the Splunk acquisition because the effects of the other acquisitions detailed below, individually and in the aggregate, were not material to our financial results.
Other Acquisitions
We completed several additional acquisitions during the first nine months of fiscal 2024 for an aggregate cash consideration of $1.4 billion. A summary of the allocation of the total purchase consideration of these additional acquisitions completed during the first nine months of fiscal 2024 is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total other acquisitions	$1,370	$(82)	$500	$952
The total purchase consideration related to these other acquisitions completed during the first nine months of fiscal 2024 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $24 million. Total transaction costs related to these acquisition activities were $18 million and $6 million for the first nine months of fiscal 2024 and 2023, respectively. These transaction costs were expensed as incurred in G&A in the Consolidated Statements of Operations.
The purchase price allocation for these acquisitions completed during recent periods is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
The goodwill generated from these acquisitions completed during the first nine months of fiscal 2024 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
Compensation Expense Related to Acquisitions including Splunk
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Compensation expense related to acquisitions	$216	$53	$310	$176
As of April 27, 2024, we estimated that future cash compensation expense of up to $2.0 billion may be required to be recognized pursuant to these applicable acquisition agreements, which includes up to $1.5 billion related to the Splunk acquisition. Total compensation for the third quarter and first nine months of fiscal 2024 includes $165 million related to the Splunk acquisition.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 27, 2024 and during the first nine months of fiscal 2024 (in millions):

	Balance at July 29, 2023	Splunk	Other Acquisitions	Foreign Currency Translation and Other	Balance at April 27, 2024
Americas	$24,035	$11,619	$594	$(96)	$36,152
EMEA	9,118	4,980	216	(37)	14,277
APJC	5,382	2,702	142	(22)	8,204
Total	$38,535	$19,301	$952	$(155)	$58,633
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2024 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATED		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Splunk	6.0	$3,900	9.1	$6,140	12.0	$510	$—	$10,550
Others	4.8	405	4.9	78	1.3	3	14	500
Total		$4,305		$6,218		$513	$14	$11,050
The following tables present details of our purchased intangible assets (in millions):

April 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$6,946	$(1,948)	$4,998
Customer related	6,882	(619)	6,263
Trade name	553	(35)	518
Total purchased intangible assets with finite lives	14,381	(2,602)	11,779
In-process research and development, with indefinite lives	40	—	40
Total	$14,421	$(2,602)	$11,819

July 29, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,998	$(1,691)	$1,307
Customer related	1,228	(905)	323
Other	40	(22)	18
Total purchased intangible assets with finite lives	4,266	(2,618)	1,648
In-process research and development, with indefinite lives	170	—	170
Total	$4,436	$(2,618)	$1,818
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Impairment charges related to purchased intangible assets were $139 million and $145 million for the third quarter and first nine months of fiscal 2024, respectively. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain of our IPR&D intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Amortization of purchased intangible assets:
Cost of sales	$254	$160	$620	$476
Operating expenses	297	70	430	212
Total	$551	$230	$1,050	$688
The estimated future amortization expense of purchased intangible assets with finite lives as of April 27, 2024 is as follows (in millions):

Fiscal Year	Amount
2024 (remaining three months)	$604
2025	$2,133
2026	$1,785
2027	$1,441
2028	$1,361
Thereafter	$4,455

6.Restructuring and Other Charges
In the third quarter of fiscal 2024, we initiated a restructuring plan (the “Fiscal 2024 Plan”) in order to realign the organization and enable further investment in key priority areas. The Fiscal 2024 Plan will impact approximately 5% of our global workforce, with estimated pretax charges of up to approximately $800 million. These aggregate pretax charges will be primarily cash-based and consist of severance and other one-time termination benefits and other costs. In connection with the Fiscal 2024 Plan, we incurred charges of $542 million for the third quarter and first nine months of fiscal 2024. We expect this plan to be substantially completed during the first half of fiscal 2025.
In the second quarter of fiscal 2023, we announced a restructuring plan (the “Fiscal 2023 Plan”) in order to rebalance the organization and enable further investment in key priority areas. In connection with the Fiscal 2023 Plan, we incurred charges of $135 million for the first nine months of fiscal 2024, and $87 million and $330 million for the third quarter and first nine months of fiscal 2023, respectively. These aggregate pretax charges were primarily cash-based and consist of severance and other one-time termination benefits, real estate-related charges, and other costs. We completed the Fiscal 2023 Plan in the second quarter of fiscal 2024 and incurred cumulative charges of $670 million.
The following table summarizes the activities related to the restructuring and other charges (in millions):

	FISCAL 2023 PLAN		FISCAL 2024 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 29, 2023	$166	$44	$—	$—	$210
Charges	104	31	526	16	677
Cash payments	(244)	(10)	(303)	(1)	(558)
Non-cash items	—	(20)	(2)	(7)	(29)
Liability as of April 27, 2024	$26	$45	$221	$8	$300

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	April 27, 2024	July 29, 2023
Cash and cash equivalents	$8,913	$10,123
Restricted cash and restricted cash equivalents included in other current assets	765	191
Restricted cash and restricted cash equivalents included in other assets	761	1,313
Total	$10,439	$11,627
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	April 27, 2024	July 29, 2023
Raw materials	$1,789	$1,685
Work in process	111	264
Finished goods	996	1,493
Service-related spares	212	186
Demonstration systems	10	16
Total	$3,118	$3,644
Property and Equipment, Net

	April 27, 2024	July 29, 2023
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,221	$4,229
Computer equipment and related software	696	744
Production, engineering, and other equipment	4,411	4,611
Operating lease assets	120	135
Furniture, fixtures and other	348	339
Total gross property and equipment	9,796	10,058
Less: accumulated depreciation and amortization	(7,796)	(7,973)
Total	$2,000	$2,085

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	April 27, 2024	July 29, 2023
Product	$18,876	$15,802
Service	19,898	19,066
Total	$38,774	$34,868

Short-term RPO	$20,089	$17,910
Long-term RPO	18,685	16,958
Total	$38,774	$34,868

Amount to be recognized as revenue over the next 12 months	52%	51%

Deferred revenue	$27,475	$25,550
Unbilled contract revenue	11,299	9,318
Total	$38,774	$34,868
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	April 27, 2024	July 29, 2023
Product	$12,856	$11,505
Service	14,619	14,045
Total	$27,475	$25,550
Reported as:
Current	$15,751	$13,908
Noncurrent	11,724	11,642
Total	$27,475	$25,550
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	April 27, 2024	July 29, 2023
Current	$1,819	$1,364
Noncurrent	2,273	4,092
Total	$4,092	$5,456

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	April 27, 2024	July 29, 2023
Operating lease right-of-use assets	Other assets	$1,008	$971

Operating lease liabilities	Other current liabilities	$344	$313
Operating lease liabilities	Other long-term liabilities	861	707
Total operating lease liabilities		$1,205	$1,020
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Operating lease expense	$101	$106	$304	$300
Short-term lease expense	19	16	55	50
Variable lease expense	43	61	149	182
Total lease expense	$163	$183	$508	$532
Supplemental information related to our operating leases is as follows (in millions):

	Nine Months Ended
	April 27, 2024	April 29, 2023
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$279	$290
Right-of-use assets obtained in exchange for operating leases liabilities	$307	$278
The weighted-average lease term was 4.9 years and 4.6 years as of April 27, 2024 and July 29, 2023, respectively. The weighted-average discount rate was 3.8% and 3.1% as of April 27, 2024 and July 29, 2023, respectively.
The maturities of our operating leases (undiscounted) as of April 27, 2024 are as follows (in millions):

Fiscal Year	Amount
2024 (remaining three months)	$105
2025	359
2026	259
2027	179
2028	126
Thereafter	315
Total lease payments	1,343
Less interest	(138)
Total	$1,205
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $18 million and $48 million for the third quarter and the first nine months of fiscal 2024, respectively, and $13 million and $36 million for the corresponding periods of fiscal 2023, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of April 27, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining three months)	$192
2025	360
2026	251
2027	154
2028	126
Thereafter	82
Total	1,165
Less: Present value of lease payments	(1,051)
Unearned income	$114
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	April 27, 2024	July 29, 2023
Operating lease assets	$120	$135
Accumulated depreciation	(63)	(78)
Operating lease assets, net	$57	$57
Our operating lease income was $14 million and $45 million for the third quarter and first nine months of fiscal 2024, respectively, and $18 million and $56 million for the corresponding periods of fiscal 2023, respectively, and was included in product revenue in the Consolidated Statements of Operations.
Minimum future rentals on noncancelable operating leases as of April 27, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining three months)	$8
2025	21
2026	13
2027	2
Total	$44

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

April 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,639	$1,165	$6,804
Residual value	—	68	68
Unearned income	—	(114)	(114)
Allowance for credit loss	(49)	(15)	(64)
Total, net	$5,590	$1,104	$6,694
Reported as:
Current	$3,027	$416	$3,443
Noncurrent	2,563	688	3,251
Total, net	$5,590	$1,104	$6,694

July 29, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,910	$1,015	$6,925
Residual value	—	70	70
Unearned income	—	(88)	(88)
Allowance for credit loss	(53)	(19)	(72)
Total, net	$5,857	$978	$6,835
Reported as:
Current	$2,988	$364	$3,352
Noncurrent	2,869	614	3,483
Total, net	$5,857	$978	$6,835
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

April 27, 2024		Fiscal Year				Nine Months Ended
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	April 27, 2024	Total
Loan Receivables:
1 to 4	$12	$120	$445	$675	$1,009	$1,423	$3,684
5 to 6	18	46	145	187	525	915	1,836
7 and Higher	3	1	11	82	18	4	119
Total Loan Receivables	$33	$167	$601	$944	$1,552	$2,342	$5,639
Lease Receivables:
1 to 4	$2	$21	$54	$61	$213	$268	$619
5 to 6	3	20	31	60	154	150	418
7 and Higher	—	—	3	3	4	4	14
Total Lease Receivables	$5	$41	$88	$124	$371	$422	$1,051
Total	$38	$208	$689	$1,068	$1,923	$2,764	$6,690

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2023		Fiscal Year
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	Total
Loan Receivables:
1 to 4	$10	$53	$251	$791	$1,077	$1,784	$3,966
5 to 6	3	14	131	287	465	936	1,836
7 and Higher	1	7	15	17	29	39	108
Total Loan Receivables	$14	$74	$397	$1,095	$1,571	$2,759	$5,910
Lease Receivables:
1 to 4	$2	$20	$57	$111	$84	$235	$509
5 to 6	2	13	44	58	87	191	395
7 and Higher	—	1	2	4	5	11	23
Total Lease Receivables	$4	$34	$103	$173	$176	$437	$927
Total	$18	$108	$500	$1,268	$1,747	$3,196	$6,837
The following tables present the aging analysis of gross receivables as of April 27, 2024 and July 29, 2023 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 27, 2024	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$41	$14	$36	$91	$5,548	$5,639	$16	$8	$8
Lease receivables	17	1	14	32	1,019	1,051	7	—	—
Total	$58	$15	$50	$123	$6,567	$6,690	$23	$8	$8

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2023	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$47	$20	$37	$104	$5,806	$5,910	$17	$12	$12
Lease receivables	16	4	23	43	884	927	6	3	3
Total	$63	$24	$60	$147	$6,690	$6,837	$23	$15	$15
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended April 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 27, 2024	$53	$16	$69
Provisions (benefits)	(3)	—	(3)
Recoveries (write-offs), net	—	(1)	(1)
Other	(1)	—	(1)
Allowance for credit loss as of April 27, 2024	$49	$15	$64

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended April 29, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 28, 2023	$94	$19	$113
Provisions (benefits)	(3)	(1)	(4)
Recoveries (write-offs), net	(38)	(1)	(39)
Allowance for credit loss as of April 29, 2023	$53	$17	$70

Nine Months Ended April 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	1	(3)	(2)
Recoveries (write-offs), net	(4)	(1)	(5)
Other	(1)	—	(1)
Allowance for credit loss as of April 27, 2024	$49	$15	$64

Nine Months Ended April 29, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(7)	(5)	(12)
Recoveries (write-offs), net	(38)	(1)	(39)
Other	(5)	—	(5)
Allowance for credit loss as of April 29, 2023	$53	$17	$70

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,411	$—	$(49)	$2,362
U.S. government agency securities	248	—	(3)	245
Non-U.S. government and agency securities	390	—	—	390
Corporate debt securities	3,985	1	(198)	3,788
U.S. agency mortgage-backed securities	2,058	—	(228)	1,830
Commercial paper	563	—	—	563
Certificates of deposit	229	—	—	229
Total	$9,884	$1	$(478)	$9,407

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 29, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$3,587	$1	$(62)	$3,526
U.S. government agency securities	428	—	(5)	423
Non-U.S. government and agency securities	364	—	(1)	363
Corporate debt securities	7,238	3	(327)	6,914
U.S. agency mortgage-backed securities	2,421	14	(230)	2,205
Commercial paper	1,484	—	—	1,484
Certificates of deposit	677	—	—	677
Total	$16,199	$18	$(625)	$15,592
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Gross realized gains	$2	$1	$7	$4
Gross realized losses	(16)	(7)	(64)	(19)
Total	$(14)	$(6)	$(57)	$(15)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 27, 2024 and July 29, 2023 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,740	$(25)	$570	$(24)	$2,310	$(49)
U.S. government agency securities	175	(1)	65	(2)	240	(3)
Non-U.S. government and agency securities	239	—	—	—	239	—
Corporate debt securities	629	(7)	2,967	(161)	3,596	(168)
U.S. agency mortgage-backed securities	486	(13)	1,344	(215)	1,830	(228)
Commercial paper	91	—	—	—	91	—
Total	$3,360	$(46)	$4,946	$(402)	$8,306	$(448)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,394	$(26)	$931	$(36)	$3,325	$(62)
U.S. government agency securities	343	(2)	72	(3)	415	(5)
Non-U.S. government and agency securities	363	(1)	—	—	363	(1)
Corporate debt securities	1,736	(22)	4,315	(275)	6,051	(297)
U.S. agency mortgage-backed securities	658	(13)	1,438	(217)	2,096	(230)
Commercial paper	97	—	—	—	97	—
Certificates of deposit	2	—	—	—	2	—
Total	$5,593	$(64)	$6,756	$(531)	$12,349	$(595)
The following table summarizes the maturities of our available-for-sale debt investments as of April 27, 2024 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$2,745	$2,696
After 1 year through 5 years	5,081	4,881
Mortgage-backed securities with no single maturity	2,058	1,830
Total	$9,884	$9,407
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $450 million and $431 million as of April 27, 2024 and July 29, 2023, respectively. We recognized a net unrealized gain of $20 million and $40 million during the third quarter and first nine months of fiscal 2024, respectively, and a net unrealized loss of $2 million and $11 million during the corresponding periods of fiscal 2023, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $21 million and $155 million for the third quarter and first nine months of fiscal 2024, respectively, and a net gain of $7 million and a net loss of $2 million for the corresponding periods of fiscal 2023, respectively. We held equity interests in certain private equity funds of $0.8 billion and $0.9 billion as of April 27, 2024 and July 29, 2023, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of April 27, 2024, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.6 billion and $1.8 billion as of April 27, 2024 and July 29, 2023, respectively. Of the total carrying value of our investments in privately held companies as of April 27, 2024, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated. As of April 27, 2024, we have total funding commitments of $0.2 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	APRIL 27, 2024			JULY 29, 2023
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,625	$—	$4,625	$6,496	$—	$6,496
Commercial paper	—	519	519	—	1,090	1,090
Certificates of deposit	—	—	—	—	47	47
Corporate debt securities	—	19	19	—	25	25
Available-for-sale debt investments:
U.S. government securities	—	2,362	2,362	—	3,526	3,526
U.S. government agency securities	—	245	245	—	423	423
Non-U.S. government and agency securities	—	390	390	—	363	363
Corporate debt securities	—	3,788	3,788	—	6,914	6,914
U.S. agency mortgage-backed securities	—	1,830	1,830	—	2,205	2,205
Commercial paper	—	563	563	—	1,484	1,484
Certificates of deposit	—	229	229	—	677	677
Equity investments:
Marketable equity securities	450	—	450	431	—	431
Other current assets:
Money market funds	750	—	750	188	—	188
Other assets:
Money market funds	750	—	750	1,313	—	1,313
Derivative assets	—	66	66	—	32	32
Total	$6,575	$10,011	$16,586	$8,428	$16,786	$25,214
Liabilities:
Derivative liabilities	$—	$84	$84	$—	$75	$75
Total	$—	$84	$84	$—	$75	$75
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of April 27, 2024 and July 29, 2023 was $2.6 billion and $2.9 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of April 27, 2024, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 27, 2024, the fair value of our senior notes was $20.0 billion with a carrying amount of $20.1 billion. This compares to a fair value of $8.7 billion and a carrying amount of $8.4 billion as of July 29, 2023. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 27, 2024		July 29, 2023
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$—	—	$1,733	4.45%
Commercial paper	11,891	5.42%	—	—
Total	$11,891		$1,733
We have a short-term debt financing program of up to $15.0 billion through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes.
The effective rates for the short- and long-term debt include the interest on the notes, the accretion of the discount, the issuance costs, and, if applicable, adjustments related to hedging.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 27, 2024		July 29, 2023
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	—	$750	2.27%
3.625%	March 4, 2024	—	—	1,000	6.08%
3.50%	June 15, 2025	500	6.64%	500	6.38%
4.90%	February 26, 2026	1,000	5.00%	—	—
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	—	—
4.85%	February 26, 2029	2,500	4.91%	—	—
4.95%	February 26, 2031	2,500	5.04%	—	—
5.05%	February 26, 2034	2,500	4.97%	—	—
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	—	—
5.35%	February 26, 2064	1,000	5.42%	—	—
Other long-term debt		3	1.13%	—	—
Total		20,253		8,500
Unaccreted discount/issuance costs		(135)		(68)
Hedge accounting fair value adjustments		(16)		(41)
Total		$20,102		$8,391

Reported as:
Current portion of long-term debt		$—		$1,733
Long-term debt		20,102		6,658
Total		$20,102		$8,391
In February 2024, we issued senior notes for an aggregate principal amount of $13.5 billion.
We have entered into interest rate swaps in prior periods with an aggregate notional amount of $0.5 billion designated as fair value hedges of certain of our fixed-rate senior notes. These swaps convert the fixed interest rates of the fixed-rate notes to floating interest rates based on Secured Overnight Financing Rate (SOFR). The gains and losses related to changes in the fair value of the interest rate swaps substantially offset changes in the fair value of the hedged portion of the underlying debt that are attributable to the changes in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 27, 2024, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 27, 2024, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2024 (remaining three months)	$—
2025	500
2026	1,751
2027	3,502
2028	—
Thereafter	14,500
Total	$20,253
(c)Credit Facility
On May 13, 2021, we entered into a 5-year $3.0 billion unsecured revolving credit agreement, as amended on April 18, 2023. On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of April 27, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 27, 2024	July 29, 2023	Balance Sheet Line Item	April 27, 2024	July 29, 2023
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$45	$22	Other current liabilities	$1	$—
Foreign currency derivatives	Other assets	19	9	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	—	17
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	16	24
Total		64	31		17	41
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	1	Other current liabilities	47	25
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	20	9
Total		2	1		67	34
Total		$66	$32		$84	$75

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	April 27, 2024	July 29, 2023	April 27, 2024	July 29, 2023
Short-term debt	$—	$(983)	$—	$17
Long-term debt	$(484)	$(476)	$16	$24
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Interest rate derivatives:
Hedged items	$(2)	$(6)	$(25)	$26
Derivatives designated as hedging instruments	2	6	25	(26)
Total	$—	$—	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Foreign currency derivatives	Other income (loss), net	$(84)	$(46)	$(161)	$22
Total return swaps—deferred compensation	Operating expenses and other	16	(12)	33	7
Equity derivatives	Other income (loss), net	—	4	1	8
Total		$(68)	$(54)	$(127)	$37
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 27, 2024	July 29, 2023
Foreign currency derivatives	$7,077	$5,419
Interest rate derivatives	500	1,500
Total return swaps—deferred compensation	915	792
Total	$8,492	$7,711
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $16 million and $40 million as of April 27, 2024 and July 29, 2023, respectively.

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
(d)Interest Rate Risk
We hold an interest rate swap designated as a fair value hedge related to a fixed-rate senior note that is due in fiscal 2025. Under the interest rate swap, we receive fixed-rate interest payments and make interest payments based on SOFR plus a fixed number of basis points. The effect of the swap is to convert the fixed interest rate of the senior fixed-rate note to a floating interest rate based on SOFR. The gain and loss related to changes in the fair value of the interest rate swap is included in interest expense and substantially offset the change in the fair value of the hedged portion of the underlying debt attributable to the change in market interest rates.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 27, 2024	July 29, 2023
Less than 1 year	$4,581	$5,270
1 to 3 years	1,368	1,783
3 to 5 years	55	200
Total	$6,004	$7,253
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 27, 2024 and July 29, 2023, the liability for these purchase commitments was $550 million and $529 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.2 billion and $0.3 billion as of April 27, 2024 and July 29, 2023, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 27, 2024	April 29, 2023
Balance at beginning of period	$329	$333
Provisions for warranties issued	316	285
Adjustments for pre-existing warranties	20	15
Settlements	(302)	(321)
Balance at end of period	$363	$312
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.1 billion and $8.3 billion for the third quarter of fiscal 2024 and 2023, respectively, and $20.9 billion and $23.4 billion for the first nine months of fiscal 2024 and 2023, respectively. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.7 billion as of April 27, 2024 and July 29, 2023, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at April 27, 2024 and July 29, 2023, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 27, 2024	July 29, 2023
Maximum potential future payments	$126	$159
Deferred revenue	(25)	(34)
Total	$101	$125
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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $157 million for the alleged evasion of import and other taxes, $902 million for interest, and $357 million for various penalties, all determined using an exchange rate as of April 27, 2024.
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
Between April 2020 and February 2022, Centripetal also filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting a total of five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. In various proceedings in 2021, 2022, and 2023, we have been found to have not infringed three patents, one patent was invalidated, the utility model was invalidated, and the infringement action on the final patent is stayed due to a pending invalidity action, which has a hearing set for June 6, 2024. Centripetal’s appeals of two of the non-infringement findings remain pending and, on March 27, 2024, the Court of Appeals rejected Centripetal’s appeal of the third non-infringement finding.
On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement. We

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

have filed our response and defenses to the complaint and, on May 24, 2024, we expect the Paris Judiciary Court to decide our motion to dismiss and, if denied, it will set the schedule for the remainder of the proceedings.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of the litigations at this time. If we do not prevail in these litigations, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019 and on February 26, 2021, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against Cisco and Acacia in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) and in the District of Delaware (“D. Del.”), respectively. Ramot is seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain optical transceiver modules and line cards infringe three patents. We challenged the validity of the patents in the U.S. Patent and Trademark Office (“PTO”) and the pending District Court cases have been stayed. On September 28, 2021 and May 24, 2022, Cisco and Acacia filed two declaratory judgment actions of noninfringement against Ramot in D. Del on other Ramot patents and those proceedings are ongoing.
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
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager infringes three patents. Egenera sought damages, including enhanced damages, and an injunction. Two of the asserted patents were dismissed, leaving Egenera’s infringement claim based on one asserted patent. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. On August 15, 2022, after a jury trial for the remaining patent, the jury returned a verdict in favor of Cisco. The District Court denied Egenera’s post-trial motions, and Egenera filed an appeal to the Federal Circuit on January 13, 2023, the appeal is fully briefed and we are awaiting a hearing date from the Federal Circuit.
Viasat On November 6, 2019, Viasat, Inc. (“Viasat”) filed suit against Acacia in the California Superior Court for San Diego County (“SDSC”), alleging contract and trade secret claims for certain Acacia products sold from January 1, 2019 forward. On June 9, 2020, Viasat filed another suit in SDSC alleging contract and trade secret claims for sales of additional Acacia products. Both matters have been formally dismissed and resolved during fiscal 2024 through a settlement for an amount that did not have a material effect on our Consolidated Financial Statements.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 27, 2024, the remaining authorized amount for stock repurchases under this program was approximately $7.2 billion with no termination date. The stock repurchase activity for fiscal 2024 and 2023 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2024
April 27, 2024	26	$49.22	$1,256
January 27, 2024	25	$49.54	$1,254
October 28, 2023	23	$54.53	$1,252

Fiscal 2023
July 29, 2023	25	$50.49	$1,254
April 29, 2023	25	$49.45	$1,259
January 28, 2023	26	$47.72	$1,256
October 29, 2022	12	$43.76	$502
There were stock repurchases of $38 million and $48 million that were pending settlement as of April 27, 2024 and July 29, 2023, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On May 15, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on July 24, 2024, to all stockholders of record as of the close of business on July 5, 2024. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of April 27, 2024, we had not issued any shares of preferred stock.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of April 27, 2024, 165 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the third quarters of fiscal 2024 and 2023. As of April 27, 2024, 78 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists primarily of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Cost of sales—product	$57	$40	$157	$111
Cost of sales—service	82	66	224	182
Share-based compensation expense in cost of sales	139	106	381	293
Research and development	349	272	967	737
Sales and marketing	221	175	628	494
General and administrative	95	71	282	200
Restructuring and other charges	7	(1)	16	(4)
Share-based compensation expense in operating expenses	672	517	1,893	1,427
Total share-based compensation expense	$811	$623	$2,274	$1,720
Income tax benefit for share-based compensation	$179	$111	$524	$319
As of April 27, 2024, the total compensation cost related to unvested share-based awards not yet recognized was $4.5 billion which is expected to be recognized over approximately 2.0 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 30, 2022	97	$46.67
Granted and assumed	72	42.08
Vested	(39)	46.69	$1,746
Canceled/forfeited/other	(8)	45.17
Unvested balance at July 29, 2023	122	$44.04
Granted and assumed	50	50.42
Vested	(44)	43.10	$2,264
Canceled/forfeited/other	(9)	45.30
Unvested balance at April 27, 2024	119	$46.97

17.Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2024 and 2023 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	74	122	(223)	(27)
(Gains) losses reclassified out of AOCI	57	(36)	(2)	19
Tax benefit (expense)	(26)	(20)	(1)	(47)
Balance at April 27, 2024	$(335)	$84	$(1,379)	$(1,630)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 30, 2022	$(379)	$44	$(1,287)	$(1,622)
Other comprehensive income (loss) before reclassifications	(39)	5	42	8
(Gains) losses reclassified out of AOCI	15	(50)	—	(35)
Tax benefit (expense)	8	11	24	43
Balance at April 29, 2023	$(395)	$10	$(1,221)	$(1,606)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Income before provision for income taxes	$2,235	$3,957	$9,838	$10,847
Provision for income taxes	$349	$745	$1,680	$2,192
Effective tax rate	15.6%	18.8%	17.1%	20.2%
As of April 27, 2024, we had $2.2 billion of unrecognized tax benefits, of which $1.5 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.

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
Summarized financial information by segment for the third quarter and first nine months of fiscal 2024 and 2023, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Revenue:
Americas	$7,372	$8,634	$23,904	$24,372
EMEA	3,458	3,806	10,606	11,209
APJC	1,873	2,131	5,652	6,214
Total	$12,702	$14,571	$40,161	$41,795
Gross margin:
Americas	$5,006	$5,545	$15,906	$15,449
EMEA	2,406	2,536	7,324	7,330
APJC	1,262	1,415	3,816	3,986
Segment total	8,673	9,495	27,046	26,764
Unallocated corporate items	(400)	(263)	(999)	(759)
Total	$8,273	$9,232	$26,047	$26,005
Amounts may not sum due to rounding.
Revenue in the United States was $6.6 billion and $7.7 billion for the third quarter of fiscal 2024 and 2023, respectively and $21.4 billion and $21.7 billion for the first nine months of fiscal 2024 and 2023, respectively.

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
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Revenue:
Networking	$6,522	$8,982	$22,425	$25,105
Security	1,304	958	3,288	2,872
Collaboration	987	985	3,093	3,029
Observability	211	167	589	486
Total Product	9,024	11,092	29,395	31,492
Services	3,678	3,479	10,766	10,303
Total	$12,702	$14,571	$40,161	$41,795
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Net income	$1,886	$3,212	$8,158	$8,655
Weighted-average shares—basic	4,042	4,089	4,051	4,100
Effect of dilutive potential common shares	18	21	20	11
Weighted-average shares—diluted	4,060	4,110	4,071	4,111
Net income per share—basic	$0.47	$0.79	$2.01	$2.11
Net income per share—diluted	$0.46	$0.78	$2.00	$2.11
Antidilutive employee share-based awards, excluded	11	24	58	75

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	% Variance		April 27, 2024	April 29, 2023	% Variance
Revenue	$12,702	$14,571	(13)%		$40,161	$41,795	(4)%
Gross margin percentage	65.1%	63.4%	1.7	pts	64.9%	62.2%	2.7	pts
Research and development	$1,948	$1,962	(1)%		$5,804	$5,598	4%
Sales and marketing	$2,559	$2,526	1%		$7,523	$7,301	3%
General and administrative	$736	$641	15%		$2,050	$1,788	15%
Total research and development, sales and marketing, general and administrative	$5,243	$5,129	2%		$15,377	$14,687	5%
Total as a percentage of revenue	41.3%	35.2%	6.1	pts	38.3%	35.1%	3.2	pts
Restructuring and other charges included in operating expenses	$542	$87	NM		$677	$328	106%
Operating income as a percentage of revenue	17.2%	27.1%	(9.9)	pts	23.8%	25.8%	(2.0)	pts
Interest and other income (loss), net	$44	$11	NM		$275	$69	NM
Income tax percentage	15.6%	18.8%	(3.2)	pts	17.1%	20.2%	(3.1)	pts
Net income	$1,886	$3,212	(41)%		$8,158	$8,655	(6)%
Net income as a percentage of revenue	14.8%	22.0%	(7.2)	pts	20.3%	20.7%	(0.4)	pts
Earnings per share—diluted	$0.46	$0.78	(41)%		$2.00	$2.11	(5)%
NM – Not Meaningful
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Total revenue decreased by 13% compared with the third quarter of fiscal 2023. In March 2024, we completed the acquisition of Splunk, which contributed $413 million in total revenue for the third quarter of fiscal 2024. Within total revenue, product revenue decreased by 19% and service revenue increased by 6%. In the third quarter of fiscal 2024, total software revenue was $4.5 billion across all product areas and service, an increase of 5%, driven by the contribution of Splunk. Within total software revenue, subscription revenue increased 17%, driven in large part by the contribution of Splunk.
In the third quarter of fiscal 2024, we continued to see customers scrutinizing spend. We saw a decline in product demand in the first half of fiscal 2024, which was primarily due to customers needing additional time to implement elevated levels of product shipments received in prior quarters. Even though we saw improved product deployments by customers in the third quarter of fiscal 2024, we believe that some impacts on overall product demand may continue through at least the end of fiscal 2024 as customers complete the installation of the majority of their product deployments.
Total gross margin increased by 1.7 percentage points. Product gross margin increased by 0.8 percentage points, largely driven by favorable product mix and productivity improvements, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 6.1 percentage points. Operating income as a percentage of revenue decreased by 9.9 percentage points primarily driven by restructuring and other charges of $542 million and higher amortization of purchased intangible assets in the third quarter of fiscal 2024. Diluted earnings per share decreased 41%, driven by a decrease of 41% in net income, partially offset by a decrease in diluted share count of 50 million shares.
In terms of our geographic segments, revenue from the Americas decreased by $1.3 billion, EMEA revenue decreased by $348 million and APJC revenue decreased by $258 million. From a customer market standpoint, we experienced product revenue declines across all of our customer markets. From a product category perspective, the product revenue decrease of 19% was driven by a decline in revenue in Networking of 27%. This decline was partially offset by product revenue growth in Security of 36% and Observability of 27%, each driven in large part by the contribution of Splunk. Product revenue in Collaboration was flat.
We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations and on accelerating innovation across our portfolio. We believe that we are making progress on our strategic priorities. We continue to operate in a challenging macroeconomic and highly competitive environment and while the overall environment remains uncertain, we continue to invest in priority areas with the objective of driving profitable growth over the long term.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Total revenue decreased 4%, with product revenue decreasing 7% and service revenue increasing 5%. Total gross margin increased 2.7 percentage points due to productivity improvements and favorable product mix, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 3.2 percentage points. Operating income as a percentage of revenue decreased by 2.0 percentage points. We incurred restructuring and other charges of $677 million in the first nine months of fiscal 2024. Diluted earnings per share decreased 5%, driven by a decrease of 6% in net income, partially offset by a decrease in diluted share count of 40 million shares.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2024 (in millions):

	April 27, 2024	July 29, 2023
Cash and cash equivalents and investments	$18,770	$26,146
Remaining performance obligations	$38,774	$34,868
Inventories	$3,118	$3,644
Total debt	$31,993	$8,391

	Nine Months Ended
	April 27, 2024	April 29, 2023
Cash provided by operating activities	$7,150	$13,920
Repurchases of common stock—stock repurchase program	$3,762	$3,017
Dividends paid	$4,778	$4,713

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
Our provision for inventory was $90 million and $82 million for the third quarter of fiscal 2024 and 2023, respectively, and $348 million and $174 million for the first nine months of fiscal 2024 and 2023, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $85 million and $134 million for the third quarter of fiscal 2024 and 2023, respectively, and $213 million and $333 million for the first nine months of fiscal 2024 and 2023, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology and customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the Supply Constraints Impacts and Risks, see “—Results of Operations—Gross Margin—Supply Constraints Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2024 and 2023.
The accounting for acquisitions requires significant estimates and judgments when allocating the purchase price to the estimated fair values of assets acquired and liabilities assumed at the acquisition date. Critical estimates used in the valuation of intangible assets include, but are not limited to, the amount and timing of expected future cash flows, useful lives and discount rates. While our estimates of fair value are based on assumptions that are believed to be reasonable, these assumptions are inherently uncertain and unpredictable and would not reflect unanticipated events and circumstances that may occur.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset group to the future undiscounted cash flows the asset group is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

business strategy and our internal forecasts. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 15.6% and 18.8% in the third quarter of fiscal 2024 and 2023, respectively, and 17.1% and 20.2% in the first nine months of fiscal 2024 and 2023, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and service (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent
Revenue:
Product	$9,024	$11,092	$(2,068)	(19)%	$29,395	$31,492	$(2,097)	(7)%
Percentage of revenue	71.0%	76.1%			73.2%	75.3%
Service	3,678	3,479	199	6%	10,766	10,303	463	5%
Percentage of revenue	29.0%	23.9%			26.8%	24.7%
Total	$12,702	$14,571	$(1,869)	(13)%	$40,161	$41,795	$(1,634)	(4)%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue for the third quarter and first nine months of fiscal 2024 includes $413 million relating to the acquisition of Splunk, which consisted of $338 million in product revenue and $75 million in service revenue.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and service for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent
Revenue:
Americas	$7,372	$8,634	$(1,262)	(15)%	$23,904	$24,372	$(468)	(2)%
Percentage of revenue	58.1%	59.3%			59.5%	58.3%
EMEA	3,458	3,806	(348)	(9)%	10,606	11,209	(603)	(5)%
Percentage of revenue	27.2%	26.1%			26.4%	26.8%
APJC	1,873	2,131	(258)	(12)%	5,652	6,214	(562)	(9)%
Percentage of revenue	14.7%	14.6%			14.1%	14.9%
Total	$12,702	$14,571	$(1,869)	(13)%	$40,161	$41,795	$(1,634)	(4)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Total revenue decreased by 13%. Product revenue decreased by 19% and service revenue increased by 6%. Our total revenue reflected declines across each of our geographic segments.
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
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Total revenue decreased by 4%. Product revenue decreased by 7% and service revenue increased by 5%. Our total revenue reflected declines across each of our geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,155	$6,519	$(1,364)	(21)%	$17,352	$18,093	$(741)	(4)%
Percentage of product revenue	57.1%	58.8%			59.0%	57.5%
EMEA	2,580	2,989	(409)	(14)%	8,058	8,791	(733)	(8)%
Percentage of product revenue	28.6%	26.9%			27.4%	27.9%
APJC	1,289	1,584	(295)	(19)%	3,985	4,607	(622)	(14)%
Percentage of product revenue	14.3%	14.3%			13.6%	14.6%
Total	$9,024	$11,092	$(2,068)	(19)%	$29,395	$31,492	$(2,097)	(7)%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Product revenue in the Americas segment decreased by 21%, with declines across each of our customer markets. The acquisition of Splunk contributed $221 million of product revenue to the Americas segment for the third quarter and first nine months of fiscal 2024. From a country perspective, product revenue decreased in the United States, Canada, Mexico and Brazil by 21%, 6%, 27% and 18%, respectively.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Product revenue in the Americas segment decreased by 4%, with declines in the enterprise and service provider and cloud markets, partially offset by growth in the public sector market. From a country perspective, product revenue decreased in the United States, Canada, Mexico and Brazil by 4%, 7%, 7% and 8%, respectively.
EMEA
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Product revenue in the EMEA segment decreased by 14%, driven by declines across each of the customer markets. The acquisition of Splunk contributed $76 million of product revenue to the EMEA segment for the third quarter and first nine months of fiscal 2024. From a country perspective, product revenue decreased in the United Kingdom, Germany and France by 9%, 18% and 8%, respectively.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Product revenue in the EMEA segment decreased by 8%, driven by declines in the enterprise and service provider and cloud markets, partially offset by growth in the public sector market. From a country perspective, product revenue decreased in the United Kingdom, Germany, and France by 9%, 12% and 12%, respectively.
APJC
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Product revenue in the APJC segment decreased by 19%, with declines across each of the customer markets. The acquisition of Splunk contributed $41 million of product revenue to the APJC segment for the third quarter and first nine months of fiscal 2024. From a country perspective, product revenue decreased in Japan, India, Australia, and China by 11%, 17%, 22% and 32%, respectively.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Product revenue in the APJC segment decreased by 14%, with declines across each of the customer markets. From a country perspective, product revenue decreased in Japan, India, Australia, and China by 14%, 11%, 12% and 37%, respectively.

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
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent
Product Revenue
Networking	$6,522	$8,982	$(2,460)	(27)%	$22,425	$25,105	$(2,680)	(11)%
Security	1,304	958	346	36%	3,288	2,872	416	14%
Collaboration	987	985	2	—%	3,093	3,029	64	2%
Observability	211	167	44	27%	589	486	103	21%
Total	$9,024	$11,092	$(2,068)	(19)%	$29,395	$31,492	$(2,097)	(7)%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
The Networking product category represents our core networking technologies of switching, routing, wireless, 5G, silicon, optics solutions and compute products. Revenue from the Networking product category decreased by 27%, or $2.5 billion. Revenue declined across most of the portfolio and across each of our geographic segments due to continued implementation of inventory by our customers.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Revenue from the Networking product category decreased by 11%, or $2.7 billion. Revenue declined in both campus switching and data center switching, primarily driven by declines in our Catalyst 9000 series and Nexus 9000 series offerings. We experienced a revenue decline in enterprise routing, although we saw revenue growth in our SD-WAN offerings. The decrease in wireless was primarily driven by our WiFi-6 products and Meraki offerings. We also saw a revenue decline in routed optical networking.
Security
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
The Security product category consists of our Cloud and Application Security, Industrial Security, Network Security, and User and Device Security offerings. This product category includes the Splunk Platform and Splunk Security offerings after our acquisition of Splunk, although the Splunk Platform has use cases that can also be applicable for observability offerings. Revenue in our Security product category increased by 36%, or $346 million, primarily driven by the contribution of Splunk offerings and to a lesser extent, growth in our Secure Access Service Edge offerings and double-digit growth in our Zero Trust offerings. The Security product category grew 3%, not including the contribution from Splunk offerings.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Revenue from the Security product category increased by 14%, or $416 million, primarily driven by the contribution of Splunk offerings and the growth in our Zero Trust offerings. The Security product category grew 3%, not including the contribution from Splunk offerings.
Collaboration
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
The Collaboration product category consists of our Meetings, Collaboration Devices, Calling, Contact Center and CPaaS offerings. Revenue in our Collaboration product category was flat, primarily driven by growth in our Calling and Contact Center offerings, offset by a decline in Meetings and Collaboration Devices.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Revenue from our Collaboration product category increased by 2%, or $64 million, primarily driven by growth in Calling, Collaboration Devices and Contact Center offerings, partially offset by a decline in Meetings.
Observability
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
The Observability product category consists of our full stack observability offerings. This product category includes the Splunk Observability Suite after our acquisition of Splunk. This product category excludes the Splunk Platform which includes use cases that can also be associated with observability offerings. Revenue in our Observability product category increased 27%, or $44 million, driven by growth in our ThousandEyes network services offerings and the contribution from Splunk. Product revenue in the Observability product category increased 14%, not including the contribution from Splunk.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Revenue from the Observability product category increased by 21%, or $103 million, primarily driven by growth in our ThousandEyes network services offerings and the contribution from Splunk. Product revenue in the Observability product category increased 17%, not including the contribution from Splunk.

Service Revenue by Segment
The following table presents the breakdown of service revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent
Service revenue:
Americas	$2,217	$2,115	$102	5%	$6,552	$6,279	$273	4%
Percentage of service revenue	60.3%	60.8%			60.9%	60.9%
EMEA	878	817	61	7%	2,548	2,417	131	5%
Percentage of service revenue	23.9%	23.5%			23.7%	23.5%
APJC	584	547	37	7%	1,667	1,606	61	4%
Percentage of service revenue	15.8%	15.7%			15.4%	15.6%
Total	$3,678	$3,479	$199	6%	$10,766	$10,303	$463	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Service revenue increased 6% in the third quarter of fiscal 2024 compared with the third quarter of fiscal 2023, primarily driven by revenue growth in our solution support offerings, software support offerings, maintenance business and advisory services. The acquisition of Splunk also contributed to the growth in service revenue in the third quarter of fiscal 2024. Service revenue increased across each of our geographic segments for the third quarter of fiscal 2024. Service revenue grew 4%, not including the contribution from Splunk.
Service revenue increased 5% in the first nine months of fiscal 2024 compared to the first nine months of fiscal 2023, primarily driven by revenue growth in our solution support offerings, advisory services and maintenance business. The acquisition of Splunk also contributed to the growth in service revenue in the first nine months of fiscal 2024. Service revenue increased across each of our geographic segments. Service revenue grew 4%, not including the contribution from Splunk.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Gross margin:
Product	$5,729	$6,956	63.5%	62.7%	$18,700	$19,139	63.6%	60.8%
Service	2,544	2,276	69.2%	65.4%	7,347	6,866	68.2%	66.6%
Total	$8,273	$9,232	65.1%	63.4%	$26,047	$26,005	64.9%	62.2%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2024, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2023	62.7%	60.8%
Productivity (1)	1.7%	2.1%
Product pricing	(1.9)%	(0.2)%
Mix of products sold	2.1%	1.5%
Amortization of purchased intangible assets	(1.4)%	(0.6)%
Impact of Splunk offerings	0.7%	0.2%
Others	(0.4)%	(0.2)%
Fiscal 2024	63.5%	63.6%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Product gross margin increased by 0.8 percentage points primarily driven by favorable product mix, productivity improvements, largely driven by lower freight and other costs, and benefits from the acquisition of Splunk. These impacts were partially offset by pricing erosion and the amortization of purchased intangible assets.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Product gross margin increased by 2.8 percentage points primarily driven by productivity improvements, largely driven by lower freight and other costs, favorable product mix, and to a lesser extent, benefits from the acquisition of Splunk. These impacts were partially offset by the amortization of purchased intangible assets and pricing erosion.
Supply Chain Impacts and Risks
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
Service Gross Margin
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Our service gross margin percentage increased by 3.8 percentage points primarily due to lower headcount-related costs and higher sales volume, partially offset by unfavorable mix of service offerings and to a lesser extent, higher delivery costs.
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
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Service gross margin increased by 1.6 percentage points primarily due to higher sales volume and lower headcount-related costs, partially offset by unfavorable mix of service offerings.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Gross margin:
Americas	$5,006	$5,545	67.9%	64.2%	$15,906	$15,449	66.5%	63.4%
EMEA	2,406	2,536	69.6%	66.6%	7,324	7,330	69.1%	65.4%
APJC	1,262	1,415	67.4%	66.4%	3,816	3,986	67.5%	64.2%
Segment total	8,673	9,495	68.3%	65.2%	27,046	26,764	67.3%	64.0%
Unallocated corporate items (1)	(400)	(263)			(999)	(759)
Total	$8,273	$9,232	65.1%	63.4%	$26,047	$26,005	64.9%	62.2%
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
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
We experienced a gross margin percentage increase in our Americas segment due to favorable product mix, higher service gross margin and positive impacts from productivity improvements, partially offset by pricing erosion.
Gross margin percentage in our EMEA segment increased primarily due to favorable product mix, higher service gross margin and positive impacts from productivity improvements, partially offset by pricing erosion.
The APJC segment gross margin percentage increase was primarily due to favorable product mix, higher service gross margin and positive impacts from productivity improvements, partially offset by pricing erosion.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
The Americas segment had a gross margin percentage increase driven by positive impacts from productivity improvements and favorable product mix.
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

	Three Months Ended				Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent	April 27, 2024	April 29, 2023	Variance in Dollars	Variance in Percent
Research and development	$1,948	$1,962	$(14)	(1)%	$5,804	$5,598	$206	4%
Percentage of revenue	15.3%	13.5%			14.5%	13.4%
Sales and marketing	2,559	2,526	33	1%	7,523	7,301	222	3%
Percentage of revenue	20.1%	17.3%			18.7%	17.5%
General and administrative	736	641	95	15%	2,050	1,788	262	15%
Percentage of revenue	5.8%	4.4%			5.1%	4.3%
Total	$5,243	$5,129	$114	2%	$15,377	$14,687	$690	5%
Percentage of revenue	41.3%	35.2%			38.3%	35.1%
R&D Expenses
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
R&D expenses decreased due to lower headcount-related expenses and lower contracted services spending, partially offset by higher share-based compensation expense, higher cash compensation from acquisitions and higher discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
R&D expenses increased due to higher share-based compensation expense and higher discretionary spending, partially offset by lower headcount-related expenses and lower contracted services spending.
Sales and Marketing Expenses
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Sales and marketing expenses increased primarily due to higher share-based compensation expense and higher cash compensation from acquisitions, partially offset by lower contracted services spending and lower headcount-related expenses.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Sales and marketing expenses increased primarily due to higher share-based compensation expense, higher discretionary spending, higher cash compensation from acquisitions and higher headcount-related expenses, partially offset by lower contracted services spending.
G&A Expenses
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
G&A expenses increased due to higher acquisition-related costs and higher share-based compensation expense, partially offset by lower headcount-related expenses and lower contracted services spending.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
G&A expenses increased due to higher acquisition-related costs, higher share-based compensation expense and higher discretionary spending.
Effect of Foreign Currency
In the third quarter of fiscal 2024, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $3 million, or 0.1%, compared with the third quarter of fiscal 2023.
In the first nine months of fiscal 2024, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $46 million, or 0.3%, compared with the first nine months of fiscal 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Amortization of purchased intangible assets:
Cost of sales	$254	$160	$620	$476
Operating expenses	297	70	430	212
Total	$551	$230	$1,050	$688
For each of the third quarter and first nine months of fiscal 2024, the increase in amortization of purchased intangible assets was primarily due to amortization of purchased intangibles from our recent acquisitions, including $187 million for the third quarter and first nine months of fiscal 2024 due to the acquisition of Splunk, and impairment charges of $139 million and $145 million for the third quarter and first nine months of fiscal 2024, respectively. The increase was partially offset by certain purchased intangible assets that became fully amortized. The impairment charges were primarily due to declines in estimated fair value resulting from reductions in or the elimination of expected future cash flows associated with certain of our IPR&D intangible assets.
Restructuring and Other Charges
In the third quarter of fiscal 2024, we initiated a restructuring plan in order to realign the organization and enable further investment in key priority areas. This restructuring plan will impact approximately 5% of our global workforce, with estimated pretax charges of up to approximately $800 million. In connection with this restructuring plan, we incurred charges of $542 million in the third quarter and the first nine months of fiscal 2024. We expect this plan to be substantially completed during the first half of fiscal 2025.
In the second quarter of fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas. In connection with this restructuring plan, we incurred charges of $135 million in the first nine months of fiscal 2024. We completed this restructuring plan in the second quarter of fiscal 2024 and incurred cumulative charges of $670 million.
We expect to reinvest substantially all of the cost savings from these restructuring plans in our key priority areas. As a result, the overall cost savings from these restructuring plans are not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 27, 2024	April 29, 2023	April 27, 2024	April 29, 2023
Operating income	$2,191	$3,946	$9,563	$10,778
Operating income as a percentage of revenue	17.2%	27.1%	23.8%	25.8%
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
Operating income decreased by 44%, and operating income as a percentage of revenue decreased by 9.9 percentage points. These changes resulted primarily from a revenue decrease, higher restructuring and other charges and higher amortization of purchased intangible assets, partially offset by a gross margin percentage increase (driven by favorable product mix and productivity improvements, partially offset by pricing erosion).
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
Operating income decreased by 11%, and operating income as a percentage of revenue decreased by 2.0 percentage points. These changes resulted primarily from a revenue decrease, higher restructuring and other charges and higher amortization of purchased intangible assets, partially offset by a gross margin percentage increase (driven by productivity improvements and favorable product mix, partially offset by pricing erosion).

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	April 27, 2024	April 29, 2023	Variance in Dollars
Interest income	$411	$262	$149	$1,095	$650	$445
Interest expense	(357)	(109)	(248)	(588)	(316)	(272)
Interest income (expense), net	$54	$153	$(99)	$507	$334	$173
For the third quarter and first nine months of fiscal 2024, the increase in interest income was driven by higher average balance of cash and available-for-sale debt investments and higher interest rates. The increase in interest expense was primarily driven by higher interest rates and the issuance of senior notes and commercial paper issued in the third quarter of fiscal 2024. We incurred incremental net interest expense of approximately $150 million for the third quarter and first nine months of fiscal 2024 to finance the acquisition of Splunk. We expect lower interest income in future periods due to lower average balance of cash and available-for-sale debt investments and higher interest expense due to a higher balance of debt.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 27, 2024	April 29, 2023	Variance in Dollars	April 27, 2024	April 29, 2023	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(14)	$(6)	$(8)	$(57)	$(15)	$(42)
Marketable equity investments	19	(8)	27	35	(10)	45
Privately held investments	(8)	(120)	112	(163)	(193)	30
Net gains (losses) on investments	(3)	(134)	131	(185)	(218)	33
Other gains (losses), net	(7)	(8)	1	(47)	(47)	—
Other income (loss), net	$(10)	$(142)	$132	$(232)	$(265)	$33
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
The change in our other income (loss), net was primarily driven by changes in net gains (losses) on our privately held investments, primarily driven by lower impairment charges and higher realized gains on our privately held investments and changes in net gains (losses) on available-for-sale debt investments and marketable equity investments.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
The change in our other income (loss), net was primarily driven by changes in net gains (losses) on our privately held investments, primarily driven by higher impairment charges on our privately held investments, partially offset by higher realized gains on our privately held investments, and changes in net gain (losses) on available-for-sale debt investments and marketable equity investments.
Provision for Income Taxes
Three Months Ended April 27, 2024 Compared with Three Months Ended April 29, 2023
The provision for income taxes resulted in an effective tax rate of 15.6% for the third quarter of fiscal 2024 compared with 18.8% for the third quarter of fiscal 2023. The decrease in the effective tax rate was primarily due to an increase in benefit from R&D tax credits.
Nine Months Ended April 27, 2024 Compared with Nine Months Ended April 29, 2023
The provision for income taxes resulted in an effective tax rate of 17.1% for the first nine months of fiscal 2024 compared with 20.2% for the first nine months of fiscal 2023. The decrease in the effective tax rate was primarily due to an increase in benefit from R&D tax credits, a decrease in net discrete tax expenses, and an increase in stock-based compensation windfall.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 27, 2024	July 29, 2023	Increase (Decrease)
Cash and cash equivalents	$8,913	$10,123	$(1,210)
Available-for-sale debt investments	9,407	15,592	(6,185)
Marketable equity securities	450	431	19
Total	$18,770	$26,146	$(7,376)
The net decrease in cash and cash equivalents and investments in the first nine months of fiscal 2024 was primarily driven by a net outflow for the acquisition of Splunk of $27.4 billion, cash returned to stockholders in the form of cash dividends of $4.8 billion and repurchases of common stock of $3.8 billion, repayment of debt of $1.8 billion, net cash paid for our other acquisitions, excluding Splunk, of $1.6 billion and capital expenditures of $0.5 billion. These uses of cash were partially offset by the issuance of senior notes for net proceeds of $13.4 billion, net issuances of commercial paper notes of $11.8 billion, and net cash provided by operating activities of $7.2 billion. The net cash provided by operating activities for the first nine months of fiscal 2024 includes the fiscal 2023 federal tax payment of $2.8 billion that was deferred by the IRS as a result of the California floods and the U.S. transition tax payment of $1.4 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 27, 2024 and July 29, 2023, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 27, 2024	April 29, 2023
Net cash provided by operating activities	$7,150	$13,920
Acquisition of property and equipment	(472)	(616)
Free cash flow	$6,678	$13,304
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2024
April 27, 2024	$0.40	$1,615	26	$49.22	$1,256	$2,871
January 27, 2024	$0.39	$1,583	25	$49.54	$1,254	$2,837
October 28, 2023	$0.39	$1,580	23	$54.53	$1,252	$2,832

Fiscal 2023
July 29, 2023	$0.39	$1,589	25	$50.49	$1,254	$2,843
April 29, 2023	$0.39	$1,593	25	$49.45	$1,259	$2,852
January 28, 2023	$0.38	$1,560	26	$47.72	$1,256	$2,816
October 29, 2022	$0.38	$1,560	12	$43.76	$502	$2,062
On May 15, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on July 24, 2024, to all stockholders of record as of the close of business on July 5, 2024. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $7.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	April 27, 2024	July 29, 2023	Increase (Decrease)
Accounts receivable, net	$5,127	$5,854	$(727)
Our accounts receivable net, as of April 27, 2024 decreased by approximately 12%, as compared with the end of fiscal 2023, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2024 compared with the fourth quarter of fiscal 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	April 27, 2024	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Inventories	$3,118	$3,644	$2,568	$(526)	$550
Inventory purchase commitments	$6,004	$7,253	$12,964	$(1,249)	$(6,960)
Inventory deposits and prepayments	$925	$1,109	$1,484	$(184)	$(559)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 27, 2024	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Less than 1 year	$4,581	$5,270	$9,954	$(689)	$(5,373)
1 to 3 years	1,368	1,783	2,240	(415)	(872)
3 to 5 years	55	200	770	(145)	(715)
Total	$6,004	$7,253	$12,964	$(1,249)	$(6,960)
Inventory as of April 27, 2024 decreased by 14% and inventory purchase commitments with contract manufacturers and suppliers decreased by 17% from our balances at the end of fiscal 2023. The combined decrease of 16% in our inventory and inventory purchase commitments as compared with the end of fiscal 2023 was primarily due to fulfillment of customer demand as overall supply constraints improved and our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 27, 2024	July 29, 2023	Increase (Decrease)
Loan receivables, net	$5,590	$5,857	$(267)
Lease receivables, net	1,104	978	126
Total, net	$6,694	$6,835	$(141)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 2% as compared with the end of fiscal 2023.
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
The volume of channel partner financing was $6.1 billion and $8.3 billion for the third quarter of fiscal 2024 and 2023, respectively, and $20.9 billion and $23.4 billion for the first nine months of fiscal 2024 and 2023, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.7 billion as of April 27, 2024 and July 29, 2023, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 27, 2024, the total maximum potential future payments related to these guarantees was approximately $126 million, of which approximately $25 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 27, 2024	July 29, 2023
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	$750
3.625%	March 4, 2024	—	1,000
3.50%	June 15, 2025	500	500
4.90%	February 26, 2026	1,000	—
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	—
4.85%	February 26, 2029	2,500	—
4.95%	February 26, 2031	2,500	—
5.05%	February 26, 2034	2,500	—
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	—
5.35%	February 26, 2064	1,000	—
Total		$20,250	$8,500
In February 2024, we issued senior notes for an aggregate principal amount of $13.5 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 27, 2024.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $11.9 billion and no commercial paper notes outstanding as of April 27, 2024 and July 29, 2023, respectively.
Credit Facility On May 13, 2021, we entered into a 5-year $3.0 billion unsecured revolving credit agreement, as amended on April 18, 2023. On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of April 27, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	April 27, 2024	July 29, 2023	Increase (Decrease)
Product	$18,876	$15,802	$3,074
Service	19,898	19,066	832
Total	$38,774	$34,868	$3,906

Short-term RPO	$20,089	$17,910	$2,179
Long-term RPO	18,685	16,958	1,727
Total	$38,774	$34,868	$3,906
Total remaining performance obligations as of April 27, 2024 increased 11% compared to the end of fiscal 2023. Total remaining performance obligations as of April 27, 2024 includes $3.4 billion related to the acquisition of Splunk. Remaining performance obligations for product increased by 19% compared to the end of fiscal 2023. Remaining performance obligations for service increased by 4%. We expect approximately 52% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 27, 2024	July 29, 2023	Increase (Decrease)
Product	$12,856	$11,505	$1,351
Service	14,619	14,045	574
Total	$27,475	$25,550	$1,925
Reported as:
Current	$15,751	$13,908	$1,843
Noncurrent	11,724	11,642	82
Total	$27,475	$25,550	$1,925
Total deferred revenue increased 8% compared to the end of fiscal 2023. Total deferred revenue as of April 27, 2024 includes $1.8 billion related to the acquisition of Splunk. The increase in deferred product revenue of 12% was primarily due to the contribution from the Splunk acquisition and increased deferrals related to our recurring software offerings. The increase in deferred service revenue of 4% was driven by the contribution of the Splunk acquisition, partially offset by ongoing amortization of deferred service revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of April 27, 2024 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $4.1 billion. Approximately $1.8 billion is payable in fiscal 2025 and $2.3 billion is payable in fiscal 2026.
For our Contractual Obligations see our Annual Report on Form 10-K for the fiscal year ended July 29, 2023.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments. The funding commitments were $0.2 billion and $0.3 billion as of April 27, 2024 and July 29, 2023, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of April 27, 2024 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 27, 2024. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.7 billion and $6.8 billion as of April 27, 2024 and July 29, 2023. As of April 27, 2024, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 27, 2024, we had $20.3 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $20.1 billion, and the related fair value based on market prices was $20.0 billion. As of April 27, 2024, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $0.5 billion of hedged debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $450 million and $431 million as of April 27, 2024 and July 29, 2023, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $1.6 billion and $1.8 billion as of April 27, 2024 and July 29, 2023, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 27, 2024		July 29, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,652	$(65)	$3,014	$(33)
Sold	$3,425	$63	$2,406	$31
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2024, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $46 million, or 0.3%, compared with the first nine months of fiscal 2023. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to our Business and Industry
Our operations can be difficult to predict because our operating results may fluctuate in future periods.
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:
•Fluctuations in demand for our products and services, especially with respect to service providers and Internet businesses, in part due to changes in the global economic environment
•Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue
•Our ability to maintain appropriate inventory levels and purchase commitments
•Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions
•The overall movement toward industry consolidation among both our competitors and our customers
•The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and in emerging technologies, as well as the adoption of new standards
•Variations in sales channels, product costs, mix of products sold, or mix of direct sales and indirect sales
•The timing, size, and mix of orders from customers
•Manufacturing and customer lead times
•Fluctuations in our gross margins, and the factors that contribute to such fluctuations
•The ability of our customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially during a period of global credit market disruption or in the event of customer, channel partner, contract manufacturer or supplier financial problems
•Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements
•How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges
•Our ability to achieve targeted cost reductions
•Benefits anticipated from our investments
•Changes in tax laws or accounting rules, or interpretations thereof
As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could materially harm our business, results of operations, and financial condition.
Our operating results may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment.
Challenging economic conditions, including rising inflation, or other changes, worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service provider and cloud as well as enterprise and other customer markets; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.
The global macroeconomic environment can be challenging and inconsistent. In certain prior periods, we have seen a broad-based weakening in the global macroeconomic environment which has impacted and could impact in the future certain of our markets. Additionally, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, the Israel-Hamas war, and China-Taiwan relations), the current economic challenges in China, including global economic ramifications of Chinese economic difficulties, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, were to deteriorate, we may experience material harm to our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. In addition, reports of certain intelligence gathering methods of the U.S. government could affect customers’ perception of the products of IT companies which design and manufacture products in the United States. Trust and confidence in us as an IT supplier are critical to the development and growth of our markets. Impairment of that trust, or foreign regulatory actions taken in response to reports of certain intelligence gathering methods of the U.S. government, could affect the demand for our products from customers outside of the United States and could have a negative impact on our operating results.
Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, which can be exacerbated during periods when the global macroenvironment is challenging and inconsistent and can result in market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in the second and third quarters of fiscal 2024, and in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. For example, in the third quarter of fiscal 2024 we continued to see customers scrutinizing spend. We saw a decline in product demand in the first half of fiscal 2024, which we believe was primarily related to customers needing additional time to implement elevated levels of product shipments. Even though we saw improved product deployments in the third quarter of fiscal 2024, we believe that some impacts on overall product demand may continue through at least the end of fiscal 2024 as customers continue to complete the installation of the majority of their product deployments. We have experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be negatively impacted if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant impact on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges, we have in the past and may in the future increase our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if product demand significantly weakens for a sustained duration or we are unable to continue to mitigate the remaining supply chain exposure. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could materially harm our operations and financial results. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.

Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and operating results, and our failure to estimate customer demand properly may result in excess or obsolete component supply, which could negatively impact our gross margins.
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
A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies, geopolitical tensions (including as a result of China-Taiwan relations) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially harm our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could materially harm our business, results of operations, and financial condition.
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
Our operating results would also be negatively impacted if, anticipating greater demand than actually develops, we commit to the purchase of more components than we need, which is more likely to occur during periods of demand uncertainties such as we have experienced in recent periods and expect to continue to experience over the short- and medium-term, such as those we are experiencing with customers, particularly enterprise, service provider and cloud customers, as they implement elevated levels of product shipments from prior quarters, as discussed above. Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times such as we have recently seen when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In past periods, we increased our inventory and purchase commitments in light of the supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if we fail to anticipate customer demand properly and product demand significantly weakens for a sustained duration or we are unable to continue to mitigate the remaining supply chain exposure. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For example, we saw a decline in product demand in the first half of fiscal 2024, which we believe was primarily related to customers needing additional time to implement elevated levels of product shipments. Even though we saw improved product deployments in the third quarter of fiscal 2024, we believe that some impacts on overall product demand may continue through at least the end of fiscal 2024 as customers continue to complete the installation of the majority of their product deployments. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Although our product gross margin increased in the first three quarters of fiscal 2024 and in fiscal 2023, our level of product gross margins declined in fiscal 2022 and have declined in certain prior periods on a year-over-year basis, and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including mix of configurations within each product group
•Introduction of new products, including products with price-performance advantages, and new business models (including continuing to increase the use of business models where revenue is recognized over multiple periods)
•Our ability to reduce production costs
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts
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
Sales to the service provider and cloud market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Networking and Collaboration products, in addition to longer sales cycles. Service provider and cloud product orders significantly decreased during the first half of fiscal 2024 and fiscal 2023 and we have experienced similar weakness in certain prior periods. Product orders from the service provider and cloud market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service providers and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have negatively impacted our business and operating results in the past, and could materially harm our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
Disruption of or changes in our distribution model could harm our sales and margins.
If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be negatively impacted. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other third-party resellers, and distributors. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other third-party resellers. We refer to sales through distributors as our two-tier system of sales to the end customer. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.
Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. There can be no assurance that changes in the balance of our distribution model in future periods would not have an adverse effect on our gross margins and profitability. Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following: competition with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not directly sell their own products or otherwise compete with them; some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear; some of our channel partners may have insufficient financial resources and may not be able to withstand changes and challenges in business conditions; and revenue from indirect sales could suffer if our distributors’ financial condition or operations weaken. In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could materially harm our business, operating results, and financial condition. Further, sales of our products outside of agreed territories can result in disruption to our distribution channels.
The markets in which we compete are intensely competitive, which could negatively impact our achievement of revenue growth.
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
We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and at the same time compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could materially harm our business, operating results, and financial condition and accordingly affect our chances of success.
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
Our financial performance may be negatively impacted by demand for, and costs to deliver, our software subscription offerings; and interruptions or performance problems associated with these offerings, including interruptions or performance problems caused by third-party providers on which we rely, may negatively impact our business and financial results.
In recent years we have transformed our business model to deliver more software and subscription offerings. This transformation was accelerated by recent acquisitions, including our acquisition of Splunk in March 2024. Market acceptance of our software subscription offerings, which includes our as-a-service solutions, can be affected by a variety of factors, including: security, reliability, performance, terms of service, support terms, customer preference, community engagement, concerns regarding data privacy or data protection, and the enactment of laws or regulations in jurisdictions in which we operate. To generate sales growth for our software subscription offerings, we need to convince potential customers to purchase new licenses or subscriptions and generate timely renewals and additional purchases from existing customers. Any failure to do so could result in decreased revenue, reduced sales, increased churn or otherwise negatively impact our results of operations and financial condition. Further, growth of our software subscription offerings depends, in part, on the ability of customers to use and access these solutions. We have experienced, and may in the future experience, interruptions in service, storage failures, and other performance-related problems due to a variety of factors, such as infrastructure and software changes, human or software errors, capacity constraints, unauthorized access, denial of service or other cyber attacks. In some instances, we may not be able to timely identify the cause or causes of these performance problems and, even if timely identified, we may be unable to timely remediate the underlying cause. It may become increasingly difficult to maintain and improve our performance for our software subscription offerings, especially during peak usage times and as our solutions become more complex and our user traffic increases. Performance-related issues of our software subscription offerings may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts or for losses suffered by our customers.
To deliver our software subscription offerings, we have incurred and will continue to incur substantial costs to implement and maintain this business. We make significant investments to increase or maintain capacity and to develop and implement new technologies in our infrastructure and operations, including those provided by third-party providers on which we rely. We may not be successful in developing or implementing these technologies. To the extent that we do not effectively scale our operations to meet the needs of our customers and to maintain performance as our customers expand their use of our solutions, we may not be able to grow this business as quickly as we anticipate, our customers may reduce or cancel use of our solutions, and we may be unable to compete as effectively and our business and results of operations may be harmed. Additionally, if our costs associated with our software subscription offerings were to significantly increase, our business, results of operations and financial condition may be negatively impacted. We are also subject to the risk of performance-related problems or interruption of the services provided by third-party providers on which we rely, which could cause revenues for software subscription offerings to decline, damage to our reputation, legal liability exposure, and/or increased expenses, all of which could negatively impact our business, results of operations, and financial condition.
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
The process of developing new technology, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as artificial intelligence, security, observability, and cloud— is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking, security, or observability does not emerge as we believe it will, or these industries do not evolve as we believe they will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to these markets in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, our business could be harmed. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be negatively impacted in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. We have also been transforming our business to move from selling individual products and services to selling products and services integrated into architectures and solutions, and we are seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of this transformation, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, our business could be harmed.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. From time to time we initiate restructuring plans. Our business may not be more efficient or effective than prior to implementation of such plans. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could materially harm our business, operating results, and financial condition.
Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority and growth areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key priority and growth areas. We also intend to focus on maintaining leadership in core networking and services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be negatively impacted.

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
Our growth depends upon market growth, our ability to enhance our existing products, and our ability to introduce new products on a timely basis. We intend to continue to address the need to develop new products and enhance existing products through acquisitions of other companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including the following:
•Difficulties or delays in integrating the operations (including IT security), systems, technologies, products, and personnel of the acquired companies, particularly with companies that have large and widespread operations and/or complex products (such as Splunk)
•Diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions
•Potential difficulties in completing projects associated with in-process research and development intangibles
•Difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets have stronger market positions
•Initial dependence on unfamiliar supply chains or relatively small supply partners
•Insufficient revenue to offset increased expenses associated with acquisitions
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions have in the past and may in the future also cause us to:
•Issue common stock that would dilute our current stockholders’ percentage ownership
•Use a substantial portion of our cash resources, or incur debt
•Significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition
•Assume liabilities
•Record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges
•Incur amortization expenses related to certain intangible assets
•Incur tax expenses related to the effect of acquisitions on our legal structure
•Incur large write-offs and restructuring and other related expenses
•Become subject to intellectual property or other litigation
Mergers and acquisitions of high-technology companies are inherently risky and subject to many factors outside of our control, and no assurance can be given that our previous or future acquisitions will be successful and will not materially harm our business, operating results, or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. Prior acquisitions have resulted in a wide range of outcomes, from successful introduction of new products and technologies to a failure to do so. Even when an acquired company has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that pre-acquisition due diligence will have identified all possible issues that might arise with respect to such products. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions. Risks described with respect to new product development also apply to acquisitions.
Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations.
Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, entry into other markets has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence. For example, as we add direct selling capabilities globally to meet changing customer demands, we will face increased legal and regulatory requirements.

Product quality problems could lead to reduced revenue, gross margins, and net income.
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs that can unexpectedly interfere with expected operations. There can be no assurance that our pre-shipment testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, or product reengineering expenses, any of which could materially harm our revenue, margins, and net income.
Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be negatively impacted by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could materially harm our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; geopolitical tensions (including China-Taiwan relations); political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental protection regulations (including new laws and regulations related to climate change); trade protection measures such as tariffs, and other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm of our business.
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks and challenges and may result in unintended consequences that could affect its further development or our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI capabilities to potentially improve our internal functions and operations also presents further risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could also give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new applications of existing data protection, privacy, intellectual property, and other laws; damage our reputation; or otherwise materially harm our business.
We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.
Most of our sales are on an open credit basis, with typical payment terms of 30 days in the United States, and, because of local customs or conditions, longer in some markets outside the United States. Beyond our open credit arrangements, we have also experienced demands for customer financing and facilitation of leasing arrangements. Our loan financing arrangements may include not only financing the acquisition of our products and services but also providing additional funds for other costs associated with network installation and integration of our products and services. Our exposure to the credit risks relating to our financing activities may increase if our customers are negatively impacted by a global economic downturn or periods of economic uncertainty. There can be no assurance that programs we have in place to monitor and mitigate credit risks will be effective. In the past, there have been significant bankruptcies among customers both on open credit and with loan or lease financing arrangements, particularly among Internet businesses and service providers, causing us to incur economic or financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses, if incurred, could materially harm our business, operating results, or financial condition. Additionally, to the degree that turmoil in the credit markets makes it more difficult for some customers to obtain financing, those customers’ ability to pay could be adversely impacted, which in turn could materially harm our business, operating results, and financial condition.
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
Because a significant portion of our business is conducted outside the United States, we face exposure to adverse movements in foreign currency exchange rates, including emerging market currencies which can have extreme currency volatility. An increase in the value of the dollar could increase the real cost to our customers of our products in those markets outside the United States where we sell in dollars and a weakened dollar could increase the cost of local operating expenses and procurement of raw materials to the extent that we must purchase components in foreign currencies. These exposures may change over time as business practices evolve, and they could materially harm our financial results and cash flows.
Failure to retain and recruit key personnel would harm our ability to meet key objectives.
Our success has always depended in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for such personnel is intense, especially in the Silicon Valley area of Northern California and other major United States locations. Stock incentive plans are designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution and share-based compensation expense or otherwise, may also negatively impact our ability to retain key employees. As a result of one or more of these factors, we may increase our hiring in geographic areas outside the United States, which could subject us to additional geopolitical and exchange rate risk. The loss of services of any of our key personnel; the inability to retain and attract qualified personnel in the future; or delays in hiring required personnel, particularly in engineering and sales fields, could make it difficult to meet key objectives, such as timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors frequently claim that competitors have engaged in improper hiring practices. We have received these claims in the past and may receive additional claims in the future.
Adverse resolution of litigation or governmental investigations may harm our operating results or financial condition.
We are a party to lawsuits in the normal course of our business. Additionally, in connection with the Russia and Ukraine war and our decision to stop business operations and orderly wind down our business in Russia and Belarus, there are existing claims and lawsuits in Russia, and the potential for future claims and lawsuits in Russia and/or Belarus, related to such decisions and regulatory requirements. In the event of an unfavorable resolution of any of these lawsuits, the potential outcome could include the seizure of our assets in Russia and/or Belarus, which, collectively, represents less than 0.1% of our total assets at the end of the third quarter of fiscal 2024. Any litigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. An unfavorable resolution of lawsuits or governmental investigations could materially harm our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”

Our operating results may be negatively impacted and damage to our reputation may occur due to the production and sale of counterfeit versions of our products.
As is the case with leading products around the world, our products are subject to efforts by third parties to produce counterfeit versions of our products. While we work diligently with law enforcement authorities in various countries to block the manufacture of counterfeit goods and to interdict their sale, and to detect counterfeit products in customer networks, and have succeeded in prosecuting counterfeiters and their distributors, resulting in fines, imprisonment and restitution to us, there can be no guarantee that such efforts will succeed. While counterfeiters often aim their sales at customers who might not have otherwise purchased our products due to lack of verifiability of origin and service, such counterfeit sales, to the extent they replace otherwise legitimate sales, could negatively impact our operating results.
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could negatively impact our results.
Our provision for income taxes is subject to volatility and could be negatively impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
Our business and operations are especially subject to the risks of earthquakes, floods, and other natural catastrophic events (including as a result of global climate change).
Our corporate headquarters, including certain of our research and development operations are located in the Silicon Valley area of Northern California, a region known for seismic activity. Additionally, a certain number of our facilities are located near rivers that have experienced flooding in the past. Also certain of our customers, suppliers and logistics centers are located in regions that have been or may be affected by earthquake, tsunami and flooding or other weather-related activity which in the past has disrupted, and in the future could disrupt, the flow of supply chain components and delivery of products. In addition, global climate change may result in significant natural disasters occurring more frequently and/or with greater intensity, such as drought, wildfires, storms, sea-level rise, changing precipitation, and flooding. We have not to date experienced a material event as a result of these kinds of natural disasters; however, the occurrence of any such event in the future could materially harm our business, operating results, and financial condition.
Terrorism, war, and other events may harm our business, operating results and financial condition.
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia and Ukraine war and the Israel-Hamas war), and other events (such as economic sanctions, trade restrictions and reactions of the governments, markets and the general public, including those related to the on-going Russia and Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially harmed.

There can be no assurance that our operating results and financial condition will not be negatively impacted by our incurrence of debt.
As of the end of the third quarter of fiscal 2024, we have senior unsecured notes outstanding in an aggregate principal amount of $20.3 billion that mature at specific dates from calendar year 2025 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $11.9 billion in commercial paper notes outstanding under this program as of April 27, 2024. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially harmed. For additional information regarding our indemnification obligations, see Note 14(e) to the Consolidated Financial Statements contained in this report. Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Further, in the past, third parties have made infringement and similar claims after we have acquired technology that had not been asserted prior to our acquisition.
We rely on the availability of third-party licenses.
Many of our products are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could materially harm our business, operating results, and financial condition. Moreover, the inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
Risks Related to Cybersecurity, Privacy, and Regulatory Requirements
Cyber attacks, data breaches or other incidents impacting our solutions and IT environment may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, or in third-party products we use, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated and difficult to predict and protect against. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by employees, contingent workers, and malicious actors. Additionally, nation-state actors or their agents have in the past attacked our IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict. Further, a cyber attack or other incident could go undetected and persist in our environments for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or be lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for third-party products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, operating results, and financial condition.

Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade our solutions could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
The products and services (together, our “solutions”) we sell to customers, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, and other means), which have not been remedied and cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems, or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, or decide not to upgrade to the latest versions of our solutions containing the security update, they are left vulnerable. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade solutions could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect personal data could result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business.
Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including for regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) applies to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data. Additionally, we are subject to California’s Consumer Privacy Act and other laws, regulations and obligations that relate to the handling of personal data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security controls applicable to our supply chain. Changes in regulatory requirements or our actual or perceived failure to comply with applicable laws and regulations or other obligations could materially harm our business, operating results, and financial condition.

Risks Related to Ownership of Our Stock
Our stock price may be volatile.
Historically, our common stock has experienced substantial price volatility, particularly as a result of variations between our actual financial results and the published expectations of analysts and as a result of announcements by our competitors and us. Furthermore, speculation in the press or investment community about our strategic position, financial condition, results of operations, business, security of our products, or significant transactions can cause changes in our stock price. In addition, the stock market has experienced extreme price and volume fluctuations that have affected the market price of many technology companies, in particular, and that have often been unrelated to the operating performance of these companies. These factors, as well as general economic and political conditions and the announcement of proposed and completed acquisitions or other significant transactions, or any difficulties associated with such transactions, by us or our current or potential competitors, may materially harm the market price of our common stock in the future. Additionally, volatility, lack of positive performance in our stock price or changes to our overall compensation program, including our stock incentive program, may negatively impact our ability to retain key employees, virtually all of whom are compensated, in part, based on the performance of our stock price.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 28, 2024 to February 24, 2024	8	$49.69	8	$8,012
February 25, 2024 to March 23, 2024	8	$49.21	8	$7,630
March 24, 2024 to April 27, 2024	10	$48.82	10	$7,172
Total	26	$49.22	26
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $7.2 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
On February 22, 2024, M. Victoria Wong, Cisco’s Senior Vice President and Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Wong’s trading plan provides for the sale of 30,151 gross shares, excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Wong’s trading plan is scheduled to terminate on March 21, 2025, subject to early termination for certain specified events set forth therein.
On February 28, 2024, Charles H. Robbins, Cisco’s Chair and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Robbins’ trading plan provides for the sale of 484,640 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Robbins’ trading plan is scheduled to terminate on March 21, 2025, subject to early termination for certain specified events set forth therein.
On March 4, 2024, R. Scott Herren, Cisco’s Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Herren’s trading plan provides for the sale of 256,366 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Herren’s trading plan is scheduled to terminate on March 21, 2025, subject to early termination for certain specified events set forth therein.
On March 15, 2024, Thimaya Subaiya, Cisco’s Executive Vice President, Operations, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Subaiya’s trading plan provides for the sale of 112,862 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and shares from purchases made pursuant to Cisco’s employee stock purchase plan, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Subaiya’s trading plan is scheduled to terminate on March 21, 2025, subject to early termination for certain specified events set forth therein.
The information below is reported in lieu of information that would be reported under Item 5.02 under Form 8-K.
Compensatory Arrangement of Certain Officer
On May 15, 2024, Maria Martinez, former Executive Vice President and Chief Operating Officer of Cisco, entered into a Separation Agreement and General Release (the “Separation Agreement”) in connection with her termination of employment as an Executive Advisor effective May 15, 2024. The Separation Agreement provides that Ms. Martinez will be entitled to accelerated vesting of the time-based restricted stock unit awards which are scheduled to vest between August 10, 2024 and November 10, 2025 and will be deemed eligible for retirement vesting of certain performance-based restricted stock units. Ms. Martinez will also be entitled to a cash payment in the amount of $2,814,307.22, which is equal to eighteen months of her annual base salary, her annual target bonus award, and 17 months of COBRA premiums.
In consideration for such benefits, Ms. Martinez executed a release of claims relating to her employment and agreed to comply with the terms of the Separation Agreement, Cisco’s Code of Business Conduct and related policies, and Cisco’s Proprietary Information and Inventions Agreement.
The foregoing description of the Separation Agreement is qualified in its entirety by reference to the Separation Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 20, 2023, by and among Cisco Systems, Inc., Spirit Merger Corp. and Splunk Inc.	8-K	001-39940	2.1	9/21/2023
4.1	Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-39940	4.1	2/26/2024
4.2	First Supplemental Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, for 4.900% Senior Notes due 2026, 4.800% Senior Notes due 2027, 4.850% Senior Notes due 2029, 4.950% Senior Notes due 2031, 5.050% Senior Notes due 2034, 5.300% Senior Notes due 2054 and 5.350% Senior Notes due 2064	8-K	001-39940	4.2	2/26/2024
10.1†	Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-39940	10.1	2/8/2024
10.2*	Separation Agreement and General Release, by and between Cisco Systems, Inc. and Maria Martinez					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Cisco agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	May 21, 2024	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)