Form 10-K
period 2024-07-27
CISCO SYSTEMS, INC.
filed 2024-09-05
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 27, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 26, 2024 as reported by the Nasdaq Global Select Market on that date: $211.1 billion
Number of shares of the registrant’s common stock outstanding as of August 30, 2024: 3,990,734,794
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, to be held on December 9, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells a broad range of technologies that help to power, secure, and draw insights from the Internet. We are integrating artificial intelligence (AI) into our product portfolios across networking, security, collaboration and observability to simplify how our technology is delivered, managed and optimized and to help customers maximize the business value of their technology investments and accelerate their digital transformation.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
Our products and technologies are grouped into the following categories: Networking, Security, Collaboration and Observability. In addition to our product offerings, we provide a broad range of services offerings, including technical support services and advanced services, also known as lifecycle services. Our customers include businesses of all sizes, public institutions, governments, and service providers, including large webscale providers. These customers often look to us as a strategic partner to help them use information technology (IT) to differentiate themselves and drive positive business outcomes.
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
Strategy and Priorities
Across the globe, businesses and organizations of every size are leveraging Cisco technology to transform and drive better outcomes and experiences. We also help customers navigate emerging technological shifts. Our strategy is to securely connect everything to make those desired outcomes and experiences possible for our customers.
In today’s dynamic environment, our customers have three key priorities: build modern and resilient infrastructure; protect against the cyber threats of today and tomorrow; and harness the power of AI and data.
These customer priorities are central to how we innovate and develop our technology. First, we provide the underlying network connectivity for our customers, whether they are connecting traditional branch offices, data centers, smart grids, video devices, electric vehicles, or other devices. Second, we help protect those network connections and the underlying technology architecture against cyber threats. Third, through the visibility we have into data across the network, connected devices and applications, we provide context and insights to our customers about what is happening in their technology architecture, not only in their on-premise infrastructure and private data centers, but also their cloud infrastructure. Our ongoing innovation is delivered, managed and optimized through a combination of hardware, software and subscriptions, in line with the flexible consumption models our customers request.

Cisco can help customers connect, protect and draw actionable insights from their technology. We do this in service of delivering the digital resilience our customers need for today’s complex and unpredictable world.
Customer Priorities
Modernize Infrastructure
In an increasingly digital and connected world, where each new connection to the Internet puts more demand on the network, our customers are looking to modernize and transform their infrastructure, including through automation to manage and monitor each connection in real time.
We continue to transform our enterprise networking portfolio by bringing together several technologies to form an integrated architecture. Our vision is to build a unified management platform experience for on-premise and cloud operating models, that simplifies and helps secure networking for customers at scale.
Our Observability offerings collect and process daily measurements from customers’ owned and unowned networks, providing automated insights, proactive recommendations, and closed-loop operations tailored to customers to enable them to reduce mean time to resolution of issues and improve IT productivity and user experience.
For the data center, our strategy is to deliver multicloud architectures that bring policy and operational consistency, regardless of where applications or data reside. We continue to make significant investments in the development of software, silicon and optics, which we believe are the building blocks for the internet for the future.
As part of modernizing their infrastructure, customers of every size are also looking for solutions to help them communicate more effectively with their customers and to connect their employees more efficiently for productivity. Our collaboration portfolio, which includes interoperable devices and our cloud contact center, provides those solutions, and serves as a key component of smart buildings, powered over ethernet, that we believe will define the workplaces of the future.
Improve Cybersecurity
With the rapid growth in modern applications, hyper-distributed architecture and increasingly sophisticated cyberattacks, customers see cybersecurity as a top priority. Our differentiated security strategy is based on three pillars: moving from point solutions to a platform comprehensively integrated with the infrastructure; infusing security into the fabric of the network; and harnessing the depth and breadth of telemetry data from Cisco and with our acquisition of Splunk Inc. (“Splunk”) to prevent, detect, and respond to sophisticated attacks.
Harness the Power of AI and Data
AI represents a generational shift in technology and is driving an order of magnitude higher requirement for network connectivity. We provide network infrastructure to power AI training and inference workloads for both webscalers and enterprises. We help to scale our customers’ network infrastructure with high-density routers and switches, improved network management, and high-performance optics. We are reinventing data center operations for our customers by simplifying the configuration, monitoring, and maintenance of fabrics, compute, networking and storage.
We can help give customers visibility across the network, security solutions, applications and their own business data. With this breadth and scale of data, we can help deliver differentiated insights and context to customers, leading them to more informed proactive decisions and better business results.
For a discussion of the risks associated with our Strategy and Priorities, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our operating results and market share may suffer.” For information regarding sales of our major products and services, see Note 19 to the Consolidated Financial Statements.

Products and Services
Our products and services are grouped into the following categories:
Networking
Networking consists of our core networking technologies of switching, routing, wireless, and servers. These technologies consist of both hardware and software offerings, including software licenses and software-as-a-service (SaaS), that help our customers build networks, automate, modernize and transform their infrastructure. We believe it is critical for us to deliver continuous value to our customers. Our objective is to converge our on-premise solutions with our cloud managed solutions across our networking portfolio.
Our Switching portfolio encompasses campus switching as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and Internet of Things (IoT) services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching are our Catalyst 9000 series of switches that include hardware with embedded software, along with a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features and can be centrally monitored, managed, and configured. Also, within campus switching we have a range of Meraki cloud-managed switches for customers who prefer ease of management in lean-IT environments. Our data center switching offerings, led by the Nexus 9000 series, provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers. We continue to add greater visibility and analytics across our networks and applications, enabling us to deliver better experiences for our customers.
Internet Infrastructure primarily consists of our routed optical networking solutions. We are focusing on transforming connectivity to the Internet and the cloud environment by efficiently meeting the growing demand for low-latency and higher speeds. Our routed optical networking systems and our pluggable optic solutions, allow us to transform the economics of building and operating networks for our service provider customers, including our webscale customers. Cisco Silicon One is our single, unified, and scalable networking silicon architecture which we have expanded from a routing-focused solution to one which addresses the webscale switching market through the combination of its high-performance, feature-rich, and low-power characteristics. Our Cisco 8000 series routers, which are based on our Silicon One, provide broad capacity in high-density designs, allowing our customers to reduce operational footprints, lower carbon emissions, and transition to more efficient network architectures.
Our Enterprise Routing portfolio interconnects public and private wireline and mobile networks, delivering highly secure and reliable connectivity to campus, data center and branch networks. Our routing solutions are designed to meet the scale, reliability, and security needs of our large to small customers.
Our Wireless portfolio provides indoor and outdoor wireless coverage designed for seamless roaming use of voice, video, and data applications. These products include wireless access points and controllers that are on-premise and cloud managed, and which, combined with our Switching portfolio, delivers a converged access solution that is powerful, yet simple.
Security
Security consists of our Network Security, Identity and Access Management, Secure Access Service Edge (SASE) and Threat Intelligence, Detection, and Response offerings. Security is a leading priority for our customers, regardless of size or industry. We continue to invest in resources across our security portfolio focused on cloud-based offerings, AI-enhanced threat detection and end-to-end security architectures. Our Threat Intelligence, Detection, and Response offerings incorporate the technologies of Splunk to prevent, detect and respond to sophisticated cyber attacks. This product category includes the Splunk Platform and Splunk Security offerings after the acquisition of Splunk, although the Splunk Platform has use cases that can also be applicable for Observability offerings. With our acquisition of Splunk in the third quarter of fiscal 2024, we have begun to integrate our solutions, starting with Cisco Extended Detection and Response (XDR) and Splunk Enterprise Security. Additionally, we continue to invest in expanding our SASE architecture by delivering combined network and security functionality in a single cloud-native service.
Collaboration
Collaboration consists of our Webex Suite, Collaboration Devices, Contact Center and Communication Platform as a Service (CPaaS) offerings. Our offerings within the Collaboration portfolio consist of software offerings, including perpetual licenses and subscription arrangements, as well as hardware. Our Collaboration strategy is to reimagine employee and customer experiences to be more inclusive and engaging by providing technology that enables distributed teams to collaborate effortlessly. We offer end-to-end collaboration solutions that can be delivered from the cloud, on-premise or within hybrid cloud environments allowing customers to transition their collaboration solutions from on-premise to the cloud. AI and machine learning capabilities are embedded across the Webex portfolio to help improve productivity. Our CPaaS is a cloud communications platform that integrates communication channels and existing back-end business systems together to help enable the orchestration and automation of all customer and employee interactions.
Observability
Observability consists of our network assurance, monitoring and analytics and observability suite offerings. Our Observability offerings are designed to bring together and provide end-to-end visibility of our customer’s environments across applications, networks, multi-cloud infrastructures and the Internet, to help deliver full stack observability for modern environments and drive relevant real-time insights. These offerings enable organizations to see, understand, and improve every digital experience and assure seamless connectivity for their modern digital environments. Our network assurance offering, ThousandEyes, is a network intelligence platform that provides in-depth visibility into network and internet performance. Our Observability Suite offering, including Splunk Observability and AppDynamics, provides complete visibility across the full stack from infrastructure to applications as well as the digital customer experience.
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
We also provide comprehensive advisory services that are focused on responsive, preventive, and consultative support of our technologies for specific networking needs. We are investing in and expanding advisory services in the areas of software, cloud, security, and analytics, which reflects our strategy of selling customer outcomes. We are focused on three priorities: utilizing technology advisory services to drive higher product and services; assessment and migration services providing the tools, expertise and methodologies to enable our customers to migrate to new technology platforms; and providing optimization services aligned with customers’ business expectations. We are also embedding AI assistants and automated functions into our services to drive productivity.
Customers and Markets
Many factors influence the IT, collaboration, and networking requirements of our customers. These include the size of the organization, number and types of technology systems, geographic location, and business applications deployed throughout the customer’s network. Our customer base is not limited to any specific industry, geography, or market segment. Our customers primarily operate in the following markets: enterprise, public sector and service provider and cloud.
Enterprise
Enterprise includes businesses that are large regional, national, or global organizations with multiple locations or branch offices, or mid-market and small businesses. Many enterprise businesses have unique IT, collaboration, and networking needs within a multi-vendor environment. Our mid-market and small business customers typically require the latest advanced technologies, but with less complexity. We offer service and support packages, financing, and managed network services, primarily through our service provider partners. We sell these products through a network of third-party application and technology vendors and channel partners, as well as selling directly to these customers.
Public Sector
Public Sector includes federal, state and local governments, as well as educational institution customers. Many public sector customers have unique IT, collaboration, and networking needs within a multi-vendor environment. We sell to public sector customers through a network of third-party application and technology vendors and channel partners, as well as through direct sales.
Service Provider and Cloud
Service Provider and Cloud includes regional, national, and international wireline carriers and webscale operators, as well as internet, cable, and wireless providers. We also include media, broadcast, and content providers within this customer market, as the lines in the telecommunications industry continue to blur between traditional network-based, content-based and application-based services. This customer market offers data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. Service provider and cloud businesses use a variety of our products and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the greater scale and higher complexity of their networks, whose requirements are addressed, we believe, by our architectural approach.

Sales Overview
As of the end of fiscal 2024, our worldwide sales and marketing functions consisted of approximately 28,000 employees, including managers, sales representatives, and technical support personnel. We sell our products and services both directly and indirectly through a variety of channels with support from our sales workforce. A substantial portion of our products and services is sold indirectly through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other third-party resellers, and distributors.
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
For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our operating results may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment;” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations;” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition;” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows;” and “Cyber attacks, data breaches or other incidents impacting our solutions and IT environment may disrupt our operations, harm our operating results and financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, or in third-party products we use, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business,” among others.
Financing Arrangements
We provide financing arrangements for certain qualified customers to build, maintain, and upgrade their networks. We believe customer financing is a competitive advantage in obtaining business, particularly for those customers involved in significant infrastructure projects. Our financing arrangements include loans, leases (sales-type, direct financing and operating) and channel financing arrangements.
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
Competition
We compete in the networking and communications equipment markets, providing products and services designed to transport, and help secure data, voice, and video traffic across cloud, private and public networks and the Internet. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority areas. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.
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
Research and Development
We regularly introduce new products and features to address the requirements of our markets. We allocate our research and development budget among our product categories, which consist of Networking, Security, Collaboration, and Observability technologies. Our research and development expenditures are applied generally to all product areas, with specific areas of focus being identified from time to time. Our expenditures for research and development costs were expensed as incurred.
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
Our arrangements with contract manufacturers generally provide for quality, cost, and delivery requirements, as well as manufacturing process terms, such as inventory management; flexibility regarding capacity, quality, and cost management; oversight of manufacturing; and conditions for use of our intellectual property. We have not entered into any significant long-term contracts with any contract manufacturers. We generally have the option to renew arrangements on an as-needed basis. These arrangements with contract manufacturers generally do not commit us to purchase any particular amount or any quantities beyond amounts covered by orders or forecasts that we submit covering discrete periods of time.
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
Government Regulation
We are subject to numerous regulations and laws in the United States and abroad that involve matters central to our business. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters including privacy, data protection and personal information, cybersecurity, operational resilience, artificial intelligence, tax, trade, encryption technology, environmental sustainability (including climate change), human rights, product certification, and national security.

A failure, or alleged failure, by us to comply with regulations or laws could materially harm our business, operating results, or financial condition. For additional information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factor entitled “Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services” and Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
Talent and Culture
At Cisco, we value our people and our technology, and we leverage our broader ecosystems to positively impact the world and pursue our purpose to Power an Inclusive Future for All. Our goal is to attract, retain, and develop talent in order to help our customers connect and secure their infrastructure, and accelerate their digital agility. Our relationship with our employees is one of mutual benefit. Our employees bring talent and ingenuity to everything we do, and in turn, we provide employees with meaningful careers and development opportunities.
Cisco is currently ranked #2 on the Fortune 100 Best Companies to Work For® 2024 in the United States. Fortune and Great Place to Work have published their United States rankings since 1998, and Cisco has been recognized on every annual list. Cisco is currently #1 in the following 18 countries: Australia, Canada, Costa Rica, France, Indonesia, Ireland, Italy, Japan, Korea, Mexico, Norway, Peru, Portugal, Saudi Arabia, Singapore, Spain, Switzerland and the United Kingdom.
As of July 27, 2024, we had approximately 90,400 employees and they are categorized as follows:
We support our employees through times of change and enable them to be their best. We do this by fostering a Conscious Culture. Conscious Culture speaks to the importance of everyone being aware — “conscious” — of the environment they are part of, and feeling accountable, empowered, and expected to contribute to creating a culture where all Cisco employees feel safe and can thrive. Conscious Culture encourages employees to be aware of how we treat one another and to speak up when we see behavior that’s out of step with our beliefs. We believe there is a direct connection between the culture we create internally and how our people are helping to bring about a better world.
In the same way that every employee at Cisco is responsible for our Conscious Culture, we also want every employee to feel responsible for and contribute to our purpose to Power an Inclusive Future for All. We believe this is as much a commitment from Cisco as it is from our employees. Our people often ask the toughest questions around how we are impacting society for the better, from addressing homelessness to combating climate change. And often the best ideas for how we can do even more come directly from them. Future employees expect it too. We recognize that talent increasingly wants to work for a company where their work has meaning and where they see their values reflected in the organization.
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
We currently have a total of 31 Inclusive Communities supporting full-spectrum diversity globally, including gender, ethnicity, race, sexual orientation, age, ability, veteran status, religion, culture, background, as well as varied experiences, strengths, and perspectives. These thriving communities continue to be a source of strength and support for employees, and they help to foster a more Conscious Culture by providing opportunities for proximity and learning.

Cisco has signed the CEO Action for Diversity & Inclusion Pledge. The CEO Action for Diversity & Inclusion Pledge is a CEO-driven pledge to drive measurable action and meaningful change in advancing diversity, equity and inclusion in the workplace. We are delivering on these actions by accelerating diversity across the full-spectrum of diversity — including gender, age, race, ethnicity, sexual orientation, ability, nationality, religion, veteran status, background, culture, experience, strengths and perspectives. At Cisco, it starts at the top: As of July 27, 2024, 36% of our Executive Leadership Team (ELT) are women and 43% are diverse in terms of gender or ethnicity.
We publish certain gender diversity and ethnic diversity workforce data annually. Across our global company, we have driven broad improvements in overall workforce diversity. Based on our fiscal 2023 data, our global employee base was comprised of 29% women, 71% men and 0.1% nonbinary, and our U.S. employee base was comprised of the following ethnicities: 48.2% White/Caucasian, 33.5% Asian, 6.5% Hispanic/Latino, 5.6% African American/Black, 2.0% two or more races (not Hispanic or Latino), 0.3% American Indian or Alaska Native, 0.2% Native Hawaiian/Other Pacific Islander, and 3.7% prefer to not to disclose/unknown.
With respect to social justice, Cisco has been partnering across the globe to scale and amplify our positive impact. We have published our Social Justice Beliefs & Actions, which is our blueprint for how we respond to injustice and address inequity for any community. We are creating actions that can be replicated and scaled and are designed to cover the full spectrum of diversity, inclusive of gender, generation, race, ethnicity, sexual orientation, ability, nationality, and background — which is the foundation of our Conscious Culture. This work is part of a plan for Cisco to drive transformational, generational impact for vulnerable communities. Our Social Justice Action Office helps drive accountability, progress, and excellence in our strategic actions in this area, which are designed to address the broader ecosystem including our employees, partners, customers, and suppliers.
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
Cisco has always been committed to compensating our employees fairly and equitably. We are a founding signatory of the White House Equal Pay Pledge and the Parity.org pledge, and are a leader in the charge to make fair pay a reality for all employees through the Employers for Pay Equity Consortium. We have also introduced an innovative and inclusive framework that provides us powerful analytics to evaluate our complex compensation system. For example, by using these powerful analytics, we are able to test for pay parity on a regular basis, and when gaps are found, we strive to correct them.
As part of our Social Justice Beliefs and Actions, we have expanded our pay parity program beyond base salary to include additional forms of compensation fairness such as promotion, bonuses, and stock decisions made in our rewards programs. We aim to ensure the program addresses all employees across the full spectrum of diversity incorporating our global self-reported data collection.
Health & Well-being
We have an ongoing commitment to focus on the health, safety, and well-being of our employees. We seek to provide our employees and their families with high-quality, flexible, and convenient benefits and resources for their physical, mental, and financial well-being. We strive to support our employees as they balance careers and personal lives, as well as their own physical, emotional, and financial health. We continue to emphasize a focus on both physical and mental health, recognizing the need to create an environment where employees can speak openly about mental health and other matters.
We host ongoing discussions with our employees during the Cisco Beat and Cisco Check-Ins, our regular company-wide virtual meetings, and continue to emphasize our Safe to Talk program. We offer mindfulness courses, employee assistance program offerings, and out-of-network provider benefits for substance abuse and mental health treatment, and more. In fiscal 2024, we continued to offer employees “A Day for Me,” which were paid days off that allowed for each individual to recharge and rest. We employ a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Cisco locations.
Employee Development
We know careers are not static pathways that look the same for everyone. We also know that the world of work will continue to rapidly evolve, requiring new skillsets. At Cisco, we believe that your career is owned by you, supported by your leader, and enabled by Cisco. Cisco believes in open-ended self-directed learning, understanding that each individual knows best what skills and resources they need to succeed. This means that while each employee has the power to shape their career on their own terms, they also have a supportive ecosystem to develop the skills they need to succeed both today and tomorrow. We strive to create a culture of “one company, many careers.” We provide our people with career strategies focused on areas we know determine a successful career at Cisco—personal brand, network, expertise, and experience—and have created customized offerings that map to each of them.
Employee Engagement
We believe that strong communication is key in our Conscious Culture. These communications include the Cisco Beat, which are regular all-hands meetings, and Cisco Check-Ins, which are ad-hoc meetings for important conversations, and weekly team leader check-ins, which we refer to as a “Team Space Check-In.” In fiscal 2024, we have seen a high level of employee engagement. As an example, there were approximately 2.3 million Team Space Check-Ins by our employees in fiscal 2024, reflecting approximately 70,300 employees (excludes employees who recently joined Cisco during fiscal 2024 through the Splunk acquisition) submitting Team Space Check-Ins. Employees also participate in our global Engagement Pulse Survey and the Real Deal Survey. These surveys allow our employees to provide confidential feedback on our culture, company strategy and trust in their direct leaders.
Purpose Report and ESG Reporting Hub
Additional information regarding Cisco’s ESG initiatives and progress can be found in our annual Purpose Report and on our ESG Reporting Hub at https://www.cisco.com/go/esg-hub. The contents of our Purpose Report, our ESG Reporting Hub and related supplemental information are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2024 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	58	Chair and Chief Executive Officer
R. Scott Herren	62	Executive Vice President and Chief Financial Officer
Gary Steele	62	President, Go-to-Market
Deborah L. Stahlkopf	54	Executive Vice President and Chief Legal Officer
Thimaya Subaiya	46	Executive Vice President, Operations
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
Mr. Herren joined Cisco in December 2020 and serves as our Executive Vice President and Chief Financial Officer. Prior to joining Cisco, Mr. Herren served as Senior Vice President and Chief Financial Officer of Autodesk, Inc. (“Autodesk”) since November 2014. Prior to joining Autodesk, Mr. Herren served as Senior Vice President of Finance at Citrix Systems, Inc. (“Citrix”) from September 2011 to October 2014, and in a variety of other leadership roles after joining Citrix in March 2000, including as Vice President and Managing Director for EMEA and Vice President and General Manager of Citrix’s virtualization systems group. Before joining Citrix, Mr. Herren spent over 15 years in senior strategy and financial positions at FedEx Corporation and International Business Machines Corporation. Mr. Herren is a member of the board of directors of Rubrik, Inc. (since 2021).
Mr. Steele joined Cisco in March 2024 and serves as our President, Go-to-Market. Mr. Steele joined Cisco as Executive Vice President and General Manager, Splunk upon the close of Cisco’s acquisition of Splunk in March 2024, and was promoted to President, Go-to-Market in May 2024. Prior to joining Cisco, Mr. Steele served as President and Chief Executive Officer of Splunk from April 2022 to March 2024. Prior to joining Splunk, Mr. Steele served as Chief Executive Officer of Proofpoint, Inc. from November 2002 to March 2022. From 1997 to 2002, Mr. Steele served as Chief Executive Officer of Portera Systems Inc. (“Portera”). Before Portera, Mr. Steele served as the Vice President and General Manager of the Middleware and Data Warehousing Product Group of Sybase, Inc. Mr. Steele also served in business development, marketing, and engineering roles at Sun Microsystems, Inc. and Hewlett-Packard Company. Mr. Steele is a member of the board of directors of Upwork Inc. (since 2018).
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
Mr. Subaiya joined Cisco in July 2018 and serves as our Executive Vice President of Operations since March 2024. Previously, Mr. Subaiya served as Cisco’s Senior Vice President, Chief Transformation Officer from March 2023 to March 2024, as Senior Vice President and General Manager, Customer Experience from November 2021 to March 2023, and as Senior Vice President, Customer Experience Operations and Renewals from July 2018 to November 2021. Prior to joining Cisco, Mr. Subaiya spent 8 years at Salesforce, Inc. (“Salesforce”) where he served in a variety of leadership roles, including most recently as its Chief Operating Officer of Customer Success. Before joining Salesforce, Mr. Subaiya held various leadership roles in business development and global planning and strategy at Oracle Corporation.

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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, which can be exacerbated during periods when the global macroenvironment is challenging and inconsistent and can result in market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in fiscal 2024 and certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. During the first nine months of fiscal 2024, we experienced a decline in product demand resulting in a decrease of revenue as customers continued to scrutinize spend as they needed additional time to implement elevated levels of product shipments received in prior quarters. We have also experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be negatively impacted if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant impact on our business and operating results from quarter to quarter. From time to time, we receive large orders that have a significant effect on our operating results in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place the same or a similar order multiple times within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and operating results. In addition, when facing component supply-related challenges, we have in the past and may in the future increase our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. These increases in our inventory and purchase commitments to shorten lead times could also lead to potential material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are unable to continue to mitigate the remaining supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. We plan our operating expense levels based primarily on forecasted revenue levels. These expenses and the impact of long-term commitments are relatively fixed in the short term. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce these fixed expenses in response to short-term business changes. Any of the above factors could materially harm our operations and financial results. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” under Item 7 and Note 14 to the Consolidated Financial Statements of this report.

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
Although in many cases we use standard parts and components for our products, certain components are presently available only from a single source or limited sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In past periods, we increased our inventory and purchase commitments in light of the supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to potential material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if we fail to anticipate customer demand properly and product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are unable to continue to mitigate the remaining supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks” and, “Liquidity and Capital Resources—Inventory Supply Chain” under Item 7 and Note 14 to the Consolidated Financial Statements of this report.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Although our product gross margin increased in fiscal 2024, our level of product gross margins have declined in certain prior periods, and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including the mix of hardware and software
•Introduction of new products, including products with price-performance advantages, and new business models (including continuing to increase the use of business models where revenue is recognized over multiple periods)
•Our ability to reduce production costs
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts
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
•Increased warranty or royalty costs
•Increased amortization of purchased intangible assets, especially from acquisitions
•How well we execute on our strategy and operating plans
Changes in service gross margin may result from various factors such as changes in the mix between technical support services and advanced services, as well as the timing of technical support service contract initiations and renewals, the addition of personnel and other related costs, and other resources to support higher levels of service business in future periods.
Sales to the service provider and cloud market are especially volatile, and weakness in orders from this industry may harm our operating results and financial condition.
Sales to the service provider and cloud market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Networking and Collaboration products, in addition to longer sales cycles. Service provider and cloud product orders significantly decreased during fiscal 2024 and we have experienced similar declines in certain prior periods. Product orders from the service provider and cloud market could continue to decline and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Products in the service provider and cloud market could also face a high degree of customer concentration, with bespoke product designs and features that would be difficult to sell to alternate customers should the primary customer reduce its product orders with Cisco. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service provider and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have negatively impacted our business and operating results in the past, and could materially harm our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority areas. For example, as products related to network programmability, such as software defined networking (SDN) products, have become more prevalent, we have faced increased competition from companies that develop networking products based on commoditized hardware, referred to as “white box” hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For information regarding our competitors, see the section entitled “Competition” contained in “Item 1. Business” of this report.
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
In recent years, we have shifted our business model to deliver more recurring software and subscription offerings. This shift in our business model was accelerated by recent acquisitions, including our acquisition of Splunk in the third quarter of fiscal 2024. Market acceptance of our software subscription offerings, which includes our as-a-service solutions, can be affected by a variety of factors, including: security, reliability, performance, terms of service, support terms, customer preference, community engagement, concerns regarding data privacy or data protection, and the enactment of laws or regulations in jurisdictions in which we operate. To generate sales growth for our software subscription offerings, we need to convince potential customers to purchase new licenses or subscriptions and generate timely renewals and additional purchases from existing customers. Any failure to do so could result in decreased revenue, reduced sales, increased churn or otherwise negatively impact our results of operations and financial condition. Further, growth of our software subscription offerings depends, in part, on the ability of customers to use and access these solutions. We have experienced, and may in the future experience, interruptions in service, storage failures, and other performance-related problems due to a variety of factors, such as infrastructure and software changes, human or software errors, capacity constraints, unauthorized access, denial of service or other cyber attacks. In some instances, we may not be able to timely identify the cause or causes of these performance problems and, even if timely identified, we may be unable to timely remediate the underlying cause. It may become increasingly difficult to maintain and improve our performance for our software subscription offerings, especially during peak usage times and as our solutions become more complex and our user traffic increases. Performance-related issues of our software subscription offerings may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts or for losses suffered by our customers.
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
The process of developing new technology, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as artificial intelligence, security, observability, and cloud— is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking, security, or observability does not emerge as we believe it will, or these industries do not evolve as we believe they will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not introduce products related to these markets in a timely fashion, or if product offerings in this market that ultimately succeed are based on technology, or an approach to technology, that differs from ours, our business could be harmed. Similarly, our business could be harmed if we fail to develop, or fail to develop in a timely fashion, offerings to address other transitions, or if the offerings addressing these other transitions that ultimately succeed are based on technology, or an approach to technology, different from ours. In addition, our business could be negatively impacted in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. We have also been seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of these efforts, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, our business could be harmed.
Furthermore, we may not execute successfully on our vision or strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and loss of market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. The success of new products and services depends on several factors, including proper new product and service definition, component costs, timely completion and introduction of these products and services, differentiation of new products and services from those of our competitors, and market acceptance of these products and services. There can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key priority areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products and services.
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
Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our operating results.
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key priority areas, such as AI, cloud, and cybersecurity. We also intend to focus on maintaining leadership in core networking and services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our operating results may be negatively impacted.
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
As we focus on new market opportunities and key priority areas, such as AI, cloud, and cybersecurity, we compete with companies of all sizes. Several of our competitors may have greater resources, including technical and engineering resources, than we do. Additionally, as customers complete infrastructure deployments, they may require greater levels of service, support, and financing than we have provided in the past, especially in emerging countries. Demand for these types of service, support, or financing contracts may increase in the future. There can be no assurance that we can provide products, service, support, and financing to effectively compete for these market opportunities. Further, entry into other markets has subjected and will subject us to additional risks, particularly to those markets, including the effects of general market conditions and reduced consumer confidence. For example, as we add direct selling capabilities globally to meet changing customer demands, we will face increased legal and regulatory requirements.
Product quality problems could lead to reduced revenue, gross margins, and net income.
We produce highly complex products that incorporate leading-edge technology, including both hardware and software. Software typically contains bugs or other quality or reliability problems that can unexpectedly interfere with its intended operations or the intended operation of the systems in which our software is installed. There can be no assurance that our pre-shipment or pre-release testing programs will be adequate to detect all defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace certain components and provide remediation in response to the discovery of defects or bugs in products that we had shipped. There can be no assurance that such remediation, depending on the product involved, would not have a material impact. An inability to cure a product defect or bug could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, product reengineering expenses or legal liability, any of which could materially harm our revenue, margins, and net income.
Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our operating results and financial condition.
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be negatively impacted by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could materially harm our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; geopolitical tensions (including China-Taiwan relations); political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental protection regulations (including new laws and regulations related to climate change); trade protection measures, such as tariffs; other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
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
Our provision for income taxes is subject to volatility and could be negatively impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income, global intangible low-tax income and base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attribute prescribed in the accounting guidance for uncertainty in income taxes. The Organisation for Economic Co-operation and Development (OECD), an international association comprised of 38 countries, including the United States, has made changes, including a Pillar Two framework that imposes a minimum tax rate of 15% in each taxing jurisdiction, and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. Further, as a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our operating results and financial condition.
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
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia-Ukraine war and the Israel-Hamas war), and other events (such as economic sanctions, trade restrictions and reactions of the governments, markets and the general public, including the sanctions and restrictions related to the on-going Russia-Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially harmed.
There can be no assurance that our operating results and financial condition will not be negatively impacted by our incurrence of debt.
As of the end of fiscal 2024, we have senior unsecured notes outstanding in an aggregate principal amount of $20.3 billion that mature at specific dates from calendar year 2025 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion. We had $10.9 billion in commercial paper notes outstanding under this program as of July 27, 2024. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, diversity and inclusion, responsible sourcing and social investments, and other matters, in our annual Purpose Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments involve risks and uncertainties and could be difficult to achieve and costly to implement. For example, in September 2021, we announced our goal to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the enhanced power efficiency of our products, the adoption of renewable energy at customer and supplier sites, and the adoption of certain of our products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero goal or other ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise materially harm our business.

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
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated and difficult to predict and protect against. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by employees, contingent workers, and malicious actors. Additionally, nation-state actors or their agents have in the past successfully attacked our IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict. Further, a cyber attack or other incident could go undetected and persist in our environments for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, the disruption of access to, or the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or be lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, operating results, and financial condition.
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
The products and services (together, our “solutions”) we sell to customers, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, and other means), which have not been remedied or cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems, or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, or decide not to upgrade to the latest versions of our solutions containing the security update, they are left vulnerable. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade solutions could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect personal data could result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business.
Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including for regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) applies to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data. Additionally, we are subject to California’s Consumer Privacy Act, Singapore’s Personal Data Protection Act, and other laws, regulations and obligations that relate to the handling of personal data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, or other requirements, and the failure or delay to meet and maintain such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, operational resilience, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security controls applicable to our supply chain. Changes in regulatory requirements or our actual or perceived failure to comply with applicable laws and regulations or other obligations could materially harm our business, operating results, and financial condition.
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

Item 1B.	Unresolved Staff Comments
None.

Item 1C.	Cybersecurity
We recognize the critical importance of maintaining the trust and confidence of our customers, employees, and other stakeholders. To help mitigate the cybersecurity risks that we face, we maintain processes for identifying, assessing, and managing such risks.
Our incident response functions, which include our Security and Trust Organization (“S&TO”) under the leadership of our Chief Security and Trust Officer, have established internal policies, processes, and procedures to monitor, detect, investigate, respond to, and escalate management of internal and external cybersecurity threats and incidents. We maintain policies and procedures for the escalation of cybersecurity incidents, assessed as potentially being or becoming material, to designated members of our senior management for further assessment. We also, as necessary, inform our independent registered public accounting firm of significant cybersecurity matters and any relevant developments.
To help identify, assess, and mitigate cybersecurity threats that we face to our business, S&TO, in addition to its own capabilities, partners with Cisco’s Talos Threat Intelligence Group and third parties, including governments and peer companies, to share and receive threat intelligence and other information. S&TO actively monitors for and evaluates cybersecurity vulnerabilities, threats, and incidents observable on the internet and the dark web. In addition to monitoring risks from threats to our own business, we operate third-party risk management programs to help identify and manage risks from cybersecurity threats arising from third-party suppliers and service providers on which we rely. These programs leverage on-going security-focused risk assessments based on industry practices, audits, and contractual requirements.
We strive to embed security into our products and services through the Cisco Secure Development Lifecycle (CSDL). The CSDL introduces security and privacy considerations throughout the lifecycle of our products and services. In addition, S&TO advises business units and functional areas on addressing cybersecurity risks and monitors initiatives to mitigate and manage such risks over time. Our business units or functional areas are responsible for managing risks and ensuring that security policies and standards are implemented within the respective business unit or function. S&TO also conducts mandatory cybersecurity training for our employees and provides employees with tools to report suspected incidents.
S&TO engages third parties in connection with our cybersecurity risk management processes, including cybersecurity consultants and auditors, to conduct evaluations of our IT security controls and provide certifications for industry-standard security frameworks. In addition, we maintain a global privacy program to assess and manage privacy risks related to how we are collecting, using, sharing, and storing personal data, which is subject to assessment by an independent, third-party privacy assessor.
Our Chief Security and Trust Officer, who reports to our Executive Vice President, Operations, works collaboratively across our business to implement policies and procedures designed to protect our IT environment and our products and services from cybersecurity threats, and to promptly respond to cybersecurity incidents in accordance with our incident response policies and procedures. Our Chief Security and Trust Officer has extensive cybersecurity experience and has served in various roles in information technology and information security for over 25 years.
The Chief Security and Trust Officer provides regular reports on the status of cybersecurity risks, priorities, and focus areas to our executive leadership team. In addition, information on cybersecurity risks is further integrated into our broader enterprise risk management program through our internal audit function, which incorporates such information in regular audits of our cybersecurity and data protection controls and processes.
Our Board of Directors oversees risks related to cybersecurity threats to our business directly and through its Audit Committee. The Audit Committee receives regular reports on cybersecurity risks, priorities, and focus areas from our Chief Security and Trust Officer at least four times a year and receives a live presentation at least twice a year. Our Board of Directors also regularly receives updates from the Audit Committee on its oversight activities and, on occasion, receives updates directly from our Chief Security and Trust Officer. Additionally, the Chief Security and Trust Officer provides more frequent updates to the Board of Directors and Audit Committee if necessary due to a cybersecurity threat, incident, or other development.
As of the date of this Annual Report on Form 10-K, we do not believe our business, operating results, or financial condition have been materially affected by cybersecurity risks, including as a result of previously identified cybersecurity incidents. For more information on our cybersecurity related risks, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

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
Outside the United States our operations are conducted primarily in leased sites. Other significant sites (in addition to the two non-U.S. headquarters locations) are located in Australia, Belgium, Canada, China, Germany, India, Israel, Norway, Poland, and the United Kingdom.
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
(a)Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. There were 32,405 registered stockholders as of August 30, 2024.
(b)None.
(c)Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 28, 2024 to May 25, 2024	12	$47.44	12	$6,585
May 26, 2024 to June 22, 2024	18	$46.08	18	$5,770
June 23, 2024 to July 27, 2024	13	$47.19	13	$5,170
Total	43	$46.80	43
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 27, 2024, the remaining authorized amount for stock repurchases under this program is approximately $5.2 billion with no termination date.
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

	July 2019	July 2020	July 2021	July 2022	July 2023	July 2024
Cisco Systems, Inc.	$100.00	$84.70	$104.30	$87.95	$104.27	$98.92
S&P 500	$100.00	$108.39	$150.48	$143.50	$161.94	$195.82
S&P Information Technology	$100.00	$129.40	$190.26	$179.77	$227.74	$304.23

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Cisco designs and sells a broad range of technologies that help to power, secure, and draw insights from the Internet. We are integrating artificial intelligence (AI) into our product portfolios across networking, security, collaboration and observability to simplify how our technology is delivered, managed and optimized and to help customers maximize the business value of their technology investments and accelerate their digital transformation.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 27, 2024	July 29, 2023	Variance		July 27, 2024	July 29, 2023	Variance
Revenue	$13,642	$15,203	(10)%		$53,803	$56,998	(6)%
Gross margin percentage	64.4%	64.1%	0.3	pts	64.7%	62.7%	2.0	pts
Research and development	$2,179	$1,953	12%		$7,983	$7,551	6%
Sales and marketing	$2,841	$2,579	10%		$10,364	$9,880	5%
General and administrative	$763	$690	11%		$2,813	$2,478	14%
Total R&D, sales and marketing, general and administrative	$5,783	$5,222	11%		$21,160	$19,909	6%
Total as a percentage of revenue	42.4%	34.3%	8.1	pts	39.3%	34.9%	4.4	pts
Restructuring and other charges included in operating expenses	$112	$203	(45)%		$789	$531	49%
Operating income as a percentage of revenue	19.2%	28.0%	(8.8)	pts	22.6%	26.4%	(3.8)	pts
Interest and other income (loss), net	$(222)	$218	NM		$53	$287	(82)%
Income tax percentage	9.8%	11.5%	(1.7)	pts	15.6%	17.7%	(2.1)	pts
Net income	$2,162	$3,958	(45)%		$10,320	$12,613	(18)%
Net income as a percentage of revenue	15.8%	26.0%	(10.2)	pts	19.2%	22.1%	(2.9)	pts
Earnings per share—diluted	$0.54	$0.97	(44)%		$2.54	$3.07	(17)%
Percentages may not recalculate due to rounding.
NM — Not meaningful

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fiscal 2024 Compared with Fiscal 2023
In fiscal 2024, total revenue decreased by 6% compared with fiscal 2023. In March 2024, we completed the acquisition of Splunk Inc. (“Splunk”), which contributed approximately $1.4 billion in total revenue for fiscal 2024. Within total revenue, product revenue decreased by 9% and services revenue increased by 5%. In fiscal 2024, total software revenue was $18.4 billion across all product areas and services, an increase of 9%, driven by the contribution of Splunk. Total subscription revenue increased 11%, partially driven by the contribution of Splunk.
During the first nine months of fiscal 2024, we experienced a decline in product demand as customers continued to scrutinize spend as they needed additional time to implement elevated levels of product shipments received in prior quarters. In the fourth quarter of fiscal 2024 we saw improvement in product demand across all geographic segments and customer markets as customers largely completed the installation of their product shipments. While we continue to operate in a highly competitive environment and the overall macroeconomic environment remains challenging and uncertain, we plan to continue to invest in key priority areas with the objective of driving profitable growth over the long term.
Total gross margin increased by 2.0 percentage points. Product gross margin increased by 2.0 percentage points, largely driven by favorable product mix, productivity benefits and benefits from Splunk, partially offset by negative impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 4.4 percentage points. Operating income as a percentage of revenue decreased by 3.8 percentage points driven primarily by incremental operating expenses from Splunk, higher restructuring and other charges and higher amortization of purchased intangible assets in fiscal 2024. Diluted earnings per share decreased by 17%, driven by a decrease of 18% in net income partially offset by a decrease in diluted share count of 43 million shares.
In terms of our geographic segments, revenue from the Americas decreased by $1.5 billion, EMEA revenue decreased by $1.0 billion and revenue in our APJC segment decreased by $0.7 billion. We experienced a product revenue decline in the enterprise and service provider and cloud markets. Product revenue in the public sector market was flat. From a product category perspective, total product revenue decreased 9% year over year, driven by a decline in revenue in Networking of 15%, partially offset by growth in Security of 32% and Observability of 27%, each driven in large part by the contribution of Splunk. Product revenue grew in Collaboration by 2%.
We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations and on accelerating innovation across our portfolio. We believe that we are making progress on our strategic priorities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2024, as compared with the fourth quarter of fiscal 2023, total revenue decreased by 10%. Within total revenue, product revenue decreased by 15% and services revenue increased by 6%. With regard to our geographic segment performance, on a year-over-year basis, revenue in Americas decreased by 11%, EMEA decreased by 11% and APJC decreased by 6%. From a product category perspective, we experienced a product revenue decline in Networking, partially offset by growth in Security and Observability, driven in large part by the contribution of Splunk. Product revenue in Collaboration was flat. Total gross margin increased by 0.3 percentage points, driven by favorable product mix and the contribution from Splunk, partially offset by negative impacts from pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 8.1 percentage points. Operating income as a percentage of revenue decreased by 8.8 percentage points primarily driven by incremental operating expenses from Splunk and higher amortization of purchased intangible assets. Diluted earnings per share decreased by 44%, driven by a decrease in net income of 45%, partially offset by a decrease in diluted share count of 58 million shares.
Strategy and Priorities
Across the globe, businesses and organizations of every size are leveraging Cisco technology to transform and drive better outcomes and experiences. We also help customers navigate emerging technological shifts. Our strategy is to securely connect everything to make those desired outcomes and experiences possible for our customers.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2024 compared with fiscal 2023 (in millions):

	Fiscal 2024	Fiscal 2023
Cash and cash equivalents and investments	$17,854	$26,146
Cash provided by operating activities	$10,880	$19,886
Remaining performance obligations	$41,048	$34,868
Repurchases of common stock—stock repurchase program	$5,764	$4,271
Dividends paid	$6,384	$6,302
Inventories	$3,373	$3,644
Total debt	$30,962	$8,391

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
Our provision for inventory was $576 million, $307 million, and $102 million in fiscal 2024, 2023, and 2022, respectively. The provision for the liability related to purchase commitments with contract manufacturers and suppliers was $243 million, $423 million, and $227 million in fiscal 2024, 2023, and 2022, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs, and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain” under Item 7 of this report.
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
Valuation of Goodwill and Purchased Intangible Assets
Goodwill
Our methodology for allocating the purchase price relating to purchase acquisitions is determined through established valuation techniques. Goodwill represents a residual value as of the acquisition date, which in most cases results in measuring goodwill as an excess of the purchase consideration transferred plus the fair value of any noncontrolling interest in the acquired company over the fair value of net assets acquired, including contingent consideration. We perform goodwill impairment tests on an annual basis in the fourth fiscal quarter and between annual tests in certain circumstances for each reporting unit. The assessment of fair value for goodwill and purchased intangible assets is based on factors that market participants would use in an orderly transaction in accordance with the guidance for the fair value measurement of nonfinancial assets.
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2024, 2023, and 2022. For the annual impairment testing in fiscal 2024, the excess of the fair value over the carrying value for each of our reporting units was $47.0 billion for the Americas, $65.9 billion for EMEA, and $25.3 billion for APJC.
During the fourth quarter of fiscal 2024, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
Purchased Intangible Assets
The accounting for acquisitions requires significant estimates and judgments in the valuation of purchased intangible assets. Critical estimates used in the valuation of purchased intangible assets include, but are not limited to, the amount and timing of expected future cash flows, useful lives and discount rates. While our estimates of fair value are based on assumptions that are

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

believed to be reasonable, these assumptions are inherently uncertain and unpredictable and would not reflect unanticipated events and circumstances that may occur.
We make judgments about the recoverability of purchased intangible assets with finite lives whenever events or changes in circumstances indicate that an impairment may exist. Recoverability of purchased intangible assets with finite lives is measured by comparing the carrying amount of the asset group to the future undiscounted cash flows the asset group is expected to generate. We review indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the asset might be impaired. If the asset is considered impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. Assumptions and estimates about future values and remaining useful lives of our purchased intangible assets are complex and subjective. They can be affected by a variety of factors, including external factors such as industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Our ongoing consideration of all the factors described previously could result in impairment charges in the future, which could adversely affect our net income.
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 15.6%, 17.7%, and 18.4% in fiscal 2024, 2023, and 2022, respectively.
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
Significant judgment is also required in determining any valuation allowance recorded against deferred tax assets. In assessing the need for a valuation allowance, we consider all available evidence, including past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. If we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.
Our provision for income taxes is subject to volatility and could be adversely impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; by changes in the valuation of our deferred tax assets and liabilities; by changes to foreign-derived intangible income deduction, global intangible low-tax income and base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; by expiration of or lapses in tax incentives; by transfer pricing adjustments, including the effect of acquisitions on our legal structure; by tax effects of nondeductible compensation; by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is required to determine the recognition and measurement attributes prescribed in the accounting guidance for uncertainty in income taxes. The OECD, an international association comprised of 38 countries, including the United States, has made changes, including a Pillar Two framework that imposes a minimum tax rate of 15% in each taxing jurisdiction, and is contemplating additional changes to numerous long-standing tax principles. There can be no assurance that these changes and any contemplated changes if finalized, once adopted by countries, will not have an adverse impact on our provision for income taxes. As a result of certain of our ongoing employment and capital investment actions and commitments, our income in certain countries was subject to reduced tax rates. Our failure to meet these commitments could adversely impact our provision for income taxes. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our operating results and financial condition.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2023 compared to fiscal 2022, with the exception of Product Revenue by Category, which is discussed herein, can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 29, 2023, filed with the SEC on September 7, 2023.
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars	Variance in Percent
Revenue:
Product	$39,253	$43,142	$38,018	$(3,889)	(9)%
Percentage of revenue	73.0%	75.7%	73.7%
Services	14,550	13,856	13,539	694	5%
Percentage of revenue	27.0%	24.3%	26.3%
Total	$53,803	$56,998	$51,557	$(3,195)	(6)%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue for fiscal 2024 includes approximately $1.4 billion relating to the acquisition of Splunk, which consisted of approximately $1.1 billion in product revenue and approximately $240 million in services revenue.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars	Variance in Percent
Revenue:
Americas	$31,971	$33,447	$29,814	$(1,476)	(4)%
Percentage of revenue	59.4%	58.7%	57.8%
EMEA	14,117	15,135	13,715	(1,018)	(7)%
Percentage of revenue	26.2%	26.6%	26.6%
APJC	7,716	8,417	8,027	(701)	(8)%
Percentage of revenue	14.3%	14.8%	15.6%
Total	$53,803	$56,998	$51,557	$(3,195)	(6)%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2024 decreased by 6% compared with fiscal 2023. Product revenue decreased by 9% and services revenue increased by 5%. Our total revenue reflected declines across each of our geographic segments.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$23,142	$25,019	$21,620	$(1,877)	(8)%
Percentage of product revenue	59.0%	58.0%	56.9%
EMEA	10,645	11,866	10,545	(1,221)	(10)%
Percentage of product revenue	27.1%	27.5%	27.7%
APJC	5,466	6,257	5,854	(791)	(13)%
Percentage of product revenue	13.9%	14.5%	15.4%
Total	$39,253	$43,142	$38,018	$(3,889)	(9)%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment decreased by 8%. The product revenue decrease was driven by declines in the enterprise and service provider and cloud markets, partially offset by growth in the public sector market. The acquisition of Splunk contributed $784 million of product revenue to the Americas segment in fiscal 2024. From a country perspective, product revenue decreased by 7% in the United States, 11% in Canada, 10% in Mexico and 11% in Brazil.
EMEA
The decrease in product revenue in the EMEA segment of 10% was driven by declines across each of our customer markets. The acquisition of Splunk contributed $228 million of product revenue to the EMEA segment for fiscal 2024. From a country perspective, product revenue decreased by 10% in the United Kingdom, 14% in Germany and 11% in France.
APJC
Product revenue in the APJC segment decreased by 13%, driven by declines across each of our customer markets. The acquisition of Splunk contributed $122 million of product revenue to the APJC segment in fiscal 2024. From a country perspective, product revenue decreased by 8% in Japan, 5% in Australia, 17% in India and 35% in China.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes. Effective fiscal 2024, we began reporting our product revenue in the following categories: Networking, Security, Collaboration, and Observability and conformed our product revenue for prior periods to the current year presentation.
The following table presents product revenue by category (in millions, except percentages):

	Years Ended			2024 vs. 2023		2023 vs. 2022
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars	Variance in Percent	Variance in Dollars	Variance in Percent
Product revenue:
Networking	$29,229	$34,570	$29,265	$(5,341)	(15)%	$5,305	18%
Security	5,075	3,859	3,699	1,216	32%	160	4%
Collaboration	4,113	4,052	4,472	61	2%	(420)	(9)%
Observability	837	661	581	176	27%	80	14%
Total	$39,253	$43,142	$38,018	$(3,889)	(9)%	$5,124	13%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Fiscal 2024 Compared with Fiscal 2023
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category decreased by 15%, or $5.3 billion. During fiscal 2024, we saw customers scrutinizing spend and needing additional time to implement elevated levels of product shipments received in prior quarters. Revenue declined in both campus switching and data center switching, primarily driven by declines in our Catalyst 9000 series and Nexus 9000 series offerings. We experienced a revenue decline in enterprise routing, although we saw revenue growth in our SD-WAN offerings. The decrease in wireless was primarily driven by our WiFi-6 products and Meraki offerings. We also saw a revenue decline in routed optical networking.
Fiscal 2023 Compared with Fiscal 2022
Revenue from the Networking product category increased by 18%, or $5.3 billion. Revenue grew in both campus switching and data center switching. This was primarily driven by strong growth in our Catalyst 9000 series, Nexus 9000 series and Meraki switching offerings. The increase in enterprise routing was primarily driven by growth in Catalyst 8000 routers, SD-WAN and IoT routing offerings. Wireless grew primarily driven by our WiFi-6 products and Meraki offerings. Revenue in routed optical networking was flat, primarily driven by growth in our Core routing portfolio, including our Cisco 8000 series offerings and growth in our webscale provider market.
Security
Fiscal 2024 Compared with Fiscal 2023
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category increased by 32%, or $1.2 billion, primarily driven by the contribution of Splunk offerings and growth across the portfolio. The Security product category grew 4%, not including the contribution from Splunk offerings.
Fiscal 2023 Compared with Fiscal 2022
Revenue in the Security product category increased by 4%, or $160 million, primarily driven by growth in our Secure Access Service Edge and Zero Trust offerings.
Collaboration
Fiscal 2024 Compared with Fiscal 2023
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased 2%, or $61 million, primarily driven by growth across the portfolio, except our Meetings offering.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fiscal 2023 Compared with Fiscal 2022
Revenue in the Collaboration product category decreased 9%, or $420 million, primarily driven by declines in Collaboration Devices and Meetings, partially offset by growth in our Calling and Contact Center offerings.
Observability
Fiscal 2024 Compared with Fiscal 2023
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased by 27%, or $176 million, driven by growth in our ThousandEyes offering and the contribution from Observability Suite, our Splunk offering. Product revenue in the Observability product category increased 15%, not including the contribution from Splunk.
Fiscal 2023 Compared with Fiscal 2022
Revenue in our Observability product category increased 14%, or $80 million, driven by growth in our ThousandEyes and monitoring and analytics offerings.

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$8,829	$8,427	$8,194	$402	5%
Percentage of service revenue	60.7%	60.8%	60.5%
EMEA	3,472	3,269	3,171	203	6%
Percentage of service revenue	23.9%	23.6%	23.4%
APJC	2,249	2,160	2,173	89	4%
Percentage of service revenue	15.5%	15.6%	16.0%
Total	$14,550	$13,856	$13,539	$694	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue increased 5%, driven by growth in our solution support, advisory services and software support offerings. The acquisition of Splunk also contributed to the growth in services revenue for fiscal 2024. Services revenue increased across all of our geographic segments. Services revenue grew 3%, not including the contribution from Splunk.
Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 27, 2024	July 29, 2023	July 30, 2022	July 27, 2024	July 29, 2023	July 30, 2022
Gross margin:
Product	$24,914	$26,552	$23,204	63.5%	61.5%	61.0%
Services	9,914	9,201	9,044	68.1%	66.4%	66.8%
Total	$34,828	$35,753	$32,248	64.7%	62.7%	62.5%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2023 to fiscal 2024:

Product Gross Margin Percentage
Fiscal 2023	61.5%
Productivity (1)	1.7%
Product pricing	(0.6)%
Mix of products sold	2.0%
Amortization of purchased intangible assets	(0.9)%
Others	(0.2)%
Fiscal 2024	63.5%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin increased by 2.0 percentage points primarily driven by favorable product mix, productivity benefits, largely driven by lower freight and other costs, and benefits from Splunk. This was partially offset by the amortization of purchased intangible assets primarily related to Splunk, and negative impacts from pricing.
Supply Chain Impacts and Risks
In past periods, we took multiple actions in order to mitigate component shortages and address significant supply constraints. These supply constraints resulted in the need to secure long-term supply and increased inventory supply chain balances compared to historical levels. This in turn has significantly increased our supply chain exposure, which has resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. This exposure includes potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are unable to mitigate the remaining supply chain exposures.
Services Gross Margin
Our services gross margin percentage increased by 1.7 percentage points primarily due to higher sales volume, lower headcount-related and delivery costs, lower variable compensation expense and favorable mix of service offerings.
Our services gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations in our renewals, our strategic investments in headcount, and the resources we deploy to support the overall service business. Other factors include the mix of service offerings, as the gross margin from our advanced services is typically lower than the gross margin from technical support services.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 27, 2024	July 29, 2023	July 30, 2022	July 27, 2024	July 29, 2023	July 30, 2022
Gross margin:
Americas	$21,372	$21,350	$19,117	66.8%	63.8%	64.1%
EMEA	9,755	10,016	8,969	69.1%	66.2%	65.4%
APJC	5,187	5,424	5,241	67.2%	64.4%	65.3%
Segment total	36,312	36,788	33,326	67.5%	64.5%	64.6%
Unallocated corporate items (1)	(1,484)	(1,035)	(1,078)
Total	$34,828	$35,753	$32,248	64.7%	62.7%	62.5%
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
We experienced a gross margin percentage increase in our Americas segment due to productivity benefits, favorable product mix and higher services gross margin, partially offset by negative impacts from pricing.
Gross margin in our EMEA segment increased due to favorable product mix, productivity benefits and higher services gross margin, partially offset by negative impacts from pricing.
The APJC segment gross margin percentage increase was due to favorable product mix and productivity benefits, partially offset by negative impacts from pricing.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars	Variance in Percent
Research and development	$7,983	$7,551	$6,774	$432	6%
Percentage of revenue	14.8%	13.2%	13.1%
Sales and marketing	10,364	9,880	9,085	484	5%
Percentage of revenue	19.3%	17.3%	17.6%
General and administrative	2,813	2,478	2,101	335	14%
Percentage of revenue	5.2%	4.3%	4.1%
Total	$21,160	$19,909	$17,960	$1,251	6%
Percentage of revenue	39.3%	34.9%	34.8%
R&D Expenses
R&D expenses increased due to higher share-based compensation expense, incremental expenses from Splunk, higher cash compensation from acquisitions and higher discretionary spending, partially offset by lower headcount-related expenses and lower variable compensation expense.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to incremental expenses from Splunk, higher share-based compensation expense, higher discretionary spending, higher headcount-related expenses and higher cash compensation from acquisitions, partially offset by lower contracted services spending and lower variable compensation expense.
G&A Expenses
G&A expenses increased due to higher acquisition-related costs, incremental expenses from Splunk, higher share-based compensation expense, higher discretionary spending and higher headcount-related expenses, partially offset by lower contracted services spending and lower variable compensation expense.
Effect of Foreign Currency
In fiscal 2024, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $30 million, or 0.2%, compared with fiscal 2023.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Amortization of purchased intangible assets:
Cost of sales	$955	$649	$749
Operating expenses	698	282	328
Total	$1,653	$931	$1,077
The increase in amortization of purchased intangible assets was primarily due to amortization of purchased intangibles from our recent acquisitions, including $569 million due to the acquisition of Splunk, and impairment charges of $145 million in fiscal 2024. These increases were partially offset by certain purchased intangible assets that became fully amortized. The impairment charges were primarily due to declines in estimated fair value resulting from reductions in or the elimination of expected future cash flows associated with certain of our IPR&D intangible assets.
Restructuring and Other Charges
We recognized total restructuring and other charges, included in operating expenses, of $789 million and $531 million in fiscal 2024 and 2023, respectively.
In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. This restructuring plan is expected to impact approximately 7% of our global workforce. The total pre-tax charges are estimated to be up to $1 billion. We expect this plan to be substantially completed by the end of fiscal 2025.
In the third quarter of fiscal 2024, we initiated a restructuring plan in order to realign the organization and enable further investment in key priority areas, of which approximately 5% of our global workforce would be impacted. In connection with this plan, we incurred charges of $654 million for fiscal 2024 and the plan is substantially complete.
In fiscal 2023, we announced a restructuring plan in order to rebalance the organization and enable further investment in key priority areas. We incurred cumulative charges of $670 million and completed this plan in fiscal 2024.
We expect to reinvest substantially all of the cost savings from these restructuring plans in our key priority areas and key growth opportunities. As a result, the overall cost savings from these restructuring plans are not expected to be material for future periods.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Operating income	$12,181	$15,031	$13,969
Operating income as a percentage of revenue	22.6%	26.4%	27.1%
Operating income decreased by 19%, and as a percentage of revenue operating income decreased by 3.8 percentage points. These changes were primarily from a revenue decrease, incremental operating expenses from Splunk, higher restructuring and other charges and higher amortization of purchased intangible assets, partially offset by a gross margin percentage increase (driven by favorable product mix, productivity benefits, partially offset by negative impacts from pricing).
Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars
Interest income	$1,365	$962	$476	$403
Interest expense	(1,006)	(427)	(360)	(579)
Interest income (expense), net	$359	$535	$116	$(176)
Interest income increased driven by a higher average balance of cash and available-for-sale debt investments and higher interest rates. The increase in interest expense was primarily driven by higher interest rates and the issuances of senior notes and commercial paper during fiscal 2024. We incurred incremental net interest expense of approximately $500 million during fiscal 2024 to finance the acquisition of Splunk. We expect lower interest income in future periods due to a lower average balance of cash and available-for-sale debt investments and higher interest expense due to the higher outstanding balance of debt.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2024 vs. 2023
	July 27, 2024	July 29, 2023	July 30, 2022	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(67)	$(21)	$9	$(46)
Marketable equity investments	65	37	(38)	28
Privately held investments	(164)	(193)	486	29
Net gains (losses) on investments	(166)	(177)	457	11
Other gains (losses), net	(140)	(71)	(65)	(69)
Other income (loss), net	$(306)	$(248)	$392	$(58)
The change in our other income (loss), net was primarily driven by higher losses in our available-for-sale debt investments and unfavorable impacts from foreign exchange, partially offset by higher gains on our marketable equity investments and lower net losses on our privately held investments.
Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 15.6% for fiscal 2024, compared with 17.7% for fiscal 2023. The net 2.1 percentage points decrease in the effective tax rate was primarily due to an increase in discrete tax benefits relating to prior year return-to-provision true up and an increase in stock-based compensation windfall benefit.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 27, 2024	July 29, 2023	Increase (Decrease)
Cash and cash equivalents	$7,508	$10,123	$(2,615)
Available-for-sale debt investments	9,865	15,592	(5,727)
Marketable equity securities	481	431	50
Total	$17,854	$26,146	$(8,292)
The net decrease in cash and cash equivalents and investments from fiscal 2023 to fiscal 2024 was primarily driven by a net outflow for the acquisition of Splunk of $27.5 billion, cash returned to stockholders in the form of cash dividends of $6.4 billion and repurchases of common stock of $5.8 billion, repayment of debt of $1.8 billion, net cash paid for our other acquisitions, excluding Splunk, of $1.3 billion and capital expenditures of $0.7 billion. These uses of cash were partially offset by the issuance of senior notes for net proceeds of $13.4 billion, net cash provided by operating activities of $10.9 billion and net issuances of commercial paper notes of $10.8 billion. The net cash provided by operating activities during fiscal 2024 includes the fiscal 2023 federal tax payment of $2.8 billion that was deferred by the IRS as a result of the California floods and the U.S. transition tax payment of $1.4 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 27, 2024 and July 29, 2023, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Net cash provided by operating activities	$10,880	$19,886	$13,226
Acquisition of property and equipment	(670)	(849)	(477)
Free cash flow	$10,210	$19,037	$12,749
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 27, 2024	$1.58	$6,384	117	$49.45	$5,764	$12,148
July 29, 2023	$1.54	$6,302	88	$48.49	$4,271	$10,573
July 30, 2022	$1.50	$6,224	146	$52.82	$7,734	$13,958
On August 14, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on October 23, 2024, to all stockholders of record as of the close of business on October 2, 2024. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $5.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 27, 2024	July 29, 2023	Increase (Decrease)
Accounts receivable, net	$6,685	$5,854	$831
Our accounts receivable net, as of July 27, 2024 increased by approximately 14% compared with the end of fiscal 2023, primarily due to timing and amount of product and service billings at the end of fiscal 2024 compared with the end of fiscal 2023.
Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Inventories	$3,373	$3,644	$2,568	$(271)	$805
Inventory purchase commitments	$5,158	$7,253	$12,964	$(2,095)	$(7,806)
Inventory deposits and prepayments	$973	$1,109	$1,484	$(136)	$(511)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022	Variance vs. July 29, 2023	Variance vs. July 30, 2022
Less than 1 year	$3,952	$5,270	$9,954	$(1,318)	$(6,002)
1 to 3 years	1,085	1,783	2,240	(698)	(1,155)
3 to 5 years	121	200	770	(79)	(649)
Total	$5,158	$7,253	$12,964	$(2,095)	$(7,806)

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory as of July 27, 2024 decreased by 7% and inventory purchase commitments with contract manufacturers and suppliers decreased by 29% from our balances at the end of fiscal 2023. The combined decrease of 22% in our inventory and inventory purchase commitments as compared with the end of fiscal 2023 was primarily due to our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
We have increased our levels of inventory in order to help mitigate risks in our supply chain. We also began increasing our inventory supply chain balances starting in fiscal 2021 in order to address significant supply constraints seen industry-wide. The increases were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as well as advance payments with suppliers to secure future supply, as a result of the supply constraints. Our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments are entered into directly with suppliers and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 27, 2024	July 29, 2023	Increase (Decrease)
Loan receivables, net	$5,808	$5,857	$(49)
Lease receivables, net	906	978	(72)
Total, net	$6,714	$6,835	$(121)
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
The volume of channel partner financing was $27.1 billion, $32.1 billion, and $27.9 billion in fiscal 2024, 2023, and 2022, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.7 billion as of July 27, 2024 and July 29, 2023, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 27, 2024,

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

the total maximum potential future payments related to these guarantees was approximately $127 million, of which approximately $13 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 27, 2024	July 29, 2023
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	$750
3.625%	March 4, 2024	—	1,000
3.50%	June 15, 2025	500	500
4.90%	February 26, 2026	1,000	—
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	—
4.85%	February 26, 2029	2,500	—
4.95%	February 26, 2031	2,500	—
5.05%	February 26, 2034	2,500	—
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	—
5.35%	February 26, 2064	1,000	—
Total		$20,250	$8,500
In February 2024, we issued senior notes for an aggregate principal amount of $13.5 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 27, 2024.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $10.9 billion in commercial paper notes outstanding as of July 27, 2024, and no commercial paper notes outstanding as of July 29, 2023.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of July 27, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 27, 2024	July 29, 2023	Increase (Decrease)
Product	$20,055	$15,802	$4,253
Services	20,993	19,066	1,927
Total	$41,048	$34,868	$6,180

Short-term RPO	$20,882	$17,910	$2,972
Long-term RPO	20,166	16,958	3,208
Total	$41,048	$34,868	$6,180

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Total remaining performance obligations increased 18% in fiscal 2024. Total remaining performance obligations as of July 27, 2024 includes $3.5 billion related to the acquisition of Splunk. Remaining performance obligations for product increased 27% and remaining performance obligations for services increased 10%, compared to fiscal 2023. We expect approximately 51% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 27, 2024	July 29, 2023	Increase (Decrease)
Product	$13,219	$11,505	$1,714
Services	15,256	14,045	1,211
Total	$28,475	$25,550	$2,925
Reported as:
Current	$16,249	$13,908	$2,341
Noncurrent	12,226	11,642	584
Total	$28,475	$25,550	$2,925
Total deferred revenue increased 11% in fiscal 2024. The increase in deferred product revenue of 15% was primarily due to the contribution from the Splunk acquisition of $1.7 billion and increased deferrals related to our recurring software offerings. The increase in deferred services revenue of 9% was driven by higher business volume and the impact of contract renewals and the contribution of the Splunk acquisition, partially offset by ongoing amortization of deferred services revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 27, 2024 (in millions):

	PAYMENTS DUE BY PERIOD
July 27, 2024	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,420	$409	$502	$256	$253
Purchase commitments with contract manufacturers and suppliers	5,158	3,952	1,085	121	—
Other purchase obligations	3,998	1,295	1,736	822	145
Senior notes	20,253	500	5,253	2,500	12,000
Transition tax payable	4,092	1,819	2,273	—	—
Other long-term liabilities	1,557	—	232	178	1,147
Total by period	$36,478	$7,975	$11,081	$3,877	$13,545
Other long-term liabilities (uncertainty in the timing of future payments)	1,789
Total	$38,267
Operating Leases  For more information on our operating leases, see Note 8 to the Consolidated Financial Statements.
Purchase Commitments with Contract Manufacturers and Suppliers  We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments are directly with suppliers and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.”

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
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $1.7 billion and deferred tax liabilities of $76 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 18 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments. The funding commitments were $0.2 billion and $0.3 billion as of July 27, 2024 and July 29, 2023, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of July 27, 2024 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 27, 2024. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 27, 2024 and July 29, 2023 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 27, 2024	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$10,057	$9,993	$9,929	$9,865	$9,800	$9,736	$9,672

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 29, 2023	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$15,901	$15,798	$15,695	$15,592	$15,489	$15,386	$15,284
Financing Receivables As of July 27, 2024, our financing receivables had a carrying value of $6.7 billion, compared with $6.8 billion as of July 29, 2023. As of July 27, 2024, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 27, 2024, we had $20.3 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $20.1 billion, and the related fair value based on market prices was $20.4 billion. As of July 27, 2024, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $0.5 billion of hedged debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $481 million and $431 million as of July 27, 2024 and July 29, 2023, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of July 27, 2024, the total carrying amount of our investments in privately held investments were each $1.8 billion at July 27, 2024 and July 29, 2023. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 27, 2024		July 29, 2023
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,586	$(59)	$3,014	$(33)
Sold	$3,848	$60	$2,406	$31
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
Approximately 70% of our operating expenses are U.S.-dollar denominated. In fiscal 2024, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $30 million, or 0.2%, as compared with fiscal 2023. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 27, 2024 and July 29, 2023, and the related consolidated statements of operations, of comprehensive income, of equity and of cash flows for each of the three years in the period ended July 27, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 27, 2024 and July 29, 2023, and the results of its operations and its cash flows for each of the three years in the period ended July 27, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 27, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Splunk Inc. (“Splunk”) from its assessment of internal control over financial reporting as of July 27, 2024, because it was acquired by the Company in a purchase business combination during 2024. We have also excluded Splunk from our audit of internal control over financial reporting. Splunk is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 3% and 3%, respectively, of the related consolidated financial statement amounts as of and for the year ended July 27, 2024.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition for Certain Product and Services Revenue
As described in Note 2 to the consolidated financial statements, the Company derives revenue from contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment, electronic delivery (or when the software is available for download by the customer), or once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. In certain customer arrangements, management applies judgment in identifying contractual terms and determining the transaction price and management may be required to estimate variable consideration when determining the amount of revenue to recognize. For the year ended July 27, 2024, the Company’s total revenue was $53.8 billion, of which the majority relates to certain product and services revenue.
The principal considerations for our determination that performing procedures relating to revenue recognition for certain product and services revenue is a critical audit matter are the significant judgment by management in identifying contractual terms in certain customer arrangements and a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence relating to revenue recognition for certain product and services revenue.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including obtaining an understanding of management’s process for identifying and evaluating terms and conditions in certain customer arrangements and evaluating management’s determination of the impact of those terms and conditions on revenue recognition. These procedures also included, among others, testing, on a sample basis, (a) the completeness and accuracy of management’s identification and evaluation of terms and conditions by examining customer arrangements; (b) management’s process for determining the appropriate amount and timing of revenue recognition based on the contractual terms identified in customer arrangements; (c) revenue transactions by obtaining and inspecting source documents, such as contracts, purchase orders, invoices, and proof of delivery; and (d) the timing of recognition of revenue transactions.
Acquisition of Splunk — Valuation of Customer Contracts and Related Relationships Asset and the Technology Asset Acquired
As described in Note 4 to the consolidated financial statements, on March 18, 2024, the Company completed the acquisition of Splunk for total consideration of approximately $27 billion. The Company acquired $10.6 billion of intangible assets in connection with the acquisition. Of these acquired intangible assets, $6.1 billion of customer-related assets were recorded, of which the majority relates to customer contracts and related relationships, and $3.9 billion for a technology asset was recorded. The customer contracts and related relationships asset was valued using the with-and-without method under the income approach. The technology asset was valued using the multi-period excess earnings method under the income approach. The present value of projected future cash flows included significant judgment and assumptions regarding projected future revenues, projected expenses, attrition rates, the revenue build up period, and the discount rate for the customer contracts and related relationships asset and projected future revenues, projected expenses, the technology obsolescence rate, and the discount rate for the technology asset.
The principal considerations for our determination that performing procedures relating to the valuation of the customer contracts and related relationships asset and the technology asset acquired in connection with the acquisition of Splunk is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the customer-related and technology assets acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected future revenues, projected expenses, attrition rates, the revenue build up period, and the discount rate for the customer contracts and related relationships asset and projected future revenues, projected expenses, the technology obsolescence rate, and the discount rate for the technology asset; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the customer contracts and related relationships asset and the technology asset acquired. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the customer contracts and related relationships asset and the technology asset; (iii) evaluating the appropriateness of the income approach methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the income approach methods; and (v) evaluating the reasonableness of significant assumptions used by management related to projected future revenues, projected expenses, attrition rates, the revenue build up period, and the discount rate for the customer contracts and related relationships asset and projected future revenues, projected expenses, the technology obsolescence rate, and the discount rate for the technology asset. Evaluating management’s assumptions related to projected future revenues, projected expenses, attrition rates, the revenue build up period, and the technology obsolescence rate involved considering (i) the current and past performance of Splunk; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach methods and (ii) the reasonableness of the discount rate assumptions for the customer contracts and related relationships asset and the technology asset.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 5, 2024
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 27, 2024. In accordance with guidance issued by the Securities and Exchange Commission staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Management’s assessment of the effectiveness of our internal control over financial reporting as of July 27, 2024 did not include the internal controls of Splunk Inc., which we acquired on March 18, 2024. We have included the financial results of Splunk Inc. in our Consolidated Financial Statements since the date of acquisition. Total assets and total revenues of Splunk Inc. represented approximately 3 percent of each of our total consolidated assets and total consolidated revenue as of and for the year ended July 27, 2024. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ R. SCOTT HERREN
Charles H. Robbins	R. Scott Herren
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 5, 2024	September 5, 2024

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 27, 2024	July 29, 2023
ASSETS
Current assets:
Cash and cash equivalents	$7,508	$10,123
Investments	10,346	16,023
Accounts receivable, net of allowance of $87 at July 27, 2024 and $85 at July 29, 2023	6,685	5,854
Inventories	3,373	3,644
Financing receivables, net	3,338	3,352
Other current assets	5,612	4,352
Total current assets	36,862	43,348
Property and equipment, net	2,090	2,085
Financing receivables, net	3,376	3,483
Goodwill	58,660	38,535
Purchased intangible assets, net	11,219	1,818
Deferred tax assets	6,262	6,576
Other assets	5,944	6,007
TOTAL ASSETS	$124,413	$101,852
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11,341	$1,733
Accounts payable	2,304	2,313
Income taxes payable	1,439	4,235
Accrued compensation	3,608	3,984
Deferred revenue	16,249	13,908
Other current liabilities	5,643	5,136
Total current liabilities	40,584	31,309
Long-term debt	19,621	6,658
Income taxes payable	3,985	5,756
Deferred revenue	12,226	11,642
Other long-term liabilities	2,540	2,134
Total liabilities	78,956	57,499
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 4,007 and 4,066 shares issued and outstanding at July 27, 2024 and July 29, 2023, respectively	45,800	44,289
Retained earnings	1,087	1,639
Accumulated other comprehensive loss	(1,430)	(1,575)
Total equity	45,457	44,353
TOTAL LIABILITIES AND EQUITY	$124,413	$101,852
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
REVENUE:
Product	$39,253	$43,142	$38,018
Services	14,550	13,856	13,539
Total revenue	53,803	56,998	51,557
COST OF SALES:
Product	14,339	16,590	14,814
Services	4,636	4,655	4,495
Total cost of sales	18,975	21,245	19,309
GROSS MARGIN	34,828	35,753	32,248
OPERATING EXPENSES:
Research and development	7,983	7,551	6,774
Sales and marketing	10,364	9,880	9,085
General and administrative	2,813	2,478	2,101
Amortization of purchased intangible assets	698	282	313
Restructuring and other charges	789	531	6
Total operating expenses	22,647	20,722	18,279
OPERATING INCOME	12,181	15,031	13,969
Interest income	1,365	962	476
Interest expense	(1,006)	(427)	(360)
Other income (loss), net	(306)	(248)	392
Interest and other income (loss), net	53	287	508
INCOME BEFORE PROVISION FOR INCOME TAXES	12,234	15,318	14,477
Provision for income taxes	1,914	2,705	2,665
NET INCOME	$10,320	$12,613	$11,812

Net income per share:
Basic	$2.55	$3.08	$2.83
Diluted	$2.54	$3.07	$2.82
Shares used in per-share calculation:
Basic	4,043	4,093	4,170
Diluted	4,062	4,105	4,192
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Net income	$10,320	$12,613	$11,812
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(47), $35, and $174 for fiscal 2024, 2023, and 2022, respectively	146	(78)	(557)
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $(14), $(4), and $5 for fiscal 2024, 2023, and 2022, respectively	53	17	(4)
	199	(61)	(561)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(30), $(7), and $(20) for fiscal 2024, 2023, and 2022, respectively	98	22	67
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $12, $15, and $7 for fiscal 2024, 2023, and 2022, respectively	(37)	(48)	(22)
	61	(26)	45
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $2, $19, and $(44) for fiscal 2024, 2023, and 2022, respectively	(115)	134	(689)
Other comprehensive income (loss)	145	47	(1,205)
Comprehensive income	$10,465	$12,660	$10,607
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net income	$10,320	$12,613	$11,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,507	1,726	1,957
Share-based compensation expense	3,074	2,353	1,886
Provision for receivables	34	31	55
Deferred income taxes	(972)	(2,085)	(309)
(Gains) losses on divestitures, investments and other, net	215	206	(453)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(289)	734	(1,009)
Inventories	275	(1,069)	(1,030)
Financing receivables	76	1,102	1,241
Other assets	(671)	5	(1,615)
Accounts payable	(90)	27	(55)
Income taxes, net	(4,539)	1,218	(690)
Accrued compensation	(696)	651	(427)
Deferred revenue	1,220	2,326	1,328
Other liabilities	416	48	535
Net cash provided by operating activities	10,880	19,886	13,226
Cash flows from investing activities:
Purchases of investments	(4,230)	(10,871)	(6,070)
Proceeds from sales of investments	4,136	1,054	2,660
Proceeds from maturities of investments	6,367	5,978	5,686
Acquisitions, net of cash and cash equivalents acquired	(25,994)	(301)	(373)
Purchases of investments in privately held companies	(284)	(185)	(186)
Return of investments in privately held companies	202	90	237
Acquisition of property and equipment	(670)	(849)	(477)
Other	(5)	(23)	76
Net cash provided by (used in) investing activities	(20,478)	(5,107)	1,553
Cash flows from financing activities:
Issuances of common stock	714	700	660
Repurchases of common stock - repurchase program	(5,787)	(4,293)	(7,689)
Shares repurchased for tax withholdings on vesting of restricted stock units	(992)	(597)	(692)
Short-term borrowings, original maturities of 90 days or less, net	478	(602)	606
Issuances of debt	31,818	—	1,049
Repayments of debt	(9,826)	(500)	(3,550)
Repayments of Splunk convertible debt, net of capped call proceeds	(3,140)	—	—
Dividends paid	(6,384)	(6,302)	(6,224)
Other	(37)	(32)	(122)
Net cash provided by (used in) financing activities	6,844	(11,626)	(15,962)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(31)	(105)	(180)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(2,785)	3,048	(1,363)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	11,627	8,579	9,942
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of fiscal year	$8,842	$11,627	$8,579

Supplemental cash flow information:
Cash paid for interest	$583	$376	$355
Cash paid for income taxes, net	$7,426	$3,571	$3,663
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 31, 2021	4,217	$42,346	$(654)	$(417)	$41,275
Net income			11,812		11,812
Other comprehensive income (loss)				(1,205)	(1,205)
Issuance of common stock	54	660			660
Repurchase of common stock	(146)	(1,490)	(6,244)		(7,734)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(692)			(692)
Cash dividends declared ($1.50 per common share)			(6,224)		(6,224)
Share-based compensation		1,886			1,886
Other	(2)	4	(9)		(5)
BALANCE AT JULY 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			12,613		12,613
Other comprehensive income (loss)				47	47
Issuance of common stock	57	700			700
Repurchase of common stock	(88)	(930)	(3,341)		(4,271)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(551)			(551)
Cash dividends declared ($1.54 per common share)			(6,302)		(6,302)
Share-based compensation		2,353			2,353
Other		3	(12)		(9)
BALANCE AT JULY 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			10,320		10,320
Other comprehensive income (loss)				145	145
Issuance of common stock	78	714			714
Repurchase of common stock	(117)	(1,292)	(4,472)		(5,764)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(20)	(997)			(997)
Cash dividends declared ($1.58 per common share)			(6,384)		(6,384)
Share-based compensation		3,074			3,074
Other		12	(16)		(4)
BALANCE AT JULY 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2024, fiscal 2023 and fiscal 2022 were each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(d) Impairments of Investments   For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors is recognized in other comprehensive income (OCI).
We hold non-marketable equity and other investments (“privately held investments”) which are included in other assets in the Consolidated Balance Sheets. We monitor these investments for impairments and make reductions in carrying values if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(e) Inventories   Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We provide inventory write-downs based on excess and obsolete inventories determined primarily by future demand forecasts. The write-down is measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. At the point of loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. In addition, we record a liability for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with our valuation of excess and obsolete inventory.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

variable lease payments can fluctuate depending on the level of activity or the cost of certain services where we have elected to combine lease and non-lease components. While these payments are not included as part of our lease liabilities, they are recognized as variable lease expense in the period they are incurred.
We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. As a lessor, we determine if an arrangement is a lease at inception. We provide leasing arrangements for our equipment to certain qualified customers. Our lease portfolio primarily consists of sales-type leases. We allocate the consideration in a bundled contract with our customers based on relative standalone selling prices of our lease and non-lease components. The residual value on our leased equipment is determined at the inception of the lease based on an analysis of estimates of the value of equipment, market factors and historical customer behavior. Residual value estimates are reviewed on a periodic basis and other-than-temporary declines are expensed in the period they occur. Our leases generally provide an end-of-term option for the customer to extend the lease under mutually-agreed terms, return the leased equipment, or purchase the equipment for either the then-market value of the equipment or a pre-determined purchase price. If a customer chooses to terminate their lease prior to the original end of termination date, the customer is required to pay all remaining lease payments in full.
(i) Depreciation and Amortization   Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.7 billion, $0.7 billion, and $0.8 billion for fiscal 2024, 2023, and 2022, respectively. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	Up to 15 years
Leasehold improvements	Shorter of remaining lease term or up to 15 years
Production, engineering, computer and other equipment and related software	Up to 5 years
Operating lease assets	Based on lease term
Furniture and fixtures	5 years
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(q) Revenue Recognition   We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. As a result, our contracts may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and SaaS as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis. We refer to our term software licenses, security software licenses, SaaS, and associated service arrangements as subscription offers. Revenue from subscription offers includes revenue recognized over time as well as upfront.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of July 27, 2024 and July 29, 2023 was $37 million and $39 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
(r) Advertising Costs   We expense advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $210 million, $205 million, and $219 million for fiscal 2024, 2023, and 2022, respectively.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
▪Valuation of goodwill and purchased intangible assets
▪Income taxes
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

3.Revenue
(a)Disaggregation of Revenue
We disaggregate our revenue into groups of similar products and services that depict the nature, amount, and timing of revenue and cash flows for our various offerings. The sales cycle, contractual obligations, customer requirements, and go-to-market strategies differ for each of our product categories, resulting in different economic risk profiles for each category. Effective in the first quarter of fiscal 2024, we began reporting our product and service revenue in the following categories: Networking, Security, Collaboration, Observability, and Services and conformed our product revenue for prior periods to the current year presentation.
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Product revenue:
Networking	$29,229	$34,570	$29,265
Security	5,075	3,859	3,699
Collaboration	4,113	4,052	4,472
Observability	837	661	581
Total Product	39,253	43,142	38,018
Services	14,550	13,856	13,539
Total	$53,803	$56,998	$51,557
Amounts may not sum due to rounding.
Networking consists of our core networking technologies of switching, routing, wireless, and servers. These technologies consist of both hardware and software offerings, including software licenses and SaaS. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Security consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Collaboration consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. These products consist primarily of software offerings, including software licenses and SaaS, as well as hardware. Our perpetual software and hardware in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
Observability consists of our network assurance, monitoring and analytics and observability suite offerings. These products consist primarily of software offerings, including software licenses and SaaS. Our perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.

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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Product	$14,078	$11,931	$10,030
Services	13,302	12,709	12,363
Total	$27,380	$24,640	$22,393
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $6.7 billion as of July 27, 2024 compared to $5.9 billion as of July 29, 2023, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022
Allowance for credit loss at beginning of fiscal year	$85	$83	$109
Provisions (benefits)	36	39	64
Recoveries (write-offs), net	(34)	(37)	(81)
Foreign exchange and other	—	—	(9)
Allowance for credit loss at end of fiscal year	$87	$85	$83
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	July 27, 2024	July 29, 2023
1 to 4	$1,266	$672
5 to 6	1,456	954
7 and Higher	72	60
Total	$2,794	$1,686
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 27, 2024 and July 29, 2023, our contract assets for these unbilled receivables, net of allowances, were $2.7 billion and $1.6 billion, respectively, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $28.5 billion as of July 27, 2024 compared to $25.6 billion as of July 29, 2023. We recognized approximately $13.8 billion of revenue during fiscal 2024 that was included in the deferred revenue balance at July 29, 2023.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.3 billion and $1.1 billion as of July 27, 2024 and July 29, 2023, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $742 million, $723 million, and $679 million for fiscal 2024, 2023, and 2022, respectively, and was included in sales and marketing expenses.

4.Acquisitions
Acquisition of Splunk Inc.
On March 18, 2024, we completed the acquisition of Splunk Inc. (“Splunk”), a public cybersecurity and observability company. Under the terms of the agreement, we agreed to pay $157 per share in cash, representing approximately $27 billion in merger consideration.
Purchase Consideration
The following table summarizes the purchase consideration for the Splunk acquisition (in millions):

Amount
Cash paid for outstanding Splunk common stock	$26,950
Fair value of converted Splunk equity awards attributable to pre-acquisition services	137
Settlement of pre-existing relationships	3
Total purchase consideration	$27,090
A summary of the preliminary allocation of the total purchase consideration for Splunk is presented as follows (in millions):

Amount
Cash and cash equivalents	$2,422
Investments	285
Accounts receivable, net	623
Goodwill	19,301
Purchased intangible assets	10,550
Deferred tax assets	1,308
Other current and noncurrent assets	1,176
Accounts payable	(39)
Accrued compensation	(337)
Current portion of deferred revenue	(1,768)
Splunk convertible notes	(3,344)
Deferred tax liabilities	(2,523)
Noncurrent portion of deferred revenue	(86)
Other current and other noncurrent liabilities	(478)
Total	$27,090
The purchase price allocation for Splunk is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
Our Consolidated Statements of Operations for fiscal 2024 includes revenue of approximately $1.4 billion and a net loss of $557 million attributable to Splunk since the date of acquisition.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

We incurred $82 million of transaction costs related to the Splunk acquisition and these costs were expensed as incurred in general and administrative expenses (“G&A”) expenses in the Consolidated Statements of Operations. We incurred $79 million of these transaction costs in fiscal 2024.
In connection with the Splunk acquisition, we assumed $3.1 billion aggregate principal amount of notes consisting of Splunk's 1.125% Convertible Senior Notes due 2025, 0.75% Convertible Senior Notes due 2026 and 1.125% Convertible Senior Notes due 2027 (collectively, the “Splunk Convertible Notes”). The Splunk Convertible Notes had an aggregate fair value of $3.3 billion as of the acquisition date. The Splunk Convertible Notes are convertible and may be settled into cash based on a defined conversion ratio for each note. On the date of the acquisition, we notified holders of their right to convert their notes. In addition, we assumed Splunk’s capped call contracts which were intended to reduce potential dilution or offset any cash payments. The capped calls were settled in full in the third quarter of fiscal 2024, which resulted in receipt of aggregate cash proceeds of $202 million, and were included in other current assets in total purchase consideration noted above. As of July 27, 2024, we have settled $3.1 billion of the Splunk Convertible Notes, net of capped calls.
The goodwill generated from Splunk is primarily related to expected synergies. Goodwill is not deductible for income tax purposes.
Purchased Intangible Assets
The following table presents as of the acquisition date details of the purchased intangible assets acquired (in millions, except years):

	Weighted-Average Useful Life (in Years)	Amount
Customer related	9.1	$6,140
Technology	6.0	3,900
Trade name	12.0	510
Total		$10,550
The majority of customer-related intangible assets relates to customer contracts and related relationships. The customer contracts and related relationships intangible asset represents the fair value of future projected revenue that will be derived from sales of products to existing customers of Splunk. The asset was valued using the with-and-without method under the income approach. In the with-and-without method, the fair value was measured by the difference between the present values of the cash flows with and without the existing customers in place over the period of time necessary to reacquire the customers. The present value of projected future cash flows included significant judgment and assumptions regarding projected future revenues, projected expenses, attrition rates, the revenue build up period, and the discount rate.
Technology represents the preliminary estimated fair value of Splunk’s security and observability technologies. The technology intangible asset was valued using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the technology asset less charges representing the contribution of other assets to those cash flows. The present value of projected future cash flows included significant judgment and assumptions regarding projected future revenues, projected expenses, the technology obsolescence rate, and the discount rate.
Trade name represents the preliminary estimated fair value of the Splunk trade name. The fair value was determined by applying the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue under the trade name.
Compensation Expense Related to Splunk
In connection with the Splunk acquisition, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain Splunk employees. For fiscal 2024, the compensation expense was $413 million. As of July 27, 2024, we estimated that future cash compensation expense of up to $1.1 billion may be required to be recognized pursuant to acquisition-related agreements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and Splunk’s operations, as though the acquisition of Splunk had been completed as of the beginning of fiscal 2023. The pro forma financial information for fiscal 2024 combines our results for this period with the results of Splunk for the period beginning August 1, 2023 through July 27, 2024. The pro forma financial information for fiscal 2023 combines our historical results for that period with the historical results of Splunk for the year ended July 31, 2023.
The following table summarizes the pro forma financial information (in millions):

Years Ended	July 27, 2024	July 29, 2023
Total revenue	$56,761	$60,841
Net income	$9,280	$10,078
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
Other Acquisitions
We completed several additional acquisitions during fiscal 2024 for an aggregate cash consideration of $1.4 billion. A summary of the allocation of the total purchase consideration of these additional acquisitions is presented as follows (in millions):

Fiscal 2024	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total other acquisitions	$1,370	$(47)	$500	$917
The total purchase consideration related to these other acquisitions completed during fiscal 2024 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $24 million. Total transaction costs related to these acquisition activities were $25 million, $24 million, and $49 million for fiscal 2024, 2023, and 2022, respectively. These transaction costs were expensed as incurred in G&A in the Consolidated Statements of Operations.
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
The goodwill generated from these acquisitions completed during fiscal 2024 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
Fiscal 2023 Acquisitions
Allocation of the purchase consideration for acquisitions completed in fiscal 2023 is summarized as follows (in millions):

Fiscal 2023	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$315	$(18)	$150	$183
The total purchase consideration related to our acquisitions completed during fiscal 2023 consisted of cash consideration and vested share-based awards assumed. The total cash and cash equivalents acquired from these acquisitions was approximately $7 million.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Fiscal 2022 Acquisitions
In fiscal 2022, we paid total purchase consideration of $364 million for our acquisitions.
Compensation Expense Related to Acquisitions including Splunk
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022
Compensation expense related to acquisitions	$618	$222	$271
Total compensation expense related to acquisitions for fiscal 2024 include $413 million related to the Splunk acquisition.
As of July 27, 2024, we estimated that future cash compensation expense of up to $1.6 billion may be required to be recognized pursuant to these applicable acquisition agreements, which includes up to $1.1 billion related to the Splunk acquisition.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 27, 2024 and July 29, 2023, as well as the changes to goodwill during fiscal 2024 and 2023 (in millions):

	Balance at July 29, 2023	Splunk	Other Acquisitions	Foreign Currency Translation and Other	Balance at July 27, 2024
Americas	$24,035	$11,619	$573	$(58)	$36,169
EMEA	9,118	4,980	207	(22)	14,283
APJC	5,382	2,702	137	(13)	8,208
Total	$38,535	$19,301	$917	$(93)	$58,660

	Balance at July 30, 2022	Acquisitions	Foreign Currency Translation and Other	Balance at July 29, 2023
Americas	$23,882	$123	$30	$24,035
EMEA	9,062	44	12	9,118
APJC	5,360	16	6	5,382
Total	$38,304	$183	$48	$38,535
(b)Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2024 and 2023 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATED		TRADE NAME		IPR&D
Fiscal 2024	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Splunk	6.0	$3,900	9.1	$6,140	12.0	$510	$—	$10,550
Others	4.8	400	4.9	83	1.3	3	14	500
Total		$4,300		$6,223		$513	$14	$11,050

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

	FINITE LIVES				INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATIONSHIPS		IPR&D
Fiscal 2023	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	3.7	$138	1.8	$12	$—	$150
The following tables present details of our purchased intangible assets (in millions):

July 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,844	$(829)	$6,015
Technology	6,680	(2,006)	4,674
Trade name	553	(49)	504
Total purchased intangible assets with finite lives	14,077	(2,884)	11,193
In-process research and development, with indefinite lives	26	—	26
Total	$14,103	$(2,884)	$11,219

July 29, 2023	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Technology	$2,998	$(1,691)	$1,307
Customer related	1,228	(905)	323
Other	40	(22)	18
Total purchased intangible assets with finite lives	4,266	(2,618)	1,648
In-process research and development, with indefinite lives	170	—	170
Total	$4,436	$(2,618)	$1,818
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets were $145 million for fiscal 2024. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain of our IPR&D intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Amortization of purchased intangible assets:
Cost of sales	$955	$649	$749
Operating expenses	698	282	328
Total	$1,653	$931	$1,077
The estimated future amortization expense of purchased intangible assets with finite lives as of July 27, 2024 is as follows (in millions):

Fiscal Year	Amount
2025	$2,138
2026	$1,789
2027	$1,445
2028	$1,365
2029	$1,265
Thereafter	$3,191

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. The Fiscal 2025 Plan is expected to impact approximately 7% of our global workforce, with estimated pre-tax charges of up to $1 billion consisting of severance and other one-time termination benefits, and other costs. We expect this plan to be substantially completed by the end of fiscal 2025.
In the third quarter of fiscal 2024, we initiated a restructuring plan (the “Fiscal 2024 Plan”), in order to realign the organization and enable further investment in key priority areas, of which approximately 5% of our global workforce would be impacted. In connection with the Fiscal 2024 Plan, we incurred charges of $654 million for fiscal 2024 and the plan is substantially complete. The aggregate pretax charges related to this plan were primarily cash-based and consist of severance and other one-time termination benefits and other costs.
We initiated a restructuring plan in fiscal 2023 (the “Fiscal 2023 Plan”), which was completed in fiscal 2024. In connection with the Fiscal 2023 Plan, we incurred cumulative charges of $670 million. The aggregate pretax charges related to this plan were primarily cash-based and consist of severance and other one-time termination benefits, real estate-related charges, and other costs.
The following table summarizes the activities related to the restructuring and other charges, as discussed above (in millions):

	FISCAL 2024 PLAN		FISCAL 2023 AND PRIOR PLANS
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 31, 2021	$—	$—	$16	$18	$34
Charges	—	—	9	(3)	6
Cash payments	—	—	(23)	(2)	(25)
Non-cash items	—	—	—	(6)	(6)
Liability as of July 30, 2022	—	—	2	7	9
Charges	—	—	465	66	531
Cash payments	—	—	(302)	(12)	(314)
Non-cash items	—	—	2	(15)	(13)
Liability as of July 29, 2023	—	—	167	46	213
Charges	627	27	104	31	789
Cash payments	(426)	(3)	(251)	(11)	(691)
Non-cash items	—	(15)	—	(22)	(37)
Liability as of July 27, 2024	$201	$9	$20	$44	$274

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	July 27, 2024	July 29, 2023
Cash and cash equivalents	$7,508	$10,123
Restricted cash and restricted cash equivalents included in other current assets	765	191
Restricted cash and restricted cash equivalents included in other assets	569	1,313
Total	$8,842	$11,627
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	July 27, 2024	July 29, 2023
Raw materials	$2,039	$1,685
Work in process	83	264
Finished goods	1,027	1,493
Service-related spares	216	186
Demonstration systems	8	16
Total	$3,373	$3,644
Property and Equipment, Net

	July 27, 2024	July 29, 2023
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,247	$4,229
Production, engineering, computer and other equipment and related software	5,160	5,355
Operating lease assets	115	135
Furniture, fixtures and other	351	339
Total gross property and equipment	9,873	10,058
Less: accumulated depreciation and amortization	(7,783)	(7,973)
Total	$2,090	$2,085
Remaining Performance Obligations (RPO)

	July 27, 2024	July 29, 2023
Product	$20,055	$15,802
Services	20,993	19,066
Total	$41,048	$34,868

Short-term RPO	$20,882	$17,910
Long-term RPO	20,166	16,958
Total	$41,048	$34,868

Amount to be recognized as revenue over the next 12 months	51%	51%

Deferred revenue	$28,475	$25,550
Unbilled contract revenue	12,573	9,318
Total	$41,048	$34,868
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Deferred Revenue

	July 27, 2024	July 29, 2023
Product	$13,219	$11,505
Services	15,256	14,045
Total	$28,475	$25,550
Reported as:
Current	$16,249	$13,908
Noncurrent	12,226	11,642
Total	$28,475	$25,550
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Act is as follows (in millions):

	July 27, 2024	July 29, 2023
Current	$1,819	$1,364
Noncurrent	2,273	4,092
Total	$4,092	$5,456
Our noncurrent transition tax payable of $2.3 billion as of July 27, 2024 will be due in fiscal 2026.

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	July 27, 2024	July 29, 2023
Operating lease right-of-use assets	Other assets	$1,066	$971

Operating lease liabilities	Other current liabilities	$364	$313
Operating lease liabilities	Other long-term liabilities	906	707
Total operating lease liabilities		$1,270	$1,020
The components of our lease expenses were as follows (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Operating lease expense	$420	$425	$390
Short-term lease expense	75	65	66
Variable lease expense	194	242	173
Total lease expense	$689	$732	$629

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Supplemental information related to our operating leases is as follows (in millions):

Years Ended	July 27, 2024	July 29, 2023
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$394	$387
Right-of-use assets obtained in exchange for operating leases liabilities	$459	$326
The weighted-average lease term was 4.9 years and 4.6 years as of July 27, 2024 and July 29, 2023, respectively. The weighted-average discount rate was 4.0% and 3.1% as of July 27, 2024 and July 29, 2023, respectively.
The maturities of our operating leases (undiscounted) as of July 27, 2024 are as follows (in millions):

Fiscal Year	Amount
2025	$409
2026	295
2027	207
2028	144
2029	112
Thereafter	253
Total lease payments	1,420
Less interest	(150)
Total	$1,270
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2024, 2023, and 2022 was $65 million, $51 million and $54 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of July 27, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2025	$314
2026	246
2027	156
2028	146
2029	97
Thereafter	6
Total	965
Less: Present value of lease payments	854
Unearned income	$111
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	July 27, 2024	July 29, 2023
Operating lease assets	$115	$135
Accumulated depreciation	(61)	(78)
Operating lease assets, net	$54	$57

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Our operating lease income for fiscal 2024, 2023, and 2022 was $58 million, $73 million and $107 million, respectively, and was included in product revenue in the Consolidated Statement of Operations.
Minimum future rentals on noncancelable operating leases as of July 27, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2025	$22
2026	14
2027	3
Total	$39

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
A summary of our financing receivables is presented as follows (in millions):

July 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,858	$965	$6,823
Residual value	—	67	67
Unearned income	—	(111)	(111)
Allowance for credit loss	(50)	(15)	(65)
Total, net	$5,808	$906	$6,714
Reported as:
Current	$3,071	$267	$3,338
Noncurrent	2,737	639	3,376
Total, net	$5,808	$906	$6,714

July 29, 2023	Loan Receivables	Lease Receivables	Total
Gross	$5,910	$1,015	$6,925
Residual value	—	70	70
Unearned income	—	(88)	(88)
Allowance for credit loss	(53)	(19)	(72)
Total, net	$5,857	$978	$6,835
Reported as:
Current	$2,988	$364	$3,352
Noncurrent	2,869	614	3,483
Total, net	$5,857	$978	$6,835

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

July 27, 2024		Fiscal Year
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	Total
Loan Receivables:
1 to 4	$2	$78	$341	$555	$945	$1,803	$3,724
5 to 6	2	29	127	130	426	1,314	2,028
7 and Higher	3	1	10	74	14	4	106
Total Loan Receivables	$7	$108	$478	$759	$1,385	$3,121	$5,858
Lease Receivables:
1 to 4	$1	$8	$38	$46	$176	$341	$610
5 to 6	1	11	22	44	129	21	228
7 and Higher	—	—	1	3	4	8	16
Total Lease Receivables	$2	$19	$61	$93	$309	$370	$854
Total	$9	$127	$539	$852	$1,694	$3,491	$6,712

July 29, 2023		Fiscal Year
Internal Credit Risk Rating	Prior	July 27, 2019	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	Total
Loan Receivables:
1 to 4	$10	$53	$251	$791	$1,077	$1,784	$3,966
5 to 6	3	14	131	287	465	936	1,836
7 and Higher	1	7	15	17	29	39	108
Total Loan Receivables	$14	$74	$397	$1,095	$1,571	$2,759	$5,910
Lease Receivables:
1 to 4	$2	$20	$57	$111	$84	$235	$509
5 to 6	2	13	44	58	87	191	395
7 and Higher	—	1	2	4	5	11	23
Total Lease Receivables	$4	$34	$103	$173	$176	$437	$927
Total	$18	$108	$500	$1,268	$1,747	$3,196	$6,837

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following tables present the aging analysis of gross receivables as of July 27, 2024 and July 29, 2023 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2024	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$34	$17	$35	$86	$5,772	$5,858	$14	$7	$7
Lease receivables	14	4	5	23	831	854	1	—	—
Total	$48	$21	$40	$109	$6,603	$6,712	$15	$7	$7

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 29, 2023	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$47	$20	$37	$104	$5,806	$5,910	$17	$12	$12
Lease receivables	16	4	23	43	884	927	6	3	3
Total	$63	$24	$60	$147	$6,690	$6,837	$23	$15	$15
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	1	(3)	(2)
Recoveries (write-offs), net	(4)	(1)	(5)
Allowance for credit loss as of July 27, 2024	$50	$15	$65

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(7)	(1)	(8)
Recoveries (write-offs), net	(38)	(3)	(41)
Foreign exchange and other	(5)	—	(5)
Allowance for credit loss as of July 29, 2023	$53	$19	$72

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 31, 2021	$89	$38	$127
Provisions (benefits)	4	(13)	(9)
Recoveries (write-offs), net	—	(2)	(2)
Foreign exchange and other	10	—	10
Allowance for credit loss as of July 30, 2022	$103	$23	$126

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

July 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,380	$1	$(28)	$2,353
U.S. government agency securities	223	—	(2)	221
Non-U.S. government and agency securities	370	1	—	371
Corporate debt securities	3,818	5	(146)	3,677
U.S. agency mortgage-backed securities	1,959	—	(178)	1,781
Commercial paper	1,023	—	—	1,023
Certificates of deposit	439	—	—	439
Total	$10,212	$7	$(354)	$9,865

July 29, 2023	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$3,587	$1	$(62)	$3,526
U.S. government agency securities	428	—	(5)	423
Non-U.S. government and agency securities	364	—	(1)	363
Corporate debt securities	7,238	3	(327)	6,914
U.S. agency mortgage-backed securities	2,421	14	(230)	2,205
Commercial paper	1,484	—	—	1,484
Certificates of deposit	677	—	—	677
Total	$16,199	$18	$(625)	$15,592
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Gross realized gains	$7	$4	$27
Gross realized losses	(74)	(25)	(18)
Total	$(67)	$(21)	$9
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 27, 2024 and July 29, 2023 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$598	$(2)	$1,399	$(26)	$1,997	$(28)
U.S. government agency securities	89	—	109	(2)	198	(2)
Non-U.S. government and agency securities	17	—	—	—	17	—
Corporate debt securities	276	(1)	2,818	(115)	3,094	(116)
U.S. agency mortgage-backed securities	238	(1)	1,438	(177)	1,676	(178)
Commercial paper	10	—	—	—	10	—
Total	$1,228	$(4)	$5,764	$(320)	$6,992	$(324)

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 29, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$2,394	$(26)	$931	$(36)	$3,325	$(62)
U.S. government agency securities	343	(2)	72	(3)	415	(5)
Non-U.S. government and agency securities	363	(1)	—	—	363	(1)
Corporate debt securities	1,736	(22)	4,315	(275)	6,051	(297)
U.S. agency mortgage-backed securities	658	(13)	1,438	(217)	2,096	(230)
Commercial paper	97	—	—	—	97	—
Certificates of deposit	2	—	—	—	2	—
Total	$5,593	$(64)	$6,756	$(531)	$12,349	$(595)
The following table summarizes the maturities of our available-for-sale debt investments as of July 27, 2024 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,715	$3,674
After 1 year through 5 years	4,538	4,410
Mortgage-backed securities with no single maturity	1,959	1,781
Total	$10,212	$9,865
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $481 million and $431 million as of July 27, 2024 and July 29, 2023, respectively. We recognized a net unrealized gain of $71 million and $36 million for fiscal 2024 and 2023, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $165 million and $8 million for fiscal 2024 and 2023, respectively. We held equity interests in certain private equity funds of $0.8 billion and $0.9 billion as of July 27, 2024 and July 29, 2023, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of July 27, 2024, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
As of July 27, 2024, the carrying value of our investments in privately held companies was $1.8 billion. Of the total carrying value of our investments in privately held companies as of July 27, 2024, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.2 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 27, 2024			JULY 29, 2023
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$3,334	$—	$3,334	$6,496	$—	$6,496
Commercial paper	—	468	468	—	1,090	1,090
Certificates of deposit	—	14	14	—	47	47
Corporate debt securities	—	25	25	—	25	25
Available-for-sale debt investments:
U.S. government securities	—	2,353	2,353	—	3,526	3,526
U.S. government agency securities	—	221	221	—	423	423
Non-U.S. government and agency securities	—	371	371	—	363	363
Corporate debt securities	—	3,677	3,677	—	6,914	6,914
U.S. agency mortgage-backed securities	—	1,781	1,781	—	2,205	2,205
Commercial paper	—	1,023	1,023	—	1,484	1,484
Certificates of deposit	—	439	439	—	677	677
Equity investments:
Marketable equity securities	481	—	481	431	—	431
Other current assets:
Money market funds	750	—	750	188	—	188
Other assets:
Money market funds	563	—	563	1,313	—	1,313
Derivative assets	—	64	64	—	32	32
Total	$5,128	$10,436	$15,564	$8,428	$16,786	$25,214
Liabilities:
Derivative liabilities	$—	$74	$74	$—	$75	$75
Total	$—	$74	$74	$—	$75	$75
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of July 27, 2024 and July 29, 2023 was $2.7 billion and $2.9 billion, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of July 27, 2024 and July 29, 2023, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 27, 2024, the fair value of our senior notes was $20.4 billion, with a carrying amount of $20.1 billion. This compares to a fair value of $8.7 billion and a carrying amount of $8.4 billion as of July 29, 2023. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 27, 2024		July 29, 2023
	Amount	Effective Rate	Amount	Effective Rate
Current portion of long-term debt	$488	6.66%	$1,733	4.45%
Commercial paper	10,853	5.43%	—	—
Total	$11,341		$1,733
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 27, 2024		July 29, 2023
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
2.20%	September 20, 2023	$—	—	$750	2.27%
3.625%	March 4, 2024	—	—	1,000	6.08%
3.50%	June 15, 2025	500	6.66%	500	6.38%
4.90%	February 26, 2026	1,000	5.00%	—	—
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	—	—
4.85%	February 26, 2029	2,500	4.91%	—	—
4.95%	February 26, 2031	2,500	5.04%	—	—
5.05%	February 26, 2034	2,500	4.97%	—	—
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	—	—
5.35%	February 26, 2064	1,000	5.42%	—	—
Other long-term debt		3	1.13%	—	—
Total		20,253		8,500
Unaccreted discount/issuance costs		(133)		(68)
Hedge accounting fair value adjustments		(11)		(41)
Total		$20,109		$8,391

Reported as:
Short-term debt		$488		$1,733
Long-term debt		19,621		6,658
Total		$20,109		$8,391
In February 2024, we issued senior notes for an aggregate principal amount of $13.5 billion.
We entered into an interest rate swap in a prior period with an aggregate notional amount of $0.5 billion designated as a fair value hedge of certain of our fixed-rate senior notes. This swap converts the fixed interest rate of the fixed-rate note to a floating interest rate based on Secured Overnight Financing Rate (SOFR). The gain and loss related to the change in the fair value of the interest rate swap substantially offsets the change in the fair value of the hedged portion of the underlying debt that is attributable to the change in market interest rates. For additional information, see Note 13.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 27, 2024, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

As of July 27, 2024, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2025	$500
2026	1,751
2027	3,502
2028	—
2029	2,500
Thereafter	12,000
Total	$20,253
(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of July 27, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 27, 2024	July 29, 2023	Balance Sheet Line Item	July 27, 2024	July 29, 2023
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$47	$22	Other current liabilities	$1	$—
Foreign currency derivatives	Other assets	15	9	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	11	17
Interest rate derivatives	Other assets	—	—	Other long-term liabilities	—	24
Total		62	31		12	41
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	2	1	Other current liabilities	47	25
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	15	9
Total		2	1		62	34
Total		$64	$32		$74	$75

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	July 27, 2024	July 29, 2023	July 27, 2024	July 29, 2023
Short-term debt	$(488)	$(983)	$11	$17
Long-term debt	$—	$(476)	$—	$24
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE YEARS ENDED
	July 27, 2024	July 29, 2023	July 30, 2022
Interest rate derivatives:
Hedged items	$(30)	$31	$116
Derivatives designated as hedging instruments	30	(31)	(118)
Total	$—	$—	$(2)
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 27, 2024	July 29, 2023	July 30, 2022
Foreign currency derivatives	Other income (loss), net	$(162)	$1	$(237)
Total return swaps—deferred compensation	Operating expenses and other	91	58	(92)
Equity derivatives	Other income (loss), net	2	13	9
Total		$(69)	$72	$(320)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 27, 2024	July 29, 2023
Foreign currency derivatives	$7,434	$5,419
Interest rate derivatives	500	1,500
Total return swaps—deferred compensation	985	792
Total	$8,919	$7,711

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $11 million and $40 million as of July 27, 2024 and July 29, 2023, respectively.
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
(d)Interest Rate Risk
We hold an interest rate swap designated as a fair value hedge related to a fixed-rate senior note that is due in fiscal 2025. Under the interest rate swap, we receive fixed-rate interest payments and make interest payments based on SOFR plus a fixed number of basis points. The effect of the swap is to convert the fixed interest rate of the senior fixed-rate note to a floating interest rate based on SOFR. The gain and loss related to the change in the fair value of the interest rate swap is included in interest expense and substantially offsets the change in the fair value of the hedged portion of the underlying debt attributable to the change in market interest rates.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

14.Commitments and Contingencies
(a)Purchase Commitments with Contract Manufacturers and Suppliers
We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or establish the parameters defining our requirements. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. Certain of these inventory purchase commitments are directly with suppliers, and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers (in millions):

Commitments by Period	July 27, 2024	July 29, 2023
Less than 1 year	$3,952	$5,270
1 to 3 years	1,085	1,783
3 to 5 years	121	200
Total	$5,158	$7,253
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 27, 2024 and July 29, 2023, the liability for these purchase commitments was $498 million and $529 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.2 billion and $0.3 billion as of July 27, 2024 and July 29, 2023, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022
Balance at beginning of fiscal year	$329	$333	$336
Provisions for warranties issued	425	386	415
Adjustments for pre-existing warranties	22	18	3
Settlements	(414)	(408)	(421)
Balance at end of fiscal year	$362	$329	$333
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $27.1 billion, $32.1 billion, and $27.9 billion in fiscal 2024, 2023, and 2022, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.7 billion as of July 27, 2024 and July 29, 2023, respectively.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at July 27, 2024 and July 29, 2023, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 27, 2024	July 29, 2023
Maximum potential future payments	$127	$159
Deferred revenue	(13)	(34)
Total	$114	$125
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
The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $143 million for the alleged evasion of import and other taxes, $830 million for interest, and $325 million for various penalties, all determined using an exchange rate as of July 27, 2024.
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
Centripetal On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. After two bench trials and various administrative actions and appeals, we have been found either to not have infringed any of the patents or the patents have been invalidated. Centripetal has appealed one of the invalidity decisions and it has also appealed the non-infringement judgment of the District Court and both of those proceedings are ongoing.
Between April 2020 and February 2022, Centripetal also filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting a total of five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. In various proceedings in 2021, 2022, and 2023, we have been found to have not infringed three patents, one patent was invalidated, the utility model was invalidated, and the infringement action on the final patent is stayed due to an invalidity action heard on June 6, 2024 in the Federal Patent Court, in which all claims, aside from one auxiliary claim, were found invalid, for which we are awaiting the entry of judgment from the Federal Patent Court. Centripetal’s appeals of two of the non-infringement findings remain pending and, on March 27, 2024, the Court of Appeals rejected Centripetal’s appeal of the third non-infringement finding.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement. We have filed our response and defenses to the complaint and we anticipate that in October 2024, the Court will set a schedule for the remainder of the proceedings.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 27, 2024, the remaining authorized amount for stock repurchases under this program was approximately $5.2 billion with no termination date.
Our stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 27, 2024	117	$49.45	$5,764
July 29, 2023	88	$48.49	$4,271
July 30, 2022	146	$52.82	$7,734
There were $25 million, $48 million and $70 million in stock repurchases that were pending settlement as of July 27, 2024, July 29, 2023 and July 30, 2022, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)Dividends Declared
On August 14, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on October 23, 2024, to all stockholders of record as of the close of business on October 2, 2024. Future dividends will be subject to the approval of our Board of Directors.
(c)Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of July 27, 2024, we have not issued any shares of preferred stock.

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
The 2005 Plan provides for the granting of stock options, stock grants, stock units and stock appreciation rights (SARs), the vesting of which may be time-based or upon satisfaction of performance goals, or both, and/or other conditions. Time-based and performance-based RSUs generally vest over three years with certain awards containing retirement eligible provisions. Employees (including employee directors and executive officers) and consultants of Cisco and its subsidiaries and affiliates and non-employee directors of Cisco are eligible to participate in the 2005 Plan. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 27, 2024, 156 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 20 million, 19 million, and 18 million shares under the Employee Stock Purchase Plan in fiscal 2024, 2023, and 2022, respectively. As of July 27, 2024, 68 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Cost of sales—product	$214	$151	$112
Cost of sales—services	300	245	199
Share-based compensation expense in cost of sales	514	396	311
Research and development	1,316	1,008	790
Sales and marketing	846	673	572
General and administrative	375	270	212
Restructuring and other charges	23	6	1
Share-based compensation expense in operating expenses	2,560	1,957	1,575
Total share-based compensation expense	$3,074	$2,353	$1,886
Income tax benefit for share-based compensation	$696	$449	$457
As of July 27, 2024, the total compensation cost related to unvested share-based awards not yet recognized was $4.6 billion, which is expected to be recognized over approximately 1.8 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 31, 2021	94	$42.93
Granted and assumed	52	50.06
Vested	(37)	42.27	$1,979
Canceled/forfeited/other	(12)	45.63
UNVESTED BALANCE AT JULY 30, 2022	97	46.67
Granted and assumed	72	42.08
Vested	(39)	46.69	$1,746
Canceled/forfeited/other	(8)	45.17
UNVESTED BALANCE AT JULY 29, 2023	122	44.04
Granted and assumed	63	48.97
Vested	(58)	43.46	$2,906
Canceled/forfeited/other	(10)	45.65
UNVESTED BALANCE AT JULY 27, 2024	117	$46.86

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(e)Valuation of Employee Share-Based Awards
Time-based restricted stock units and PRSUs that are based on our financial performance metrics or non-financial operating goals are valued using the market value of our common stock on the date of grant, discounted for the present value of expected dividends. Starting in fiscal 2023, for PRSUs granted, we included a relative total shareholder return (TSR) modifier to determine the number of shares earned at the end of the performance period. The TSR modifier is determined using a Monte Carlo simulation model. For PRSUs granted in fiscal 2022, on the date of grant, we estimated the fair value of the TSR component of the PRSUs using a Monte Carlo simulation model. The PRSUs granted during the fiscal years presented are contingent on the achievement of our financial performance metrics, our comparative market-based returns, or the achievement of financial and non-financial operating goals.
The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Number of shares granted (in millions)	60	70	50
Grant date fair value per share	$48.71	$42.13	$49.68
Weighted-average assumptions/inputs:
Expected dividend yield	3.0%	3.4%	2.9%
Range of risk-free interest rates	4.2% – 5.6%	3.7% – 5.7%	0.0% – 3.0%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Number of shares granted (in millions)	3	2	2
Grant date fair value per share	$59.31	$40.44	$59.64
Weighted-average assumptions/inputs:
Expected dividend yield	N/A	N/A	0.4%
Range of risk-free interest rates	N/A	N/A	0.0% – 0.7%
The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Weighted-average assumptions:
Expected volatility	28.3%	28.7%	27.9%
Risk-free interest rate	2.9%	2.8%	0.1%
Expected dividend	3.5%	3.6%	3.2%
Expected life (in years)	1.2	1.2	1.2
Weighted-average estimated grant date fair value per share	$11.59	$12.40	$12.90
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(f)Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $15,525 for the 2024 calendar year due to the $345,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $358 million, $342 million, and $306 million in fiscal 2024, 2023, and 2022, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2024, 2023, and 2022.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.
(g)Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2024 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2024. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $1.1 billion and $910 million as of July 27, 2024 and July 29, 2023, respectively, and was recorded primarily in other long-term liabilities.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss) are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 31, 2021	$182	$(1)	$(598)	$(417)
Other comprehensive income (loss) before reclassifications	(731)	87	(647)	(1,291)
(Gains) losses reclassified out of AOCI	(9)	(29)	2	(36)
Tax benefit (expense)	179	(13)	(44)	122
BALANCE AT JULY 30, 2022	(379)	44	(1,287)	(1,622)
Other comprehensive income (loss) before reclassifications	(113)	29	116	32
(Gains) losses reclassified out of AOCI	21	(63)	(1)	(43)
Tax benefit (expense)	31	8	19	58
BALANCE AT JULY 29, 2023	(440)	18	(1,153)	(1,575)
Other comprehensive income (loss) before reclassifications	193	128	(115)	206
(Gains) losses reclassified out of AOCI	67	(49)	(2)	16
Tax benefit (expense)	(61)	(18)	2	(77)
BALANCE AT JULY 27, 2024	$(241)	$79	$(1,268)	$(1,430)

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

18.Income Taxes
(a)Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Federal:
Current	$1,939	$3,754	$2,203
Deferred	(883)	(1,955)	(176)
	1,056	1,799	2,027
State:
Current	388	623	458
Deferred	11	(175)	(156)
	399	448	302
Foreign:
Current	559	412	313
Deferred	(100)	46	23
	459	458	336
Total	$1,914	$2,705	$2,665
Income before provision for income taxes consists of the following (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
United States	$10,790	$14,074	$13,550
International	1,444	1,244	927
Total	$12,234	$15,318	$14,477
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	2.8	2.4	1.7
Foreign income at other than U.S. rates	(0.3)	(0.1)	0.8
Tax credits	(2.4)	(0.3)	(1.6)
Foreign-derived intangible income deduction	(5.5)	(5.8)	(3.9)
Stock-based compensation	0.7	1.1	0.3
Other, net	(0.7)	(0.6)	0.1
Total	15.6%	17.7%	18.4%
On August 26, 2024, the U.S. Tax Court issued a ruling in Varian Medical Systems, Inc. v. Commissioner. The ruling related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Act (our fiscal 2018). We are currently evaluating the potential benefit of this ruling to our provision for income taxes.
During fiscal 2023, we resolved certain items with the Internal Revenue Service (IRS) related to the audit of our federal income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016. As a result of this resolution, we recognized a net benefit to the provision for income taxes of $145 million, which included a reduction of interest expense of $53 million. During fiscal 2024, we resolved all remaining items with the IRS related to the audit of our federal income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016. As a result of this resolution, we recognized a net benefit to the provision for income taxes of $55 million, which included a reduction of interest expense of $18 million.
Foreign taxes associated with the repatriation of earnings of foreign subsidiaries were not provided on a cumulative total of $6.5 billion of undistributed earnings for certain foreign subsidiaries as of the end of fiscal 2024. We intend to reinvest these

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

earnings indefinitely in such foreign subsidiaries. If these earnings were distributed in the form of dividends or otherwise, or if the shares of the relevant foreign subsidiaries were sold or otherwise transferred, we could be subject to additional income and withholding taxes. The amount of potential unrecognized deferred income tax liability related to these earnings is approximately $681 million.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Beginning balance	$2,137	$3,101	$3,106
Additions based on tax positions related to the current year	205	159	157
Additions for tax positions of prior years	256	261	74
Reductions for tax positions of prior years	(344)	(265)	(81)
Settlements	(53)	(1,063)	(69)
Lapse of statute of limitations	(45)	(56)	(86)
Ending balance	$2,156	$2,137	$3,101
As a result of the resolution of the IRS audit of our federal tax income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016, the amount of gross unrecognized tax benefits was reduced by approximately $1.1 billion in fiscal 2023 and $245 million in fiscal 2024.
As of July 27, 2024, $1.5 billion of the unrecognized tax benefits would affect the effective tax rate if realized. We recognized net interest expense of $21 million, $27 million and $33 million during fiscal 2024, 2023, and 2022, respectively. Our net penalty expense for fiscal 2024, 2023, and 2022 was not material. Our total accrual for interest and penalties was $401 million, $523 million, and $486 million as of the end of fiscal 2024, 2023, and 2022, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2016. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 2003 and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 27, 2024 could be reduced by $100 million in the next 12 months.
(b)Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 27, 2024	July 29, 2023
Deferred tax assets	$6,262	$6,576
Deferred tax liabilities	(76)	(62)
Total net deferred tax assets	$6,186	$6,514

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 27, 2024	July 29, 2023
ASSETS
Allowance for accounts receivable and returns	$94	$81
Sales-type and direct-financing leases	23	22
Inventory write-downs and capitalization	530	452
Deferred foreign income	277	218
IPR&D and purchased intangible assets	1,039	1,082
Depreciation	184	16
Deferred revenue	2,034	1,801
Credits and net operating loss carryforwards	1,863	1,218
Share-based compensation expense	297	198
Accrued compensation	275	328
Lease liabilities	308	246
Capitalized research expenditures	3,030	2,042
Other	442	484
Gross deferred tax assets	10,396	8,188
Valuation allowance	(1,024)	(754)
Total deferred tax assets	9,372	7,434
LIABILITIES
Goodwill and purchased intangible assets	(2,808)	(602)
ROU lease assets	(259)	(234)
Other	(119)	(84)
Total deferred tax liabilities	(3,186)	(920)
Total net deferred tax assets	$6,186	$6,514
The changes in the valuation allowance for deferred tax assets are summarized as follows (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022
Balance at beginning of fiscal year	$754	$834	$771
Additions	148	35	84
Additions from Splunk	147	—	—
Deductions	(4)	(18)	(10)
Write-offs	(20)	(93)	(12)
Foreign exchange and other	(1)	(4)	1
Balance at end of fiscal year	$1,024	$754	$834
As of July 27, 2024, our federal, state, and foreign net operating loss carryforwards before valuation allowance for income tax purposes were $1.4 billion, $1.9 billion, and $531 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state, and foreign net operating loss carryforwards will begin to expire in fiscal 2025. We have provided a valuation allowance of $86 million and $10 million for deferred tax assets related to foreign and state net operating losses respectively that are not expected to be realized.
As of July 27, 2024, our federal, state, and foreign tax credit carryforwards for income tax purposes before valuation allowance were approximately $309 million, $1.9 billion, and $11 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2026. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $878 million for deferred tax assets related to state and foreign tax credits carryforwards that are not expected to be realized.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Summarized financial information by segment for fiscal 2024, 2023, and 2022, based on our internal management system and as utilized by our Chief Operating Decision Maker (CODM), is as follows (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Revenue:
Americas	$31,971	$33,447	$29,814
EMEA	14,117	15,135	13,715
APJC	7,716	8,417	8,027
Total	$53,803	$56,998	$51,557
Gross margin:
Americas	$21,372	$21,350	$19,117
EMEA	9,755	10,016	8,969
APJC	5,187	5,424	5,241
Segment total	36,312	36,788	33,326
Unallocated corporate items	(1,484)	(1,035)	(1,078)
Total	$34,828	$35,753	$32,248
Amounts may not sum due to rounding.
Revenue in the United States was $28.7 billion, $29.9 billion, and $26.7 billion for fiscal 2024, 2023, and 2022, respectively.
(b)Revenue for Groups of Similar Products and Services
We design and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use. Effective fiscal 2024, we began reporting our product and services revenue in the following categories: Networking, Security, Collaboration, Observability, and Services and conformed our product revenue for prior years to the current year presentation.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Revenue:
Networking	$29,229	$34,570	$29,265
Security	5,075	3,859	3,699
Collaboration	4,113	4,052	4,472
Observability	837	661	581
Total Product	39,253	43,142	38,018
Services	14,550	13,856	13,539
Total	$53,803	$56,998	$51,557
Amounts may not sum due to rounding.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(c)Additional Segment Information
No single customer accounted for 10% or more of revenue in fiscal 2024, 2023, and 2022.
The majority of our assets as of July 27, 2024 and July 29, 2023 were attributable to our U.S. operations. Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease right-of-use assets information for geographic areas (in millions):

	July 27, 2024	July 29, 2023	July 30, 2022
Long-lived assets:
United States	$2,253	$2,113	$2,004
International	903	943	997
Total	$3,156	$3,056	$3,001

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 27, 2024	July 29, 2023	July 30, 2022
Net income	$10,320	$12,613	$11,812
Weighted-average shares—basic	4,043	4,093	4,170
Effect of dilutive potential common shares	19	12	22
Weighted-average shares—diluted	4,062	4,105	4,192
Net income per share—basic	$2.55	$3.08	$2.83
Net income per share—diluted	$2.54	$3.07	$2.82
Antidilutive employee share-based awards, excluded	82	86	70

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting and the report of our independent registered public accounting firm on our internal control over financial reporting are set forth, respectively, on page 57 under the caption “Management’s Report on Internal Control Over Financial Reporting” and on page 54 of this report.
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
In accordance with guidance issued by the Securities and Exchange Commission staff, companies are permitted to exclude acquisitions from their assessment of internal control over financial reporting for a period not to exceed one year from the date of the acquisition. Management’s assessment of the effectiveness of our internal control over financial reporting as of July 27, 2024 did not include the internal controls of Splunk, which we acquired on March 18, 2024. We have included the financial results of Splunk in our Consolidated Financial Statements since the date of acquisition. Total assets and total revenues of Splunk represented approximately 3 percent of each of our total consolidated assets and total consolidated revenue as of and for the year ended July 27, 2024.

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
During the fourth quarter of fiscal 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing transactions in our securities by our directors, employees, contractors, consultants and other personnel providing services to Cisco, as well as by Cisco itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and The Nasdaq Stock Market listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy attached hereto as Exhibit 19.1.
The additional information required by this item is included in our Proxy Statement related to the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after July 27, 2024 (the “Proxy Statement”) and is incorporated herein by reference.

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
(a)1.    Financial Statements
See the “Index to Consolidated Financial Statements” on page 53 of this report.

2.Financial Statement Schedule
All financial statement schedules have been omitted, since the required information is not applicable or is shown in the financial statements or notes herein.

3.Exhibits
See the “Index to Exhibits” beginning on page 106 of this report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 20, 2023, by and among Cisco Systems, Inc., Spirit Merger Corp. and Splunk Inc.	8-K	001-39940	2.1	9/21/2023
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	001-39940	3.2	3/10/2023
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.5	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.6	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
4.7	Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-39940	4.1	2/26/2024
4.8	First Supplemental Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, for 4.900% Senior Notes due 2026, 4.800% Senior Notes due 2027, 4.850% Senior Notes due 2029, 4.950% Senior Notes due 2031, 5.050% Senior Notes due 2034, 5.300% Senior Notes due 2054 and 5.350% Senior Notes due 2064	8-K	001-39940	4.2	2/26/2024
4.9	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.10	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.11	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.12	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016
4.13	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.14	Description of Registrant’s Securities	10-K	001-39940	4.13	9/9/2021
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.7	2/16/2021

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.3	11/22/2022
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021
10.6†	Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-39940	10.1	2/8/2024
10.7*	Letter Agreement, dated May 15, 2024, between Cisco and Gary Steele	8-K	001-39940	10.1	5/15/2024
10.8*	Separation Agreement and General Release, by and between Cisco Systems, Inc. and Maria Martinez	10-Q	001-39940	10.2	5/21/2024
10.9*	Separation Agreement and General Release, by and between Cisco Systems, Inc. and Jeff Sharritts	8-K	001-39940	10.1	7/19/2024
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 108 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
97.1	Compensation Recovery Policy					X
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Cisco agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 5, 2024	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chair and Chief Executive Officer	September 5, 2024
Charles H. Robbins	(Principal Executive Officer)

/S/ R. SCOTT HERREN	Executive Vice President and Chief Financial Officer	September 5, 2024
R. Scott Herren	(Principal Financial Officer)

/S/ M. VICTORIA WONG	Senior Vice President and Chief Accounting Officer	September 5, 2024
M. Victoria Wong	(Principal Accounting Officer)

Signature	Title	Date

/S/ WESLEY G. BUSH	Director	September 5, 2024
Wesley G. Bush

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 5, 2024
Michael D. Capellas

/S/ MARK GARRETT	Director	September 5, 2024
Mark Garrett

/S/ JOHN D. HARRIS II	Director	September 5, 2024
John D. Harris II

/S/ KRISTINA M. JOHNSON	Director	September 5, 2024
Dr. Kristina M. Johnson

/S/ SARAH RAE MURPHY	Director	September 5, 2024
Sarah Rae Murphy

/S/ DANIEL H. SCHULMAN	Director	September 5, 2024
Daniel H. Schulman

/S/ EKTA SINGH-BUSHELL	Director	September 5, 2024
Ekta Singh-Bushell

/S/ MARIANNA TESSEL	Director	September 5, 2024
Marianna Tessel