Form 10-Q
period 2024-10-26
CISCO SYSTEMS, INC.
filed 2024-11-19
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 26, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 14, 2024: 3,982,758,260
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 26, 2024

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 26, 2024	July 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$9,065	$7,508
Investments	9,606	10,346
Accounts receivable, net of allowance of $78 at October 26, 2024 and $87 at July 27, 2024	4,457	6,685
Inventories	3,143	3,373
Financing receivables, net	3,123	3,338
Other current assets	6,358	5,612
Total current assets	35,752	36,862
Property and equipment, net	2,082	2,090
Financing receivables, net	3,411	3,376
Goodwill	58,774	58,660
Purchased intangible assets, net	10,744	11,219
Deferred tax assets	6,514	6,262
Other assets	6,056	5,944
TOTAL ASSETS	$123,333	$124,413
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$12,364	$11,341
Accounts payable	1,996	2,304
Income taxes payable	2,096	1,439
Accrued compensation	2,861	3,608
Deferred revenue	15,615	16,249
Other current liabilities	5,610	5,643
Total current liabilities	40,542	40,584
Long-term debt	19,623	19,621
Income taxes payable	3,367	3,985
Deferred revenue	11,887	12,226
Other long-term liabilities	2,637	2,540
Total liabilities	78,056	78,956
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,974 and 4,007 shares issued and outstanding at October 26, 2024 and July 27, 2024, respectively	45,991	45,800
Retained earnings	662	1,087
Accumulated other comprehensive loss	(1,376)	(1,430)
Total equity	45,277	45,457
TOTAL LIABILITIES AND EQUITY	$123,333	$124,413
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 26, 2024	October 28, 2023
REVENUE:
Product	$10,114	$11,139
Services	3,727	3,529
Total revenue	13,841	14,668
COST OF SALES:
Product	3,526	3,957
Services	1,194	1,154
Total cost of sales	4,720	5,111
GROSS MARGIN	9,121	9,557
OPERATING EXPENSES:
Research and development	2,286	1,913
Sales and marketing	2,752	2,506
General and administrative	795	672
Amortization of purchased intangible assets	265	67
Restructuring and other charges	665	123
Total operating expenses	6,763	5,281
OPERATING INCOME	2,358	4,276
Interest income	286	360
Interest expense	(418)	(111)
Other income (loss), net	41	(83)
Interest and other income (loss), net	(91)	166
INCOME BEFORE PROVISION FOR INCOME TAXES	2,267	4,442
Provision for (benefit from) income taxes	(444)	804
NET INCOME	$2,711	$3,638

Net income per share:
Basic	$0.68	$0.90
Diluted	$0.68	$0.89
Shares used in per-share calculation:
Basic	3,990	4,057
Diluted	4,013	4,087

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 26, 2024	October 28, 2023
Net income	$2,711	$3,638
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(17) and $40 for the first quarter of fiscal 2025 and 2024, respectively	54	(130)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(6) and $(4) for the first quarter of fiscal 2025 and 2024, respectively	19	16
	73	(114)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(2) and $(9) for the first quarter of fiscal 2025 and 2024, respectively	7	29
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 and $3 for the first quarter of fiscal 2025 and 2024, respectively	(7)	(9)
	—	20
Net change in cumulative translation adjustment and actuarial gains and losses net, of tax benefit (expense) of $0 and $1 for the first quarter of fiscal 2025 and 2024, respectively	(19)	(356)
Other comprehensive income (loss)	54	(450)
Comprehensive income	$2,765	$3,188
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 26, 2024	October 28, 2023
Cash flows from operating activities:
Net income	$2,711	$3,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	789	401
Share-based compensation expense	827	661
Provision (benefit) for receivables	(1)	4
Deferred income taxes	(281)	(513)
(Gains) losses on divestitures, investments and other, net	(60)	89
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	2,227	979
Inventories	229	307
Financing receivables	173	25
Other assets	(190)	(290)
Accounts payable	(269)	(235)
Income taxes, net	(806)	(1,773)
Accrued compensation	(754)	(908)
Deferred revenue	(971)	259
Other liabilities	37	(273)
Net cash provided by operating activities	3,661	2,371
Cash flows from investing activities:
Purchases of investments	(1,775)	(1,850)
Proceeds from sales of investments	1,490	1,280
Proceeds from maturities of investments	1,164	2,497
Acquisitions, net of cash and cash equivalents acquired and divestitures	(217)	(876)
Purchases of investments in privately held companies	(42)	(13)
Return of investments in privately held companies	77	47
Acquisition of property and equipment	(217)	(134)
Other	(1)	1
Net cash provided by investing activities	479	952
Cash flows from financing activities:
Repurchases of common stock—repurchase program	(2,003)	(1,300)
Shares repurchased for tax withholdings on vesting of restricted stock units	(165)	(153)
Short-term borrowings, original maturities of 90 days or less, net	68	—
Issuances of debt	5,732	—
Repayments of debt	(4,821)	(750)
Dividends paid	(1,592)	(1,580)
Other	(3)	(17)
Net cash used in financing activities	(2,784)	(3,800)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	10	(45)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	1,366	(522)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,842	11,627
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$10,208	$11,105

Supplemental cash flow information:
Cash paid for interest	$545	$128
Cash paid for income taxes, net	$643	$3,090

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 26, 2024	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			2,711		2,711
Other comprehensive income (loss)				54	54
Issuance of common stock	11	—			—
Repurchase of common stock	(40)	(462)	(1,541)		(2,003)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(4)	(174)			(174)
Cash dividends declared ($0.40 per common share)			(1,592)		(1,592)
Share-based compensation		827			827
Other		—	(3)		(3)
Balance at October 26, 2024	3,974	$45,991	$662	$(1,376)	$45,277

Three Months Ended October 28, 2023	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			3,638		3,638
Other comprehensive income (loss)				(450)	(450)
Issuance of common stock	9	—			—
Repurchase of common stock	(23)	(249)	(1,003)		(1,252)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(3)	(156)			(156)
Cash dividends declared ($0.39 per common share)			(1,580)		(1,580)
Share-based compensation		661			661
Other		1	(5)		(4)
Balance at October 28, 2023	4,049	$44,546	$2,689	$(2,025)	$45,210

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2025 and fiscal 2024 are each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 26, 2024 and for the first quarter of fiscal 2025 and 2024, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2024 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of October 26, 2024, the results of operations, the statements of comprehensive income, the statements of cash flows and the statements of equity for the first quarter of fiscal 2025 and 2024, as applicable, have been made. The results of operations for the first quarter of fiscal 2025 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
Disaggregation of Income Statement Expenses In November 2024, the FASB issued an accounting standard update expanding the disclosure requirements about specific expense categories, primarily through disaggregated information on income statement line items. The accounting standard update will be effective for our fiscal 2028 Form 10-K, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of October 26, 2024 and July 27, 2024 was $42 million and $37 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended
	October 26, 2024	October 28, 2023
Product revenue:
Networking	$6,753	$8,822
Security	2,017	1,010
Collaboration	1,085	1,117
Observability	258	190
Total Product	10,114	11,139
Services	3,727	3,529
Total	$13,841	$14,668
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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Product	$4,419	$3,207
Services	3,425	3,254
Total	$7,844	$6,461
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $4.5 billion as of October 26, 2024 compared to $6.7 billion as of July 27, 2024, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Allowance for credit loss at beginning of period	$87	$85
Provisions (benefits)	—	2
Recoveries (write-offs), net	(9)	(5)
Allowance for credit loss at end of period	$78	$82
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	October 26, 2024	July 27, 2024
1 to 4	$1,244	$1,266
5 to 6	1,599	1,456
7 and Higher	71	72
Total	$2,914	$2,794
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $2.9 billion as of October 26, 2024 and $2.7 billion as of July 27, 2024, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $27.5 billion as of October 26, 2024 compared to $28.5 billion as of July 27, 2024. We recognized approximately $5.3 billion of revenue during the first quarter of fiscal 2025 that was included in the deferred revenue balance at July 27, 2024.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the period of benefit. Capitalized contract acquisition costs were $1.4 billion and $1.3 billion as of October 26, 2024 and July 27, 2024, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $208 million and $158 million for the first quarter of fiscal 2025 and fiscal 2024, respectively, and was included in sales and marketing expenses.

4.Acquisitions
A summary of the allocation of the total purchase consideration of our completed acquisitions during the first quarter of fiscal 2025 is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$225	$(14)	$105	$134
The total purchase consideration related to our acquisitions completed during the first quarter of fiscal 2025 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $13 million. Total transaction costs related to acquisition activities were $9 million and $31 million for the first quarter of fiscal 2025 and 2024, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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
The goodwill generated from these acquisitions completed during the first quarter of fiscal 2025 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first quarter of fiscal 2025 have not been presented because the effects of the acquisitions were not material to our financial results.
Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Compensation expense related to acquisitions	$297	$49
As of October 26, 2024, we estimated that future cash compensation expense of up to $1.3 billion may be required to be recognized pursuant to applicable acquisition agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 26, 2024 and during the first quarter of fiscal 2025 (in millions):

	Balance at July 27, 2024	Acquisitions, net of Divestitures	Foreign Currency Translation and Other	Balance at October 26, 2024
Americas	$36,169	$86	$(11)	$36,244
EMEA	14,283	32	(4)	14,311
APJC	8,208	14	(3)	8,219
Total	$58,660	$132	$(18)	$58,774
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2025 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	TECHNOLOGY		CUSTOMER RELATED		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	4.0	$93	4.0	$12	—	$—	$—	$105
The following tables present details of our purchased intangible assets (in millions):

October 26, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,856	$(1,081)	$5,775
Technology	6,658	(2,206)	4,452
Trade name	551	(60)	491
Total purchased intangible assets with finite lives	14,065	(3,347)	10,718
In-process research and development, with indefinite lives	26	—	26
Total	$14,091	$(3,347)	$10,744

July 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,844	$(829)	$6,015
Technology	6,680	(2,006)	4,674
Trade name	553	(49)	504
Total purchased intangible assets with finite lives	14,077	(2,884)	11,193
In-process research and development, with indefinite lives	26	—	26
Total	$14,103	$(2,884)	$11,219
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Amortization of purchased intangible assets:
Cost of sales	$325	$186
Operating expenses	265	67
Total	$590	$253
The estimated future amortization expense of purchased intangible assets with finite lives as of October 26, 2024 is as follows (in millions):

Fiscal Year	Amount
2025 (remaining nine months)	$1,571
2026	$1,818
2027	$1,474
2028	$1,393
2029	$1,271
Thereafter	$3,191

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business, of which approximately 7% of our global workforce would be impacted with estimated pre-tax charges of up to $1 billion. In connection with the Fiscal 2025 Plan, we incurred charges of $665 million in the first quarter of fiscal 2025. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect the Fiscal 2025 Plan to be substantially completed by the end of fiscal 2025.
In fiscal 2024, we initiated a restructuring plan (the “Fiscal 2024 Plan”), in order to realign the organization and enable further investment in key priority areas. We completed the Fiscal 2024 Plan and incurred cumulative charges of $654 million. These aggregate pretax charges were primarily cash-based and consisted of severance and other one-time termination benefits, real estate-related charges, and other costs.
The following table summarizes the activities related to our restructuring liability, which were included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN		FISCAL 2024 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2024	$—	$—	$201	$9	$210
Charges	643	22	—	—	665
Cash payments	(116)	(1)	(51)	(2)	(170)
Non-cash items	(1)	(20)	—	—	(21)
Liability as of October 26, 2024	$526	$1	$150	$7	$684

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	October 26, 2024	July 27, 2024
Cash and cash equivalents	$9,065	$7,508
Restricted cash and restricted cash equivalents included in other current assets	763	765
Restricted cash and restricted cash equivalents included in other assets	380	569
Total	$10,208	$8,842
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	October 26, 2024	July 27, 2024
Raw materials	$1,885	$2,039
Work in process	100	83
Finished goods	945	1,027
Service-related spares	207	216
Demonstration systems	6	8
Total	$3,143	$3,373
Property and Equipment, Net

	October 26, 2024	July 27, 2024
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,267	$4,247
Production, engineering, computer and other equipment and related software	5,135	5,160
Operating lease assets	88	115
Furniture, fixtures and other	356	351
Total gross property and equipment	9,846	9,873
Less: accumulated depreciation and amortization	(7,764)	(7,783)
Total	$2,082	$2,090

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	October 26, 2024	July 27, 2024
Product	$19,882	$20,055
Services	20,108	20,993
Total	$39,990	$41,048

Short-term RPO	$20,310	$20,882
Long-term RPO	19,680	20,166
Total	$39,990	$41,048

Amount to be recognized as revenue over the next 12 months	51%	51%

Deferred revenue	$27,502	$28,475
Unbilled contract revenue	12,488	12,573
Total	$39,990	$41,048
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	October 26, 2024	July 27, 2024
Product	$12,941	$13,219
Services	14,561	15,256
Total	$27,502	$28,475
Reported as:
Current	$15,615	$16,249
Noncurrent	11,887	12,226
Total	$27,502	$28,475
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	October 26, 2024	July 27, 2024
Current	$1,819	$1,819
Noncurrent	1,595	2,273
Total	$3,414	$4,092
Our noncurrent transition tax payable has been reduced to reflect the transition tax benefit of the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. See Note 18.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	October 26, 2024	July 27, 2024
Operating lease right-of-use assets	Other assets	$1,092	1,066

Operating lease liabilities	Other current liabilities	$357	$364
Operating lease liabilities	Other long-term liabilities	938	906
Total operating lease liabilities		$1,295	$1,270
The components of our lease expenses were as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Operating lease expense	$114	$100
Short-term lease expense	18	11
Variable lease expense	46	56
Total lease expense	$178	$167
Supplemental information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$114	$88
Right-of-use assets obtained in exchange for operating leases liabilities	$127	$126
The weighted-average lease term was 4.9 years as of each of October 26, 2024 and July 27, 2024. The weighted-average discount rate was 4.0% as of each of October 26, 2024 and July 27, 2024.
The maturities of our operating leases (undiscounted) as of October 26, 2024 are as follows (in millions):

Fiscal Year	Amount
2025 (remaining nine months)	$319
2026	323
2027	235
2028	161
2029	128
Thereafter	285
Total lease payments	1,451
Less: interest	(156)
Total	$1,295
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $17 million and $14 million for the first quarter of fiscal 2025 and 2024, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of October 26, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining nine months)	$285
2026	409
2027	128
2028	78
2029	73
Thereafter	83
Total	1,056
Less: Present value of lease payments	(949)
Unearned income	$107
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	October 26, 2024	July 27, 2024
Operating lease assets	$88	$115
Accumulated depreciation	(48)	(61)
Operating lease assets, net	$40	$54
Our operating lease income was $11 million and $16 million for the first quarter of fiscal 2025 and 2024, respectively, and was included in product revenue in the Consolidated Statements of Operations.
Minimum future rentals on noncancelable operating leases as of October 26, 2024 are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining nine months)	$13
2026	12
2027	3
Total	$28

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

October 26, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,583	$1,056	$6,639
Residual value	—	66	66
Unearned income	—	(107)	(107)
Allowance for credit loss	(49)	(15)	(64)
Total, net	$5,534	$1,000	$6,534
Reported as:
Current	$2,785	$338	$3,123
Noncurrent	2,749	662	3,411
Total, net	$5,534	$1,000	$6,534

July 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,858	$965	$6,823
Residual value	—	67	67
Unearned income	—	(111)	(111)
Allowance for credit loss	(50)	(15)	(65)
Total, net	$5,808	$906	$6,714
Reported as:
Current	$3,071	$267	$3,338
Noncurrent	2,737	639	3,376
Total, net	$5,808	$906	$6,714
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

October 26, 2024		Fiscal Year				Three Months Ended
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	October 26, 2024	Total
Loan Receivables:
1 to 4	$53	$256	$449	$736	$1,613	$504	$3,611
5 to 6	20	65	107	360	939	404	1,895
7 and Higher	4	5	58	8	2	—	77
Total Loan Receivables	$77	$326	$614	$1,104	$2,554	$908	$5,583
Lease Receivables:
1 to 4	$7	$34	$50	$195	$276	$63	$625
5 to 6	6	16	36	99	126	28	311
7 and Higher	—	1	2	4	6	—	13
Total Lease Receivables	$13	$51	$88	$298	$408	$91	$949
Total	$90	$377	$702	$1,402	$2,962	$999	$6,532

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 27, 2024		Fiscal Year
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	Total
Loan Receivables:
1 to 4	$2	$78	$341	$555	$945	$1,803	$3,724
5 to 6	2	29	127	130	426	1,314	2,028
7 and Higher	3	1	10	74	14	4	106
Total Loan Receivables	$7	$108	$478	$759	$1,385	$3,121	$5,858
Lease Receivables:
1 to 4	$1	$8	$38	$46	$176	$341	$610
5 to 6	1	11	22	44	129	21	228
7 and Higher	—	—	1	3	4	8	16
Total Lease Receivables	$2	$19	$61	$93	$309	$370	$854
Total	$9	$127	$539	$852	$1,694	$3,491	$6,712
The following tables present the aging analysis of gross receivables as of October 26, 2024 and July 27, 2024 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 26, 2024	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$21	$30	$32	$83	$5,500	$5,583	$7	$7	$7
Lease receivables	21	5	5	31	918	949	4	—	—
Total	$42	$35	$37	$114	$6,418	$6,532	$11	$7	$7

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2024	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$34	$17	$35	$86	$5,772	$5,858	$14	$7	$7
Lease receivables	14	4	5	23	831	854	1	—	—
Total	$48	$21	$40	$109	$6,603	$6,712	$15	$7	$7
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended October 26, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(1)	—	(1)
Allowance for credit loss as of October 26, 2024	$49	$15	$64

Three Months Ended October 28, 2023	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	5	(3)	2
Allowance for credit loss as of October 28, 2023	$58	$16	$74

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 26, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,390	$2	$(24)	$2,368
U.S. government agency securities	154	—	(1)	153
Non-U.S. government and agency securities	388	1	—	389
Corporate debt securities	3,610	9	(107)	3,512
U.S. agency mortgage-backed securities	1,038	—	(133)	905
Commercial paper	1,193	—	—	1,193
Certificates of deposit	674	—	—	674
Total	$9,447	$12	$(265)	$9,194

July 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,380	$1	$(28)	$2,353
U.S. government agency securities	223	—	(2)	221
Non-U.S. government and agency securities	370	1	—	371
Corporate debt securities	3,818	5	(146)	3,677
U.S. agency mortgage-backed securities	1,959	—	(178)	1,781
Commercial paper	1,023	—	—	1,023
Certificates of deposit	439	—	—	439
Total	$10,212	$7	$(354)	$9,865
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Gross realized gains	$8	$—
Gross realized losses	(33)	(20)
Total	$(25)	$(20)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 26, 2024 and July 27, 2024 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 26, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,134	$(11)	$634	$(13)	$1,768	$(24)
U.S. government agency securities	37	—	60	(1)	97	(1)
Non-U.S. government and agency securities	26	—	—	—	26	—
Corporate debt securities	221	(1)	2,402	(76)	2,623	(77)
U.S. agency mortgage-backed securities	7	—	896	(133)	903	(133)
Commercial paper	10	—	—	—	10	—
Total	$1,435	$(12)	$3,992	$(223)	$5,427	$(235)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$598	$(2)	$1,399	$(26)	$1,997	$(28)
U.S. government agency securities	89	—	109	(2)	198	(2)
Non-U.S. government and agency securities	17	—	—	—	17	—
Corporate debt securities	276	(1)	2,818	(115)	3,094	(116)
U.S. agency mortgage-backed securities	238	(1)	1,438	(177)	1,676	(178)
Commercial paper	10	—	—	—	10	—
Total	$1,228	$(4)	$5,764	$(320)	$6,992	$(324)
The following table summarizes the maturities of our available-for-sale debt investments as of October 26, 2024 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$4,045	$4,012
After 1 year through 5 years	4,364	4,277
Mortgage-backed securities with no single maturity	1,038	905
Total	$9,447	$9,194
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Summary of Equity Investments
We held marketable equity securities of $412 million and $481 million as of October 26, 2024 and July 27, 2024, respectively. We recognized a net unrealized gain of $25 million and a net unrealized loss of $42 million during the first quarter of fiscal 2025 and 2024, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $8 million for the first quarter of fiscal 2025. These adjustments were not material for the first quarter of 2024. We held equity interests in certain private equity funds of $0.8 billion as of each of October 26, 2024 and July 27, 2024, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of October 26, 2024, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.8 billion as of each of October 26, 2024 and July 27, 2024. Of the total carrying value of our investments in privately held companies as of October 26, 2024, $0.8 billion of such investments are considered to be in variable interest entities which are not required to be consolidated. As of October 26, 2024, we have total funding commitments of $0.3 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 26, 2024			JULY 27, 2024
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,871	$—	$5,871	$3,334	$—	$3,334
Commercial paper	—	112	112	—	468	468
Corporate debt securities	—	18	18	—	25	25
Certificates of deposit	—	—	—	—	14	14
Available-for-sale debt investments:
U.S. government securities	—	2,368	2,368	—	2,353	2,353
U.S. government agency securities	—	153	153	—	221	221
Non-U.S. government and agency securities	—	389	389	—	371	371
Corporate debt securities	—	3,512	3,512	—	3,677	3,677
U.S. agency mortgage-backed securities	—	905	905	—	1,781	1,781
Commercial paper	—	1,193	1,193	—	1,023	1,023
Certificates of deposit	—	674	674	—	439	439
Equity investments:
Marketable equity securities	412	—	412	481	—	481
Other current assets:
Money market funds	750	—	750	750	—	750
Other assets:
Money market funds	375	—	375	563	—	563
Derivative assets	—	61	61	—	64	64
Total	$7,408	$9,385	$16,793	$5,128	$10,436	$15,564
Liabilities:
Derivative liabilities	$—	$72	$72	$—	$74	$74
Total	$—	$72	$72	$—	$74	$74
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of each of October 26, 2024 and July 27, 2024 was $2.7 billion. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of October 26, 2024, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 26, 2024, the fair value of our senior notes was $20.6 billion with a carrying amount of $20.1 billion. This compares to a fair value of $20.4 billion and a carrying amount of $20.1 billion as of July 27, 2024. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 26, 2024		July 27, 2024
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior notes	$493	6.17%	$488	6.66%
Commercial paper	11,870	5.19%	10,853	5.43%
Current portion of other debt	1	1.13%	—	—
Total	$12,364		$11,341
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 26, 2024		July 27, 2024
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$500	6.17%	$500	6.66%
4.90%	February 26, 2026	1,000	5.00%	1,000	5.00%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		3	1.13%	3	1.13%
Total		20,253		20,253
Unaccreted discount/issuance costs		(129)		(133)
Hedge accounting fair value adjustments		(7)		(11)
Total		$20,117		$20,109

Reported as:
Current portion of long-term debt		$494		$488
Long-term debt		19,623		19,621
Total		$20,117		$20,109
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 26, 2024, we were in compliance with all debt covenants.
As of October 26, 2024, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining nine months)	$500
2026	1,751
2027	3,502
2028	—
2029	2,500
Thereafter	12,000
Total	$20,253

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of October 26, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 26, 2024	July 27, 2024	Balance Sheet Line Item	October 26, 2024	July 27, 2024
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$45	$47	Other current liabilities	$—	$1
Foreign currency derivatives	Other assets	14	15	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	2	—	Other current liabilities	8	11
Total		61	62		8	12
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	—	2	Other current liabilities	50	47
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	14	15
Total		—	2		64	62
Total		$61	$64		$72	$74
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	October 26, 2024	July 27, 2024	October 26, 2024	July 27, 2024
Short-term debt	$(493)	$(488)	$7	$11

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Interest rate derivatives:
Hedged items	$(4)	$(9)
Derivatives designated as hedging instruments	4	9
Total	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 26, 2024	October 28, 2023
Foreign currency derivatives	Other income (loss), net	$(32)	$(130)
Total return swaps—deferred compensation	Operating expenses and other	22	(77)
Equity derivatives	Other income (loss), net	—	2
Total		$(10)	$(205)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 26, 2024	July 27, 2024
Foreign currency derivatives	$7,535	$7,434
Interest rate derivatives	950	500
Total return swaps—deferred compensation	1,032	985
Total	$9,517	$8,919
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $7 million and $11 million as of October 26, 2024 and July 27, 2024, respectively.
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
We periodically enter into treasury lock agreements, designated as cash flow hedges, in order to hedge the impact of changes in the U.S. benchmark interest rate on future interest payments in anticipation of future debt offerings. Changes in the fair value of treasury lock agreements are recorded to AOCI and reclassified into earnings when the hedged exposure affects earnings.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 26, 2024	July 27, 2024
Less than 1 year	$4,309	$3,952
1 to 3 years	886	1,085
3 to 5 years	126	121
Total	$5,321	$5,158
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 26, 2024 and July 27, 2024, the liability for these purchase commitments was $439 million and $498 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.3 billion and $0.2 billion as of October 26, 2024 and July 27, 2024, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Balance at beginning of period	$362	$329
Provisions for warranties issued	105	98
Adjustments for pre-existing warranties	1	3
Settlements	(111)	(100)
Balance at end of period	$357	$330
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.0 billion and $8.2 billion for the first quarter of fiscal 2025 and 2024, respectively. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.2 billion as of October 26, 2024 and July 27, 2024, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at October 26, 2024 and July 27, 2024, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 26, 2024	July 27, 2024
Maximum potential future payments	$123	$127
Deferred revenue	(12)	(13)
Total	$111	$114
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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $142 million for the alleged evasion of import and other taxes, $839 million for interest, and $323 million for various penalties, all determined using an exchange rate as of October 26, 2024.
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
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. After two bench trials and various administrative actions and appeals, we have been found either to not have infringed any of the patents or the patents have been invalidated. Centripetal has appealed one of the invalidity decisions and the non-infringement judgment of the District Court, and both of those proceedings are ongoing.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement. We have filed our response and defenses to the complaint and we anticipate that on December 5, 2024, the Court will set a schedule for the remainder of the proceedings.
Due to uncertainty surrounding patent litigation processes in the U.S. and Europe, we are unable to reasonably estimate the ultimate outcome of the litigations at this time. If we do not prevail in these litigations, we believe that any damages ultimately assessed would not have a material effect on our Consolidated Financial Statements.
Ramot On June 12, 2019 and on February 26, 2021, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against Cisco and Acacia in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) and in the District of Delaware (“D. Del.”), respectively. Ramot is seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain optical transceiver modules and line cards infringe three patents. We challenged the validity of the patents in the U.S. Patent and Trademark Office (“PTO”) and the pending District Court cases have been stayed. On September 28, 2021 and May 24, 2022, Cisco and Acacia filed two declaratory judgment actions of noninfringement against Ramot in D. Del on other Ramot patents and those proceedings are ongoing. The Court set trial in the D. Del. cases for November 3, 2025.
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
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager infringes three patents. Egenera sought damages, including enhanced damages, and an injunction. Two of the asserted patents were dismissed, leaving Egenera’s infringement claim based on one asserted patent. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. On August 15, 2022, after a jury trial for the remaining patent, the jury returned a verdict in favor of Cisco. The District Court denied Egenera’s post-trial motions, and Egenera filed an appeal to the Federal Circuit on January 13, 2023. The Federal Circuit heard oral argument on October 11, 2024 and we are awaiting the decision.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 26, 2024, the remaining authorized amount for stock repurchases under this program was approximately $3.2 billion with no termination date. The stock repurchase activity for fiscal 2025 and 2024 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2025
October 26, 2024	40	$49.56	$2,003

Fiscal 2024
July 27, 2024	43	$46.80	$2,002
April 27, 2024	26	$49.22	$1,256
January 27, 2024	25	$49.54	$1,254
October 28, 2023	23	$54.53	$1,252
There were stock repurchases of $25 million that were pending settlement as of each of October 26, 2024 and July 27, 2024.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On November 13, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on January 22, 2025, to all stockholders of record as of the close of business on January 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of October 26, 2024, we have not issued any shares of preferred stock.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of October 26, 2024, 158 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during each of the first quarter of fiscal 2025 and 2024. As of October 26, 2024, 68 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Cost of sales—product	$57	$42
Cost of sales—services	74	61
Share-based compensation expense in cost of sales	131	103
Research and development	354	274
Sales and marketing	210	186
General and administrative	115	90
Restructuring and other charges	17	8
Share-based compensation expense in operating expenses	696	558
Total share-based compensation expense	$827	$661
Income tax benefit for share-based compensation	$174	$143
As of October 26, 2024, the total compensation cost related to unvested share-based awards not yet recognized was $4.1 billion which is expected to be recognized over approximately 1.7 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 29, 2023	122	$44.04
Granted and assumed	63	48.97
Vested	(58)	43.46	$2,906
Canceled/forfeited/other	(10)	45.65
Unvested balance at July 27, 2024	117	$46.86
Granted and assumed	7	50.94
Vested	(13)	46.03	$586
Canceled/forfeited/other	(2)	46.47
Unvested balance at October 26, 2024	109	$47.24

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first quarter of fiscal 2025 and 2024 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2024	$(241)	$79	$(1,268)	$(1,430)
Other comprehensive income (loss) before reclassifications	71	9	(19)	61
(Gains) losses reclassified out of AOCI	25	(9)	—	16
Tax benefit (expense)	(23)	—	—	(23)
Balance at October 26, 2024	$(168)	$79	$(1,287)	$(1,376)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	(170)	38	(356)	(488)
(Gains) losses reclassified out of AOCI	20	(12)	(1)	7
Tax benefit (expense)	36	(6)	1	31
Balance at October 28, 2023	$(554)	$38	$(1,509)	$(2,025)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023
Income before provision for (benefit from) income taxes	$2,267	$4,442
Provision for (benefit from) income taxes	$(444)	$804
Effective tax rate	(19.6)%	18.1%
As of October 26, 2024, we had $2.1 billion of unrecognized tax benefits, of which $1.5 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.
On August 26, 2024, the U.S. Tax Court issued an opinion in Varian Medical Systems, Inc. v. Commissioner. The opinion related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal 2018). While we were not a party to the case, the opinion resulted in a change to our tax position. As such, we recorded a tax benefit of $720 million as a reduction to the provision for income taxes in the first quarter of fiscal 2025 due to this recent U.S. Tax Court opinion.

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
Summarized financial information by segment for the first quarter of fiscal 2025 and 2024, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Revenue:
Americas	$8,252	$9,022
EMEA	3,588	3,664
APJC	2,001	1,982
Total	$13,841	$14,668
Gross margin:
Americas	$5,740	$5,968
EMEA	2,522	2,545
APJC	1,328	1,328
Segment total	9,590	9,841
Unallocated corporate items	(469)	(284)
Total	$9,121	$9,557
Amounts may not sum due to rounding.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue in the United States was $7.4 billion and $8.1 billion for the first quarter of fiscal 2025 and 2024, respectively.
(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Revenue:
Networking	$6,753	$8,822
Security	2,017	1,010
Collaboration	1,085	1,117
Observability	258	190
Total Product	10,114	11,139
Services	3,727	3,529
Total	$13,841	$14,668
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 26, 2024	October 28, 2023
Net income	$2,711	$3,638
Weighted-average shares—basic	3,990	4,057
Effect of dilutive potential common shares	23	30
Weighted-average shares—diluted	4,013	4,087
Net income per share—basic	$0.68	$0.90
Net income per share—diluted	$0.68	$0.89
Antidilutive employee share-based awards, excluded	13	16

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events and our future results that are subject to the safe harbors created under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical facts are statements that could be deemed forward-looking statements. These statements are based on current expectations, estimates, forecasts, and projections about the industries in which we operate and the beliefs and assumptions of our management. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “momentum,” “seeks,” “estimates,” “continues,” “endeavors,” “strives,” “may,” variations of such words, and similar expressions are intended to identify such forward-looking statements. In addition, any statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements. Readers are cautioned that these forward-looking statements are only predictions and are subject to risks, uncertainties, and assumptions that are difficult to predict, including those identified below under “Part II, Item 1A. Risk Factors,” and elsewhere herein. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 26, 2024	October 28, 2023	% Variance
Revenue	$13,841	$14,668	(6)%
Gross margin percentage	65.9%	65.2%	0.7	pts
Research and development	$2,286	$1,913	19%
Sales and marketing	$2,752	$2,506	10%
General and administrative	$795	$672	18%
Total research and development, sales and marketing, general and administrative	$5,833	$5,091	15%
Total as a percentage of revenue	42.1%	34.7%	7.4	pts
Restructuring and other charges included in operating expenses	$665	$123	NM
Operating income as a percentage of revenue	17.0%	29.2%	(12.2)	pts
Interest and other income (loss), net	$(91)	$166	(155)%
Income tax percentage	(19.6)%	18.1%	(37.7)	pts
Net income	$2,711	$3,638	(25)%
Net income as a percentage of revenue	19.6%	24.8%	(5.2)	pts
Earnings per share—diluted	$0.68	$0.89	(24)%
NM – Not Meaningful
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
In the first quarter of fiscal 2025, we saw improvement in product demand across the majority of our geographic segments and customer markets reflecting normalizing demand patterns. We believe our customers have largely completed the installation of products from the elevated level of product shipments seen during fiscal 2024. Total revenue decreased by 6% compared with the first quarter of fiscal 2024. Excluding Splunk, total revenue decreased 14% compared with the first quarter of fiscal 2024. Within total revenue, product revenue decreased by 9% and services revenue increased by 6%. In the first quarter of fiscal 2025, total software revenue was $5.5 billion across all product areas and services, an increase of 24%, primarily driven by the contribution of Splunk. Total subscription revenue increased 21%, primarily driven by the contribution of Splunk.
Total gross margin increased by 0.7 percentage points. Product gross margin increased by 0.6 percentage points, largely driven by benefits from Splunk, favorable product mix and productivity improvements, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 7.4 percentage points. Operating income as a percentage of revenue decreased by 12.2 percentage points primarily driven by incremental operating expenses from Splunk, higher restructuring and other charges of $665 million and higher amortization of purchased intangible assets in the first quarter of fiscal 2025. Diluted earnings per share decreased 24%, driven by a decrease of 25% in net income, partially offset by a decrease in diluted share count of 74 million shares.
In terms of our geographic segments, revenue from the Americas decreased by $0.8 billion, EMEA revenue decreased by $76 million and APJC revenue increased by $19 million. From a customer market standpoint, we experienced product revenue declines across all of our customer markets. From a product category perspective, the product revenue decrease of 9% was driven by a decline in revenue in Networking of 23% and Collaboration of 3%. This decline was partially offset by product revenue growth in Security of 100% and Observability of 36%, each driven in large part by the contribution of Splunk.
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
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2025 (in millions):

	October 26, 2024	July 27, 2024
Cash and cash equivalents and investments	$18,671	$17,854
Remaining performance obligations	$39,990	$41,048
Inventories	$3,143	$3,373
Total debt	$31,987	$30,962

	Three Months Ended
	October 26, 2024	October 28, 2023
Cash provided by operating activities	$3,661	$2,371
Repurchases of common stock—stock repurchase program	$2,003	$1,252
Dividends paid	$1,592	$1,580

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 27, 2024, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
Our provision for inventory was $207 million and $133 million for the first quarter of fiscal 2025 and 2024, respectively. The provision (benefit) from the liability related to purchase commitments with contract manufacturers and suppliers was a benefit of $6 million and a provision of $43 million for the first quarter of fiscal 2025 and 2024, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarter of fiscal 2025 and 2024.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was a benefit of 19.6% and a tax provision of 18.1% in the first quarter of fiscal 2025 and 2024, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars	Variance in Percent
Revenue:
Product	$10,114	$11,139	$(1,025)	(9)%
Percentage of revenue	73.1%	75.9%
Services	3,727	3,529	198	6%
Percentage of revenue	26.9%	24.1%
Total	$13,841	$14,668	$(827)	(6)%
Amounts may not sum and percentages may not recalculate due to rounding.
Excluding Splunk, total revenue for the first quarter of fiscal 2025 decreased by 14% as compared with the first quarter of fiscal 2024.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars	Variance in Percent
Revenue:
Americas	$8,252	$9,022	$(770)	(9)%
Percentage of revenue	59.6%	61.5%
EMEA	3,588	3,664	(76)	(2)%
Percentage of revenue	25.9%	25.0%
APJC	2,001	1,982	19	1%
Percentage of revenue	14.5%	13.5%
Total	$13,841	$14,668	$(827)	(6)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
Total revenue decreased by 6%. Product revenue decreased by 9% and services revenue increased by 6%. Our total revenue reflected declines in the Americas and EMEA segment, partially offset by growth in the APJC segment.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$6,002	$6,852	$(850)	(12)%
Percentage of product revenue	59.3%	61.5%
EMEA	2,686	2,840	(154)	(5)%
Percentage of product revenue	26.6%	25.5%
APJC	1,426	1,448	(22)	(2)%
Percentage of product revenue	14.1%	13.0%
Total	$10,114	$11,139	$(1,025)	(9)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
Americas
Product revenue in the Americas segment decreased by 12%, with declines across each of our customer markets. In the public sector customer market, we saw a decline in product demand due to delayed spending by our U.S. Federal customers. From a country perspective, product revenue decreased in the United States and Mexico by 13% and 23%, respectively, partially offset by growth in Canada and Brazil of 3% and 17%, respectively.
EMEA
Product revenue in the EMEA segment decreased by 5%, with declines across each of our customer markets. From a country perspective, product revenue decreased in the Netherlands and Switzerland by 24% and 20%, respectively, partially offset by growth in the United Kingdom and France of 12% and 6%, respectively. Product revenue in Germany was flat.
APJC
Product revenue in the APJC segment decreased by 2%, with declines across each of our customer markets. From a country perspective, product revenue decreased in India and China by 7% and 4%, respectively, partially offset by growth of 18% in each of Japan and Australia.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars	Variance in Percent
Product revenue
Networking	$6,753	$8,822	$(2,069)	(23)%
Security	2,017	1,010	1,007	100%
Collaboration	1,085	1,117	(32)	(3)%
Observability	258	190	68	36%
Total	$10,114	$11,139	$(1,025)	(9)%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
Networking
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category decreased by 23%, or $2.1 billion. Revenue declined across the portfolio as a result of product shipments returning to normalized levels during the quarter from the elevated levels of product shipments we experienced in prior quarters. Revenue declined in both campus switching and data center switching, primarily driven by declines in our Catalyst 9000 series and Nexus 9000 series offerings. We experienced a revenue decline in enterprise routing, although we saw revenue growth in our SD-WAN offerings. The decrease in wireless was primarily driven by our WiFi-6 offerings. We also saw a revenue decline in internet infrastructure.
Security
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category increased by 100%, or $1.0 billion, primarily driven by Threat Intelligence, Detection, and Response offerings, which includes the offerings from Splunk, growth in our Network Security and SASE offerings. Excluding Splunk, product revenue in the Security product category increased 2%.
Collaboration
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category decreased by 3%, or $32 million, primarily driven by declines in our On-Prem Webex Suite and Collaboration Devices offerings, partially offset by growth in our Contact Center and CPaaS offerings.
Observability
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased 36%, or $68 million, driven by our Observability Suite and growth in our Network Assurance offerings. Excluding Splunk, product revenue in the Observability product category increased 1%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$2,249	$2,171	$78	4%
Percentage of service revenue	60.3%	61.5%
EMEA	903	824	79	10%
Percentage of service revenue	24.2%	23.3%
APJC	575	534	41	8%
Percentage of service revenue	15.5%	15.2%
Total	$3,727	$3,529	$198	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue increased 6% in the first quarter of fiscal 2025 compared with the first quarter of fiscal 2024, primarily driven by Splunk and revenue growth in our software support offerings, solution support offerings, and advisory services. Services revenue increased across all of our geographic segments for the first quarter of fiscal 2025.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Gross margin:
Product	$6,588	$7,182	65.1%	64.5%
Services	2,533	2,375	68.0%	67.3%
Total	$9,121	$9,557	65.9%	65.2%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2025, as compared with the corresponding prior year periods:

Product Gross Margin Percentage
Fiscal 2024	64.5%
Productivity (1)	0.8%
Product pricing	(1.9)%
Mix of products sold	3.6%
Amortization of purchased intangible assets	(1.5)%
Others	(0.4)%
Fiscal 2025	65.1%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
Product gross margin increased by 0.6 percentage points primarily driven by benefits from Splunk, favorable product mix and productivity benefits, largely driven by an import duty benefit, partially offset by negative impacts from pricing and the amortization of purchased intangible assets primarily related to Splunk.
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
Services Gross Margin
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
Our services gross margin percentage increased by 0.7 percentage points primarily due to higher sales volume, partially offset by higher headcount-related costs, unfavorable mix of service offerings and to a lesser extent, higher delivery costs.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Gross margin:
Americas	$5,740	$5,968	69.6%	66.2%
EMEA	2,522	2,545	70.3%	69.5%
APJC	1,328	1,328	66.4%	67.0%
Segment total	9,590	9,841	69.3%	67.1%
Unallocated corporate items (1)	(469)	(284)
Total	$9,121	$9,557	65.9%	65.2%
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
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
We experienced a gross margin percentage increase in our Americas segment due to favorable product mix, positive impacts from productivity improvements and higher services gross margin, partially offset by pricing erosion.
Gross margin percentage in our EMEA segment increased primarily due to favorable product mix and higher services gross margin, partially offset by pricing erosion.
The APJC segment gross margin percentage decrease was primarily due to pricing erosion, and to a lesser extent, unfavorable product mix, partially offset by positive impacts from productivity improvements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars	Variance in Percent
Research and development	$2,286	$1,913	$373	19%
Percentage of revenue	16.5%	13.0%
Sales and marketing	2,752	2,506	246	10%
Percentage of revenue	19.9%	17.1%
General and administrative	795	672	123	18%
Percentage of revenue	5.7%	4.6%
Total	$5,833	$5,091	$742	15%
Percentage of revenue	42.1%	34.7%
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
R&D Expenses
R&D expenses increased due to incremental expenses from Splunk, higher headcount-related expenses, higher cash compensation from acquisitions, higher share-based compensation expense, and higher discretionary spending.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to incremental expenses from Splunk, higher headcount-related expenses, higher cash compensation from acquisitions and higher discretionary spending, partially offset by lower contracted services spending.
G&A Expenses
G&A expenses increased due to incremental expenses from Splunk, higher headcount-related expenses and higher acquisition-related costs, partially offset by lower contracted services spending.
Effect of Foreign Currency
In the first quarter of fiscal 2025, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $8 million, or 0.2%, compared with the first quarter of fiscal 2024.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Amortization of purchased intangible assets:
Cost of sales	$325	$186
Operating expenses	265	67
Total	$590	$253
For the first quarter of fiscal 2025, the increase in amortization of purchased intangible assets was primarily due to amortization of purchased intangibles from our recent acquisitions, including the acquisition of Splunk. The increase was partially offset by certain purchased intangible assets that became fully amortized.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. This restructuring plan is expected to impact approximately 7% of our global workforce with estimated pre-tax charges of approximately $1 billion. In connection with this restructuring plan, we incurred charges of $665 million in the first quarter of fiscal 2025. We expect this plan to be substantially completed by the end of fiscal 2025.
We expect to reinvest substantially all of the cost savings from this restructuring plan in our key growth opportunities. As a result, the overall cost savings from this restructuring plan is not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 26, 2024	October 28, 2023
Operating income	$2,358	$4,276
Operating income as a percentage of revenue	17.0%	29.2%
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
Operating income decreased by 45%, and operating income as a percentage of revenue decreased by 12.2 percentage points. These changes were primarily from a revenue decrease, incremental expenses from Splunk, higher restructuring and other charges and higher amortization of purchased intangible assets, partially offset by a gross margin percentage increase (driven by favorable product mix and productivity improvements, partially offset by pricing erosion).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars
Interest income	$286	$360	$(74)
Interest expense	(418)	(111)	(307)
Interest income (expense), net	$(132)	$249	$(381)
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
For the first quarter of fiscal 2025, the decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments. The increase in interest expense was primarily driven by the issuances of senior notes and commercial paper.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(25)	$(20)	$(5)
Marketable equity investments	24	(46)	70
Privately held investments	74	(5)	79
Net gains (losses) on investments	73	(71)	144
Other gains (losses), net	(32)	(12)	(20)
Other income (loss), net	$41	$(83)	$124

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
The change in our other income (loss), net was primarily driven by net gains on our privately held investments and marketable equity investments and unfavorable impacts from foreign exchange.
Provision for (Benefit from) Income Taxes
Three Months Ended October 26, 2024 Compared with Three Months Ended October 28, 2023
The provision for (benefit from) income taxes resulted in an effective tax rate of (19.6)% for the first quarter of fiscal 2025 compared with an effective tax rate of 18.1% for the first quarter of fiscal 2024. The decrease in the effective tax rate was primarily due to a $720 million benefit related to a U.S. Tax Court opinion issued during the quarter regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal 2018).

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 26, 2024	July 27, 2024	Increase (Decrease)
Cash and cash equivalents	$9,065	$7,508	$1,557
Available-for-sale debt investments	9,194	9,865	(671)
Marketable equity securities	412	481	(69)
Total	$18,671	$17,854	$817
The net increase in cash and cash equivalents and investments in the first quarter of fiscal 2025 was primarily driven by net cash provided by operating activities of $3.7 billion and net issuances of commercial paper of $1.0 billion. These sources of cash were partially offset by cash returned to stockholders in the form of cash dividends of $1.6 billion and repurchases of common stock of $2.0 billion, net cash paid for acquisitions and divestitures of $0.2 billion and capital expenditures of $0.2 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 26, 2024 and July 27, 2024, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 26, 2024	October 28, 2023
Net cash provided by operating activities	$3,661	$2,371
Acquisition of property and equipment	(217)	(134)
Free cash flow	$3,444	$2,237
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2025
October 26, 2024	$0.40	$1,592	40	$49.56	$2,003	$3,595

Fiscal 2024
July 27, 2024	$0.40	$1,606	43	$46.80	$2,002	$3,608
April 27, 2024	$0.40	$1,615	26	$49.22	$1,256	$2,871
January 27, 2024	$0.39	$1,583	25	$49.54	$1,254	$2,837
October 28, 2023	$0.39	$1,580	23	$54.53	$1,252	$2,832
On November 13, 2024, our Board of Directors declared a quarterly dividend of $0.40 per common share to be paid on January 22, 2025, to all stockholders of record as of the close of business on January 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $3.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	October 26, 2024	July 27, 2024	Increase (Decrease)
Accounts receivable, net	$4,457	$6,685	$(2,228)
Our accounts receivable net, as of October 26, 2024 decreased by approximately 33%, as compared with the end of fiscal 2024, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2025 compared with the fourth quarter of fiscal 2024.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	October 26, 2024	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Inventories	$3,143	$3,373	$3,644	$(230)	$(501)
Inventory purchase commitments	$5,321	$5,158	$7,253	$163	$(1,932)
Inventory deposits and prepayments	$935	$973	$1,109	$(38)	$(174)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 26, 2024	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Less than 1 year	$4,309	$3,952	$5,270	$357	$(961)
1 to 3 years	886	1,085	1,783	(199)	(897)
3 to 5 years	126	121	200	5	(74)
Total	$5,321	$5,158	$7,253	$163	$(1,932)
Inventory as of October 26, 2024 decreased by 7% and inventory purchase commitments with contract manufacturers and suppliers increased by 3% from our balances at the end of fiscal 2024. The combined decrease of 1% in our inventory and inventory purchase commitments as compared with the end of fiscal 2024 was primarily due to our continued efforts to work with contract manufacturers and suppliers to optimize our inventory and purchase commitment levels.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 26, 2024	July 27, 2024	Increase (Decrease)
Loan receivables, net	$5,534	$5,808	$(274)
Lease receivables, net	1,000	906	94
Total, net	$6,534	$6,714	$(180)
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 3% as compared with the end of fiscal 2024.
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
The volume of channel partner financing was $6.0 billion and $8.2 billion for the first quarter of fiscal 2025 and 2024, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.1 billion and $1.2 billion as of October 26, 2024 and July 27, 2024, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 26, 2024, the total maximum potential future payments related to these guarantees was approximately $123 million, of which approximately $12 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 26, 2024	July 27, 2024
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$500	$500
4.90%	February 26, 2026	1,000	1,000
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.85%	February 26, 2029	2,500	2,500
4.95%	February 26, 2031	2,500	2,500
5.05%	February 26, 2034	2,500	2,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.35%	February 26, 2064	1,000	1,000
Total		$20,250	$20,250
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 26, 2024.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $11.9 billion and $10.9 billion in commercial paper notes outstanding as of October 26, 2024 and July 27, 2024, respectively.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of October 26, 2024, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	October 26, 2024	July 27, 2024	Increase (Decrease)
Product	$19,882	$20,055	$(173)
Services	20,108	20,993	(885)
Total	$39,990	$41,048	$(1,058)

Short-term RPO	$20,310	$20,882	$(572)
Long-term RPO	19,680	20,166	(486)
Total	$39,990	$41,048	$(1,058)
Total remaining performance obligations as of October 26, 2024 decreased 3% compared to the end of fiscal 2024. Remaining performance obligations for product decreased by 1% compared to the end of fiscal 2024. Remaining performance obligations for services decreased by 4%. We expect approximately 51% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 26, 2024	July 27, 2024	Increase (Decrease)
Product	$12,941	$13,219	$(278)
Services	14,561	15,256	(695)
Total	$27,502	$28,475	$(973)
Reported as:
Current	$15,615	$16,249	$(634)
Noncurrent	11,887	12,226	(339)
Total	$27,502	$28,475	$(973)
Total deferred revenue decreased 3% compared to the end of fiscal 2024. The decrease in deferred product revenue of 2% was primarily due to lower business volume. The decrease in deferred services revenue of 5% was driven by lower business volume and ongoing amortization of deferred services revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of October 26, 2024 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $3.4 billion. Approximately $1.8 billion is payable in the second quarter of fiscal 2025 and $1.6 billion is payable in the second quarter of fiscal 2026.
For our Contractual Obligations see our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments. The funding commitments were $0.3 billion and $0.2 billion as of October 26, 2024 and July 27, 2024, respectively.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of October 26, 2024 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 26, 2024. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.5 billion and $6.7 billion as of October 26, 2024 and July 27, 2024. As of October 26, 2024, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 26, 2024, we had $20.3 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $20.1 billion, and the related fair value based on market prices was $20.6 billion. As of October 26, 2024, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $0.5 billion of hedged debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $412 million and $481 million as of October 26, 2024 and July 27, 2024, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $1.8 billion as of each of October 26, 2024 and July 27, 2024. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 26, 2024		July 27, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,829	$(64)	$3,586	$(59)
Sold	$3,706	$59	$3,848	$60
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2025, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $8 million, or 0.2%, compared with the first quarter of fiscal 2024. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our pending legal proceedings, see Note 14, “Commitments and Contingencies—(f) Legal Proceedings” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, which can be exacerbated during periods when the global macroenvironment is challenging and inconsistent and can result in market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in the first quarter of fiscal 2025 and certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. During the first nine months of fiscal 2024, we experienced a decline in product demand resulting in a decrease of revenue as customers continued to scrutinize spend as they needed additional time to implement elevated levels of product shipments received in prior quarters. We have also experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be negatively impacted if such matters occur and are not remediated within the same quarter.
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
Although our product gross margin increased in the first quarter of fiscal 2025 and in other recent periods, our level of product gross margins have declined in certain prior periods, and could decline in future periods due to adverse impacts from various factors, including:
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
As of the end of the first quarter of fiscal 2025, we have senior unsecured notes outstanding in an aggregate principal amount of $20.3 billion that mature at specific dates from calendar year 2025 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $11.9 billion in commercial paper notes outstanding under this program as of October 26, 2024. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
The products and services (together, our “solutions”) we sell to customers, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, and other means), which have not been remedied or cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems, or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, decide not to upgrade to the latest versions of our solutions containing the security update, or configure our solutions in insecure ways, they are left vulnerable. In addition, we rely on third-party providers of software and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner, deciding not to upgrade solutions, or configuring our solutions in insecure ways could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect personal data could result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business.
Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) applies to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data for both ourselves and our customers. Additionally, we are subject to California’s Consumer Privacy Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of personal data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could subject us to claims of liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation, or could otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, operational resilience, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 28, 2024 to August 24, 2024	19	$46.58	19	$4,280
August 25, 2024 to September 21, 2024	9	$50.04	9	$3,799
September 22, 2024 to October 26, 2024	12	$54.02	12	$3,167
Total	40	$49.56	40
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 26, 2024, the remaining authorized amount for stock repurchases under this program is approximately $3.2 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
During the first quarter of fiscal 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

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

Cisco Systems, Inc.

Date:	November 19, 2024	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)