Form 10-Q
period 2025-01-25
CISCO SYSTEMS, INC.
filed 2025-02-18
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 13, 2025: 3,978,292,432
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 25, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 25, 2025	July 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,556	$7,508
Investments	8,297	10,346
Accounts receivable, net of allowance of $80 at January 25, 2025 and $87 at July 27, 2024	5,669	6,685
Inventories	2,927	3,373
Financing receivables, net	3,074	3,338
Other current assets	6,158	5,612
Total current assets	34,681	36,862
Property and equipment, net	1,992	2,090
Financing receivables, net	3,240	3,376
Goodwill	58,719	58,660
Purchased intangible assets, net	10,139	11,219
Deferred tax assets	6,591	6,262
Other assets	6,013	5,944
TOTAL ASSETS	$121,375	$124,413
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11,413	$11,341
Accounts payable	1,902	2,304
Income taxes payable	1,884	1,439
Accrued compensation	3,299	3,608
Deferred revenue	15,999	16,249
Other current liabilities	5,522	5,643
Total current liabilities	40,019	40,584
Long-term debt	19,625	19,621
Income taxes payable	1,756	3,985
Deferred revenue	11,796	12,226
Other long-term liabilities	2,649	2,540
Total liabilities	75,845	78,956
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,977 and 4,007 shares issued and outstanding at January 25, 2025 and July 27, 2024, respectively	46,521	45,800
Retained earnings	502	1,087
Accumulated other comprehensive loss	(1,493)	(1,430)
Total equity	45,530	45,457
TOTAL LIABILITIES AND EQUITY	$121,375	$124,413
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
REVENUE:
Product	$10,234	$9,232	$20,348	$20,371
Services	3,757	3,559	7,484	7,088
Total revenue	13,991	12,791	27,832	27,459
COST OF SALES:
Product	3,713	3,443	7,239	7,400
Services	1,167	1,131	2,361	2,285
Total cost of sales	4,880	4,574	9,600	9,685
GROSS MARGIN	9,111	8,217	18,232	17,774
OPERATING EXPENSES:
Research and development	2,299	1,943	4,585	3,856
Sales and marketing	2,672	2,458	5,424	4,964
General and administrative	752	642	1,547	1,314
Amortization of purchased intangible assets	265	66	530	133
Restructuring and other charges	10	12	675	135
Total operating expenses	5,998	5,121	12,761	10,402
OPERATING INCOME	3,113	3,096	5,471	7,372
Interest income	238	324	524	684
Interest expense	(404)	(120)	(822)	(231)
Other income (loss), net	(60)	(139)	(19)	(222)
Interest and other income (loss), net	(226)	65	(317)	231
INCOME BEFORE PROVISION FOR INCOME TAXES	2,887	3,161	5,154	7,603
Provision for income taxes	459	527	15	1,331
NET INCOME	$2,428	$2,634	$5,139	$6,272

Net income per share:
Basic	$0.61	$0.65	$1.29	$1.55
Diluted	$0.61	$0.65	$1.28	$1.54
Shares used in per-share calculation:
Basic	3,981	4,055	3,986	4,056
Diluted	4,005	4,073	4,008	4,079

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net income	$2,428	$2,634	$5,139	$6,272
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $0 and $(17) for the second quarter and first six months of fiscal 2025, respectively, and $(73) and $(33) for the corresponding periods of fiscal 2024, respectively	4	229	58	99
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(17) and $(23) for the second quarter and first six months of fiscal 2025, respectively, and $(5) and $(9) for the corresponding periods of fiscal 2024, respectively	3	18	22	34
	7	247	80	133
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(13) and $(15) for the second quarter and first six months of fiscal 2025, respectively, and $0 and $(9) for the corresponding periods of fiscal 2024, respectively	43	1	50	30
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $5 for the second quarter and first six months of fiscal 2025, respectively, and $2 and $5 for the corresponding periods of fiscal 2024, respectively	(12)	(9)	(19)	(18)
	31	(8)	31	12
Net change in cumulative translation adjustment and actuarial gains and losses net, of tax benefit (expense) of $0 for each of the second quarter and first six months of fiscal 2025, and $0 and $1 for the corresponding periods of fiscal 2024, respectively	(155)	274	(174)	(82)
Other comprehensive income (loss)	(117)	513	(63)	63
Comprehensive income	$2,311	$3,147	$5,076	$6,335
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 25, 2025	January 27, 2024
Cash flows from operating activities:
Net income	$5,139	$6,272
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,550	823
Share-based compensation expense	1,748	1,463
Provision for receivables	7	12
Deferred income taxes	(382)	(816)
(Gains) losses on divestitures, investments and other, net	(5)	205
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	969	941
Inventories	441	442
Financing receivables	330	(33)
Other assets	(427)	(403)
Accounts payable	(359)	(476)
Income taxes, net	(2,285)	(4,656)
Accrued compensation	(293)	(763)
Deferred revenue	(555)	293
Other liabilities	24	(125)
Net cash provided by operating activities	5,902	3,179
Cash flows from investing activities:
Purchases of investments	(2,261)	(2,253)
Proceeds from sales of investments	1,791	2,484
Proceeds from maturities of investments	2,703	4,044
Acquisitions, net of cash and cash equivalents acquired and divestitures	(257)	(878)
Purchases of investments in privately held companies	(137)	(50)
Return of investments in privately held companies	94	123
Acquisition of property and equipment	(427)	(304)
Other	(5)	(1)
Net cash provided by investing activities	1,501	3,165
Cash flows from financing activities:
Issuances of common stock	320	349
Repurchases of common stock—repurchase program	(3,243)	(2,504)
Shares repurchased for tax withholdings on vesting of restricted stock units	(655)	(581)
Short-term borrowings, original maturities of 90 days or less, net	1,012	1,398
Issuances of debt	10,406	2,537
Repayments of debt	(11,382)	(750)
Dividends paid	(3,185)	(3,163)
Other	(2)	(7)
Net cash used in financing activities	(6,729)	(2,721)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(8)	(32)
Net increase in cash, cash equivalents, restricted cash and restricted cash equivalents	666	3,591
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,842	11,627
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$9,508	$15,218

Supplemental cash flow information:
Cash paid for interest	$769	$203
Cash paid for income taxes, net	$2,682	$6,804

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 25, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 26, 2024	3,974	$45,991	$662	$(1,376)	$45,277
Net income			2,428		2,428
Other comprehensive income (loss)				(117)	(117)
Issuance of common stock	33	320			320
Repurchase of common stock	(21)	(244)	(992)		(1,236)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(9)	(475)			(475)
Cash dividends declared ($0.40 per common share)			(1,593)		(1,593)
Share-based compensation		921			921
Other		8	(3)		5
Balance at January 25, 2025	3,977	$46,521	$502	$(1,493)	$45,530

Six Months Ended January 25, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			5,139		5,139
Other comprehensive income (loss)				(63)	(63)
Issuance of common stock	44	320			320
Repurchase of common stock	(61)	(706)	(2,533)		(3,239)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(649)			(649)
Cash dividends declared ($0.80 per common share)			(3,185)		(3,185)
Share-based compensation		1,748			1,748
Other		8	(6)		2
Balance at January 25, 2025	3,977	$46,521	$502	$(1,493)	$45,530

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
We have prepared the accompanying financial data as of January 25, 2025 and for the second quarter and first six months of fiscal 2025 and 2024, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2024 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of January 25, 2025, the results of operations, the statements of comprehensive income and the statements of equity for the second quarter and first six months of fiscal 2025 and 2024, and the statements of cash flows for the first six months of fiscal 2025 and 2024, as applicable, have been made. The results of operations for the second quarter and first six months of fiscal 2025 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of January 25, 2025 and July 27, 2024 was $42 million and $37 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and end customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers’ right of return in determining the transaction price, where applicable.
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

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Product revenue:
Networking	$6,850	$7,081	$13,603	$15,904
Security	2,111	973	4,129	1,984
Collaboration	996	989	2,081	2,106
Observability	277	188	535	378
Total Product	10,234	9,232	20,348	20,371
Services	3,757	3,559	7,484	7,088
Total	$13,991	$12,791	$27,832	$27,459
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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Product	$4,432	$3,110	$8,851	$6,317
Services	3,430	3,280	6,855	6,534
Total	$7,862	$6,390	$15,706	$12,851
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.7 billion as of January 25, 2025 compared to $6.7 billion as of July 27, 2024, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Allowance for credit loss at beginning of period	$78	$82	$87	$85
Provisions (benefits)	12	9	12	11
Recoveries (write-offs), net	(10)	(12)	(19)	(17)
Allowance for credit loss at end of period	$80	$79	$80	$79
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	January 25, 2025	July 27, 2024
1 to 4	$1,223	$1,266
5 to 6	1,659	1,456
7 and Higher	82	72
Total	$2,964	$2,794
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $2.9 billion as of January 25, 2025 and $2.7 billion as of July 27, 2024, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $27.8 billion as of January 25, 2025 compared to $28.5 billion as of July 27, 2024. We recognized approximately $4.4 billion and $9.7 billion of revenue during the second quarter and first six months of fiscal 2025 that was included in the deferred revenue balance at July 27, 2024.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the period of benefit. Capitalized contract acquisition costs were $1.5 billion and $1.3 billion as of January 25, 2025 and July 27, 2024, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $238 million and $446 million for the second quarter and first six months of fiscal 2025, respectively, and $166 million and $324 million for the corresponding periods of fiscal 2024, respectively, and was included in sales and marketing expenses.

4.Acquisitions
A summary of the allocation of the total purchase consideration of our completed acquisitions during the first six months of fiscal 2025 is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$259	$(16)	$105	$170
The total purchase consideration related to our acquisitions completed during the first six months of fiscal 2025 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $14 million. Total transaction costs related to acquisition activities were $11 million and $51 million for the first six months of fiscal 2025 and 2024, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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
The goodwill generated from these acquisitions completed during the first six months of fiscal 2025 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2025 have not been presented because the effects of the acquisitions were not material to our financial results.
Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Compensation expense related to acquisitions	$222	$45	$519	$94
As of January 25, 2025, we estimated that future cash compensation expense of up to $1.1 billion may be required to be recognized pursuant to applicable acquisition agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of January 25, 2025 and during the first six months of fiscal 2025 (in millions):

	Balance at July 27, 2024	Acquisitions, net of Divestitures	Foreign Currency Translation and Other	Balance at January 25, 2025
Americas	$36,169	$108	$(67)	$36,210
EMEA	14,283	41	(26)	14,298
APJC	8,208	19	(16)	8,211
Total	$58,660	$168	$(109)	$58,719
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first six months of fiscal 2025 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	4.0	$12	4.0	$93	—	$—	$—	$105
The following tables present details of our purchased intangible assets (in millions):

January 25, 2025	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,854	$(1,332)	$5,522
Technology	6,622	(2,509)	4,113
Trade name	551	(73)	478
Total purchased intangible assets with finite lives	14,027	(3,914)	10,113
In-process research and development, with indefinite lives	26	—	26
Total	$14,053	$(3,914)	$10,139

July 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,844	$(829)	$6,015
Technology	6,680	(2,006)	4,674
Trade name	553	(49)	504
Total purchased intangible assets with finite lives	14,077	(2,884)	11,193
In-process research and development, with indefinite lives	26	—	26
Total	$14,103	$(2,884)	$11,219
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets were $19 million for the second quarter and first six months of fiscal 2025. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain technology intangible assets.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Amortization of purchased intangible assets:
Cost of sales	$340	$180	$665	$366
Operating expenses	265	66	530	133
Total	$605	$246	$1,195	$499
The estimated future amortization expense of purchased intangible assets with finite lives as of January 25, 2025 is as follows (in millions):

Fiscal Year	Amount
2025 (remaining six months)	$981
2026	$1,810
2027	$1,467
2028	$1,393
2029	$1,271
Thereafter	$3,191

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business, of which approximately 7% of our global workforce would be impacted with estimated pre-tax charges of up to $1 billion. In connection with the Fiscal 2025 Plan, we incurred charges of $10 million and $675 million for the second quarter and first six months of fiscal 2025, respectively. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect the Fiscal 2025 Plan to be substantially completed by the end of fiscal 2025.
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
The following table summarizes the activities related to our restructuring liability, which were included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN		FISCAL 2024 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2024	$—	$—	$201	$9	$210
Charges	605	70	—	—	675
Cash payments	(491)	(4)	(107)	(4)	(606)
Non-cash and other	(1)	(51)	—	—	(52)
Liability as of January 25, 2025	$113	$15	$94	$5	$227

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	January 25, 2025	July 27, 2024
Cash and cash equivalents	$8,556	$7,508
Restricted cash and restricted cash equivalents included in other current assets	761	765
Restricted cash and restricted cash equivalents included in other assets	191	569
Total	$9,508	$8,842
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	January 25, 2025	July 27, 2024
Raw materials	$1,692	$2,039
Work in process	109	83
Finished goods	910	1,027
Service-related spares	210	216
Demonstration systems	6	8
Total	$2,927	$3,373
Property and Equipment, Net

	January 25, 2025	July 27, 2024
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$3,979	$4,247
Production, engineering, computer and other equipment and related software	5,070	5,160
Operating lease assets	77	115
Furniture, fixtures and other	367	351
Total gross property and equipment	9,493	9,873
Less: accumulated depreciation and amortization	(7,501)	(7,783)
Total	$1,992	$2,090

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	January 25, 2025	July 27, 2024
Product	$20,321	$20,055
Services	20,947	20,993
Total	$41,268	$41,048

Short-term RPO	$21,017	$20,882
Long-term RPO	20,251	20,166
Total	$41,268	$41,048

Amount to be recognized as revenue over the next 12 months	51%	51%

Deferred revenue	$27,795	$28,475
Unbilled contract revenue	13,473	12,573
Total	$41,268	$41,048
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	January 25, 2025	July 27, 2024
Product	$13,033	$13,219
Services	14,762	15,256
Total	$27,795	$28,475
Reported as:
Current	$15,999	$16,249
Noncurrent	11,796	12,226
Total	$27,795	$28,475
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows (in millions):

	January 25, 2025	July 27, 2024
Current	$1,595	$1,819
Noncurrent	—	2,273
Total	$1,595	$4,092
Our remaining transition tax payable as of January 25, 2025 has been reduced to reflect the transition tax benefit of the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. See Note 18.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	January 25, 2025	July 27, 2024
Operating lease right-of-use assets	Other assets	$1,134	1,066

Operating lease liabilities	Other current liabilities	$362	$364
Operating lease liabilities	Other long-term liabilities	1,015	906
Total operating lease liabilities		$1,377	$1,270
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Operating lease expense	$149	$103	$263	$203
Short-term lease expense	16	25	34	36
Variable lease expense	47	50	93	106
Total lease expense	$212	$178	$390	$345
Supplemental information related to our operating leases is as follows (in millions):

	Six Months Ended
	January 25, 2025	January 27, 2024
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$228	$178
Right-of-use assets obtained in exchange for operating leases liabilities	$326	$182
The weighted-average lease term was 5.4 years and 4.9 years as of January 25, 2025 and July 27, 2024, respectively. The weighted-average discount rate was 4.1% and 4.0% as of January 25, 2025 and July 27, 2024, respectively.
The maturities of our operating leases (undiscounted) as of January 25, 2025 are as follows (in millions):

Fiscal Year	Amount
2025 (remaining six months)	$213
2026	345
2027	257
2028	190
2029	152
Thereafter	402
Total lease payments	1,559
Less: interest	(182)
Total	$1,377
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $16 million and $33 million for the second quarter and the first six months of fiscal 2025, respectively, and $16 million and $30 million for the corresponding periods of fiscal 2024, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of January 25, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining six months)	$229
2026	407
2027	144
2028	102
2029	101
Thereafter	5
Total	988
Less: Present value of lease payments	(886)
Unearned income	$102
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	January 25, 2025	July 27, 2024
Operating lease assets	$77	$115
Accumulated depreciation	(49)	(61)
Operating lease assets, net	$28	$54
Our operating lease income was $9 million and $20 million for the second quarter and first six months of fiscal 2025, respectively, and $15 million and $31 million for the corresponding periods of fiscal 2024, respectively, and was included in product revenue in the Consolidated Statements of Operations.
Minimum future rentals on noncancelable operating leases as of January 25, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining six months)	$8
2026	13
2027	5
Total	$26

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

January 25, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,423	$988	$6,411
Residual value	—	64	64
Unearned income	—	(102)	(102)
Allowance for credit loss	(45)	(14)	(59)
Total, net	$5,378	$936	$6,314
Reported as:
Current	$2,728	$346	$3,074
Noncurrent	2,650	590	3,240
Total, net	$5,378	$936	$6,314

July 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,858	$965	$6,823
Residual value	—	67	67
Unearned income	—	(111)	(111)
Allowance for credit loss	(50)	(15)	(65)
Total, net	$5,808	$906	$6,714
Reported as:
Current	$3,071	$267	$3,338
Noncurrent	2,737	639	3,376
Total, net	$5,808	$906	$6,714
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

January 25, 2025		Fiscal Year				Six Months Ended
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	January 25, 2025	Total
Loan Receivables:
1 to 4	$33	$193	$335	$639	$1,466	$728	$3,394
5 to 6	14	52	89	321	862	627	1,965
7 and Higher	1	3	51	1	7	1	64
Total Loan Receivables	$48	$248	$475	$961	$2,335	$1,356	$5,423
Lease Receivables:
1 to 4	$3	$22	$39	$160	$226	$105	$555
5 to 6	3	13	31	94	126	54	321
7 and Higher	—	1	1	3	5	—	10
Total Lease Receivables	$6	$36	$71	$257	$357	$159	$886
Total	$54	$284	$546	$1,218	$2,692	$1,515	$6,309

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 27, 2024		Fiscal Year
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	Total
Loan Receivables:
1 to 4	$2	$78	$341	$555	$945	$1,803	$3,724
5 to 6	2	29	127	130	426	1,314	2,028
7 and Higher	3	1	10	74	14	4	106
Total Loan Receivables	$7	$108	$478	$759	$1,385	$3,121	$5,858
Lease Receivables:
1 to 4	$1	$8	$38	$46	$176	$341	$610
5 to 6	1	11	22	44	129	21	228
7 and Higher	—	—	1	3	4	8	16
Total Lease Receivables	$2	$19	$61	$93	$309	$370	$854
Total	$9	$127	$539	$852	$1,694	$3,491	$6,712
The following tables present the aging analysis of gross receivables as of January 25, 2025 and July 27, 2024 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 25, 2025	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$37	$16	$48	$101	$5,322	$5,423	$18	$10	$10
Lease receivables	14	4	8	26	860	886	2	1	1
Total	$51	$20	$56	$127	$6,182	$6,309	$20	$11	$11

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2024	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$34	$17	$35	$86	$5,772	$5,858	$14	$7	$7
Lease receivables	14	4	5	23	831	854	1	—	—
Total	$48	$21	$40	$109	$6,603	$6,712	$15	$7	$7
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended January 25, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of October 26, 2024	$49	$15	$64
Provisions (benefits)	(2)	(2)	(4)
Recoveries (write-offs), net	(3)	—	(3)
Foreign exchange and other	1	1	2
Allowance for credit loss as of January 25, 2025	$45	$14	$59

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended January 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of October 28, 2023	$58	$16	$74
Provisions (benefits)	(1)	—	(1)
Recoveries (write-offs), net	(4)	—	(4)
Allowance for credit loss as of January 27, 2024	$53	$16	$69

Six Months Ended January 25, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(3)	(2)	(5)
Recoveries (write-offs), net	(3)	—	(3)
Foreign exchange and other	1	1	2
Allowance for credit loss as of January 25, 2025	$45	$14	$59

Six Months Ended January 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	4	(3)	1
Recoveries (write-offs), net	(4)	—	(4)
Allowance for credit loss as of January 27, 2024	$53	$16	$69

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

January 25, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,177	$—	$(29)	$2,148
U.S. government agency securities	112	—	(1)	111
Non-U.S. government and agency securities	363	1	—	364
Corporate debt securities	3,292	6	(94)	3,204
U.S. agency mortgage-backed securities	847	—	(111)	736
Commercial paper	732	—	—	732
Certificates of deposit	663	—	—	663
Total	$8,186	$7	$(235)	$7,958

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,380	$1	$(28)	$2,353
U.S. government agency securities	223	—	(2)	221
Non-U.S. government and agency securities	370	1	—	371
Corporate debt securities	3,818	5	(146)	3,677
U.S. agency mortgage-backed securities	1,959	—	(178)	1,781
Commercial paper	1,023	—	—	1,023
Certificates of deposit	439	—	—	439
Total	$10,212	$7	$(354)	$9,865
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Gross realized gains	$—	$5	$8	$5
Gross realized losses	(20)	(28)	(53)	$(48)
Total	$(20)	$(23)	$(45)	$(43)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at January 25, 2025 and July 27, 2024 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 25, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,431	$(17)	$387	$(12)	$1,818	$(29)
U.S. government agency securities	30	—	48	(1)	78	(1)
Corporate debt securities	281	(2)	2,193	(63)	2,474	(65)
U.S. agency mortgage-backed securities	8	—	728	(111)	736	(111)
Total	$1,750	$(19)	$3,356	$(187)	$5,106	$(206)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$598	$(2)	$1,399	$(26)	$1,997	$(28)
U.S. government agency securities	89	—	109	(2)	198	(2)
Non-U.S. government and agency securities	17	—	—	—	17	—
Corporate debt securities	276	(1)	2,818	(115)	3,094	(116)
U.S. agency mortgage-backed securities	238	(1)	1,438	(177)	1,676	(178)
Commercial paper	10	—	—	—	10	—
Total	$1,228	$(4)	$5,764	$(320)	$6,992	$(324)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the maturities of our available-for-sale debt investments as of January 25, 2025 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,238	$3,207
After 1 year through 5 years	4,101	4,015
Mortgage-backed securities with no single maturity	847	736
Total	$8,186	$7,958
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $339 million and $481 million as of January 25, 2025 and July 27, 2024, respectively. We recognized a net unrealized gain of $16 million and $36 million during the second quarter and first six months of fiscal 2025, respectively, and a net unrealized gain of $55 million and $17 million during the corresponding periods of fiscal 2024, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $8 million and $16 million for the second quarter and first six months of fiscal 2025, respectively, and a net loss of $134 million for each of the corresponding periods of fiscal 2024. We held equity interests in certain private equity funds of $0.7 billion and $0.8 billion as of January 25, 2025 and July 27, 2024, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of January 25, 2025, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $1.9 billion and $1.8 billion as of January 25, 2025 and July 27, 2024, respectively. Of the total carrying value of our investments in privately held companies as of January 25, 2025, $0.8 billion of such investments are considered to be in variable interest entities which are not required to be consolidated. As of January 25, 2025, we have total funding commitments of $0.2 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JANUARY 25, 2025			JULY 27, 2024
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,398	$—	$5,398	$3,334	$—	$3,334
Commercial paper	—	129	129	—	468	468
Corporate debt securities	—	4	4	—	25	25
Certificates of deposit	—	—	—	—	14	14
Available-for-sale debt investments:
U.S. government securities	—	2,148	2,148	—	2,353	2,353
U.S. government agency securities	—	111	111	—	221	221
Non-U.S. government and agency securities	—	364	364	—	371	371
Corporate debt securities	—	3,204	3,204	—	3,677	3,677
U.S. agency mortgage-backed securities	—	736	736	—	1,781	1,781
Commercial paper	—	732	732	—	1,023	1,023
Certificates of deposit	—	663	663	—	439	439
Equity investments:
Marketable equity securities	339	—	339	481	—	481
Other current assets:
Money market funds	750	—	750	750	—	750
Other assets:
Money market funds	188	—	188	563	—	563
Derivative assets	—	105	105	—	64	64
Total	$6,675	$8,196	$14,871	$5,128	$10,436	$15,564
Liabilities:
Derivative liabilities	$—	$70	$70	$—	$74	$74
Total	$—	$70	$70	$—	$74	$74
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
The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales. See Note 5.
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables was $2.7 billion as of each of January 25, 2025 and July 27, 2024. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of January 25, 2025, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of January 25, 2025, the fair value of our senior notes was $20.2 billion with a carrying amount of $20.1 billion. This compares to a fair value of $20.4 billion and a carrying amount of $20.1 billion as of July 27, 2024. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	January 25, 2025		July 27, 2024
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior notes	$496	5.66%	$488	6.66%
Commercial paper	10,916	4.75%	10,853	5.43%
Current portion of other debt	1	1.13%	—	—
Total	$11,413		$11,341
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		January 25, 2025		July 27, 2024
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$500	5.66%	$500	6.66%
4.90%	February 26, 2026	1,000	5.00%	1,000	5.00%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		3	1.13%	3	1.13%
Total		20,253		20,253
Unaccreted discount/issuance costs		(127)		(133)
Hedge accounting fair value adjustments		(4)		(11)
Total		$20,122		$20,109

Reported as:
Current portion of long-term debt		$497		$488
Long-term debt		19,625		19,621
Total		$20,122		$20,109
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 25, 2025, we were in compliance with all debt covenants.
As of January 25, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining six months)	$500
2026	1,751
2027	3,502
2028	—
2029	2,500
Thereafter	12,000
Total	$20,253

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of January 25, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 25, 2025	July 27, 2024	Balance Sheet Line Item	January 25, 2025	July 27, 2024
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$45	$47	Other current liabilities	$2	$1
Foreign currency derivatives	Other assets	15	15	Other long-term liabilities	—	—
Interest rate derivatives	Other current assets	41	—	Other current liabilities	7	11
Total		101	62		9	12
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	4	2	Other current liabilities	46	47
Foreign currency derivatives	Other assets	—	—	Other long-term liabilities	15	15
Total		4	2		61	62
Total		$105	$64		$70	$74
The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	January 25, 2025	July 27, 2024	January 25, 2025	July 27, 2024
Short-term debt	$(496)	$(488)	$4	$11

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Interest rate derivatives:
Hedged items	$(3)	$(14)	$(7)	$(23)
Derivatives designated as hedging instruments	3	14	7	23
Total	$—	$—	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Foreign currency derivatives	Other income (loss), net	$(63)	$53	$(95)	$(77)
Total return swaps—deferred compensation	Operating expenses and other	11	93	33	16
Equity derivatives	Other income (loss), net	—	—	—	2
Total		$(52)	$146	$(62)	$(59)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	January 25, 2025	July 27, 2024
Foreign currency derivatives	$7,411	$7,434
Interest rate derivatives	2,950	500
Total return swaps—deferred compensation	1,031	985
Total	$11,392	$8,919
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $4 million and $11 million as of January 25, 2025 and July 27, 2024, respectively.
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
(e)Equity Price Risk
We hold marketable equity securities in our portfolio that are subject to price risk. To diversify our overall portfolio, we may also hold equity derivatives that are not designated as accounting hedges. The change in the fair value of each of these investment types are included in other income (loss), net.
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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 25, 2025	July 27, 2024
Less than 1 year	$5,054	$3,952
1 to 3 years	681	1,085
3 to 5 years	89	121
Total	$5,824	$5,158
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 25, 2025 and July 27, 2024, the liability for these purchase commitments was $383 million and $498 million, respectively, and was included in other current liabilities.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.2 billion as of each of January 25, 2025 and July 27, 2024.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 25, 2025	January 27, 2024
Balance at beginning of period	$362	$329
Provisions for warranties issued	198	198
Adjustments for pre-existing warranties	37	5
Settlements	(203)	(205)
Balance at end of period	$394	$327
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.2 billion and $6.6 billion for the second quarter of fiscal 2025 and 2024, respectively, and $12.2 billion and $14.8 billion for the first six months of fiscal 2025 and 2024, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.2 billion as of January 25, 2025 and July 27, 2024, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at January 25, 2025 and July 27, 2024, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 25, 2025	July 27, 2024
Maximum potential future payments	$125	$127
Deferred revenue	(13)	(13)
Total	$112	$114
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The asserted claims by Brazilian federal tax authorities are for calendar years 2003 through 2007, and the asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total asserted claims by Brazilian state and federal tax authorities aggregate to $137 million for the alleged evasion of import and other taxes, $768 million for interest, and $276 million for various penalties, all determined using an exchange rate as of January 25, 2025.
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
Centripetal     On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. After two bench trials and various administrative actions and appeals, we have been found either to not have infringed any of the patents or the patents have been invalidated. Centripetal appealed one of the invalidity decisions and we are awaiting the decision following the Federal Circuit hearing on that appeal on February 6, 2025. Centripetal’s appeal of the non-infringement judgment of the District Court is ongoing.
Between April 2020 and February 2022, Centripetal also filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting a total of five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. In various proceedings in 2021, 2022, and 2023, we have been found to have not infringed three patents, one patent was invalidated, and the utility model was invalidated. The infringement action on the final patent is stayed due to an invalidity action heard on June 6, 2024 in the Federal Patent Court, in which all claims, aside from one auxiliary claim, were found invalid, and for which we are awaiting the entry of judgment from the Federal Patent Court. Centripetal’s appeals of two of the non-infringement findings remain pending and, on March 27, 2024, the Court of Appeals rejected Centripetal’s appeal of the third non-infringement finding.
On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement. We have filed our response and defenses to the complaint and the case briefing is ongoing. While the Court has not set a final hearing date, we anticipate that it will occur in the third calendar quarter of 2025.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. On February 12, 2025, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $17 billion, with no termination date. The stock repurchase activity for fiscal 2025 and 2024 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2025
January 25, 2025	21	$58.58	$1,236
October 26, 2024	40	$49.56	$2,003

Fiscal 2024
July 27, 2024	43	$46.80	$2,002
April 27, 2024	26	$49.22	$1,256
January 27, 2024	25	$49.54	$1,254
October 28, 2023	23	$54.53	$1,252
There were stock repurchases of $21 million and $25 million that were pending settlement January 25, 2025 and July 27, 2024, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On February 12, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on April 23, 2025, to all stockholders of record as of the close of business on April 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of January 25, 2025, we have not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of January 25, 2025, 111 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. Under the Employee Stock Purchase Plan, we issued 8 million shares during the second quarter and first six months of fiscal 2025 and 10 million shares during each of the corresponding periods of fiscal 2024. As of January 25, 2025, 60 million shares were available for issuance under the Employee Stock Purchase Plan.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Cost of sales—product	$65	$58	$122	$100
Cost of sales—services	86	81	160	142
Share-based compensation expense in cost of sales	151	139	282	242
Research and development	413	344	767	618
Sales and marketing	231	221	441	407
General and administrative	121	97	236	187
Restructuring and other charges	5	1	22	9
Share-based compensation expense in operating expenses	770	663	1,466	1,221
Total share-based compensation expense	$921	$802	$1,748	$1,463
Income tax benefit for share-based compensation	$224	$202	$398	$345
As of January 25, 2025, the total compensation cost related to unvested share-based awards not yet recognized was $5.3 billion which is expected to be recognized over approximately 1.9 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 29, 2023	122	$44.04
Granted and assumed	63	48.97
Vested	(58)	43.46	$2,906
Canceled/forfeited/other	(10)	45.65
Unvested balance at July 27, 2024	117	$46.86
Granted and assumed	51	53.32
Vested	(41)	47.68	$2,110
Canceled/forfeited/other	(6)	46.83
Unvested balance at January 25, 2025	121	$49.31

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first six months of fiscal 2025 and 2024 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2024	$(241)	$79	$(1,268)	$(1,430)
Other comprehensive income (loss) before reclassifications	75	65	(174)	(34)
(Gains) losses reclassified out of AOCI	45	(24)	—	21
Tax benefit (expense)	(40)	(10)	—	(50)
Balance at January 25, 2025	$(161)	$110	$(1,442)	$(1,493)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	132	39	(81)	90
(Gains) losses reclassified out of AOCI	43	(23)	(2)	18
Tax benefit (expense)	(42)	(4)	1	(45)
Balance at January 27, 2024	$(307)	$30	$(1,235)	$(1,512)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Income before provision for income taxes	$2,887	$3,161	$5,154	$7,603
Provision for income taxes	$459	$527	$15	$1,331
Effective tax rate	15.9%	16.7%	0.3%	17.5%
As of January 25, 2025, we had $2.2 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.
On August 26, 2024, the U.S. Tax Court issued an opinion in Varian Medical Systems, Inc. v. Commissioner. The opinion related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal 2018). While we were not a party to the case, the opinion resulted in a change to our tax position. As such, we recorded a tax benefit of $720 million as a reduction to the provision for income taxes in the first quarter of fiscal 2025 due to this U.S. Tax Court opinion.

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
Summarized financial information by segment for the second quarter and first six months of fiscal 2025 and 2024, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Revenue:
Americas	$8,202	$7,510	$16,454	$16,532
EMEA	3,855	3,484	7,444	7,148
APJC	1,934	1,798	3,934	3,779
Total	$13,991	$12,791	$27,832	$27,459
Gross margin:
Americas	$5,545	$4,932	$11,285	$10,901
EMEA	2,750	2,373	5,272	4,919
APJC	1,320	1,226	2,648	2,554
Segment total	9,614	8,532	19,204	18,373
Unallocated corporate items	(503)	(315)	(972)	(599)
Total	$9,111	$8,217	$18,232	$17,774
Amounts may not sum due to rounding.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue in the United States was $7.4 billion and $6.7 billion for the second quarter of fiscal 2025 and 2024, respectively, and $14.8 billion and $14.9 billion for the first six months of fiscal 2025 and 2024, respectively.
(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Revenue:
Networking	$6,850	$7,081	$13,603	$15,904
Security	2,111	973	4,129	1,984
Collaboration	996	989	2,081	2,106
Observability	277	188	535	378
Total Product	10,234	9,232	20,348	20,371
Services	3,757	3,559	7,484	7,088
Total	$13,991	$12,791	$27,832	$27,459
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net income	$2,428	$2,634	$5,139	$6,272
Weighted-average shares—basic	3,981	4,055	3,986	4,056
Effect of dilutive potential common shares	24	18	22	23
Weighted-average shares—diluted	4,005	4,073	4,008	4,079
Net income per share—basic	$0.61	$0.65	$1.29	$1.55
Net income per share—diluted	$0.61	$0.65	$1.28	$1.54
Antidilutive employee share-based awards, excluded	22	58	59	56

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	% Variance		January 25, 2025	January 27, 2024	% Variance
Revenue	$13,991	$12,791	9%		$27,832	$27,459	1%
Gross margin percentage	65.1%	64.2%	0.9	pts	65.5%	64.7%	0.8	pts
Research and development	$2,299	$1,943	18%		$4,585	$3,856	19%
Sales and marketing	$2,672	$2,458	9%		$5,424	$4,964	9%
General and administrative	$752	$642	17%		$1,547	$1,314	18%
Total research and development, sales and marketing, general and administrative	$5,723	$5,043	13%		$11,556	$10,134	14%
Total as a percentage of revenue	40.9%	39.4%	1.5	pts	41.5%	36.9%	4.6	pts
Restructuring and other charges included in operating expenses	$10	$12	(19)%		$675	$135	NM
Operating income as a percentage of revenue	22.3%	24.2%	(1.9)	pts	19.7%	26.8%	(7.1)	pts
Interest and other income (loss), net	$(226)	$65	NM		$(317)	$231	NM
Income tax percentage	15.9%	16.7%	(0.8)	pts	0.3%	17.5%	(17.2)	pts
Net income	$2,428	$2,634	(8)%		$5,139	$6,272	(18)%
Net income as a percentage of revenue	17.4%	20.6%	(3.2)	pts	18.5%	22.8%	(4.3)	pts
Earnings per share—diluted	$0.61	$0.65	(6)%		$1.28	$1.54	(17)%
NM – Not Meaningful
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
In the second quarter of fiscal 2025, we delivered strong revenue growth across all geographies and solid margins as we saw a positive demand environment. Total revenue increased by 9% compared with the second quarter of fiscal 2024. Excluding Splunk, total revenue decreased 1% compared with the second quarter of fiscal 2024. Within total revenue, product revenue increased by 11% and services revenue increased by 6%. In the second quarter of fiscal 2025, total software revenue was $5.5 billion across all product areas and services, an increase of 33%, primarily driven by the contribution of Splunk. Total subscription revenue increased 23%, primarily driven by the contribution of Splunk.
Total gross margin increased by 0.9 percentage points. Product gross margin increased by 1.0 percentage points, largely driven by benefits from Splunk and productivity improvements, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.5 percentage points. Operating income as a percentage of revenue decreased by 1.9 percentage points primarily driven by incremental operating expenses from Splunk and higher amortization of purchased intangible assets in the second quarter of fiscal 2025. Diluted earnings per share decreased 6%, driven by a decrease of 8% in net income, partially offset by a decrease in diluted share count of 68 million shares.
In terms of our geographic segments, revenue from the Americas increased by $692 million, EMEA revenue increased by $371 million and APJC revenue increased by $136 million. From a customer market standpoint, we experienced product revenue growth across all of our customer markets. From a product category perspective, the product revenue increase of 11% was driven by a growth in Security of 117%, Observability of 47% and Collaboration of 1%. This growth was partially offset by a product revenue decline in Networking of 3%. The product revenue growth in Security and Observability were each driven in large part by the contribution of Splunk.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Total revenue increased 1%, with product revenue flat and service revenue increasing 6%. Total gross margin increased 0.8 percentage points due to benefits from Splunk, productivity improvements and favorable product mix, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 4.6 percentage points. Operating income as a percentage of revenue decreased by 7.1 percentage points primarily due to incremental operating expenses from Splunk, restructuring and other charges of $675 million and higher amortization of purchased intangibles in the first six months of fiscal 2025. Diluted earnings per share decreased 17%, driven by a decrease of 18% in net income, partially offset by a decrease in diluted share count of 71 million shares.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter of fiscal 2025 (in millions):

	January 25, 2025	July 27, 2024
Cash and cash equivalents and investments	$16,853	$17,854
Remaining performance obligations	$41,268	$41,048
Inventories	$2,927	$3,373
Total debt	$31,038	$30,962

	Six Months Ended
	January 25, 2025	January 27, 2024
Cash provided by operating activities	$5,902	$3,179
Repurchases of common stock—stock repurchase program	$3,239	$2,506
Dividends paid	$3,185	$3,163

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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and end customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers’ right of return in determining the transaction price, where applicable. If actual credits received by distributors under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
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
Our provision for inventory was $381 million and $258 million for the first six months of fiscal 2025 and 2024, respectively. The provision (benefit) from the liability related to purchase commitments with contract manufacturers and suppliers was a benefit of $24 million and a provision of $128 million for the first six months of fiscal 2025 and 2024, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2025 and 2024.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 15.9% and 16.7% in the second quarter of fiscal 2025 and 2024, respectively and 0.3% and 17.5% in the first six months of fiscal 2025 and 2024, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent
Revenue:
Product	$10,234	$9,232	$1,002	11%	$20,348	$20,371	$(23)	—%
Percentage of revenue	73.1%	72.2%			73.1%	74.2%
Services	3,757	3,559	198	6%	7,484	7,088	396	6%
Percentage of revenue	26.9%	27.8%			26.9%	25.8%
Total	$13,991	$12,791	$1,200	9%	$27,832	$27,459	$373	1%
Amounts may not sum and percentages may not recalculate due to rounding.
Excluding Splunk, total revenue for the second quarter and first six months of fiscal 2025 decreased by 1% and 8%, respectively, as compared with the corresponding periods of fiscal 2024.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent
Revenue:
Americas	$8,202	$7,510	$692	9%	$16,454	$16,532	$(78)	—%
Percentage of revenue	58.6%	58.7%			59.2%	60.2%
EMEA	3,855	3,484	371	11%	7,444	7,148	296	4%
Percentage of revenue	27.6%	27.2%			26.7%	26.0%
APJC	1,934	1,798	136	8%	3,934	3,779	155	4%
Percentage of revenue	13.8%	14.1%			14.1%	13.8%
Total	$13,991	$12,791	$1,200	9%	$27,832	$27,459	$373	1%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Total revenue increased by 9%. Product revenue increased by 11% and services revenue increased by 6%. Our total revenue reflected growth across each of our geographic segments.
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
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Total revenue increased by 1%. Product revenue was flat and services revenue increased by 6%. Our total revenue reflected growth in the EMEA and APJC segments. Total revenue was flat in the Americas segment.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$5,947	$5,346	$601	11%	$11,950	$12,197	$(247)	(2)%
Percentage of product revenue	58.1%	57.9%			58.7%	59.9%
EMEA	2,926	2,638	288	11%	5,612	5,478	134	2%
Percentage of product revenue	28.6%	28.6%			27.6%	26.9%
APJC	1,360	1,248	112	9%	2,786	2,696	90	3%
Percentage of product revenue	13.3%	13.5%			13.7%	13.2%
Total	$10,234	$9,232	$1,002	11%	$20,348	$20,371	$(23)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Product revenue in the Americas segment increased by 11%, with growth in the enterprise and service provider and cloud markets, partially offset by a decline in the public sector market. From a country perspective, product revenue increased in the United States and Canada by 12% and 9%, respectively, partially offset by declines in Brazil and Mexico of 3% and 19%, respectively.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Product revenue in the Americas segment decreased by 2%, with declines in the public sector and service provider and cloud markets, partially offset by growth in the enterprise market. From a country perspective, product revenue decreased in the United States and Mexico by 2% and 21%, respectively, partially offset by growth in product revenue in Canada and Brazil of 6% and 7%, respectively.
EMEA
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Product revenue in the EMEA segment increased by 11%, with growth in the public sector and enterprise markets, partially offset by a decline in the service provider and cloud market. From a country perspective, product revenue increased in Germany, the United Kingdom and France by 11%, 8% and 14%, respectively.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Product revenue in the EMEA segment increased by 2%, driven by growth in the public sector and enterprise markets, partially offset by a decline in the service provider and cloud market. From a country perspective, product revenue increased in Germany by 5%, and by 10% in each of the United Kingdom and France.
APJC
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Product revenue in the APJC segment increased by 9%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, Australia, India and China by 10%, 16%, 23% and 23%, respectively.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Product revenue in the APJC segment increased by 3%, with growth in the public sector and service provider and cloud markets. Product revenue in the enterprise market was flat. From a country perspective, product revenue increased in Japan, Australia, India and China by 14%, 17%, 5% and 8%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent
Product revenue
Networking	$6,850	$7,081	$(231)	(3)%	$13,603	$15,904	$(2,301)	(14)%
Security	2,111	973	1,138	117%	4,129	1,984	2,145	108%
Collaboration	996	989	7	1%	2,081	2,106	(25)	(1)%
Observability	277	188	89	47%	535	378	157	42%
Total	$10,234	$9,232	$1,002	11%	$20,348	$20,371	$(23)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category decreased by 3%, or $231 million, as the second quarter of fiscal 2024 included the remaining elevated levels of product shipments. We experienced a revenue decline in Servers, partially offset by growth in Wireless and Switching.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Revenue from the Networking product category decreased by 14%, or $2.3 billion. Revenue declined in both campus switching and data center switching, primarily driven by declines in our Catalyst 9000 series and Nexus 9000 series offerings. We experienced a revenue decline in Enterprise Routing, although we saw revenue growth in our SD-WAN offerings. The decrease in Wireless was primarily driven by our WiFi-6 products. We also saw a decline in Internet Infrastructure and Servers.
Security
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category increased by 117%, or $1.1 billion, primarily driven by Threat Intelligence, Detection, and Response offerings, which includes the offerings from Splunk, and growth in our SASE and Network Security offerings. Excluding Splunk, product revenue in the Security product category increased 4%.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Revenue from the Security product category increased by 108%, or $2.1 billion, primarily driven by Threat Intelligence, Detection, and Response offerings, which includes the offerings from Splunk, and to a lesser extent, growth in our SASE and Network Security offerings. Excluding Splunk, product revenue in the Security product category increased 3%.
Collaboration
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased by 1%, or $7 million, primarily driven by growth in our Contact Center, CPaaS and Collaboration Devices offerings, partially offset by declines in our On-Prem Webex Suite offerings.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Revenue from our Collaboration product category decreased by 1%, or $25 million, primarily driven by declines in our On-Prem Webex Suite offerings, partially offset by growth in our Contact Center and CPaaS offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Observability
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased 47%, or $89 million, primarily driven by our Observability Suite offerings. Excluding Splunk, revenue in the Observability product category increased 3%.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Revenue from the Observability product category increased by 42%, or $157 million, driven by primarily by our Observability Suite offerings. Excluding Splunk, revenue in the Observability product category increased 2%.

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$2,255	$2,164	$91	4%	$4,505	$4,335	$170	4%
Percentage of service revenue	60.0%	60.8%			60.2%	61.2%
EMEA	929	846	83	10%	1,832	1,670	162	10%
Percentage of service revenue	24.7%	23.8%			24.5%	23.6%
APJC	573	550	23	4%	1,148	1,084	64	6%
Percentage of service revenue	15.3%	15.4%			15.3%	15.2%
Total	$3,757	$3,559	$198	6%	$7,484	$7,088	$396	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue increased 6% in the second quarter of fiscal 2025 compared with the second quarter of fiscal 2024, primarily driven by Splunk and advisory services. Services revenue increased across all of our geographic segments for the second quarter of fiscal 2025.
Services revenue increased 6% in the first six months of fiscal 2025 compared to the first six months of fiscal 2024, primarily driven by Splunk and revenue growth in our solution support offerings, network support offerings and advisory services. Services revenue increased across each of our geographic segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Gross margin:
Product	$6,521	$5,789	63.7%	62.7%	$13,109	$12,971	64.4%	63.7%
Services	2,590	2,428	68.9%	68.2%	5,123	4,803	68.5%	67.8%
Total	$9,111	$8,217	65.1%	64.2%	$18,232	$17,774	65.5%	64.7%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2025, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2024	62.7%	63.7%
Productivity (1)	1.5%	0.8%
Product pricing	(1.5)%	(1.7)%
Mix of products sold	2.5%	3.2%
Amortization of purchased intangible assets	(1.4)%	(1.5)%
Others	(0.1)%	(0.1)%
Fiscal 2025	63.7%	64.4%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Product gross margin increased by 1.0 percentage points primarily driven by favorable product mix largely due to benefits from Splunk and productivity benefits, partially offset by negative impacts from pricing and the amortization of purchased intangible assets primarily related to Splunk.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Product gross margin increased by 0.7 percentage points primarily driven by benefits from Splunk, favorable product mix, and productivity benefits, driven by an import duty benefit, partially offset by negative impacts from pricing and the amortization of purchased intangible assets primarily related to Splunk.
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
Services Gross Margin
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Our services gross margin percentage increased by 0.7 percentage points primarily due to higher sales volume and lower delivery costs, partially offset by higher headcount-related costs and an unfavorable mix of service offerings.
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
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Services gross margin percentage increased by 0.7 percentage points primarily due to higher sales volume and lower delivery costs, partially offset by higher headcount-related costs and an unfavorable mix of service offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Gross margin:
Americas	$5,545	$4,932	67.6%	65.7%	$11,285	$10,901	68.6%	65.9%
EMEA	2,750	2,373	71.3%	68.1%	5,272	4,919	70.8%	68.8%
APJC	1,320	1,226	68.3%	68.2%	2,648	2,554	67.3%	67.6%
Segment total	9,614	8,532	68.7%	66.7%	19,204	18,373	69.0%	66.9%
Unallocated corporate items (1)	(503)	(315)			(972)	(599)
Total	$9,111	$8,217	65.1%	64.2%	$18,232	$17,774	65.5%	64.7%
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
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
We experienced a gross margin percentage increase in our Americas segment due to favorable product mix, positive impacts from productivity improvements and higher services gross margin, partially offset by pricing erosion.
Gross margin percentage in our EMEA segment increased primarily due to favorable product mix, productivity improvements and higher services gross margin, partially offset by pricing erosion.
The slight increase in the APJC segment gross margin percentage was primarily due to favorable product mix and positive impacts from productivity improvements, partially offset by pricing erosion.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
The Americas segment had a gross margin percentage increase driven by favorable product mix, and to a lesser extent, positive impacts from productivity improvements, partially offset by pricing erosion.
The gross margin percentage increase in our EMEA segment was primarily due to favorable product mix and positive impacts from productivity improvements, partially offset by pricing erosion.
The APJC segment gross margin percentage decrease was primarily driven by pricing erosion, partially offset by favorable product mix.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent	January 25, 2025	January 27, 2024	Variance in Dollars	Variance in Percent
Research and development	$2,299	$1,943	$356	18%	$4,585	$3,856	$729	19%
Percentage of revenue	16.4%	15.2%			16.5%	14.0%
Sales and marketing	2,672	2,458	214	9%	5,424	4,964	460	9%
Percentage of revenue	19.1%	19.2%			19.5%	18.1%
General and administrative	752	642	110	17%	1,547	1,314	233	18%
Percentage of revenue	5.4%	5.0%			5.6%	4.8%
Total	$5,723	$5,043	$680	13%	$11,556	$10,134	$1,422	14%
Percentage of revenue	40.9%	39.4%			41.5%	36.9%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

R&D Expenses
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
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
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
R&D expenses increased due to incremental expenses from Splunk, higher headcount-related expenses, higher cash compensation from acquisitions, higher share-based compensation expense and higher discretionary spending.
Sales and Marketing Expenses
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Sales and marketing expenses increased primarily due to incremental expenses from Splunk, higher headcount-related expenses, higher cash compensation from acquisitions and higher discretionary spending, partially offset by lower contracted services spending.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Sales and marketing expenses increased primarily due to incremental expenses from Splunk, higher headcount-related expenses, higher cash compensation from acquisitions, higher discretionary spending and higher share-based compensation expense, partially offset by lower contracted services spending.
G&A Expenses
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
G&A expenses increased primarily due to incremental expenses from Splunk, higher headcount-related expenses and higher share-based compensation expense.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
G&A expenses increased due to incremental expenses from Splunk, higher headcount-related expenses, higher share-based compensation expense and higher acquisition and divestitures related costs, partially offset by lower contracted services spending.
Effect of Foreign Currency
In the second quarter of fiscal 2025, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $20 million, or 0.4%, compared with the second quarter of fiscal 2024.
In the first six months of fiscal 2025, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $11 million, or 0.1%, compared with the first six months of fiscal 2024.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Amortization of purchased intangible assets:
Cost of sales	$340	$180	$665	$366
Operating expenses	265	66	530	133
Total	$605	$246	$1,195	$499
For each of the second quarter and first six months of fiscal 2025, the increase in amortization of purchased intangible assets was primarily due to amortization of purchased intangibles from our recent acquisitions, including the acquisition of Splunk, and impairment charges of $19 million. The increase was partially offset by certain purchased intangible assets that became

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

fully amortized. The impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain technology intangible assets.
Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. This restructuring plan is expected to impact approximately 7% of our global workforce with estimated pre-tax charges of approximately $1 billion. In connection with this restructuring plan, we incurred charges of $10 million and $675 million in the second quarter and first six months of fiscal 2025. We expect this plan to be substantially completed by the end of fiscal 2025.
We expect to reinvest substantially all of the cost savings from this restructuring plan in our key growth opportunities. As a result, the overall cost savings from this restructuring plan is not expected to be material for future periods.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Operating income	$3,113	$3,096	$5,471	$7,372
Operating income as a percentage of revenue	22.3%	24.2%	19.7%	26.8%
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
Operating income increased by 1%, and operating income as a percentage of revenue decreased by 1.9 percentage points. The increase in operating income was primarily due to a revenue increase partially offset by higher operating expenses, including incremental expenses from Splunk, and higher amortization of purchased intangible assets. The decrease in operating income as a percentage of revenue was primarily due to an operating expenses percentage increase.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
Operating income decreased by 26%, and operating income as a percentage of revenue decreased by 7.1 percentage points. These changes resulted primarily from incremental expenses from Splunk, higher restructuring and other charges and higher amortization of purchased intangible assets, partially offset by a revenue increase and gross margin percentage increase (driven by favorable product mix and productivity improvements, partially offset by pricing erosion).

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	January 25, 2025	January 27, 2024	Variance in Dollars
Interest income	$238	$324	$(86)	$524	$684	$(160)
Interest expense	(404)	(120)	(284)	(822)	(231)	(591)
Interest income (expense), net	$(166)	$204	$(370)	$(298)	$453	$(751)
For each of the second quarter and first six months of fiscal 2025, the decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The increase in interest expense was primarily driven by the issuances of senior notes and commercial paper.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 25, 2025	January 27, 2024	Variance in Dollars	January 25, 2025	January 27, 2024	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(20)	$(23)	$3	$(45)	$(43)	$(2)
Marketable equity investments	21	62	(41)	45	16	29
Privately held investments	(27)	(150)	123	47	(155)	202
Net gains (losses) on investments	(26)	(111)	85	47	(182)	229
Other gains (losses), net	(34)	(28)	(6)	(66)	(40)	(26)
Other income (loss), net	$(60)	$(139)	$79	$(19)	$(222)	$203
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
The change in our other income (loss), net was primarily driven by lower impairment charges on our privately held investments partially offset by lower gains on our marketable equity investments.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
The change in our other income (loss), net was primarily driven by lower impairment charges on our privately held investments, and higher unrealized gains on our privately held investments and marketable equity investments.
Provision for Income Taxes
Three Months Ended January 25, 2025 Compared with Three Months Ended January 27, 2024
The provision for income taxes resulted in an effective tax rate of 15.9% for the second quarter of fiscal 2025 compared with an effective tax rate of 16.7% for the second quarter of fiscal 2024. The decrease in the effective tax rate was primarily due to an increase in the U.S. federal research tax credit benefit.
Six Months Ended January 25, 2025 Compared with Six Months Ended January 27, 2024
The provision for income taxes resulted in an effective tax rate of 0.3% for the first six months of fiscal 2025 compared with 17.5% for the first six months of fiscal 2024. The decrease in the effective tax rate was primarily due to a $720 million benefit related to a U.S. Tax Court opinion issued during the first quarter of fiscal 2025 regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal 2018) and an increase in the U.S. federal research tax credit benefit.

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 25, 2025	July 27, 2024	Increase (Decrease)
Cash and cash equivalents	$8,556	$7,508	$1,048
Available-for-sale debt investments	7,958	9,865	(1,907)
Marketable equity securities	339	481	(142)
Total	$16,853	$17,854	$(1,001)
The net decrease in cash and cash equivalents and investments in the first six months of fiscal 2025 was primarily driven by cash returned to stockholders in the form of repurchases of common stock of $3.2 billion and cash dividends of $3.2 billion, capital expenditures of $0.4 billion and net cash paid for acquisitions and divestitures of $0.3 billion. These uses of cash were partially offset by net cash provided by operating activities of $5.9 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 25, 2025 and July 27, 2024, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 25, 2025	January 27, 2024
Net cash provided by operating activities	$5,902	$3,179
Acquisition of property and equipment	(427)	(304)
Free cash flow	$5,475	$2,875
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2025
January 25, 2025	$0.40	$1,593	21	$58.58	$1,236	$2,829
October 26, 2024	$0.40	$1,592	40	$49.56	$2,003	$3,595

Fiscal 2024
July 27, 2024	$0.40	$1,606	43	$46.80	$2,002	$3,608
April 27, 2024	$0.40	$1,615	26	$49.22	$1,256	$2,871
January 27, 2024	$0.39	$1,583	25	$49.54	$1,254	$2,837
October 28, 2023	$0.39	$1,580	23	$54.53	$1,252	$2,832
On February 12, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on April 23, 2025, to all stockholders of record as of the close of business on April 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
On February 12, 2025, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $17 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	January 25, 2025	July 27, 2024	Increase (Decrease)
Accounts receivable, net	$5,669	$6,685	$(1,016)
Our accounts receivable net, as of January 25, 2025 decreased by approximately 15%, as compared with the end of fiscal 2024, primarily due to timing and amount of product and service billings in the second quarter of fiscal 2025 compared with the fourth quarter of fiscal 2024.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	January 25, 2025	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Inventories	$2,927	$3,373	$3,644	$(446)	$(717)
Inventory purchase commitments	$5,824	$5,158	$7,253	$666	$(1,429)
Inventory deposits and prepayments	$1,003	$973	$1,109	$30	$(106)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 25, 2025	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Less than 1 year	$5,054	$3,952	$5,270	$1,102	$(216)
1 to 3 years	681	1,085	1,783	(404)	(1,102)
3 to 5 years	89	121	200	(32)	(111)
Total	$5,824	$5,158	$7,253	$666	$(1,429)
Inventory as of January 25, 2025 decreased by 13% and inventory purchase commitments with contract manufacturers and suppliers increased by 13% from our balances at the end of fiscal 2024. The combined increase in our inventory and inventory purchase commitments was 3% as compared with the end of fiscal 2024.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 25, 2025	July 27, 2024	Increase (Decrease)
Loan receivables, net	$5,378	$5,808	$(430)
Lease receivables, net	936	906	30
Total, net	$6,314	$6,714	$(400)
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 6% as compared with the end of fiscal 2024.
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
The volume of channel partner financing was $12.2 billion and $14.8 billion for the first six months of fiscal 2025 and 2024, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.2 billion as of January 25, 2025 and July 27, 2024, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 25, 2025, the total maximum potential future payments related to these guarantees was approximately $125 million, of which approximately $13 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	January 25, 2025	July 27, 2024
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$500	$500
4.90%	February 26, 2026	1,000	1,000
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.85%	February 26, 2029	2,500	2,500
4.95%	February 26, 2031	2,500	2,500
5.05%	February 26, 2034	2,500	2,500
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.35%	February 26, 2064	1,000	1,000
Total		$20,250	$20,250
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 25, 2025.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $10.9 billion in commercial paper notes outstanding as of each of January 25, 2025 and July 27, 2024.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of January 25, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	January 25, 2025	July 27, 2024	Increase (Decrease)
Product	$20,321	$20,055	$266
Services	20,947	20,993	(46)
Total	$41,268	$41,048	$220

Short-term RPO	$21,017	$20,882	$135
Long-term RPO	20,251	20,166	85
Total	$41,268	$41,048	$220
Total remaining performance obligations as of January 25, 2025 increased 1% compared to the end of fiscal 2024. Remaining performance obligations for product increased by 1% compared to the end of fiscal 2024. Remaining performance obligations for services were flat. We expect approximately 51% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 25, 2025	July 27, 2024	Increase (Decrease)
Product	$13,033	$13,219	$(186)
Services	14,762	15,256	(494)
Total	$27,795	$28,475	$(680)
Reported as:
Current	$15,999	$16,249	$(250)
Noncurrent	11,796	12,226	(430)
Total	$27,795	$28,475	$(680)
Total deferred revenue decreased 2% compared to the end of fiscal 2024. The decrease in deferred product revenue of 1% was primarily due to lower business volume. The decrease in deferred services revenue of 3% was driven by lower business volume and ongoing amortization of deferred services revenue.
Contractual Obligations
Transition Tax Payable
The income tax payable outstanding as of January 25, 2025 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $1.6 billion, which is payable in the second quarter of fiscal 2026.
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
We also have certain funding commitments primarily related to our privately held investments. The funding commitments were $0.2 billion as of each of January 25, 2025 and July 27, 2024.
In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of January 25, 2025 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of January 25, 2025. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.3 billion and $6.7 billion as of January 25, 2025 and July 27, 2024. As of January 25, 2025, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 25, 2025, we had $20.3 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $20.1 billion, and the related fair value based on market prices was $20.2 billion. As of January 25, 2025, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $0.5 billion of hedged debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $339 million and $481 million as of January 25, 2025 and July 27, 2024, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $1.9 billion and $1.8 billion as of January 25, 2025 and July 27, 2024, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 25, 2025		July 27, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,668	$(56)	$3,586	$(59)
Sold	$3,743	$57	$3,848	$60
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2025, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $11 million, or 0.1%, compared with the first six months of fiscal 2024. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The global macroeconomic environment can be challenging and uncertain. For example, instability in the global credit markets, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, Middle East conflicts and wars, and China-Taiwan relations), and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions, or economic conditions in key markets, were to deteriorate, we may experience material harm to our business, operating results, and financial condition.
Our operating results in one or more segments may also be affected by uncertain or changing economic conditions particularly germane to that segment or to particular customer markets within that segment. In addition, previous reports of certain intelligence gathering methods of the U.S. government could affect customers’ perception of the products of IT companies which design and manufacture products in the United States.
Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our operating results.
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, which can be exacerbated during periods when the global macroenvironment is challenging and can result in market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in the first quarter of fiscal 2025 and certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have also experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be negatively impacted if such matters occur and are not remediated within the same quarter.
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

A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies, geopolitical tensions (including as a result of China-Taiwan relations, increasing tariffs or any other trade tensions) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure by suppliers to deliver on our contracts; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially harm our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could materially harm our business, results of operations, and financial condition.
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
Manufacturing capacity and component supply constraints could continue to be significant issues for us. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges we have increased our efforts in procuring components in order to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. In recent past periods, we increased our inventory and purchase commitments in light of the supply constraints seen industry-wide due to component shortages. These increases in our inventory and purchase commitments to shorten lead times could also lead to potential material excess and obsolete inventory charges or other negative impacts to our product gross margin in future periods if we fail to anticipate customer demand properly and product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are unable to continue to mitigate the remaining supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of

Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins has declined in certain prior periods, and could decline in future periods due to adverse impacts from various factors, including:
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
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be negatively impacted by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could materially harm our operating results and financial condition, including the following: impacts from global central bank monetary policy; issues related to the political relationship between the United States and other countries that can affect regulatory matters, affect the willingness of customers in those countries to purchase products from companies headquartered in the United States or affect our ability to procure components if a government body were to deny us access to those components; government-related disruptions or shutdowns; the challenging and inconsistent global macroeconomic environment; foreign currency exchange rates; geopolitical tensions (including China-Taiwan relations; political or social unrest; economic instability or weakness or natural disasters in a specific country or region, including economic challenges in China and global economic ramifications of Chinese economic difficulties; environmental protection regulations (including new laws and regulations related to climate change); trade protection measures, such as tariffs; other legal and regulatory requirements, some of which may affect our ability to import our products to, export our products from, or sell our products in various countries or affect our ability to procure components; political considerations that affect service provider and government spending patterns; health or similar issues, including pandemics or epidemics; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on our global operations.
Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks and challenges and may result in unintended consequences that could affect its further development or our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI capabilities to potentially improve our internal functions and operations also presents further risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues and risks presented by its use, we may be unsuccessful in identifying or resolving issues and risks before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could also give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new and different applications of existing and new data protection, privacy, intellectual property, and other laws; damage our reputation; or otherwise materially harm our business.
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
Adverse resolution of claims, litigation or governmental investigations may harm our operating results or financial condition.
We are a party to a variety of claims, litigation and governmental investigations in the normal course of our business. Claims, litigation and governmental investigations may arise from a wide variety of business practices and initiatives, including major new product releases, significant business transactions, warranty or product claims, employment practices, and regulation. Any claim, litigation or governmental investigation can be costly, lengthy, and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict, and management’s view of these matters may change in the future. An unfavorable resolution of claims, litigation or governmental investigations could materially harm our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the on-going Russia-Ukraine war and Middle East conflicts and wars), and other events (such as economic sanctions, trade restrictions and reactions of the governments, markets and the general public, including the sanctions and restrictions related to the on-going Russia-Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially harmed.
There can be no assurance that our operating results and financial condition will not be negatively impacted by our incurrence of debt.
As of the end of the second quarter of fiscal 2025, we have senior unsecured notes outstanding in an aggregate principal amount of $20.3 billion that mature at specific dates from calendar year 2025 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $10.9 billion in commercial paper notes outstanding under this program as of January 25, 2025. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by ESG matters and/or our reporting of such matters.
There is an increasing focus from regulators, certain investors, and other stakeholders concerning environmental, social, and governance (“ESG”) matters, both in the United States and internationally. We communicate certain ESG-related initiatives, goals, and/or commitments regarding environmental matters, inclusion, responsible sourcing and social investments, and other matters, in our annual Purpose Report, on our website, in our filings with the SEC, and elsewhere. These initiatives, goals, or commitments involve risks and uncertainties and could be difficult to achieve and costly to implement. For example, in September 2021, we announced our goal to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the enhanced power efficiency of our products, the adoption of renewable energy at customer and supplier sites, and the adoption of certain of our products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero goal or other ESG-related initiatives, goals, or commitments. In addition, we could be criticized for the timing, scope or nature of these initiatives, goals, or commitments, or for any revisions to them. To the extent that our required and voluntary disclosures about ESG matters increase, we could be criticized for the accuracy, adequacy, or completeness of such disclosures. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments could negatively impact our reputation or otherwise harm our business.
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
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated and difficult to predict and protect against. Furthermore, the emergence and maturation of AI capabilities has led to new and/or more effective methods of cyber attacks. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by employees, contingent workers, and malicious actors. Additionally, nation-state actors or their agents have in the past successfully attacked our IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict. Further, a cyber attack or other incident could go undetected and persist in our environments for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or being lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, operating results, and financial condition.
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
The products and services (together, our “solutions”) we sell to customers, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, and other means), which have not been remedied or cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems, or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, decide not to upgrade to the latest versions of our solutions containing the security update, or configure our solutions in insecure ways, they are left vulnerable. In addition, we rely on third-party providers of software (including open source) and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner, deciding not to upgrade solutions, or configuring our solutions in insecure ways could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect and appropriately use data could result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Global privacy and data protection-related laws and regulations are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, use or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) applies to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data for both ourselves and our customers. Additionally, we are subject to California’s Consumer Privacy Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of personal data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to the use of data and protecting data from unauthorized access, use, or other processing, could subject us to claims of liability, or give rise to legal and/or regulatory action, damage our reputation, and/or otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, operational resilience, environmental sustainability (including climate change), human rights, product certification, product accessibility, country of origin, and national security and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 27, 2024 to November 23, 2024	7	$57.07	7	$2,755
November 24, 2024 to December 21, 2024	7	$59.01	7	$2,363
December 22, 2024 to January 25, 2025	7	$59.69	7	$1,931
Total	21	$58.58	21
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. On February 12, 2025, our Board of Directors authorized a $15 billion increase to the stock repurchase program. The remaining authorized amount for stock repurchases under this program, including the additional authorization, is approximately $17 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
On November 15, 2024, Deborah L. Stahlkopf, Cisco’s Executive Vice President and Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Stahlkopf’s trading plan provides for the sale of 313,907 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Stahlkopf’s trading plan is scheduled to terminate on December 19, 2025, subject to early termination for certain specified events set forth therein.

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

Cisco Systems, Inc.

Date:	February 18, 2025	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)