Form 10-Q
period 2025-04-26
CISCO SYSTEMS, INC.
filed 2025-05-20
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 15, 2025: 3,959,998,180
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 26, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 26, 2025	July 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,161	$7,508
Investments	7,481	10,346
Accounts receivable, net of allowance of $82 at April 26, 2025 and $87 at July 27, 2024	5,277	6,685
Inventories	2,832	3,373
Financing receivables, net	2,958	3,338
Other current assets	6,107	5,612
Total current assets	32,816	36,862
Property and equipment, net	2,076	2,090
Financing receivables, net	3,247	3,376
Goodwill	59,024	58,660
Purchased intangible assets, net	9,643	11,219
Deferred tax assets	7,016	6,262
Other assets	5,960	5,944
TOTAL ASSETS	$119,782	$124,413
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$6,422	$11,341
Accounts payable	2,260	2,304
Income taxes payable	1,821	1,439
Accrued compensation	3,210	3,608
Deferred revenue	16,081	16,249
Other current liabilities	4,701	5,643
Total current liabilities	34,495	40,584
Long-term debt	22,857	19,621
Income taxes payable	1,874	3,985
Deferred revenue	11,910	12,226
Other long-term liabilities	2,711	2,540
Total liabilities	73,847	78,956
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,960 and 4,007 shares issued and outstanding at April 26, 2025 and July 27, 2024, respectively	46,916	45,800
Retained earnings	152	1,087
Accumulated other comprehensive loss	(1,133)	(1,430)
Total equity	45,935	45,457
TOTAL LIABILITIES AND EQUITY	$119,782	$124,413
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
REVENUE:
Product	$10,374	$9,024	$30,722	$29,395
Services	3,775	3,678	11,259	10,766
Total revenue	14,149	12,702	41,981	40,161
COST OF SALES:
Product	3,688	3,295	10,927	10,695
Services	1,183	1,134	3,544	3,419
Total cost of sales	4,871	4,429	14,471	14,114
GROSS MARGIN	9,278	8,273	27,510	26,047
OPERATING EXPENSES:
Research and development	2,335	1,948	6,920	5,804
Sales and marketing	2,724	2,559	8,148	7,523
General and administrative	739	736	2,286	2,050
Amortization of purchased intangible assets	244	297	774	430
Restructuring and other charges	34	542	709	677
Total operating expenses	6,076	6,082	18,837	16,484
OPERATING INCOME	3,202	2,191	8,673	9,563
Interest income	250	411	774	1,095
Interest expense	(403)	(357)	(1,225)	(588)
Other income (loss), net	(102)	(10)	(121)	(232)
Interest and other income (loss), net	(255)	44	(572)	275
INCOME BEFORE PROVISION FOR INCOME TAXES	2,947	2,235	8,101	9,838
Provision for income taxes	456	349	471	1,680
NET INCOME	$2,491	$1,886	$7,630	$8,158

Net income per share:
Basic	$0.63	$0.47	$1.92	$2.01
Diluted	$0.62	$0.46	$1.91	$2.00
Shares used in per-share calculation:
Basic	3,972	4,042	3,981	4,051
Diluted	4,002	4,060	4,004	4,071

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Net income	$2,491	$1,886	$7,630	$8,158
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(10) and $(27) for the third quarter and first nine months of fiscal 2025, respectively, and $19 and $(14) for the corresponding periods of fiscal 2024, respectively	41	(39)	99	60
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(8) and $(31) for the third quarter and first nine months of fiscal 2025, respectively, and $(3) and $(12) for the corresponding periods of fiscal 2024, respectively	22	11	44	45
	63	(28)	143	105
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $16 and $1 for the third quarter and first nine months of fiscal 2025, respectively, and $(20) and $(29) for the corresponding periods of fiscal 2024, respectively	(54)	63	(4)	93
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $4 and $9 for the third quarter and first nine months of fiscal 2025, respectively, and $4 and $9 for the corresponding periods of fiscal 2024, respectively	(11)	(9)	(30)	(27)
	(65)	54	(34)	66
Net change in cumulative translation adjustment and actuarial gains and losses net, of tax benefit (expense) of $0 for each of the third quarter and first nine months of fiscal 2025, and $(2) and $(1) for the corresponding periods of fiscal 2024, respectively	362	(144)	188	(226)
Other comprehensive income (loss)	360	(118)	297	(55)
Comprehensive income	$2,851	$1,768	$7,927	$8,103
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 26, 2025	April 27, 2024
Cash flows from operating activities:
Net income	$7,630	$8,158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,176	1,684
Share-based compensation expense	2,693	2,274
Provision for receivables	17	19
Deferred income taxes	(792)	(245)
(Gains) losses on divestitures, investments and other, net	52	224
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,406	1,286
Inventories	541	530
Financing receivables	505	92
Other assets	(516)	(382)
Accounts payable	(10)	(300)
Income taxes, net	(2,002)	(5,223)
Accrued compensation	(431)	(1,092)
Deferred revenue	(524)	211
Other liabilities	(786)	(86)
Net cash provided by operating activities	9,959	7,150
Cash flows from investing activities:
Purchases of investments	(3,066)	(3,044)
Proceeds from sales of investments	2,228	3,874
Proceeds from maturities of investments	3,985	5,804
Acquisitions, net of cash and cash equivalents acquired and divestitures	(291)	(25,874)
Purchases of investments in privately held companies	(265)	(82)
Return of investments in privately held companies	108	146
Acquisition of property and equipment	(688)	(472)
Other	(5)	(2)
Net cash provided by (used in) investing activities	2,006	(19,650)
Cash flows from financing activities:
Issuances of common stock	320	347
Repurchases of common stock—repurchase program	(4,748)	(3,772)
Shares repurchased for tax withholdings on vesting of restricted stock units	(910)	(765)
Short-term borrowings, original maturities of 90 days or less, net	(479)	1,547
Issuances of debt	17,388	24,159
Repayments of debt	(18,545)	(2,195)
Repayments of Splunk convertible debt, net of capped call proceeds	—	(3,140)
Dividends paid	(4,812)	(4,778)
Other	(80)	(52)
Net cash provided by (used in) financing activities	(11,866)	11,351
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(23)	(39)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	76	(1,188)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,842	11,627
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$8,918	$10,439

Supplemental cash flow information:
Cash paid for interest	$1,370	$350
Cash paid for income taxes, net	$3,265	$7,150

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 26, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 25, 2025	3,977	$46,521	$502	$(1,493)	$45,530
Net income			2,491		2,491
Other comprehensive income (loss)				360	360
Issuance of common stock	12	—			—
Repurchase of common stock	(25)	(295)	(1,209)		(1,504)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(4)	(256)			(256)
Cash dividends declared ($0.41 per common share)			(1,627)		(1,627)
Share-based compensation		945			945
Other		1	(5)		(4)
Balance at April 26, 2025	3,960	$46,916	$152	$(1,133)	$45,935

Nine Months Ended April 26, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			7,630		7,630
Other comprehensive income (loss)				297	297
Issuance of common stock	56	320			320
Repurchase of common stock	(86)	(1,001)	(3,742)		(4,743)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(17)	(905)			(905)
Cash dividends declared ($1.21 per common share)			(4,812)		(4,812)
Share-based compensation		2,693			2,693
Other		9	(11)		(2)
Balance at April 26, 2025	3,960	$46,916	$152	$(1,133)	$45,935

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
We have prepared the accompanying financial data as of April 26, 2025 and for the third quarter and first nine months of fiscal 2025 and 2024, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 27, 2024 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of April 26, 2025, the results of operations, the statements of comprehensive income and the statements of equity for the third quarter and first nine months of fiscal 2025 and 2024, and the statements of cash flows for the first nine months of fiscal 2025 and 2024, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2025 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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
An allowance for future sales returns is established based on historical trends in product return rates. The allowance for future sales returns as of April 26, 2025 and July 27, 2024 was $39 million and $37 million, respectively, and was recorded as a reduction of our accounts receivable and revenue.
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

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Product revenue:
Networking	$7,068	$6,522	$20,671	$22,425
Security	2,013	1,304	6,142	3,288
Collaboration	1,031	987	3,112	3,093
Observability	261	211	796	589
Total Product	10,374	9,024	30,722	29,395
Services	3,775	3,678	11,259	10,766
Total	$14,149	$12,702	$41,981	$40,161
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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Product	$4,483	$3,510	$13,334	$9,827
Services	3,433	3,344	10,288	9,878
Total	$7,916	$6,854	$23,622	$19,705
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $5.3 billion as of April 26, 2025 compared to $6.7 billion as of July 27, 2024, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Allowance for credit loss at beginning of period	$80	$79	$87	$85
Provisions	13	10	25	21
Write-offs, net of recoveries	(11)	(8)	(30)	(25)
Allowance for credit loss at end of period	$82	$81	$82	$81
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	April 26, 2025	July 27, 2024
1 to 4	$1,245	$1,266
5 to 6	1,762	1,456
7 and Higher	70	72
Total	$3,077	$2,794
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $3.0 billion as of April 26, 2025 and $2.7 billion as of July 27, 2024, and were included in other current assets and other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $28.0 billion as of April 26, 2025 compared to $28.5 billion as of July 27, 2024. We recognized approximately $3.6 billion and $13.3 billion of revenue during the third quarter and first nine months of fiscal 2025 that was included in the deferred revenue balance at July 27, 2024.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the period of benefit. Capitalized contract acquisition costs were $1.5 billion and $1.3 billion as of April 26, 2025 and July 27, 2024, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $272 million and $718 million for the third quarter and first nine months of fiscal 2025, respectively, and $201 million and $525 million for the corresponding periods of fiscal 2024, respectively, and was included in sales and marketing expenses.

4.Acquisitions
A summary of the allocation of the total purchase consideration of our completed acquisitions during the first nine months of fiscal 2025 is presented as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$293	$(21)	$121	$193
The total purchase consideration related to our acquisitions completed during the first nine months of fiscal 2025 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $15 million. Total transaction costs related to acquisition activities were $12 million and $102 million for the first nine months of fiscal 2025 and 2024, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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
The goodwill generated from these acquisitions completed during the first nine months of fiscal 2025 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2025 have not been presented because the effects of the acquisitions were not material to our financial results.
Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Compensation expense related to acquisitions	$216	$216	$735	$310
As of April 26, 2025, we estimated that future cash compensation expense of up to $806 million may be required to be recognized pursuant to applicable acquisition agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 26, 2025 and changes to goodwill during the first nine months of fiscal 2025 (in millions):

	Balance at July 27, 2024	Acquisitions, net of Divestitures	Foreign Currency Translation and Other	Balance at April 26, 2025
Americas	$36,169	$121	$109	$36,399
EMEA	14,283	47	40	14,370
APJC	8,208	23	24	8,255
Total	$58,660	$191	$173	$59,024
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2025 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	3.5	$16	3.8	$105	—	$—	$—	$121
The following tables present details of our purchased intangible assets (in millions):

April 26, 2025	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,371	$(1,076)	$5,295
Technology	5,347	(1,485)	3,862
Trade name	525	(60)	465
Total purchased intangible assets with finite lives	12,243	(2,621)	9,622
In-process research and development, with indefinite lives	21	—	21
Total	$12,264	$(2,621)	$9,643

July 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,844	$(829)	$6,015
Technology	6,680	(2,006)	4,674
Trade name	553	(49)	504
Total purchased intangible assets with finite lives	14,077	(2,884)	11,193
In-process research and development, with indefinite lives	26	—	26
Total	$14,103	$(2,884)	$11,219
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

There were no impairment charges related to purchased intangible assets for the third quarter of fiscal 2025. Impairment charges related to purchased intangible assets were $19 million for the first nine months of fiscal 2025, and $139 million and $145 million for the third quarter and first nine months of fiscal 2024, respectively. The impairment charges were as a result of declines in estimated fair values resulting from the reductions in or the elimination of expected future cash flows associated with certain in-process research and development and technology intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Amortization of purchased intangible assets:
Cost of sales	$269	$254	$934	$620
Operating expenses	244	297	774	430
Total	$513	$551	$1,708	$1,050
The estimated future amortization expense of purchased intangible assets with finite lives as of April 26, 2025 is as follows (in millions):

Fiscal Year	Amount
2025 (remaining three months)	$473
2026	$1,820
2027	$1,473
2028	$1,394
2029	$1,271
Thereafter	$3,191

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business, of which approximately 7% of our global workforce would be impacted with estimated pre-tax charges of up to $1 billion. In connection with the Fiscal 2025 Plan, we incurred charges of $34 million and $709 million for the third quarter and first nine months of fiscal 2025, respectively. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect the Fiscal 2025 Plan to be substantially completed by the end of the first quarter of fiscal 2026.
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
The following table summarizes the activities related to our restructuring liability, which was included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN		FISCAL 2024 PLAN
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 27, 2024	$—	$—	$201	$9	$210
Charges	581	128	—	—	709
Cash payments	(534)	(5)	(159)	(5)	(703)
Non-cash and other	32	(71)	(19)	1	(57)
Liability as of April 26, 2025	$79	$52	$23	$5	$159

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	April 26, 2025	July 27, 2024
Cash and cash equivalents	$8,161	$7,508
Restricted cash and restricted cash equivalents included in other current assets	755	765
Restricted cash and restricted cash equivalents included in other assets	2	569
Total	$8,918	$8,842
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	April 26, 2025	July 27, 2024
Raw materials	$1,520	$2,039
Work in process	173	83
Finished goods	919	1,027
Service-related spares	214	216
Demonstration systems	6	8
Total	$2,832	$3,373
Property and Equipment, Net

	April 26, 2025	July 27, 2024
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$3,996	$4,247
Production, engineering, computer and other equipment and related software	5,152	5,160
Operating lease assets	50	115
Furniture, fixtures and other	322	351
Total gross property and equipment	9,520	9,873
Less: accumulated depreciation and amortization	(7,444)	(7,783)
Total	$2,076	$2,090

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	April 26, 2025	July 27, 2024
Product	$20,752	$20,055
Services	20,915	20,993
Total	$41,667	$41,048

Short-term RPO	$21,066	$20,882
Long-term RPO	20,601	20,166
Total	$41,667	$41,048

Amount to be recognized as revenue over the next 12 months	51%	51%

Deferred revenue	$27,991	$28,475
Unbilled contract revenue	13,676	12,573
Total	$41,667	$41,048
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	April 26, 2025	July 27, 2024
Product	$13,170	$13,219
Services	14,821	15,256
Total	$27,991	$28,475
Reported as:
Current	$16,081	$16,249
Noncurrent	11,910	12,226
Total	$27,991	$28,475
Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act is as follows:

	April 26, 2025	July 27, 2024
Current	$1,595	$1,819
Noncurrent	—	2,273
Total	$1,595	$4,092
Our remaining transition tax payable as of April 26, 2025 has been reduced to reflect the transition tax benefit of the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. See Note 18.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	April 26, 2025	July 27, 2024
Operating lease right-of-use assets	Other assets	$1,219	1,066

Operating lease liabilities	Other current liabilities	$350	$364
Operating lease liabilities	Other long-term liabilities	1,114	906
Total operating lease liabilities		$1,464	$1,270
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Operating lease expense	$115	$101	$378	$304
Short-term lease expense	18	19	52	55
Variable lease expense	47	43	140	149
Total lease expense	$180	$163	$570	$508
Supplemental information related to our operating leases is as follows (in millions):

	Nine Months Ended
	April 26, 2025	April 27, 2024
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$345	$279
Right-of-use assets obtained in exchange for operating leases liabilities	$483	$307
The weighted-average lease term was 5.5 years and 4.9 years as of April 26, 2025 and July 27, 2024, respectively. The weighted-average discount rate was 4.0% as of each of April 26, 2025 and July 27, 2024.
The maturities of our operating leases (undiscounted) as of April 26, 2025 are as follows (in millions):

Fiscal Year	Amount
2025 (remaining three months)	$113
2026	382
2027	292
2028	217
2029	175
Thereafter	470
Total lease payments	1,649
Less: interest	(185)
Total	$1,464
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $16 million and $49 million for the third quarter and the first nine months of fiscal 2025, respectively, and $18 million and $48 million for the corresponding periods of fiscal 2024, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of April 26, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining three months)	$126
2026	552
2027	239
2028	41
2029	43
Thereafter	24
Total	1,025
Less: Present value of lease payments	(922)
Unearned income	$103
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	April 26, 2025	July 27, 2024
Operating lease assets	$50	$115
Accumulated depreciation	(13)	(61)
Operating lease assets, net	$37	$54
Our operating lease income was $9 million and $29 million for the third quarter and first nine months of fiscal 2025, respectively, and $14 million and $45 million for the corresponding periods of fiscal 2024, respectively, and was included in product revenue in the Consolidated Statements of Operations.
Minimum future rentals on noncancelable operating leases as of April 26, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining three months)	$5
2026	15
2027	7
Total	$27

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

April 26, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,276	$1,025	$6,301
Residual value	—	65	65
Unearned income	—	(103)	(103)
Allowance for credit loss	(44)	(14)	(58)
Total, net	$5,232	$973	$6,205
Reported as:
Current	$2,336	$622	$2,958
Noncurrent	2,896	351	3,247
Total, net	$5,232	$973	$6,205

July 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,858	$965	$6,823
Residual value	—	67	67
Unearned income	—	(111)	(111)
Allowance for credit loss	(50)	(15)	(65)
Total, net	$5,808	$906	$6,714
Reported as:
Current	$3,071	$267	$3,338
Noncurrent	2,737	639	3,376
Total, net	$5,808	$906	$6,714
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

April 26, 2025		Fiscal Year				Nine Months Ended
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	April 26, 2025	Total
Loan Receivables:
1 to 4	$15	$121	$251	$462	$1,310	$1,138	$3,297
5 to 6	6	41	62	238	655	910	1,912
7 and Higher	1	35	8	2	9	12	67
Total Loan Receivables	$22	$197	$321	$702	$1,974	$2,060	$5,276
Lease Receivables:
1 to 4	$1	$15	$31	$141	$224	$187	$599
5 to 6	1	9	28	79	116	79	312
7 and Higher	—	1	1	3	6	—	11
Total Lease Receivables	$2	$25	$60	$223	$346	$266	$922
Total	$24	$222	$381	$925	$2,320	$2,326	$6,198

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 27, 2024		Fiscal Year
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	Total
Loan Receivables:
1 to 4	$2	$78	$341	$555	$945	$1,803	$3,724
5 to 6	2	29	127	130	426	1,314	2,028
7 and Higher	3	1	10	74	14	4	106
Total Loan Receivables	$7	$108	$478	$759	$1,385	$3,121	$5,858
Lease Receivables:
1 to 4	$1	$8	$38	$46	$176	$341	$610
5 to 6	1	11	22	44	129	21	228
7 and Higher	—	—	1	3	4	8	16
Total Lease Receivables	$2	$19	$61	$93	$309	$370	$854
Total	$9	$127	$539	$852	$1,694	$3,491	$6,712
The following tables present the aging analysis of gross receivables as of April 26, 2025 and July 27, 2024 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 26, 2025	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$30	$137	$18	$185	$5,091	$5,276	$8	$9	$9
Lease receivables	10	6	6	22	900	922	3	1	1
Total	$40	$143	$24	$207	$5,991	$6,198	$11	$10	$10

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2024	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$34	$17	$35	$86	$5,772	$5,858	$14	$7	$7
Lease receivables	14	4	5	23	831	854	1	—	—
Total	$48	$21	$40	$109	$6,603	$6,712	$15	$7	$7
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended April 26, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 25, 2025	$45	$14	$59
Provisions (benefits)	(2)	(1)	(3)
Foreign exchange and other	1	1	2
Allowance for credit loss as of April 26, 2025	$44	$14	$58

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Three Months Ended April 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 27, 2024	$53	$16	$69
Provisions (benefits)	(3)	—	(3)
Recoveries (write-offs), net	—	(1)	(1)
Foreign exchange and other	(1)	—	(1)
Allowance for credit loss as of April 27, 2024	$49	$15	$64

Nine Months Ended April 26, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(5)	(3)	(8)
Recoveries (write-offs), net	(3)	—	(3)
Foreign exchange and other	2	2	4
Allowance for credit loss as of April 26, 2025	$44	$14	$58

Nine Months Ended April 27, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	1	(3)	(2)
Recoveries (write-offs), net	(4)	(1)	(5)
Foreign exchange and other	(1)	—	(1)
Allowance for credit loss as of April 27, 2024	$49	$15	$64

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 26, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,079	$4	$(15)	$2,068
U.S. government agency securities	77	—	—	77
Non-U.S. government and agency securities	376	1	—	377
Corporate debt securities	3,206	7	(75)	3,138
U.S. agency mortgage-backed securities	556	—	(66)	490
Commercial paper	436	—	—	436
Certificates of deposit	608	—	—	608
Total	$7,338	$12	$(156)	$7,194

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,380	$1	$(28)	$2,353
U.S. government agency securities	223	—	(2)	221
Non-U.S. government and agency securities	370	1	—	371
Corporate debt securities	3,818	5	(146)	3,677
U.S. agency mortgage-backed securities	1,959	—	(178)	1,781
Commercial paper	1,023	—	—	1,023
Certificates of deposit	439	—	—	439
Total	$10,212	$7	$(354)	$9,865
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Gross realized gains	$1	$2	$9	$7
Gross realized losses	(31)	(16)	$(84)	$(64)
Total	$(30)	$(14)	$(75)	$(57)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 26, 2025 and July 27, 2024 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 26, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$970	$(6)	$313	$(9)	$1,283	$(15)
U.S. government agency securities	10	—	31	—	41	—
Non-U.S. government and agency securities	76	—	—	—	76	—
Corporate debt securities	319	(1)	1,917	(48)	2,236	(49)
U.S. agency mortgage-backed securities	6	—	482	(66)	488	(66)
Total	$1,381	$(7)	$2,743	$(123)	$4,124	$(130)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$598	$(2)	$1,399	$(26)	$1,997	$(28)
U.S. government agency securities	89	—	109	(2)	198	(2)
Non-U.S. government and agency securities	17	—	—	—	17	—
Corporate debt securities	276	(1)	2,818	(115)	3,094	(116)
U.S. agency mortgage-backed securities	238	(1)	1,438	(177)	1,676	(178)
Commercial paper	10	—	—	—	10	—
Total	$1,228	$(4)	$5,764	$(320)	$6,992	$(324)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the maturities of our available-for-sale debt investments as of April 26, 2025 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,160	$3,118
After 1 year through 5 years	3,622	3,586
Mortgage-backed securities with no single maturity	556	490
Total	$7,338	$7,194
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Summary of Equity Investments
We held marketable equity securities of $287 million and $481 million as of April 26, 2025 and July 27, 2024, respectively. We recognized a net unrealized loss of $35 million and $6 million during the third quarter and first nine months of fiscal 2025, respectively, and a net unrealized gain of $20 million and $40 million during the corresponding periods of fiscal 2024, respectively, on our marketable securities still held as of the reporting date. Our net adjustments to non-marketable equity securities measured using the measurement alternative still held was a net loss of $2 million and $18 million for the third quarter and first nine months of fiscal 2025, respectively, and a net loss of $21 million and $155 million for the corresponding periods of fiscal 2024. We held equity interests in certain private equity funds of $0.7 billion and $0.8 billion as of April 26, 2025 and July 27, 2024, respectively, which are accounted for under the NAV practical expedient.
In the ordinary course of business, we have investments in privately held companies and provide financing to certain customers. These privately held companies and customers are evaluated for consolidation under the variable interest or voting interest entity models. We evaluate on an ongoing basis our investments in these privately held companies and our customer financings, and have determined that as of April 26, 2025, there were no additional significant variable interest or voting interest entities required to be consolidated in our Consolidated Financial Statements.
The carrying value of our investments in privately held companies was $2.0 billion and $1.8 billion as of April 26, 2025 and July 27, 2024, respectively. Of the total carrying value of our investments in privately held companies as of April 26, 2025, $0.8 billion of such investments are considered to be in variable interest entities which are not required to be consolidated. As of April 26, 2025, we have total funding commitments of $0.3 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	APRIL 26, 2025			JULY 27, 2024
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,356	$—	$5,356	$3,334	$—	$3,334
Commercial paper	—	444	444	—	468	468
Corporate debt securities	—	4	4	—	25	25
Certificates of deposit	—	20	20	—	14	14
Available-for-sale debt investments:
U.S. government securities	—	2,068	2,068	—	2,353	2,353
U.S. government agency securities	—	77	77	—	221	221
Non-U.S. government and agency securities	—	377	377	—	371	371
Corporate debt securities	—	3,138	3,138	—	3,677	3,677
U.S. agency mortgage-backed securities	—	490	490	—	1,781	1,781
Commercial paper	—	436	436	—	1,023	1,023
Certificates of deposit	—	608	608	—	439	439
Equity investments:
Marketable equity securities	287	—	287	481	—	481
Other current assets:
Money market funds	750	—	750	750	—	750
Other assets:
Money market funds	—	—	—	563	—	563
Derivative assets	—	48	48	—	64	64
Total	$6,393	$7,710	$14,103	$5,128	$10,436	$15,564
Liabilities:
Derivative liabilities	$—	$35	$35	$—	$74	$74
Total	$—	$35	$35	$—	$74	$74
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables was $2.9 billion and $2.7 billion as of April 26, 2025 and July 27, 2024, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of April 26, 2025, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 26, 2025, the fair value of our senior notes was $25.5 billion with a carrying amount of $25.1 billion. This compares to a fair value of $20.4 billion and a carrying amount of $20.1 billion as of July 27, 2024. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 26, 2025		July 27, 2024
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior notes	$2,247	4.48%	$488	6.66%
Commercial paper	4,174	4.49%	10,853	5.43%
Current portion of other debt	1	1.13%	—	—
Total	$6,422		$11,341
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 26, 2025		July 27, 2024
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$500	5.67%	$500	6.66%
4.90%	February 26, 2026	1,000	5.00%	1,000	5.00%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.55%	February 24, 2028	1,000	4.61%	—	—
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.75%	February 24, 2030	1,000	4.73%	—	—
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
4.95%	February 24, 2032	1,000	4.94%	—	—
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.10%	February 24, 2035	1,250	5.11%	—	—
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.50%	February 24, 2055	750	5.49%	—	—
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		3	1.13%	3	1.13%
Total		25,253		20,253
Unaccreted discount/issuance costs		(146)		(133)
Hedge accounting fair value adjustments		(2)		(11)
Total		$25,105		$20,109

Reported as:
Current portion of long-term debt		$2,248		$488
Long-term debt		22,857		19,621
Total		$25,105		$20,109
In February 2025, we issued senior notes for an aggregate principal amount of $5.0 billion.
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
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 26, 2025, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 26, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2025 (remaining three months)	$500
2026	1,751
2027	3,502
2028	1,000
2029	2,500
Thereafter	16,000
Total	$25,253
(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of April 26, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 26, 2025	July 27, 2024	Balance Sheet Line Item	April 26, 2025	July 27, 2024
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$14	$47	Other current liabilities	$5	$1
Foreign currency derivatives	Other assets	1	15	Other long-term liabilities	14	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	2	11
Total		15	62		21	12
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	19	2	Other current liabilities	13	47
Foreign currency derivatives	Other assets	14	—	Other long-term liabilities	1	15
Total		33	2		14	62
Total		$48	$64		$35	$74

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	April 26, 2025	July 27, 2024	April 26, 2025	July 27, 2024
Short-term debt	$(498)	$(488)	$2	$11
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Interest rate derivatives:
Hedged items	$(2)	$(2)	$(9)	$(25)
Derivatives designated as hedging instruments	2	2	9	25
Total	$—	$—	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Foreign currency derivatives	Other income (loss), net	$163	$(84)	$68	$(161)
Total return swaps—deferred compensation	Operating expenses and other	(105)	16	(72)	33
Equity derivatives	Other income (loss), net	—	—	—	1
Total		$58	$(68)	$(4)	$(127)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 26, 2025	July 27, 2024
Foreign currency derivatives	$7,851	$7,434
Interest rate derivatives	500	500
Total return swaps—deferred compensation	947	985
Total	$9,298	$8,919
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash collateral provided for was $1 million and $11 million as of April 26, 2025 and July 27, 2024, respectively.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 26, 2025	July 27, 2024
Less than 1 year	$5,773	$3,952
1 to 3 years	509	1,085
3 to 5 years	63	121
Total	$6,345	$5,158
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 26, 2025 and July 27, 2024, the liability for these purchase commitments was $246 million and $498 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.3 billion and $0.2 billion as of April 26, 2025 and July 27, 2024, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 26, 2025	April 27, 2024
Balance at beginning of period	$362	$329
Provisions for warranties issued	300	316
Adjustments for pre-existing warranties	40	20
Settlements	(306)	(302)
Balance at end of period	$396	$363
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $5.9 billion and $6.1 billion for the third quarter of fiscal 2025 and 2024, respectively, and $18.1 billion and $20.9 billion for the first nine months of fiscal 2025 and 2024, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each of April 26, 2025 and July 27, 2024.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at April 26, 2025 and July 27, 2024, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 26, 2025	July 27, 2024
Maximum potential future payments	$116	$127
Deferred revenue	(10)	(13)
Total	$106	$114
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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The remaining asserted claims by Brazilian federal tax authorities are for calendar years 2004 through 2007, and the remaining asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $138 million for the alleged evasion of import and other taxes, $788 million for interest, and $282 million for various penalties, all determined using an exchange rate as of April 26, 2025.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On July 10, 2023, Centripetal filed a complaint in the Paris Judiciary Court asserting the French counterpart of a European Patent. Centripetal seeks damages and injunctive relief in the case. Centripetal previously asserted the German counterpart of the same European Patent in Germany and the German Court rejected Centripetal’s complaint finding no infringement. We have filed our response and defenses to the complaint and the case briefing is ongoing. While the Court has not set a final hearing date, we anticipate that it will occur in the third calendar quarter of 2026.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 26, 2025, the remaining authorized amount for stock repurchases under this program was approximately $15.4 billion, with no termination date. The stock repurchase activity for fiscal 2025 and 2024 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2025
April 26, 2025	25	$59.78	$1,504
January 25, 2025	21	$58.58	$1,236
October 26, 2024	40	$49.56	$2,003

Fiscal 2024
July 27, 2024	43	$46.80	$2,002
April 27, 2024	26	$49.22	$1,256
January 27, 2024	25	$49.54	$1,254
October 28, 2023	23	$54.53	$1,252
There were stock repurchases of $20 million and $25 million that were pending settlement April 26, 2025 and July 27, 2024, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On May 14, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on July 23, 2025, to all stockholders of record as of the close of business on July 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of April 26, 2025, we have not issued any shares of preferred stock.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

non-employee directors of Cisco are eligible to participate in the 2005 Plan. The 2005 Plan may be terminated by our Board of Directors at any time and for any reason, and is currently set to terminate at the 2030 Annual Meeting unless re-adopted or extended by our stockholders prior to or on such date.
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of April 26, 2025, 115 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during the third quarter of each of fiscal 2025 and 2024. We issued 8 million shares during the first nine months of fiscal 2025 and 10 million shares during the first nine months of fiscal 2024. As of April 26, 2025, 60 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense and the income tax benefit for share-based compensation (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Cost of sales—product	$67	$57	$189	$157
Cost of sales—services	85	82	245	224
Share-based compensation expense in cost of sales	152	139	434	381
Research and development	422	349	1,189	967
Sales and marketing	235	221	676	628
General and administrative	121	95	357	282
Restructuring and other charges	15	7	37	16
Share-based compensation expense in operating expenses	793	672	2,259	1,893
Total share-based compensation expense	$945	$811	$2,693	$2,274
Income tax benefit for share-based compensation	$218	$179	$616	$524
As of April 26, 2025, the total compensation cost related to unvested share-based awards not yet recognized was $4.4 billion which is expected to be recognized over approximately 1.7 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 29, 2023	122	$44.04
Granted and assumed	63	48.97
Vested	(58)	43.46	$2,906
Canceled/forfeited/other	(10)	45.65
Unvested balance at July 27, 2024	117	$46.86
Granted and assumed	53	53.69
Vested	(52)	47.38	$2,664
Canceled/forfeited/other	(8)	47.37
Unvested balance at April 26, 2025	110	$49.87

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2025 and 2024 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2024	$(241)	$79	$(1,268)	$(1,430)
Other comprehensive income (loss) before reclassifications	126	(5)	188	309
(Gains) losses reclassified out of AOCI	75	(39)	—	36
Tax benefit (expense)	(58)	10	—	(48)
Balance at April 26, 2025	$(98)	$45	$(1,080)	$(1,133)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	74	122	(223)	(27)
(Gains) losses reclassified out of AOCI	57	(36)	(2)	19
Tax benefit (expense)	(26)	(20)	(1)	(47)
Balance at April 27, 2024	$(335)	$84	$(1,379)	$(1,630)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Income before provision for income taxes	$2,947	$2,235	$8,101	$9,838
Provision for income taxes	$456	$349	$471	$1,680
Effective tax rate	15.5%	15.6%	5.8%	17.1%
As of April 26, 2025, we had $2.2 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.
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
Summarized financial information by segment for the third quarter and first nine months of fiscal 2025 and 2024, based on our internal management system and as utilized by our Chief Operating Decision Maker (“CODM”), is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Revenue:
Americas	$8,380	$7,372	$24,834	$23,904
EMEA	3,736	3,458	11,179	10,606
APJC	2,034	1,873	5,968	5,652
Total	$14,149	$12,702	$41,981	$40,161
Gross margin:
Americas	$5,676	$5,006	$16,960	$15,906
EMEA	2,659	2,406	7,931	7,324
APJC	1,367	1,262	4,016	3,816
Segment total	9,703	8,673	28,907	27,046
Unallocated corporate items	(425)	(400)	(1,397)	(999)
Total	$9,278	$8,273	$27,510	$26,047
Amounts may not sum due to rounding.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Revenue in the United States was $7.6 billion and $6.6 billion for the third quarter of fiscal 2025 and 2024, respectively, and $22.4 billion and $21.4 billion for the first nine months of fiscal 2025 and 2024, respectively.
(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Revenue:
Networking	$7,068	$6,522	$20,671	$22,425
Security	2,013	1,304	6,142	3,288
Collaboration	1,031	987	3,112	3,093
Observability	261	211	796	589
Total Product	10,374	9,024	30,722	29,395
Services	3,775	3,678	11,259	10,766
Total	$14,149	$12,702	$41,981	$40,161
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Net income	$2,491	$1,886	$7,630	$8,158
Weighted-average shares—basic	3,972	4,042	3,981	4,051
Effect of dilutive potential common shares	30	18	23	20
Weighted-average shares—diluted	4,002	4,060	4,004	4,071
Net income per share—basic	$0.63	$0.47	$1.92	$2.01
Net income per share—diluted	$0.62	$0.46	$1.91	$2.00
Antidilutive employee share-based awards, excluded	11	11	61	58

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	% Variance		April 26, 2025	April 27, 2024	% Variance
Revenue	$14,149	$12,702	11%		$41,981	$40,161	5%
Gross margin percentage	65.6%	65.1%	0.5	pts	65.5%	64.9%	0.6	pts
Research and development	$2,335	$1,948	20%		$6,920	$5,804	19%
Sales and marketing	$2,724	$2,559	6%		$8,148	$7,523	8%
General and administrative	$739	$736	—%		$2,286	$2,050	12%
Total research and development, sales and marketing, general and administrative	$5,798	$5,243	11%		$17,354	$15,377	13%
Total as a percentage of revenue	41.0%	41.3%	(0.3)	pts	41.3%	38.3%	3.0	pts
Restructuring and other charges included in operating expenses	$34	$542	(94)%		$709	$677	5%
Operating income as a percentage of revenue	22.6%	17.2%	5.4	pts	20.7%	23.8%	(3.1)	pts
Interest and other income (loss), net	$(255)	$44	NM		$(572)	$275	NM
Income tax percentage	15.5%	15.6%	(0.1)	pts	5.8%	17.1%	(11.3)	pts
Net income	$2,491	$1,886	32%		$7,630	$8,158	(6)%
Net income as a percentage of revenue	17.6%	14.8%	2.8	pts	18.2%	20.3%	(2.1)	pts
Earnings per share—diluted	$0.62	$0.46	35%		$1.91	$2.00	(5)%
NM – Not Meaningful
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
In the third quarter of fiscal 2025, we delivered strong revenue growth across all geographies and solid margins as we saw a positive demand environment. Total revenue increased by 11% compared with the third quarter of fiscal 2024. Our results for the third quarter of fiscal 2025 include a full quarter of Splunk's results compared to six weeks for the third quarter of fiscal 2024. Within total revenue, product revenue increased by 15% and services revenue increased by 3%. In the third quarter of fiscal 2025, total software revenue was $5.6 billion across all product areas and services, an increase of 25%, primarily driven by the contribution of Splunk. Total subscription revenue increased 15%, primarily driven by the contribution of Splunk.
Total gross margin increased by 0.5 percentage points. Product gross margin increased by 0.9 percentage points, primarily driven by benefits from productivity improvements and Splunk, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 0.3 percentage points. Operating income as a percentage of revenue increased by 5.4 percentage points primarily driven by lower restructuring and other charges and the gross margin improvement in the third quarter of fiscal 2025. Diluted earnings per share increased 35%, driven by an increase of 32% in net income and a decrease in diluted share count of 58 million shares.
In terms of our geographic segments, revenue from the Americas increased by $1.0 billion, EMEA revenue increased by $278 million and APJC revenue increased by $161 million. From a customer market standpoint, we experienced product revenue growth across all of our customer markets. From a product category perspective, the product revenue increase of 15% was driven by growth in Networking of 8%, Security of 54%, Observability of 24% and Collaboration of 4%. The product revenue growth in Security and Observability were each driven in large part by the contribution of Splunk.
We continue to operate in a highly competitive environment and the overall macroeconomic environment remains challenging and uncertain, especially with respect to tariffs and trade policy. Despite this uncertainty, we plan to continue to invest in key priority areas with the objective of driving profitable growth over the long term. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations and on accelerating innovation across our portfolio. We believe that we are making progress on our strategic priorities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024

Total revenue increased 5%, with product revenue and service revenue each increasing by 5%, driven by Splunk. Total gross margin increased 0.6 percentage points due to benefits from Splunk, productivity improvements, and favorable product mix, partially offset by pricing erosion. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 3.0 percentage points. Operating income as a percentage of revenue decreased by 3.1 percentage points primarily due to increases in cash compensation expenses from acquisitions, amortization of purchased intangible assets, and share-based compensation expense in the first nine months of fiscal 2025. Diluted earnings per share decreased 5%, driven by a decrease of 6% in net income, partially offset by a decrease in diluted share count of 67 million shares.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2025 (in millions):

	April 26, 2025	July 27, 2024
Cash and cash equivalents and investments	$15,642	$17,854
Remaining performance obligations	$41,667	$41,048
Inventories	$2,832	$3,373
Total debt	$29,279	$30,962

	Nine Months Ended
	April 26, 2025	April 27, 2024
Cash provided by operating activities	$9,959	$7,150
Repurchases of common stock—stock repurchase program	$4,743	$3,762
Dividends paid	$4,812	$4,778

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
Our provision for inventory was $593 million and $348 million for the first nine months of fiscal 2025 and 2024, respectively. The provision/benefit from the liability related to purchase commitments with contract manufacturers and suppliers was a benefit of $134 million and a provision of $213 million for the first nine months of fiscal 2025 and 2024, respectively. If there were to be a sudden and significant decrease in demand for our products, if there were a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, or if supply constraints were to continue, we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2025 and 2024.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 15.5% and 15.6% in the third quarter of fiscal 2025 and 2024, respectively and 5.8% and 17.1% in the first nine months of fiscal 2025 and 2024, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent
Revenue:
Product	$10,374	$9,024	$1,350	15%	$30,722	$29,395	$1,327	5%
Percentage of revenue	73.3%	71.0%			73.2%	73.2%
Services	3,775	3,678	97	3%	11,259	10,766	493	5%
Percentage of revenue	26.7%	29.0%			26.8%	26.8%
Total	$14,149	$12,702	$1,447	11%	$41,981	$40,161	$1,820	5%
Amounts may not sum and percentages may not recalculate due to rounding.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent
Revenue:
Americas	$8,380	$7,372	$1,008	14%	$24,834	$23,904	$930	4%
Percentage of revenue	59.2%	58.1%			59.2%	59.5%
EMEA	3,736	3,458	278	8%	11,179	10,606	573	5%
Percentage of revenue	26.4%	27.2%			26.6%	26.4%
APJC	2,034	1,873	161	9%	5,968	5,652	316	6%
Percentage of revenue	14.4%	14.7%			14.2%	14.1%
Total	$14,149	$12,702	$1,447	11%	$41,981	$40,161	$1,820	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Total revenue increased by 11%. Product revenue increased by 15% and services revenue increased by 3%. Our total revenue reflected growth across each of our geographic segments.
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
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Total revenue increased by 5%, with product and services revenue each increasing by 5%, driven by Splunk. Our total revenue reflected growth across each of our geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$6,125	$5,155	$970	19%	$18,075	$17,352	$723	4%
Percentage of product revenue	59.1%	57.1%			58.8%	59.0%
EMEA	2,805	2,580	225	9%	8,417	8,058	359	4%
Percentage of product revenue	27.0%	28.6%			27.4%	27.4%
APJC	1,444	1,289	155	12%	4,230	3,985	245	6%
Percentage of product revenue	13.9%	14.3%			13.8%	13.6%
Total	$10,374	$9,024	$1,350	15%	$30,722	$29,395	$1,327	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Product revenue in the Americas segment increased by 19%, with growth across each of our customer markets. From a country perspective, product revenue increased in the United States, Brazil, and Canada by 21%, 13%, and 1%, respectively, partially offset by a decline in Mexico of 7%.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Product revenue in the Americas segment increased by 4%, with growth in the enterprise market, partially offset by declines in the public sector and service provider and cloud markets. From a country perspective, product revenue increased in the United States, Canada, and Brazil by 5%, 4%, and 9%, respectively, partially offset by a decline in product revenue in Mexico of 17%.
EMEA
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Product revenue in the EMEA segment increased by 9%, with growth in the enterprise and public sector markets, partially offset by a decline in the service provider and cloud market. From a country perspective, product revenue increased in Saudi Arabia, the United Kingdom and Germany by 20%, 9% and 5%, respectively.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Product revenue in the EMEA segment increased by 4%, driven by growth in the public sector and enterprise markets, partially offset by a decline in the service provider and cloud market. From a country perspective, product revenue increased in the United Kingdom, France, and Germany by 10%, 7%, and 5%, respectively.
APJC
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Product revenue in the APJC segment increased by 12%, with growth in the enterprise and service provider and cloud markets, partially offset by a slight decline in the public sector market. From a country perspective, product revenue increased in Japan, Australia, India and China by 9%, 24%, 2%, and 9%, respectively.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Product revenue in the APJC segment increased by 6%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, Australia, India and China by 12%, 19%, 4%, and 8%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent
Product revenue
Networking	$7,068	$6,522	$546	8%	$20,671	$22,425	$(1,754)	(8)%
Security	2,013	1,304	709	54%	6,142	3,288	2,854	87%
Collaboration	1,031	987	44	4%	3,112	3,093	19	1%
Observability	261	211	50	24%	796	589	207	35%
Total	$10,374	$9,024	$1,350	15%	$30,722	$29,395	$1,327	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category increased by 8%, or $546 million. We experienced double digit revenue growth in Switching and Enterprise Routing. We also experienced revenue growth in Internet Infrastructure and Wireless, partially offset by a revenue decline in Servers.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Revenue from the Networking product category decreased by 8%, or $1.8 billion. Revenue declined in Switching, as a result of a decline in campus switching, primarily driven by a decline in our Catalyst 9000 series offerings. We also experienced revenue declines in Servers, Internet Infrastructure, Enterprise Routing, and Wireless.
Security
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category increased by 54%, or $709 million, primarily driven by Threat Intelligence, Detection, and Response offerings, which includes the offerings from Splunk, and growth in our SASE offerings.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Revenue from the Security product category increased by 87%, or $2.9 billion, primarily driven by Threat Intelligence, Detection, and Response offerings, which includes the offerings from Splunk, and to a lesser extent, growth in our SASE and Network Security offerings.
Collaboration
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased by 4%, or $44 million, primarily driven by growth in our Collaboration Devices, CPaaS, and Webex Suite offerings.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Revenue from our Collaboration product category increased by 1%, or $19 million, primarily driven by revenue growth in our Collaboration Devices, CPaaS and Contact Center offerings, partially offset by a decline in our Webex Suite offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Observability
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased 24%, or $50 million, primarily driven by our Observability Suite offerings from Splunk and growth in our ThousandEyes network services offerings, partially offset by a decline in monitoring and analytics.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Revenue from the Observability product category increased by 35%, or $207 million, driven by primarily by our Observability Suite offerings from Splunk and growth in our ThousandEyes network services offerings, partially offset by a decline in monitoring and analytics.

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$2,254	$2,217	$37	2%	$6,759	$6,552	$207	3%
Percentage of service revenue	59.7%	60.3%			60.0%	60.9%
EMEA	931	878	53	6%	2,762	2,548	214	8%
Percentage of service revenue	24.7%	23.9%			24.5%	23.7%
APJC	590	584	6	1%	1,738	1,667	71	4%
Percentage of service revenue	15.6%	15.8%			15.5%	15.4%
Total	$3,775	$3,678	$97	3%	$11,259	$10,766	$493	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue increased 3% in the third quarter of fiscal 2025 compared with the third quarter of fiscal 2024, primarily driven by Splunk. Services revenue increased across all of our geographic segments for the third quarter of fiscal 2025.
Services revenue increased 5% in the first nine months of fiscal 2025 compared to the first nine months of fiscal 2024, primarily driven by Splunk and revenue growth in our solution support offerings, network support offerings and advisory services. Services revenue increased across each of our geographic segments.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Gross margin:
Product	$6,686	$5,729	64.4%	63.5%	$19,795	$18,700	64.4%	63.6%
Services	2,592	2,544	68.7%	69.2%	7,715	7,347	68.5%	68.2%
Total	$9,278	$8,273	65.6%	65.1%	$27,510	$26,047	65.5%	64.9%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2025, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2024	63.5%	63.6%
Productivity (1)	1.5%	1.2%
Product pricing	(1.3)%	(1.6)%
Mix of products sold	0.5%	2.2%
Amortization of purchased intangible assets	0.2%	(0.9)%
Others	—%	(0.1)%
Fiscal 2025	64.4%	64.4%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provision for inventory, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Product gross margin increased by 0.9 percentage points primarily driven by benefits from productivity improvements and Splunk, partially offset by negative impacts from pricing.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Product gross margin increased by 0.8 percentage points primarily driven by benefits from Splunk, productivity improvements, and favorable product mix, partially offset by negative impacts from pricing and the amortization of purchased intangible assets primarily related to Splunk.
Supply Chain Impacts and Risks
In past periods, we took multiple actions in order to mitigate component shortages and address significant supply constraints. These supply constraints resulted in the need to secure long-term supply and increased inventory supply chain balances compared to historical levels. This in turn has significantly increased our supply chain exposure, which has resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. This exposure includes potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are unable to mitigate the remaining supply chain exposures. Additionally, while we are exposed to new and proposed tariffs and other trade policies, the extent of such exposure is uncertain but could be significant if the exposure remains and we are unable to mitigate it.
Services Gross Margin
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Our services gross margin percentage decreased by 0.5 percentage points primarily due to higher headcount-related costs, partially offset by increased volume and lower delivery costs.
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
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Services gross margin percentage increased by 0.3 percentage points primarily due to higher sales volume and lower delivery costs, partially offset by higher headcount-related costs and an unfavorable mix of service offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Gross margin:
Americas	$5,676	$5,006	67.7%	67.9%	$16,960	$15,906	68.3%	66.5%
EMEA	2,659	2,406	71.2%	69.6%	7,931	7,324	70.9%	69.1%
APJC	1,367	1,262	67.2%	67.4%	4,016	3,816	67.3%	67.5%
Segment total	9,703	8,673	68.6%	68.3%	28,907	27,046	68.9%	67.3%
Unallocated corporate items (1)	(425)	(400)			(1,397)	(999)
Total	$9,278	$8,273	65.6%	65.1%	$27,510	$26,047	65.5%	64.9%
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
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
We experienced a slight gross margin percentage decrease in our Americas segment due to pricing erosion and unfavorable product mix, partially offset by positive impacts from productivity improvements.
Gross margin percentage in our EMEA segment increased primarily due to productivity improvements and favorable product mix, partially offset by pricing erosion.
The slight decrease in the APJC segment gross margin percentage was primarily due to pricing erosion and lower services gross margin, partially offset by positive impacts from favorable product mix and productivity improvements.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
The Americas segment had a gross margin percentage increase driven by positive impacts from productivity improvements and favorable product mix, partially offset by pricing erosion.
The gross margin percentage increase in our EMEA segment was primarily due to positive impacts from favorable product mix and productivity improvements, partially offset by pricing erosion.
The APJC segment had a slight gross margin percentage decrease driven primarily by pricing erosion and lower services gross margin, partially offset by positive impacts from productivity improvements and favorable product mix.

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent	April 26, 2025	April 27, 2024	Variance in Dollars	Variance in Percent
Research and development	$2,335	$1,948	$387	20%	$6,920	$5,804	$1,116	19%
Percentage of revenue	16.5%	15.3%			16.5%	14.5%
Sales and marketing	2,724	2,559	165	6%	8,148	7,523	625	8%
Percentage of revenue	19.3%	20.1%			19.4%	18.7%
General and administrative	739	736	3	—%	2,286	2,050	236	12%
Percentage of revenue	5.2%	5.8%			5.4%	5.1%
Total	$5,798	$5,243	$555	11%	$17,354	$15,377	$1,977	13%
Percentage of revenue	41.0%	41.3%			41.3%	38.3%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

R&D Expenses
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
R&D expenses increased primarily due to higher headcount-related expenses, higher share-based compensation expense, and higher cash compensation expenses from acquisitions.
We continue to invest in R&D in order to bring a broad range of products to market in a timely fashion. If we believe that we are unable to enter a particular market in a timely manner with internally developed products, we may purchase or license technology from other businesses, or we may partner with or acquire businesses as an alternative to internal R&D.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
R&D expenses increased primarily due to higher headcount-related expenses, higher cash compensation expenses from acquisitions, higher share-based compensation expense and higher discretionary spending.
Sales and Marketing Expenses
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher discretionary spending, and higher cash compensation expenses from acquisitions, partially offset by lower contracted services spending.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher cash compensation expenses from acquisitions, higher discretionary spending, and higher share-based compensation expense, partially offset by lower contracted services spending.
G&A Expenses
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
G&A expenses were flat primarily due to higher headcount-related expenses, higher discretionary spending, and higher share-based compensation expense, offset by lower acquisition-related costs and lower contracted services spending.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
G&A expenses increased primarily due to higher headcount-related expenses, higher share-based compensation expense, and higher discretionary spending, partially offset by lower acquisition-related costs and lower contracted services spending.
Effect of Foreign Currency
In the third quarter of fiscal 2025, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $39 million, or 0.7%, compared with the third quarter of fiscal 2024.
In the first nine months of fiscal 2025, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $50 million, or 0.3%, compared with the first nine months of fiscal 2024.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Amortization of purchased intangible assets:
Cost of sales	$269	$254	$934	$620
Operating expenses	244	297	774	430
Total	$513	$551	$1,708	$1,050
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The decrease in amortization of purchased intangible assets was primarily due to lower impairment charges related to purchased intangible assets for the current period. Impairment charges related to purchased intangible assets were $139 million for the third quarter of fiscal 2024.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
The increase in amortization of purchased intangible assets was primarily due to the acquisition of Splunk and other recent acquisitions, partially offset by certain purchased intangible assets that became fully amortized and lower impairment charges in fiscal 2025. Impairment charges related to purchased intangible assets were $19 million for the first nine months of fiscal 2025 and $145 million for the first nine months of fiscal 2024. The impairment charges were as a result of declines in estimated fair values resulting from the reductions in or the elimination of expected future cash flows associated with certain in-process research and development and technology intangible assets.
Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. This restructuring plan is expected to impact approximately 7% of our global workforce with estimated pre-tax charges of approximately $1 billion. In connection with this restructuring plan, we incurred charges of $34 million and $709 million in the third quarter and first nine months of fiscal 2025. We expect this plan to be substantially completed by the end of the first quarter of fiscal 2026. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key growth opportunities. As a result, the overall cost savings from this restructuring plan is not expected to be material for future periods.
In the third quarter of fiscal 2024, we initiated a restructuring plan in order to realign the organization and enable further investment in key priority areas. In connection with this restructuring plan, we incurred charges of $542 million in the third quarter and the first nine months of fiscal 2024. This plan was completed in fiscal 2024.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 26, 2025	April 27, 2024	April 26, 2025	April 27, 2024
Operating income	$3,202	$2,191	$8,673	$9,563
Operating income as a percentage of revenue	22.6%	17.2%	20.7%	23.8%
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
Operating income increased by 46%, and operating income as a percentage of revenue increased by 5.4 percentage points. These changes primarily resulted from a revenue increase, a higher gross margin percentage, and lower restructuring and other charges.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
Operating income decreased by 9%, and operating income as a percentage of revenue decreased by 3.1 percentage points. These changes resulted primarily from higher cash compensation expenses from acquisitions, higher amortization of purchased intangible assets, and higher share-based compensation expense in the first nine months of fiscal 2025.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	April 26, 2025	April 27, 2024	Variance in Dollars
Interest income	$250	$411	$(161)	$774	$1,095	$(321)
Interest expense	(403)	(357)	(46)	(1,225)	(588)	(637)
Interest income (expense), net	$(153)	$54	$(207)	$(451)	$507	$(958)
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The increase in interest expense was driven by higher interest expense from issuances of senior notes, partially offset by lower interest expense on commercial paper.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
The decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The increase in interest expense was primarily driven by issuances of senior notes and commercial paper.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 26, 2025	April 27, 2024	Variance in Dollars	April 26, 2025	April 27, 2024	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(30)	$(14)	$(16)	$(75)	$(57)	$(18)
Marketable equity investments	(36)	19	(55)	9	35	(26)
Privately held investments	10	(8)	18	57	(163)	220
Net gains (losses) on investments	(56)	(3)	(53)	(9)	(185)	176
Other gains (losses), net	(46)	(7)	(39)	(112)	(47)	(65)
Other income (loss), net	$(102)	$(10)	$(92)	$(121)	$(232)	$111
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The change in our other income (loss), net was primarily driven by higher unrealized losses on marketable equity investments and unfavorable impacts from foreign exchange.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
The change in our other income (loss), net was primarily driven by lower impairment charges and higher unrealized gains on our privately held investments, partially offset by lower gains on our marketable equity investments and unfavorable impacts from foreign exchange.
Provision for Income Taxes
Three Months Ended April 26, 2025 Compared with Three Months Ended April 27, 2024
The provision for income taxes resulted in an effective tax rate of 15.5% for the third quarter of fiscal 2025, relatively unchanged compared with an effective tax rate of 15.6% for the third quarter of fiscal 2024.
Nine Months Ended April 26, 2025 Compared with Nine Months Ended April 27, 2024
The provision for income taxes resulted in an effective tax rate of 5.8% for the first nine months of fiscal 2025 compared with 17.1% for the first nine months of fiscal 2024. The decrease in the effective tax rate was primarily due to a $720 million benefit related to a U.S. Tax Court opinion issued during the first quarter of fiscal 2025 regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal 2018).

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 26, 2025	July 27, 2024	Increase (Decrease)
Cash and cash equivalents	$8,161	$7,508	$653
Available-for-sale debt investments	7,194	9,865	(2,671)
Marketable equity securities	287	481	(194)
Total	$15,642	$17,854	$(2,212)
The net decrease in cash and cash equivalents and investments in the first nine months of fiscal 2025 was primarily driven by cash returned to stockholders in the form of cash dividends of $4.8 billion and repurchases of common stock of $4.7 billion, net repayments of short-term borrowing and debt of $1.6 billion, capital expenditures of $0.7 billion, and net cash paid for acquisitions and divestitures of $0.3 billion. These uses of cash were partially offset by net cash provided by operating activities of $10.0 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 26, 2025 and July 27, 2024, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 26, 2025	April 27, 2024
Net cash provided by operating activities	$9,959	$7,150
Acquisition of property and equipment	(688)	(472)
Free cash flow	$9,271	$6,678
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2025
April 26, 2025	$0.41	$1,627	25	$59.78	$1,504	$3,131
January 25, 2025	$0.40	$1,593	21	$58.58	$1,236	$2,829
October 26, 2024	$0.40	$1,592	40	$49.56	$2,003	$3,595

Fiscal 2024
July 27, 2024	$0.40	$1,606	43	$46.80	$2,002	$3,608
April 27, 2024	$0.40	$1,615	26	$49.22	$1,256	$2,871
January 27, 2024	$0.39	$1,583	25	$49.54	$1,254	$2,837
October 28, 2023	$0.39	$1,580	23	$54.53	$1,252	$2,832
On May 14, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on July 23, 2025, to all stockholders of record as of the close of business on July 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $15.4 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	April 26, 2025	July 27, 2024	Increase (Decrease)
Accounts receivable, net	$5,277	$6,685	$(1,408)
Our accounts receivable net, as of April 26, 2025 decreased by approximately 21%, as compared with the end of fiscal 2024, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2025 compared with the fourth quarter of fiscal 2024.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	April 26, 2025	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Inventories	$2,832	$3,373	$3,644	$(541)	$(812)
Inventory purchase commitments	$6,345	$5,158	$7,253	$1,187	$(908)
Inventory deposits and prepayments	$1,101	$973	$1,109	$128	$(8)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 26, 2025	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Less than 1 year	$5,773	$3,952	$5,270	$1,821	$503
1 to 3 years	509	1,085	1,783	(576)	(1,274)
3 to 5 years	63	121	200	(58)	(137)
Total	$6,345	$5,158	$7,253	$1,187	$(908)
Inventory as of April 26, 2025 decreased by 16% and inventory purchase commitments with contract manufacturers and suppliers increased by 23% from our balances at the end of fiscal 2024. This increase was primarily related to commitments with contract manufacturers to meet customer demand. The combined increase in our inventory and inventory purchase commitments was 8% as compared with the end of fiscal 2024.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 26, 2025	July 27, 2024	Increase (Decrease)
Loan receivables, net	$5,232	$5,808	$(576)
Lease receivables, net	973	906	67
Total, net	$6,205	$6,714	$(509)
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables decreased by 8% as compared with the end of fiscal 2024.
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
The volume of channel partner financing was $18.1 billion and $20.9 billion for the first nine months of fiscal 2025 and 2024, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion as of each of April 26, 2025 and July 27, 2024. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 26, 2025, the total maximum potential future payments related to these guarantees was approximately $116 million, of which approximately $10 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	April 26, 2025	July 27, 2024
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$500	$500
4.90%	February 26, 2026	1,000	1,000
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.55%	February 24, 2028	1,000	—
4.85%	February 26, 2029	2,500	2,500
4.75%	February 24, 2030	1,000	—
4.95%	February 26, 2031	2,500	2,500
4.95%	February 24, 2032	1,000	—
5.05%	February 26, 2034	2,500	2,500
5.10%	February 24, 2035	1,250	—
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.50%	February 24, 2055	750	—
5.35%	February 26, 2064	1,000	1,000
Total		$25,250	$20,250
In February 2025, we issued senior notes for an aggregate principal amount of $5.0 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 26, 2025.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $4.2 billion and $10.9 billion in commercial paper notes outstanding as of April 26, 2025 and July 27, 2024, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of April 26, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	April 26, 2025	July 27, 2024	Increase (Decrease)
Product	$20,752	$20,055	$697
Services	20,915	20,993	(78)
Total	$41,667	$41,048	$619

Short-term RPO	$21,066	$20,882	$184
Long-term RPO	20,601	20,166	435
Total	$41,667	$41,048	$619
Total remaining performance obligations as of April 26, 2025 increased 2% compared to the end of fiscal 2024. Remaining performance obligations for product increased by 3% compared to the end of fiscal 2024. Remaining performance obligations for services were flat. We expect approximately 51% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 26, 2025	July 27, 2024	Increase (Decrease)
Product	$13,170	$13,219	$(49)
Services	14,821	15,256	(435)
Total	$27,991	$28,475	$(484)
Reported as:
Current	$16,081	$16,249	$(168)
Noncurrent	11,910	12,226	(316)
Total	$27,991	$28,475	$(484)
Total deferred revenue decreased 2% compared to the end of fiscal 2024. Within total deferred revenue, deferred product revenue was flat and deferred services revenue decreased by 3%. The decrease in deferred services revenue was driven by lower business volume and ongoing amortization of deferred services revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed herein. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. Our contractual obligations consist of operating leases, purchase commitments with contract manufacturers and suppliers, other purchase obligations, long-term debt, the transition tax payable, and other long-term liabilities. Our contractual obligations were approximately $47 billion as of April 26, 2025, compared to approximately $38 billion as of July 27, 2024. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended July 27, 2024.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
We also have certain funding commitments primarily related to our privately held investments. The funding commitments were $0.3 billion and $0.2 billion as of April 26, 2025 and July 27, 2024, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the ordinary course of business, we have privately held investments and provide financing to certain customers. Certain of these investments are considered to be variable interest entities. We evaluate on an ongoing basis our privately held investments and customer financings, and we have determined that as of April 26, 2025 there were no material unconsolidated variable interest entities.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 26, 2025. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.2 billion and $6.7 billion as of April 26, 2025 and July 27, 2024. As of April 26, 2025, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 26, 2025, we had $25.3 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $25.1 billion, and the related fair value based on market prices was $25.5 billion. As of April 26, 2025, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, excluding the $0.5 billion of hedged debt, by a decrease or increase of approximately $0.8 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt that is not hedged.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $287 million and $481 million as of April 26, 2025 and July 27, 2024, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $2.0 billion and $1.8 billion as of April 26, 2025 and July 27, 2024, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 26, 2025		July 27, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,835	$20	$3,586	$(59)
Sold	$4,016	$(5)	$3,848	$60
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

Approximately 70% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2025, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $50 million, or 0.3%, compared with the first nine months of fiscal 2024. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Challenging economic conditions, including tariffs or other trade barriers, rising inflation, or other changes, worldwide have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service provider and cloud as well as enterprise and other customer markets; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.

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
We currently incorporate AI technology in certain of our products and services and in our business operations. Our research and development of such technology remains ongoing. AI presents risks and challenges and may result in unintended consequences, including inadvertent disclosure of, or misuse of, intellectual property, confidential, personal, and/or competitive information, that could affect our reputation, its further development or our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI capabilities to potentially improve our internal functions and operations also presents further risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues and risks presented by its use, we may be unsuccessful in identifying or resolving issues and risks before they arise. The AI-related legal and regulatory landscape remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could also give rise to legal and/or regulatory action, including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new and different applications of existing and new data protection, privacy, intellectual property, and other laws; damage our reputation; or otherwise materially harm our business.
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
As of the end of the third quarter of fiscal 2025, we have senior unsecured notes outstanding in an aggregate principal amount of $25.3 billion that mature at specific dates from calendar year 2025 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $4.2 billion in commercial paper notes outstanding under this program as of April 26, 2025. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the networking field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards, including injunctive relief, that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially harmed. For additional information regarding our indemnification obligations, see Note 14(e) to the Consolidated Financial Statements contained in this report. Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Further, in the past, third parties have made infringement and similar claims after we have acquired technology that had not been asserted prior to our acquisition.
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
The products and services (together, our “solutions”) we sell to customers, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, or other means), which have not been remedied or cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop a remedy and the remedy may ultimately be insufficient to fully fix the issue. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied to install additional malware to further compromise customers’ systems, or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development. Additionally, customers may also need to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, decide not to upgrade to the latest versions of our solutions containing the security update, or configure our solutions in insecure ways, they are left vulnerable. In addition, we rely on third-party providers of software (including open source) and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner, deciding not to upgrade solutions, or configuring our solutions in insecure ways could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
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
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, artificial intelligence, privacy, cybersecurity, operational resilience, environmental sustainability (including climate change), human rights, product certification, product and digital accessibility, country of origin, and national security and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 26, 2025 to February 22, 2025	6	$62.26	6	$16,552
February 23, 2025 to March 22, 2025	6	$62.22	6	$16,154
March 23, 2025 to April 26, 2025	13	$57.35	13	$15,427
Total	25	$59.78	25
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. The remaining authorized amount for stock repurchases under this program is approximately $15.4 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
On February 26, 2025, M. Victoria Wong, Cisco’s Senior Vice President and Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Wong’s trading plan provides for the sale of 37,238 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and shares from purchases made pursuant to Cisco's employee stock purchase plan, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Wong’s trading plan is scheduled to terminate on March 20, 2026, subject to early termination for certain specified events set forth therein.
On March 6, 2025, Charles H. Robbins, Cisco’s Chair and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Robbins’ trading plan provides for the sale of 1,003,688 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and shares from purchases made pursuant to Cisco’s employee stock purchase plan, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Robbins’ trading plan is scheduled to terminate on March 20, 2026, subject to early termination for certain specified events set forth therein.
On March 18, 2025, R. Scott Herren, Cisco’s Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Herren’s trading plan provides for the sale of 450,992 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Herren’s trading plan is scheduled to terminate on March 20, 2026, subject to early termination for certain specified events set forth therein.
On March 18, 2025, Thimaya Subaiya, Cisco’s Executive Vice President, Operations, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Subaiya’s trading plan provides for the sale of 158,190 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and shares from purchases made pursuant to Cisco’s employee stock purchase plan, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Subaiya’s trading plan is scheduled to terminate on March 20, 2026, subject to early termination for certain specified events set forth therein.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.1	Second Supplemental Indenture, dated February 24, 2025 to the Indenture, dated February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A, as trustee, relating to the issuance of the 4.550% Senior Notes due 2028, 4.750% Senior Notes due 2030, 4.950% Senior Notes due 2032, 5.100% Senior Notes due 2035 and 5.500% Senior Notes due 2055	8-K	001-39940	4.2	2/24/2025
10.1*	Cisco Systems, Inc. Employee Stock Purchase Plan					X
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	May 20, 2025	By	/S/ R. Scott Herren
R. Scott Herren Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)