Form 10-K
period 2025-07-26
CISCO SYSTEMS, INC.
filed 2025-09-03
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 26, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 24, 2025 as reported by the Nasdaq Global Select Market on that date: $247.5 billion
Number of shares of the registrant’s common stock outstanding as of August 28, 2025: 3,953,196,953
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, to be held on December 16, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells a broad range of technologies that help to power, secure, and draw insights from the Internet. We are incorporating artificial intelligence (AI) into our product portfolios across networking, security, collaboration and observability as well as integrating our products more tightly together. We are simplifying how our technology is delivered, managed and optimized and helping customers maximize the business value of their technology investments.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
Our products and technologies are grouped into the following categories: Networking, Security, Collaboration and Observability. In addition to our product offerings, we provide a broad range of services over the lifecycle of our products, including technical support services and advanced services. Our customers include businesses of all sizes, public institutions, governments, and service providers, including large webscale providers. These customers often look to us as a strategic partner to help them use information technology (IT) to differentiate themselves and drive positive business outcomes.
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
Strategy and Priorities
In today's digital-first world, businesses and organizations globally are deploying technology to pursue their strategic objectives, from accelerating growth to enhancing operational efficiency and fostering innovation. Our strategy is to securely connect everything to make those desired outcomes possible.
Our customers have three key priorities in this dynamic environment: i) to build modern infrastructure; ii) to protect against the cyber threats of today and tomorrow; and iii) to harness the power of AI and data. Cisco is at the forefront of this evolution, developing innovative solutions that leverage advanced AI to deliver more valuable outcomes for our customers.
Modern Infrastructure
In an increasingly digital and connected world, where each new connection to the Internet puts more demand on the network, our customers are investing in resilient, adaptable infrastructure to quickly respond to market changes and the demands of their own customers. Now more than ever it is crucial for businesses to remain competitive while managing resource constraints. Our customers continue to focus on modernizing their infrastructure with a focus on speed, agility, productivity, innovation and energy efficiency.

Cybersecurity
With the rapid growth in AI, modern applications, hyper-distributed architecture and increasingly sophisticated cyberattacks, customers see cybersecurity as a top priority. Our differentiated security strategy is based on three pillars: moving from point solutions to a platform comprehensively integrated with the infrastructure; infusing security into the fabric of the network; and harnessing the depth and breadth of telemetry data from Cisco and with our acquisition of Splunk Inc. (“Splunk”) to prevent, detect, and respond to sophisticated attacks.
AI and Data
AI represents a generational shift in technology and the advent of AI agents is driving an order of magnitude higher requirement for network connectivity. We provide network infrastructure to power AI training and inference workloads for both webscale providers and enterprises. We help to scale our customers’ network infrastructure with high-density routers and switches, improved network management, and high-performance optics. We are reinventing data center operations for our customers by simplifying the configuration, monitoring, and maintenance of fabrics, compute, networking and storage.
We can help give customers visibility across the network, security solutions, applications and their own business data. With this breadth and scale of data, we can help deliver differentiated insights and context to customers, leading them to more informed proactive decisions and better business results.
These three customer priorities drive our innovation and technology, making them our priorities as well. To help deliver on them, we are bringing together the power of our portfolio, which we refer to as One Cisco, which provides three key outcomes to our customers: i) AI-ready data centers, ii) future-proofed workplaces, and iii) digital resilience.
AI-Ready Data Centers
We are transforming data centers to power AI workloads anywhere. Whether customers need to modernize parts of their existing infrastructure or power new, massive AI workloads, Cisco brings together a wide array of infrastructure (across networking, compute, storage, and silicon) with unified management across traditional and AI workloads, and security from on-premise to cloud to power AI-ready data centers.
Future-Proofed Workplaces
Cisco helps deliver "future-proofed" workplaces, modernizing how people and technology work and serve their customers. This includes environments ranging from factory floors with plant workers and robots to hospitals with healthcare workers, as well as to social workers and salespeople on the move. For secure campus and branch networking, we offer a flexible range of solutions that help ensure secure, reliable connections for users and devices. Our smart building technology turns network devices into sensors for enhanced intelligence and control of physical spaces. To support productivity, we provide collaboration devices and software to enable collaboration no matter where people work.
Digital Resilience
We help to keep the data center, workplace, and entire IT environment securely up and running in the face of any disruption. Our network assurance capabilities, powered by ThousandEyes, are integrated throughout our portfolio. This technology helps ensure seamless connectivity and optimal digital experiences across cloud, Internet, and enterprise networks, for the delivery of applications and services. Our observability solution monitors the entire enterprise to help prevent downtime and improve experiences across networks, infrastructures, and applications. Additionally, Cisco provides robust security measures for threat prevention, detection, investigation, and response for organizations of any size and security maturity.
Cisco enables enterprises and service providers to deliver highly secure connectivity from workplaces to data centers worldwide. Our strength lies in our ability to deliver unified architecture with integrated, end-to-end solutions to help simplify complex challenges. These capabilities are accelerated with Cisco AI, enhancing outcomes for customers globally.
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

Products and Services
Our products and services are grouped into the following categories:
Networking
Our networking business is built on a foundation of industry-leading technologies, including switching, routing, wireless, and servers, offered through a comprehensive suite of both hardware and software solutions. This portfolio, which features software licenses and software-as-a-service (SaaS) offerings, empowers customers to build, automate, modernize, and transform their network infrastructure to meet the demands of a rapidly evolving digital landscape. A central pillar of our networking strategy is the seamless convergence of our on-premise solutions with our cloud-managed offerings. By integrating these capabilities across our networking portfolio, we aim to deliver continuous value to our customers through enhanced flexibility, scalability, and operational efficiency. This unified approach positions us to address the diverse needs of businesses as they transition to hybrid and cloud-first environments.
Our switching portfolio encompasses campus switching as well as data center switching offerings. Our campus switching offerings provide the foundation for converged data, voice, video, and Internet of Things (IoT) services. These switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Within campus switching, our Catalyst 9000 family of switches includes hardware with embedded software, along with a software subscription referred to as Cisco DNA. Cisco DNA provides automation, analytics and security features which can be centrally monitored, managed, and configured. Also, within campus switching we have a range of Meraki cloud-managed switches for customers who prefer ease of management in lean-IT environments. Our switching portfolio now also includes the newly launched Cisco Smart Switches — Cisco 9350 and Cisco 9610— which represent the next generation of enterprise networking. These switches are AI-ready with advanced telemetry and assurance capabilities. They are built on Cisco Silicon One (which is our single, unified, and scalable networking silicon architecture) and are equipped with quantum-resistant security and post-quantum cryptography to protect against future threats. They also offer flexibility for one hardware to be managed via either the Cisco Catalyst Center or Meraki Dashboard user interface.
Our data center switching offerings, led by the Nexus 9000 series, provide the foundation for mission critical data centers with high availability, scalability, and security across traditional data centers and private and public cloud data centers. We continue to add greater visibility and analytics across our networks and applications, enabling us to deliver better experiences for our customers. During fiscal 2025, we introduced the Cisco N9300 Series Smart Switches with a new class of intelligent networking silicon alongside embedded Data Processing Units (DPUs), representing our new vision for AI data center designs. Complex data processing tasks can be offloaded to the DPUs on the switch to improve both network architecture and the security posture. Cisco Hypershield, our cloud-native and AI-powered approach to highly distributed security for AI-scale data centers that is built into the fabric of the network, is the first service offering available embedded on these new switches. This helps to narrow the gap between security and networking layers by converging them into a single solution.
The Internet Infrastructure portion of this portfolio includes AI Infrastructure solutions for service provider customers, including our webscale customers. We are focused on transforming connectivity to the Internet and the cloud environment by efficiently meeting the growing demand for low-latency and higher speeds. Our routed optical networking systems and our pluggable optic solutions allow us to transform the economics of building and operating networks for our service provider customers. Our Cisco 8000 series routers, which are based on Cisco Silicon One, provide broad capacity in high-density designs, allowing our customers to reduce operational footprints, lower carbon emissions, and transition to more efficient network architectures.
We also have enterprise routing solutions which interconnect public and private wireline and mobile networks, delivering highly secure and reliable connectivity to campus, data center and branch networks. These offerings are designed to meet the scale, reliability, and security needs of customers of any size.
Our wireless solutions deliver robust indoor and outdoor coverage, supporting seamless roaming for voice, video, and data applications. With a product portfolio that includes both on-premises and cloud-managed wireless access points and controllers, we provide customers with a powerful and intuitive converged access solution when paired with our switching portfolio.
Security
Security is at the core of our business strategy, reflecting our commitment to addressing the evolving needs of organizations of every size across industries. Our security portfolio spans Network Security, Identity and Access Management, Secure Access Service Edge (SASE), and Threat Intelligence, Detection, and Response (TIDR) solutions. We are dedicated to continuous innovation, with significant investments in cloud-based security, AI-driven threat detection, and end-to-end security architectures designed to help customers proactively safeguard their most critical assets. In the third quarter of fiscal 2024, we acquired Splunk, a recognized leader in security analytics and observability. The Splunk platform and security offerings significantly strengthen our TIDR capabilities. We have been integrating Cisco Extended Detection and Response (XDR) with

Splunk Enterprise Security, to create a unified and highly effective solution to help prevent, detect, and respond to sophisticated cyber threats. We are also accelerating the expansion of our SASE architecture, delivering a seamless combination of network and security functionality through a single, cloud-native platform. Our security offerings also include Cisco Hypershield, our cloud-native, AI-powered approach to highly distributed security for AI-scale data centers that is built into the fabric of the network. Our security strategy positions us well to capture growing market demand for comprehensive, scalable, and integrated security solutions.
Collaboration
Our Collaboration portfolio consists of our Webex suite, collaboration devices, Contact Center and Communication Platform as a Service (CPaaS) offerings. These offerings consist of software, including perpetual licenses and subscription arrangements, as well as hardware. Our objective is to create more inclusive and engaging employee and customer experiences by providing technology that enables distributed teams to collaborate effortlessly. We offer end-to-end collaboration solutions that can be delivered on-premises, from the cloud, or within hybrid cloud environments. AI and machine learning capabilities are embedded across the Webex portfolio to help improve productivity. Our CPaaS is a cloud communications platform that integrates communication channels and existing back-end business systems to help enable the orchestration and automation of all customer and employee interactions.
Observability
Observability consists of our network assurance, monitoring and analytics and observability suite offerings. These offerings are designed to bring together and provide end-to-end visibility of our customers' owned and unowned environments—including applications, networks, multi-cloud infrastructures and the Internet. With AI-driven insights at their core, our observability solutions help organizations see, understand and improve every digital experience, and help to ensure seamless connectivity and proactive issue resolution across complex, modern environments. ThousandEyes, our network assurance offering, deliver deep visibility and intelligence across network organizations, spanning both their internal infrastructure and external dependencies. Our Observability Suite—including Splunk Observability and AppDynamics—provides full-stack insights from infrastructure to application performance to digital experience, helping teams take decisive action to maintain service health and performance.
Services
In addition to our product offerings, we provide a broad range of technical support and professional services for our customers. We are incorporating AI into our services offerings, to enable customers to derive greater business value from their technology investments.
Cisco Technical Support provides customers with comprehensive assistance, including issue resolution, software support and hardware replacement, to help ensure Cisco products and networks operate efficiently and remain highly available. These services help customers protect their network investments, manage risk, and minimize downtime for systems running mission-critical applications.
We also offer a portfolio of professional services which includes planning, design, and implementation services, as well as high-value consulting services focused on aligning technology investments with business outcomes. We continually invest in our support and professional services by integrating AI and automation, and expanding beyond core networking to cover the areas of security and analytics in line with our strategy.
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
Service Provider and Cloud
Service Provider and Cloud includes regional, national, and international wireline carriers and webscale providers, as well as Internet, cable, and wireless providers. We also include media, broadcast, and content providers within this customer market, as the lines in the telecommunications industry continue to blur between traditional network-based, content-based and application-based services. This customer market offers data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. Service provider and cloud businesses use a variety of our products and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the greater scale and higher complexity of their networks, whose requirements are addressed, we believe, by our architectural approach.
Sales Overview
As of the end of fiscal 2025, our worldwide sales and marketing functions consisted of approximately 25,600 employees, including managers, sales representatives, and technical support personnel. We sell our products and services both directly and indirectly through a variety of channels with support from our sales workforce. A substantial portion of our products and services is sold indirectly through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other third-party resellers, and distributors.
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
The industry in which we compete is characterized by rapidly changing technology, a large number of patents, and frequent claims and related litigation regarding patent and other intellectual property rights. There can be no assurance that our patents and other proprietary rights will not be challenged, invalidated, or circumvented; that others will not assert intellectual property rights to technologies that are relevant to us; or that our rights will give us a competitive advantage. Further, some U.S. governmental entities and courts have expressed a position that U.S. copyright and patent protection should be limited to protecting inventions and works of authorship created by humans. Therefore, U.S. copyright or patent protection for inventions or works developed in part or wholly by generative AI tools may be limited, or not available at all. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as the laws of the United States.
The risks associated with patents and intellectual property are more fully discussed in “Item 1A. Risk Factors,” including the risk factors entitled “Our proprietary rights may prove difficult to enforce,” “We may be found to infringe on intellectual property rights of others,” and “We rely on the availability of third-party licenses.”
Government Regulation
We are subject to numerous regulations and laws in the United States and abroad that involve matters central to our business. Many of these regulations and laws are evolving and their applicability and scope, as interpreted by courts and regulators, remain uncertain. These regulations and laws involve a variety of matters including privacy, data protection and personal information, cybersecurity, operational resilience, AI, tax, trade, encryption technology, environmental sustainability (including climate change), human rights, product certification, and national security.
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
Talent and Culture
At Cisco, we value our people and our technology, and we leverage our broader ecosystems to positively impact the world and pursue our Purpose to Power an Inclusive Future for All. Our goal is to attract, retain, and develop talent in order to help our customers connect and secure their infrastructure and accelerate their digital agility. Our relationship with our employees is one of mutual benefit. Our employees bring talent and ingenuity to everything we do, and in turn, we provide employees with meaningful careers and development opportunities.
Cisco is currently ranked #3 on the Fortune 100 Best Companies to Work For® 2025 in the United States. Fortune and Great Place to Work have published their United States rankings since 1998, and Cisco has been recognized on every annual list. In fiscal 2025, Cisco was recognized as a top three workplace in 14 countries by Great Place to Work, including #1 wins in Australia, Brazil, Canada, Costa Rica, Ireland, Peru, and Singapore.
As of July 26, 2025, we had approximately 86,200 employees and they are categorized as follows:

Compensation and Benefits
Our total compensation philosophy is designed to attract, reward, and retain talent. It provides market competitive, performance-based compensation aligned with each employee’s contribution and impact to the value we drive to our customers, partners, and stockholders. We reward and recognize our employees for effecting innovation, collaboration, profitability, and growth within our geographies, product lines, and functions.

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
We offer mindfulness courses, employee assistance program offerings, and out-of-network provider benefits for substance abuse and mental health treatment, and more. In fiscal 2025, we continued to offer employees “A Day for Me,” which were paid days off that allowed for each individual to recharge and rest. We employ a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Cisco locations.
Employee Development
Cisco is advancing new approaches to leading, learning, and working in the age of AI. We invest in developing strategic capabilities that drive business growth, while enabling employees’ personal and professional development. By aligning skilling with our Guiding Principles and business priorities, we put learning at the center of innovation.
Recognizing that each career is unique, we provide personalized learning opportunities in multiple formats that fit into employees’ daily work. We are also unifying our leadership development approach to offer a full range of programs for employees at all levels, reflecting our belief that you lead from every seat. The principle of “one company, many careers” guides us, and we are using data insights from skills intelligence to match people and opportunities. Learning and development are reinforced in our performance processes. Success at Cisco depends on both what is achieved and how it is achieved, with leaders supporting ongoing development through regular feedback and check-ins.
Employee Engagement
We believe that strong communication is key in our Conscious Culture. These communications include the Cisco Beat, which are regular all-hands meetings, and Cisco Check-Ins, which are ad-hoc meetings for important conversations, and weekly team leader check-ins, which we refer to as a “Team Space Check-In.” In fiscal 2025, we have seen a high level of employee engagement. As an example, there were approximately 2 million Team Space Check-Ins by our employees in fiscal 2025, reflecting approximately 65,700 employees (excludes certain of the employees who joined Cisco during fiscal 2024 through the Splunk acquisition) submitting Team Space Check-Ins. Employees also participate in our global Engagement Pulse Survey and the Real Deal Survey. These surveys allow our employees to provide confidential feedback on our culture, company strategy and trust in their direct leaders.

Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2025 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	59	Chair and Chief Executive Officer
Mark Patterson	55	Executive Vice President and Chief Financial Officer
Jeetendra Patel	54	President, Chief Product Officer
Deborah L. Stahlkopf	55	Executive Vice President and Chief Legal Officer
Thimaya Subaiya	47	Executive Vice President, Operations
Oliver Tuszik	57	Executive Vice President, Global Sales
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
Mr. Patterson joined Cisco in September 2000 and serves as our Executive Vice President and Chief Financial Officer since July 2025. Previously, Mr. Patterson served as Cisco’s Executive Vice President and Chief Strategy Officer from March 2024 to July 2025, as Senior Vice President, Chief of Staff to the Chair and CEO from October 2018 to March 2024, as Senior Vice President, Strategy, Planning, and Operations for Worldwide Sales and Marketing from July 2015 to October 2018, and in various other leadership and finance roles at Cisco since 2000.
Mr. Patel joined Cisco in July 2020 and serves as our President and Chief Product Officer since May 2025. Previously, Mr. Patel served as Cisco’s Executive Vice President and Chief Product Officer from August 2024 to May 2025, as Executive Vice President and General Manager, Security and Collaboration from June 2021 to August 2024, and as Senior Vice President and General Manager, Security and Collaboration from July 2020 to June 2021. Prior to joining Cisco, Mr. Patel served as the Chief Product Officer and Chief Strategy Officer at Box, Inc. (“Box”) from September 2017 to July 2020, and as Senior Vice President of Platform and Chief Strategy Officer from August 2015 to September 2017. Prior to joining Box, Mr. Patel served as General Manager and Chief Executive of the Syncplicity business unit of EMC Corporation (now part of Dell Technologies Inc.). Mr. Patel is a member of the board of directors of Jones Lang LaSalle Incorporated (since 2019).
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
Mr. Subaiya joined Cisco in July 2018 and serves as our Executive Vice President of Operations since March 2024. Previously, Mr. Subaiya served as Cisco’s Senior Vice President, Chief Transformation Officer from March 2023 to March 2024, as Senior Vice President and General Manager, Customer Experience from November 2021 to March 2023, and as Senior Vice President, Customer Experience Operations and Renewals from July 2018 to November 2021. Prior to joining Cisco, Mr. Subaiya spent 8 years at Salesforce, Inc. (“Salesforce”) where he served in a variety of leadership roles, including most recently as its Chief Operating Officer of Customer Success. Before joining Salesforce, Mr. Subaiya held various leadership roles in business development and global planning and strategy at Oracle Corporation. Mr. Subaiya is a member of the board of directors of Genpact Limited (since 2025).
Mr. Tuszik joined Cisco in July 2013 and serves as our Executive Vice President of Global Sales since April 2025. Previously, Mr. Tuszik served as Cisco’s Senior Vice President, EMEA Sales from August 2023 to April 2025, as Senior Vice President, Global Partner and GM Routes to Market Sales from December 2020 to August 2023, as Senior Vice President, Worldwide Partner Organization from July 2018 to December 2020, and as Vice President, Country Leader Germany from July 2013 to July 2018. Prior to joining Cisco, Mr. Tuszik spent over 10 years at Computacenter AG & Co. oHG, most recently serving as Chief Executive Officer Germany.

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
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:
•Fluctuations in demand for our products and services, especially with respect to service providers and Internet businesses, in part due to changes in the global economic environment
•Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue
•Our ability to maintain appropriate inventory levels and purchase commitments
•Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions
•The overall movement toward industry consolidation among both our competitors and our customers
•The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and in emerging technologies, including AI, as well as the adoption of new standards
•Variations in sales channels, product costs, mix of products sold, or mix of direct sales and indirect sales
•The timing, size, and mix of orders from customers
•Manufacturing and customer lead times
•Fluctuations in our gross margins, and the factors that contribute to such fluctuations
•The ability of our direct sale customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially in the event of direct sale customers, channel partner, contract manufacturer or supplier financial problems
•Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements
•How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges
•Our ability to achieve targeted cost reductions
•Benefits anticipated from our investments
•Changes in tax laws or accounting rules, or interpretations thereof
As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could materially harm our business, results of operations, and financial condition.
Our operating results may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment.
Challenging global economic conditions, including tariffs or other trade barriers, rising inflation, or other changes, have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service provider and cloud as well as enterprise and other customer markets; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.
The global macroeconomic environment can be challenging and uncertain. For example, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the on-going Russia and Ukraine war, Middle East conflicts and wars, and China-Taiwan relations), and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions were to deteriorate, we may experience material harm to our business, operating results, and financial condition.
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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, which can be exacerbated during periods when the global macroenvironment is challenging and can result in market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have also experienced periods of time during which shipments have exceeded net bookings or manufacturing issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be negatively impacted if such matters occur and are not remediated within the same quarter.
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
Our growth and ability to meet customer demands depend in part on our ability to obtain timely deliveries of parts from our suppliers and contract manufacturers. We have experienced component shortages in the past, including shortages caused by manufacturing process issues, that have affected our operations, including longer than normal lead times. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues at our suppliers or contract manufacturers, capacity problems experienced by our suppliers or contract manufacturers including capacity or cost problems resulting from industry consolidation, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project component demand and to establish optimal component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays the price of components may increase, or the components may not be available at all, and we may also encounter shortages if we do not accurately anticipate our needs. We may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
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
We believe that we may be faced with the following challenges in the future: new markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity; as we acquire companies and new technologies, we may be dependent on unfamiliar supply chains or relatively small supply partners; and we face competition for certain components that are supply-constrained from existing competitors and companies in other markets.
Manufacturing capacity and component supply constraints could be significant issues for us as they have been in certain prior periods. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. When facing component supply-related challenges, we have increased our efforts in procuring components in order to meet customer expectations, such as we have done in past periods due to supply constraints, which in turn contributes to an increase in inventory and purchase commitments. In fiscal 2025, we entered into additional purchase commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet demand from webscale and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026. These past efforts and additional purchase commitments significantly increased our supply chain exposure, which resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. On August 26, 2025, we settled a legal dispute with a supplier relating to purchase obligations arising under long-term supply arrangements, which resulted in a charge to product cost of sales, which is described in Note 21 to the Consolidated Financial Statements. The remaining and new supply chain exposures include potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are otherwise unable to mitigate these supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Although our product gross margin increased in fiscal 2025, our level of product gross margins has declined in certain prior periods, and could decline in future periods due to adverse impacts from various factors, including:
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
Sales to the service provider and cloud market have been characterized by large and sporadic purchases, especially relating to our router sales and sales of certain other Networking and Collaboration products, in addition to longer sales cycles. Although service provider and cloud product orders increased during fiscal 2025, service provider and cloud market product orders decreased in fiscal 2024, and at various times in the past we have experienced significant weakness in product orders from the service provider and cloud market. Product orders from the service provider and cloud market could decline in the future and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Products in the service provider and cloud market could also face a high degree of customer concentration, with bespoke product designs and features that would be difficult to sell to alternate customers should the primary customer reduce its product orders with Cisco. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service provider and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have negatively impacted our business and operating results in the past, and could materially harm our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
Disruption of or changes in our distribution model could harm our sales and margins.
If we fail to manage distribution of our products and services properly, or if our distributors’ financial condition or operations weaken, our revenue and gross margins could be negatively impacted. A substantial portion of our products and services is sold through our channel partners, and the remainder is sold through direct sales. Our channel partners include systems integrators, service providers, other third-party resellers, and distributors. Systems integrators and service providers typically sell directly to end users and often provide system installation, technical support, professional services, and other support services in addition to network equipment sales. Systems integrators also typically integrate our products into an overall solution, and a number of service providers are also systems integrators. Distributors stock inventory and typically sell to systems integrators, service providers, and other third-party resellers. We refer to sales through distributors as our two-tier system of sales to the end user. If sales through indirect channels increase, this may lead to greater difficulty in forecasting the mix of our products and, to a degree, the timing of orders from our customers.
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
We must manage inventory relating to sales to our distributors effectively, because inventory held by them could affect our results of operations. Our distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and the products of our competitors that are available to them, and in response to seasonal fluctuations in end-user demand. Our distributors are generally given business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in various cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of rapidly changing technology and customer requirements. When facing component supply-related challenges, we have in the past and may in the future increase our efforts in procuring components or enter additional purchase commitments with contract manufacturers and suppliers in order to meet customer expectations. If we ultimately determine that we have excess inventory, we may have to reduce our prices and write down inventory, which in turn could result in lower gross margins.
Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We currently incorporate AI technology in certain of our commercial offerings and in our business operations. Our research and development of AI technology remains ongoing. AI presents risks and challenges and may result in unintended consequences, including inadvertent disclosure or misuse of intellectual property, confidential, personal, and/or competitive information, that could affect our reputation, our further AI development or our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI capabilities to potentially improve our internal functions and operations also presents risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues and risks presented by its use, we may be unsuccessful in identifying or resolving issues and risks before they arise. The AI-related legal and regulatory landscape is constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could also give rise to legal and/or regulatory action (including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new and different applications of existing and new data protection, privacy, intellectual property, and other laws); damage our reputation; or otherwise materially harm our business.
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
The process of developing new technology, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as AI, security, observability, and cloud— is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking, security, or observability does not emerge as we believe it will, or these industries do not evolve as we believe they will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not timely introduce products related to these markets, or if such products or offerings that ultimately succeed in these markets are based on technology, or an approach to technology, that differs from ours, our business could be harmed. In addition, our business could be negatively impacted in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. We have also been seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of these efforts, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver or technology is incorrect or ineffective, our business could be harmed.
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
We are a party to a variety of claims, litigation and governmental investigations in the normal course of our business. Claims, litigation and governmental investigations may arise from a wide variety of business practices and initiatives, including major new product releases, significant business transactions, warranty or product claims, employment practices, and regulation. Any claim, litigation or governmental investigation can be costly, lengthy, and disruptive to normal business operations. For example, on August 26, 2025, we settled a legal dispute with a supplier relating to purchase obligations arising under long-term supply arrangements, which resulted in a charge to product cost of sales, which is described in Note 21 to the Consolidated Financial Statements. Moreover, the results of complex legal proceedings are difficult to predict, and management's view of these matters may change in the future. An unfavorable resolution of claims, litigation or governmental investigations could materially harm our business, operating results, or financial condition. For additional information regarding certain of the matters in which we are involved, see Note 14 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
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
As of the end of fiscal 2025, we have senior unsecured notes outstanding in an aggregate principal amount of $24.8 billion that mature at specific dates from calendar year 2026 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $3.5 billion in commercial paper notes outstanding under this program as of July 26, 2025. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by matters relating to environmental, social, and governance and/or our reporting of such matters.
We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters, such as environmental sustainability and climate change, both in the United States and internationally. Any initiatives, goals, or commitments we disclose in this regard involve risks and uncertainties and could be difficult to achieve and costly to implement. For example, in September 2021, we announced our goal to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the enhanced power efficiency of our products, the adoption of renewable energy at customer and supplier sites, and the adoption of certain of our products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero goal or other initiatives, goals, or commitments. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or otherwise successfully manage investor or other stakeholder expectations on these matters, could negatively impact our reputation or otherwise harm our business.
Risks Related to Intellectual Property
Our proprietary rights may prove difficult to enforce.
We generally rely on patents, copyrights, trademarks, and trade secret laws to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and other patent applications are currently pending, there can be no assurance that any of these patents or other proprietary rights will not be challenged, invalidated, or circumvented or that our rights will, in fact, provide competitive advantages to us. Furthermore, many key aspects of our technology are governed by industry-wide standards, which are usable by all market entrants. In addition, there can be no assurance that patents will be issued from pending applications or that claims allowed on any patents will be sufficiently broad to protect our technology. Additionally, some U.S. governmental entities and courts have expressed a position that U.S. copyright and patent protection should be limited to protecting inventions and works of authorship created by humans. Therefore, U.S. copyright or patent protection for inventions or works developed in part or wholly by generative AI tools may be limited, or not available at all. In addition, the laws of some foreign countries may not protect our proprietary rights to the same extent as do the laws of the United States. The outcome of any actions taken in these foreign countries may be different than if such actions were determined under the laws of the United States. Although we are not dependent on any individual patents or group of patents for particular segments of the business in which we compete, if we are unable to protect our proprietary rights to the totality of the features (including aspects of products protected other than by patent rights) in a market, we may find ourselves at a competitive disadvantage to others who need not incur the substantial expense, time, and effort required to create innovative products that have enabled us to be successful.
We may be found to infringe on intellectual property rights of others.
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the information technology field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards, including injunctive relief, that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially harmed. For additional information regarding our indemnification obligations, see Note 14(e) to the Consolidated Financial Statements contained in this report. Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Further, in the past, third parties have made infringement and similar claims after we have acquired technology that had not been asserted prior to our acquisition.
We rely on the availability of third-party licenses.
Many of our commercial offerings are designed to include software or other intellectual property licensed from third parties. It may be necessary in the future to seek or renew licenses relating to various aspects of these products. There can be no assurance that the necessary licenses would be available on acceptable terms, if at all. The inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could materially harm our business, operating results, and financial condition. Moreover, the inclusion in our commercial offerings of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect our proprietary rights in our products.
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
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated and difficult to predict and protect against. Furthermore, the emergence and maturation of AI capabilities has led to new and/or more effective methods of cyber attacks. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by employees, contingent workers, and malicious actors. Additionally, nation-state actors or their agents have in the past successfully attacked our IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict or other geopolitical tensions. Further, a cyber attack, vulnerability exploitation, or other incident could go undetected and persist in our environments, or those of our customers or third-party providers upon which we rely, for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or being lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to direct or indirect liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, operating results, and financial condition.
Vulnerabilities and critical security defects, prioritization decisions regarding remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner or deciding not to upgrade our solutions to those with security updates or security enhancements applied could result in claims of liability against us, damage our reputation, or otherwise materially harm our business.
The products and services (together, our “solutions”) we sell to customers, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, or other means), which have not been remedied or cannot be disclosed without compromising security. We also make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop and test a remedy and the remedy may ultimately be insufficient to fully fix the issue or may be found to create other issues. In addition, workarounds or other mitigation efforts in certain instances have not been, and in the future may not be, available or sufficient to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied (such as to install additional malware to further compromise customers’ systems), or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development or a changed deployment. Additionally, customers may also desire to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, decide not to upgrade to the latest versions of our solutions containing security updates or security enhancements, configure our solutions in insecure ways, or fail to sufficiently monitor activity on those solutions, they are left vulnerable. In addition, we rely on third-party providers of software (including open source) and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner, deciding not to upgrade solutions, or configuring our solutions in insecure ways could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect and appropriately use data could result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Global privacy and data protection-related laws and regulations, including cybersecurity laws, are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, use or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal and regulatory obligations are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) applies to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal data for both ourselves and our customers. Additionally, we are subject to California’s Consumer Privacy Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of personal data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to the use of data and protecting data from unauthorized access, use, or other processing, could subject us to claims of liability, or give rise to legal and/or regulatory action, damage our reputation, and/ or otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers' procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, AI, privacy, cybersecurity, operational resilience, environmental sustainability (including climate change), human rights, product certification, product and digital accessibility, country of origin, and national security and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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
(a)Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. There were 30,790 registered stockholders as of August 28, 2025.
(b)None.
(c)Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 27, 2025 to May 24, 2025	7	$60.71	7	$15,023
May 25, 2025 to June 21, 2025	5	$64.63	5	$14,659
June 22, 2025 to July 26, 2025	7	$68.36	7	$14,174
Total	19	$64.65	19
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 26, 2025, the remaining authorized amount for stock repurchases under this program is approximately $14.2 billion with no termination date.
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

$350
$300
$250
$200
$150
$100
$50
$0
July 2020
July 2021
July 2022
July 2023
July 2024
July 2025
Cisco Systems, Inc.
S&P 500
S&P 500 Information Technology

	July 2020	July 2021	July 2022	July 2023	July 2024	July 2025
Cisco Systems, Inc.	$100.00	$123.13	$103.83	$123.09	$116.78	$172.19
S&P 500	$100.00	$108.39	$150.48	$143.50	$161.94	$232.22
S&P Information Technology	$100.00	$147.03	$138.92	$176.00	$235.11	$292.59

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Cisco designs and sells a broad range of technologies that help to power, secure, and draw insights from the Internet. We are incorporating artificial intelligence (AI) into our product portfolios across networking, security, collaboration and observability as well as integrating our products more tightly together. We are simplifying how our technology is delivered, managed and optimized and helping customers maximize the business value of their technology investments.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 26, 2025	July 27, 2024	Variance		July 26, 2025	July 27, 2024	Variance
Revenue	$14,673	$13,642	8%		$56,654	$53,803	5%
Gross margin percentage	63.2%	64.4%	(1.2)	pts	64.9%	64.7%	0.2	pts
Research and development	$2,380	$2,179	9%		$9,300	$7,983	16%
Sales and marketing	$2,818	$2,841	(1)%		$10,966	$10,364	6%
General and administrative	$706	$763	(8)%		$2,992	$2,813	6%
Total R&D, sales and marketing, general and administrative	$5,904	$5,783	2%		$23,258	$21,160	10%
Total as a percentage of revenue	40.2%	42.4%	(2.2)	pts	41.1%	39.3%	1.8	pts
Restructuring and other charges included in operating expenses	$35	$112	(69)%		$744	$789	(6)%
Operating income as a percentage of revenue	21.0%	19.2%	1.8	pts	20.8%	22.6%	(1.8)	pts
Interest and other income (loss), net	$(88)	$(222)	(60)%		$(660)	$53	NM
Income tax percentage	15.0%	9.8%	5.2	pts	8.3%	15.6%	(7.3)	pts
Net income	$2,550	$2,162	18%		$10,180	$10,320	(1)%
Net income as a percentage of revenue	17.4%	15.8%	1.6	pts	18.0%	19.2%	(1.2)	pts
Earnings per share—diluted	$0.64	$0.54	19%		$2.55	$2.54	—%
Percentages may not recalculate due to rounding.
NM — Not meaningful

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fiscal 2025 Compared with Fiscal 2024
In fiscal 2025, we delivered strong revenue growth across all geographies and solid margins as we saw a positive demand environment. Total revenue increased by 5% compared with fiscal 2024. Our results for fiscal 2025 include a full year of Splunk's results compared to approximately four months for fiscal 2024. Within total revenue, product revenue increased by 6% and services revenue increased by 3%. In fiscal 2025, total software revenue was $22.3 billion, an increase of 21%, driven by the contribution of Splunk. Total subscription revenue increased 15%, driven by the contribution of Splunk.
Total gross margin increased by 0.2 percentage points. Product gross margin increased by 0.2 percentage points, driven by benefits from Splunk and productivity improvements, partially offset by negative impacts from pricing, a charge as a result of a legal dispute with a supplier, and the amortization of purchased intangible assets primarily related to Splunk. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, increased by 1.8 percentage points. Operating income as a percentage of revenue decreased by 1.8 percentage points primarily due to increases in amortization of purchased intangible assets and share-based compensation expense in fiscal 2025, and a charge in the fourth quarter of fiscal 2025 as a result of a legal dispute with a supplier. Diluted earnings per share was flat compared with fiscal 2024.
In terms of our geographic segments, revenue from the Americas increased by $1.7 billion, EMEA revenue increased by $0.7 billion and revenue in our APJC segment increased by $0.5 billion. From a customer market perspective, product revenue growth was led by the enterprise market and the service provider and cloud market. The revenue increase in our service provider and cloud market was driven by AI infrastructure revenue from webscale customers. From a product category perspective, the product revenue increased 6% year over year, driven by a growth in revenue in Security of 59%, Observability of 26%, and Collaboration of 1%, partially offset by a decline in Networking of 3%. The product revenue growth in Security and Observability were each driven in large part by the contribution of Splunk.
We continue to operate in a highly competitive environment, and one that is complex especially with respect to tariffs and trade policy. We plan to continue to invest in key priority areas with the objective of driving profitable growth over the long term. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations and on accelerating innovation across our portfolio. We believe that we are making progress on our strategic priorities.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2025, as compared with the fourth quarter of fiscal 2024, total revenue increased by 8%. Within total revenue, product revenue increased by 10% and services revenue was flat. With regard to our geographic segment performance, on a year-over-year basis, revenue in Americas increased by 9%, EMEA increased by 4% and APJC increased by 7%. From a product category perspective, we experienced product revenue growth in Networking, Security, Observability, and Collaboration. Total gross margin decreased by 1.2 percentage points, driven primarily by a charge as a result of a legal dispute with a supplier. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 2.2 percentage points. Operating income as a percentage of revenue increased by 1.8 percentage points primarily driven by lower amortization of purchased intangible assets, lower restructuring and other charges, and a decrease in cash compensation expenses from acquisitions, partially offset by a charge as a result of a legal dispute with a supplier. Diluted earnings per share increased by 19%, primarily driven by the revenue increase and the increase in our operating margin percentage.
Strategy and Priorities
In today's digital-first world, businesses and organizations globally are deploying technology to pursue their strategic objectives, from accelerating growth to enhancing operational efficiency and fostering innovation. Our strategy is to securely connect everything to make those desired outcomes possible.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2025 compared with fiscal 2024 (in millions):

	Fiscal 2025	Fiscal 2024
Cash and cash equivalents and investments	$16,110	$17,854
Cash provided by operating activities	$14,193	$10,880
Remaining performance obligations	$43,533	$41,048
Repurchases of common stock—stock repurchase program	$5,995	$5,764
Dividends paid	$6,437	$6,384
Inventories	$3,164	$3,373
Total debt	$28,093	$30,962

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
Revenue Recognition
We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations, resulting in contracts that may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and SaaS as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and customers that we sell to directly. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers’ right of return in determining the transaction price, where applicable. If actual credits received by customers under these programs were to deviate significantly from our estimates, which are based on historical experience, our revenue could be adversely affected.
See Note 3 to the Consolidated Financial Statements for more details.
Inventory Valuation and Liability for Purchase Commitments with Contract Manufacturers and Suppliers
Inventory is written down based on excess and obsolete inventories, determined primarily by future demand forecasts. Inventory write-downs are measured as the difference between the cost of the inventory and net realizable value, based upon assumptions about future demand, and are charged to the provision for inventory. At the point of the loss recognition, a new, lower cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

We record a provision for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. Both provisions are a component of cost of sales.
Our total provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers were $493 million, $819 million, and $730 million in fiscal 2025, 2024, and 2023, respectively. If there were to be a sudden and significant decrease in demand for our products, or a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, then we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs, and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain” under Item 7 of this report.
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in fiscal 2025, 2024, and 2023. For the annual impairment testing in fiscal 2025, the excess of the fair value over the carrying value for each of our reporting units was $56.5 billion for the Americas, $80.1 billion for EMEA, and $32.9 billion for APJC.
During the fourth quarter of fiscal 2025, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 8.3%, 15.6%, and 17.7% in fiscal 2025, 2024, and 2023, respectively.
Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Although we believe our reserves are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. We adjust these reserves due to changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, and the related net interest and penalties.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Subsequent to the issuance of our earnings release on August 13, 2025, we settled a legal dispute with a supplier, resulting in a GAAP charge to product cost of sales, which is described in Note 21 to the Consolidated Financial Statements. The information in this Annual Report on Form 10-K supersedes the information contained in our earnings release.
A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2024 compared to fiscal 2023 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 27, 2024, filed with the SEC on September 5, 2024.
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars	Variance in Percent
Revenue:
Product	$41,608	$39,253	$43,142	$2,355	6%
Percentage of revenue	73.4%	73.0%	75.7%
Services	15,046	14,550	13,856	496	3%
Percentage of revenue	26.6%	27.0%	24.3%
Total	$56,654	$53,803	$56,998	$2,851	5%
Amounts may not sum and percentages may not recalculate due to rounding.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars	Variance in Percent
Revenue:
Americas	$33,656	$31,971	$33,447	$1,685	5%
Percentage of revenue	59.4%	59.4%	58.7%
EMEA	14,824	14,117	15,135	707	5%
Percentage of revenue	26.2%	26.2%	26.6%
APJC	8,174	7,716	8,417	458	6%
Percentage of revenue	14.4%	14.3%	14.8%
Total	$56,654	$53,803	$56,998	$2,851	5%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2025 increased by 5% compared with fiscal 2024. Product revenue increased by 6% and services revenue increased by 3%. Our total revenue reflected growth across each of our geographic segments.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$24,637	$23,142	$25,019	$1,495	6%
Percentage of product revenue	59.2%	59.0%	58.0%
EMEA	11,122	10,645	11,866	477	4%
Percentage of product revenue	26.7%	27.1%	27.5%
APJC	5,849	5,466	6,257	383	7%
Percentage of product revenue	14.1%	13.9%	14.5%
Total	$41,608	$39,253	$43,142	$2,355	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment increased by 6%, with growth in the enterprise market and the service provider and cloud market. The growth in the service provider and cloud market was driven by AI infrastructure revenue from webscale customers. These increases were partially offset by a decline in the public sector market. From a country perspective, product revenue increased in the United States, Canada, and Brazil by 7%, 4%, and 8%, respectively.
EMEA
Product revenue in the EMEA segment increased by 4%, driven by growth in the public sector and enterprise markets, partially offset by a slight decline in the service provider and cloud market. From a country perspective, product revenue increased in the United Kingdom, Germany, and France by 9%, 4%, and 6%, respectively.
APJC
Product revenue in the APJC segment increased by 7%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, Australia, India, and China by 7%, 11%, 11%, and 10% respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars	Variance in Percent
Product revenue:
Networking	$28,304	$29,229	$34,570	$(925)	(3)%
Security	8,094	5,075	3,859	3,019	59%
Collaboration	4,154	4,113	4,052	41	1%
Observability	1,055	837	661	218	26%
Total	$41,608	$39,253	$43,142	$2,355	6%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category decreased by 3%, or $0.9 billion. Revenue declined across the portfolio as a result of product shipments returning to normalized levels during the first half of fiscal 2025 from the elevated levels of product shipments we experienced in the first half of fiscal 2024. Within the portfolio, the revenue decline was primarily driven by servers. We also experienced a revenue decline in switching as a result of a decline in campus switching.
Security
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category increased by 59%, or $3.0 billion, primarily driven by Threat Intelligence, Detection, and Response offerings, which includes the offerings from Splunk, and to a lesser extent, growth in our SASE and Network Security offerings.
Collaboration
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased 1%, or $41 million, primarily driven by revenue growth in our Collaboration Devices, CPaaS and Contact Center offerings, partially offset by a decline in our Webex Suite offerings.
Observability
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased by 26%, or $218 million, primarily driven by our Observability Suite offerings from Splunk and growth in our ThousandEyes network services offerings, partially offset by a decline in monitoring and analytics.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$9,019	$8,829	$8,427	$190	2%
Percentage of service revenue	59.9%	60.7%	60.8%
EMEA	3,702	3,472	3,269	230	7%
Percentage of service revenue	24.6%	23.9%	23.6%
APJC	2,325	2,249	2,160	76	3%
Percentage of service revenue	15.5%	15.5%	15.6%
Total	$15,046	$14,550	$13,856	$496	3%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue increased 3%, primarily driven by software, cloud and virtualization support from Splunk and product offering support services. Services revenue increased across each of our geographic segments.
Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 26, 2025	July 27, 2024	July 29, 2023	July 26, 2025	July 27, 2024	July 29, 2023
Gross margin:
Product	$26,487	$24,914	$26,552	63.7%	63.5%	61.5%
Services	10,303	9,914	9,201	68.5%	68.1%	66.4%
Total	$36,790	$34,828	$35,753	64.9%	64.7%	62.7%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2024 to fiscal 2025:

Product Gross Margin Percentage
Fiscal 2024	63.5%
Productivity (1)	2.0%
Product pricing	(1.6)%
Mix of products sold	1.1%
Legal dispute with supplier	(0.8)%
Amortization of purchased intangible assets	(0.4)%
Others	(0.1)%
Fiscal 2025	63.7%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin increased by 0.2 percentage points primarily driven by benefits from Splunk and productivity improvements, partially offset by negative impacts from pricing, a charge as a result of a legal dispute with a supplier, and amortization of purchased intangible assets primarily related to Splunk. The productivity improvements were primarily driven

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

by the effects of higher shipment volume and lower total provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers.
Supply Chain Impacts and Risks
In past periods, we took multiple actions in order to mitigate component shortages and address significant supply constraints, which resulted in the need to secure long-term supply and increased our inventory supply chain balances compared to historical levels. In fiscal 2025, we entered into additional purchase commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet demand from webscale and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026. These actions and additional purchase commitments have in turn significantly increased our supply chain exposure, which has resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. In addition, on August 26, 2025, we settled a legal dispute with a supplier relating to purchase obligations arising under long-term supply arrangements, which resulted in a charge to product cost of sales, which is described in Note 21 to the Consolidated Financial Statements. The remaining and new supply chain exposures include potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are otherwise unable to mitigate these supply chain exposures. Additionally, while we are exposed to new and proposed tariffs and other trade policies, the extent of such exposure is uncertain but could be significant if the exposure remains and we are unable to mitigate it.
Services Gross Margin
Our services gross margin percentage increased by 0.4 percentage points primarily due to higher sales volume and lower delivery costs, partially offset by higher headcount-related costs.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 26, 2025	July 27, 2024	July 29, 2023	July 26, 2025	July 27, 2024	July 29, 2023
Gross margin:
Americas	$22,962	$21,372	$21,350	68.2%	66.8%	63.8%
EMEA	10,545	9,755	10,016	71.1%	69.1%	66.2%
APJC	5,431	5,187	5,424	66.4%	67.2%	64.4%
Segment total	38,938	36,312	36,788	68.7%	67.5%	64.5%
Unallocated corporate items (1)	(2,148)	(1,484)	(1,035)
Total	$36,790	$34,828	$35,753	64.9%	64.7%	62.7%
(1) The unallocated corporate items include the effects of amortization and impairments of acquisition-related intangible assets, share-based compensation expense, significant litigation settlements (which includes the supplier-related legal settlement as described in Note 21 to the Consolidated Financial Statements) and other contingencies, charges related to asset impairments and restructurings, and certain other charges. We do not allocate these items to the gross margin for each segment because management does not include such information in measuring the performance of the operating segments.
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
The APJC segment had a gross margin percentage decrease driven primarily by pricing erosion and lower services gross margin, partially offset by positive impacts from productivity improvements and favorable product mix.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars	Variance in Percent
Research and development	$9,300	$7,983	$7,551	$1,317	16%
Percentage of revenue	16.4%	14.8%	13.2%
Sales and marketing	10,966	10,364	9,880	602	6%
Percentage of revenue	19.4%	19.3%	17.3%
General and administrative	2,992	2,813	2,478	179	6%
Percentage of revenue	5.3%	5.2%	4.3%
Total	$23,258	$21,160	$19,909	$2,098	10%
Percentage of revenue	41.1%	39.3%	34.9%
R&D Expenses
R&D expenses increased primarily due to higher headcount-related expenses reflecting our investments in AI, share-based compensation expense, cash compensation expenses from acquisitions, and discretionary spending.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher headcount-related expenses, cash compensation expenses from acquisitions, share-based compensation expense, and discretionary spending, partially offset by lower contracted services spending.
G&A Expenses
G&A expenses increased primarily due to higher headcount-related expenses, share-based compensation expense, and discretionary spending, partially offset by lower acquisition-related costs and lower contracted services spending.
Effect of Foreign Currency
In fiscal 2025, foreign currency fluctuations, net of hedging, decreased the combined R&D, sales and marketing, and G&A expenses by approximately $16 million, or 0.1%, compared with fiscal 2024.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Amortization of purchased intangible assets:
Cost of sales	$1,174	$955	$649
Operating expenses	1,028	698	282
Total	$2,202	$1,653	$931
The increase in amortization of purchased intangible assets was primarily due to the acquisition of Splunk and other recent acquisitions, partially offset by certain purchased intangible assets that became fully amortized in larger part from our fiscal 2021 acquisition of Acacia, and lower impairment charges in fiscal 2025. Impairment charges related to purchased intangible assets were $40 million and $145 million for fiscal 2025 and fiscal 2024, respectively. The impairment charges were a result of declines in estimated fair values resulting from the reductions in or the elimination of expected future cash flows associated with certain in-process research and development and technology intangible assets.
Restructuring and Other Charges
We recognized total restructuring and other charges, which are included in operating expenses, of $744 million and $789 million in fiscal 2025 and 2024, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. This restructuring plan is expected to impact approximately 7% of our global workforce with estimated pre-tax charges of approximately $1 billion. In connection with this restructuring plan, we incurred charges of $744 million during fiscal 2025. We expect this plan to be substantially completed by the end of the second quarter of fiscal 2026.
In the third quarter of fiscal 2024, we initiated a restructuring plan in order to realign the organization and enable further investment in key priority areas. In connection with this plan, we incurred charges of $654 million for fiscal 2024 and the plan is complete.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Operating income	$11,760	$12,181	$15,031
Operating income as a percentage of revenue	20.8%	22.6%	26.4%
Operating income decreased by 3%, and as a percentage of revenue operating income decreased by 1.8 percentage points. These changes resulted primarily from higher share-based compensation expense, higher amortization of purchased intangible assets, a charge as a result of a legal dispute with a supplier, and higher cash compensation expenses from acquisitions.
Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars
Interest income	$1,001	$1,365	$962	$(364)
Interest expense	(1,593)	(1,006)	(427)	(587)
Interest income (expense), net	$(592)	$359	$535	$(951)
The decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The increase in interest expense was primarily driven by a higher average balance of debt outstanding during the period.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2025 vs. 2024
	July 26, 2025	July 27, 2024	July 29, 2023	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(100)	$(67)	$(21)	$(33)
Marketable equity investments	126	65	37	61
Privately held investments	56	(164)	(193)	220
Net gains (losses) on investments	82	(166)	(177)	248
Other gains (losses), net	(150)	(140)	(71)	(10)
Other income (loss), net	$(68)	$(306)	$(248)	$238
The change in our other income (loss), net was primarily driven by lower impairment charges, higher unrealized gains on our privately held investments, and higher gains on our marketable equity investments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 8.3% for fiscal 2025, compared with 15.6% for fiscal 2024. The net 7.3 percentage points decrease in the effective tax rate was primarily due to a $720 million tax benefit related to the U.S. Tax Court opinion issued during the first quarter of fiscal 2025 regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cut and Job Act ("Tax Act") (our fiscal 2018) and an increase in stock-based compensation windfall.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 26, 2025	July 27, 2024	Increase (Decrease)
Cash and cash equivalents	$8,346	$7,508	$838
Available-for-sale debt investments	7,381	9,865	(2,484)
Marketable equity securities	383	481	(98)
Total	$16,110	$17,854	$(1,744)
The net decrease in cash and cash equivalents and investments from fiscal 2024 to fiscal 2025 was primarily driven by cash returned to stockholders in the form of cash dividends of $6.4 billion and repurchases of common stock of $6.0 billion, net repayments of debt and short-term borrowing of $2.8 billion, and capital expenditures of $0.9 billion. These uses of cash were partially offset by net cash provided by operating activities of $14.2 billion. The net cash provided by operating activities during fiscal 2025 benefited from lower tax payments.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 26, 2025 and July 27, 2024, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Net cash provided by operating activities	$14,193	$10,880	$19,886
Acquisition of property and equipment	(905)	(670)	(849)
Free cash flow	$13,288	$10,210	$19,037
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 26, 2025	$1.62	$6,437	105	$56.53	$5,995	$12,432
July 27, 2024	$1.58	$6,384	117	$49.45	$5,764	$12,148
July 29, 2023	1.54	6,302	88	48.49	$4,271	$10,573
On August 13, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on October 22, 2025, to all stockholders of record as of the close of business on October 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $14.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 26, 2025	July 27, 2024	Increase (Decrease)
Accounts receivable, net	$6,701	$6,685	$16
Our accounts receivable net, as of July 26, 2025 was flat year over year as the increase in the amount of product and service billings was substantially offset by improved shipment linearity in the fourth quarter of fiscal 2025.

Inventory Supply Chain  The following table summarizes our inventories and inventory purchase commitments with contract manufacturers and suppliers (in millions):

	July 26, 2025	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Inventories	$3,164	$3,373	$3,644	$(209)	$(480)
Inventory purchase commitments	$7,599	$5,158	$7,253	$2,441	$346
Inventory deposits and prepayments	$825	$973	$1,109	$(148)	$(284)
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 26, 2025	July 27, 2024	July 29, 2023	Variance vs. July 27, 2024	Variance vs. July 29, 2023
Less than 1 year	$7,202	$3,952	$5,270	$3,250	$1,932
1 to 3 years	320	1,085	1,783	(765)	(1,463)
3 to 5 years	77	121	200	(44)	(123)
Total(1)	$7,599	$5,158	$7,253	$2,441	$346
(1) The purchase commitments with contract manufacturers and suppliers as of July 26, 2025 has been reduced to give effect to the settlement of a legal dispute with a supplier over purchase obligations arising under certain long-term supply arrangements. See Note 21 to the Consolidated Financial Statements.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory as of July 26, 2025 decreased by 6% and inventory purchase commitments with contract manufacturers and suppliers increased by 47% from our balances at the end of fiscal 2024. The combined increase of 26% in our inventory and inventory purchase commitments as compared with the end of fiscal 2024 was primarily related to commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet the demand from webscale and other customers. We expect our inventory balances may increase in future quarters as we work to fulfill this demand.
In addition, we have increased our levels of inventory in recent years in order to help mitigate risks in our supply chain, and began increasing our inventory supply chain balances starting in fiscal 2021 in order to address significant supply constraints seen industry-wide at the time. The increases were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and to address extended lead times, as well as advance payments with suppliers to secure future supply, as a result of the supply constraints. Our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 26, 2025	July 27, 2024	Increase (Decrease)
Loan receivables, net	$5,591	$5,808	$(217)
Lease receivables, net	936	906	30
Total, net	$6,527	$6,714	$(187)
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
The volume of channel partner financing was $24.9 billion, $27.1 billion, and $32.1 billion in fiscal 2025, 2024, and 2023, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.2 billion as of July 26, 2025 and July 27, 2024, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 26, 2025, the total maximum potential future payments related to these guarantees was approximately $123 million, of which approximately $13 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	July 26, 2025	July 27, 2024
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$—	$500
4.90%	February 26, 2026	1,000	1,000
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.55%	February 24, 2028	1,000	—
4.85%	February 26, 2029	2,500	2,500
4.75%	February 24, 2030	1,000	—
4.95%	February 26, 2031	2,500	2,500
4.95%	February 24, 2032	1,000	—
5.05%	February 26, 2034	2,500	2,500
5.10%	February 24, 2035	1,250	—
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.50%	February 24, 2055	750	—
5.35%	February 26, 2064	1,000	1,000
Total		$24,750	$20,250
In February 2025, we issued senior notes for an aggregate principal amount of $5.0 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 26, 2025.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $3.5 billion and $10.9 billion in commercial paper notes outstanding as of July 26, 2025, and July 27, 2024, respectively.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of July 26, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 26, 2025	July 27, 2024	Increase (Decrease)
Product	$21,572	$20,055	$1,517
Services	21,961	20,993	968
Total	$43,533	$41,048	$2,485

Short-term RPO	$21,723	$20,882	$841
Long-term RPO	21,810	20,166	1,644
Total	$43,533	$41,048	$2,485
Total remaining performance obligations increased 6% in fiscal 2025. Remaining performance obligations for product increased 8% and remaining performance obligations for services increased 5%, compared to fiscal 2024. We expect approximately 50% of total remaining performance obligations to be recognized as revenue over the next 12 months.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 26, 2025	July 27, 2024	Increase (Decrease)
Product	$13,490	$13,219	$271
Services	15,289	15,256	33
Total	$28,779	$28,475	$304
Reported as:
Current	$16,416	$16,249	$167
Noncurrent	12,363	12,226	137
Total	$28,779	$28,475	$304
Total deferred revenue increased 1% in fiscal 2025. The increase in deferred product revenue of 2% was primarily due to increased deferrals related to our recurring software offerings. Deferred service revenue was flat year over year.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 26, 2025 (in millions):

	PAYMENTS DUE BY PERIOD
July 26, 2025	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,748	$429	$569	$381	$369
Purchase commitments with contract manufacturers and suppliers	7,599	7,202	320	77	—
Other purchase obligations	8,136	2,399	3,247	2,383	107
Long-term debt	24,753	1,751	4,502	3,500	15,000
Transition tax payable	1,595	1,595	—	—	—
Other long-term liabilities	1,745	—	298	221	1,226
Total by period	$45,576	$13,376	$8,936	$6,562	$16,702
Other long-term liabilities (uncertainty in the timing of future payments)	2,240
Total	$47,816

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Leases  For more information on our operating leases, see Note 8 to the Consolidated Financial Statements.
Purchase Commitments with Contract Manufacturers and Suppliers  We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments are directly with suppliers and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. The purchase commitments with contract manufacturers and suppliers as of July 26, 2025 has been reduced to give effect to the settlement of a legal dispute with a supplier over purchase obligations arising under certain long-term supply arrangements. See Note 21 to the Consolidated Financial Statements. We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain.”
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
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $2.2 billion and deferred tax liabilities of $75 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 18 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
Of the total carrying value of our investments in privately held companies as of July 26, 2025, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.3 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments. See Note 10 to the Consolidated Financial Statements.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 26, 2025. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), plus 100 BPS, and plus 150 BPS. The hypothetical fair values as of July 26, 2025 and July 27, 2024 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 26, 2025	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$7,454	$7,430	$7,405	$7,381	$7,356	$7,332	$7,307

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 27, 2024	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$10,057	$9,993	$9,929	$9,865	$9,800	$9,736	$9,672
Financing Receivables As of July 26, 2025, our financing receivables had a carrying value of $6.5 billion, compared with $6.7 billion as of July 27, 2024. As of July 26, 2025, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 26, 2025, we had $24.8 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $24.6 billion, and the related fair value based on market prices was $25.0 billion. As of July 26, 2025, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, by a decrease or increase of approximately $0.8 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $383 million and $481 million as of July 26, 2025 and July 27, 2024, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. As of July 26, 2025, the total carrying amount of our investments in privately held investments was $1.9 billion and $1.8 billion as of July 26, 2025 and July 27, 2024, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.

Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 26, 2025		July 27, 2024
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$4,498	$(21)	$3,586	$(59)
Sold	$4,480	$22	$3,848	$60
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
Approximately 75% of our operating expenses are U.S.-dollar denominated. In fiscal 2025, foreign currency fluctuations, net of hedging, decreased our combined R&D, sales and marketing, and G&A expenses by approximately $16 million, or 0.1%, as compared with fiscal 2024. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 26, 2025 and July 27, 2024, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended July 26, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 26, 2025 and July 27, 2024, and the results of its operations and its cash flows for each of the three years in the period ended July 26, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 26, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition for Certain Products and Services
As described in Note 2 to the consolidated financial statements, the Company derives revenue from contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment, electronic delivery (or when the software is available for download by the customer), or once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. For the year ended July 26, 2025, the Company’s total revenue was $56.7 billion, of which the majority relates to certain product and services revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain products and services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as executed contracts, purchase orders, invoices, and proof of delivery; (ii) testing the appropriate amount and timing of revenue recognition based on the contractual terms identified in certain customer arrangements; and (iii) confirming a sample of outstanding customer invoice balances as of July 26, 2025 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 3, 2025
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 26, 2025. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ MARK PATTERSON
Charles H. Robbins	Mark Patterson
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 3, 2025	September 3, 2025

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 26, 2025	July 27, 2024
ASSETS
Current assets:
Cash and cash equivalents	$8,346	$7,508
Investments	7,764	10,346
Accounts receivable, net of allowance of $69 at July 26, 2025 and $87 at July 27, 2024	6,701	6,685
Inventories	3,164	3,373
Financing receivables, net	3,061	3,338
Other current assets	5,950	5,612
Total current assets	34,986	36,862
Property and equipment, net	2,113	2,090
Financing receivables, net	3,466	3,376
Goodwill	59,136	58,660
Purchased intangible assets, net	9,175	11,219
Deferred tax assets	7,356	6,262
Other assets	6,059	5,944
TOTAL ASSETS	$122,291	$124,413
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$5,232	$11,341
Accounts payable	2,528	2,304
Income taxes payable	1,857	1,439
Accrued compensation	3,611	3,608
Deferred revenue	16,416	16,249
Other current liabilities	5,420	5,643
Total current liabilities	35,064	40,584
Long-term debt	22,861	19,621
Income taxes payable	2,165	3,985
Deferred revenue	12,363	12,226
Other long-term liabilities	2,995	2,540
Total liabilities	75,448	78,956
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,960 and 4,007 shares issued and outstanding at July 26, 2025 and July 27, 2024, respectively	47,747	45,800
Retained earnings	50	1,087
Accumulated other comprehensive loss	(954)	(1,430)
Total equity	46,843	45,457
TOTAL LIABILITIES AND EQUITY	$122,291	$124,413
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
REVENUE:
Product	$41,608	$39,253	$43,142
Services	15,046	14,550	13,856
Total revenue	56,654	53,803	56,998
COST OF SALES:
Product	15,121	14,339	16,590
Services	4,743	4,636	4,655
Total cost of sales	19,864	18,975	21,245
GROSS MARGIN	36,790	34,828	35,753
OPERATING EXPENSES:
Research and development	9,300	7,983	7,551
Sales and marketing	10,966	10,364	9,880
General and administrative	2,992	2,813	2,478
Amortization of purchased intangible assets	1,028	698	282
Restructuring and other charges	744	789	531
Total operating expenses	25,030	22,647	20,722
OPERATING INCOME	11,760	12,181	15,031
Interest income	1,001	1,365	962
Interest expense	(1,593)	(1,006)	(427)
Other income (loss), net	(68)	(306)	(248)
Interest and other income (loss), net	(660)	53	287
INCOME BEFORE PROVISION FOR INCOME TAXES	11,100	12,234	15,318
Provision for income taxes	920	1,914	2,705
NET INCOME	$10,180	$10,320	$12,613

Net income per share:
Basic	$2.56	$2.55	$3.08
Diluted	$2.55	$2.54	$3.07
Shares used in per-share calculation:
Basic	3,976	4,043	4,093
Diluted	3,998	4,062	4,105
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Net income	$10,180	$10,320	$12,613
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(31), $(47), and $35 for fiscal 2025, 2024, and 2023, respectively	121	146	(78)
Net (gains) losses reclassified into earnings, net of tax expense (benefit) of $(37), $(14), and $(4) for fiscal 2025, 2024, and 2023, respectively	63	53	17
	184	199	(61)
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(7), $(30), and $(7) for fiscal 2025, 2024, and 2023, respectively	22	98	22
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $11, $12, and $15 for fiscal 2025, 2024, and 2023, respectively	(36)	(37)	(48)
	(14)	61	(26)
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $2, $2, and $19 for fiscal 2025, 2024, and 2023, respectively	306	(115)	134
Other comprehensive income (loss)	476	145	47
Comprehensive income	$10,656	$10,465	$12,660
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Cash flows from operating activities:
Net income	$10,180	$10,320	$12,613
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,811	2,507	1,726
Share-based compensation expense	3,641	3,074	2,353
Provision for receivables	24	34	31
Deferred income taxes	(1,133)	(972)	(2,085)
(Gains) losses on divestitures, investments and other, net	(38)	215	206
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(22)	(289)	734
Inventories	209	275	(1,069)
Financing receivables	214	76	1,102
Other assets	(499)	(671)	5
Accounts payable	257	(90)	27
Income taxes, net	(1,839)	(4,539)	1,218
Accrued compensation	(53)	(696)	651
Deferred revenue	248	1,220	2,326
Other liabilities	193	416	48
Net cash provided by operating activities	14,193	10,880	19,886
Cash flows from investing activities:
Purchases of investments	(4,589)	(4,230)	(10,871)
Proceeds from sales of investments	2,643	4,136	1,054
Proceeds from maturities of investments	4,943	6,367	5,978
Acquisitions, net of cash and cash equivalents acquired	(291)	(25,994)	(301)
Purchases of investments in privately held companies	(383)	(284)	(185)
Return of investments in privately held companies	306	202	90
Acquisition of property and equipment	(905)	(670)	(849)
Other	9	(5)	(23)
Net cash provided by (used in) investing activities	1,733	(20,478)	(5,107)
Cash flows from financing activities:
Issuances of common stock	736	714	700
Repurchases of common stock - repurchase program	(6,000)	(5,787)	(4,293)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,222)	(992)	(597)
Short-term borrowings, original maturities of 90 days or less, net	(31)	478	(602)
Issuances of debt	19,292	31,818	—
Repayments of debt	(22,073)	(9,826)	(500)
Repayments of Splunk convertible debt, net of capped call proceeds	—	(3,140)	—
Dividends paid	(6,437)	(6,384)	(6,302)
Other	(80)	(37)	(32)
Net cash provided by (used in) financing activities	(15,815)	6,844	(11,626)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(43)	(31)	(105)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	68	(2,785)	3,048
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	8,842	11,627	8,579
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of fiscal year	$8,910	$8,842	$11,627

Supplemental cash flow information:
Cash paid for interest	$1,500	$583	$376
Cash paid for income taxes, net	$3,892	$7,426	$3,571
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 30, 2022	4,110	$42,714	$(1,319)	$(1,622)	$39,773
Net income			12,613		12,613
Other comprehensive income (loss)				47	47
Issuance of common stock	57	700			700
Repurchase of common stock	(88)	(930)	(3,341)		(4,271)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(551)			(551)
Cash dividends declared ($1.54 per common share)			(6,302)		(6,302)
Share-based compensation		2,353			2,353
Other	—	3	(12)		(9)
BALANCE AT JULY 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			10,320		10,320
Other comprehensive income (loss)				145	145
Issuance of common stock	78	714			714
Repurchase of common stock	(117)	(1,292)	(4,472)		(5,764)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(20)	(997)			(997)
Cash dividends declared ($1.58 per common share)			(6,384)		(6,384)
Share-based compensation		3,074			3,074
Other		12	(16)		(4)
BALANCE AT JULY 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			10,180		10,180
Other comprehensive income (loss)				476	476
Issuance of common stock	80	736			736
Repurchase of common stock	(105)	(1,230)	(4,765)		(5,995)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(22)	(1,209)			(1,209)
Cash dividends declared ($1.62 per common share)			(6,437)		(6,437)
Share-based compensation		3,641			3,641
Other		9	(15)		(6)
BALANCE AT JULY 26, 2025	3,960	$47,747	$50	$(954)	$46,843
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2025, fiscal 2024 and fiscal 2023 were each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries and those of our investments consolidated under the voting interest method. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(b) Available-for-Sale Debt Investments  We classify our investments in fixed income securities as available-for-sale debt investments. Our available-for-sale debt investments primarily consist of U.S. government, U.S. government agency, non-U.S. government and agency, corporate debt, U.S. agency mortgage-backed securities, commercial paper and certificates of deposit. These available-for-sale debt investments are primarily held in the custody of a major financial institution. A specific identification method is used to determine the cost basis of available-for-sale debt investments sold. These investments are recorded in the Consolidated Balance Sheets at fair value and unrealized gains and losses on these investments are included as a separate component of accumulated other comprehensive income (loss) (AOCI), net of tax. We classify our investments as current based on the nature of the investments and their availability for use in current operations.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
(g) Financing Receivables and Guarantees  We provide financing arrangements, including loan receivables and lease receivables, for certain qualified channel partners and end-users to build, maintain, and upgrade their networks, and we record accrued interest on the portfolio. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services (including technical support and advanced services), and also may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of one year to three years on average. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average.
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
We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, generally with payment terms ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as a sale, and we receive a payment for the receivables from the third party based on our standard payment terms. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. We could be called upon to make payments under these guarantees if the channel partners do not pay. Deferred revenue relating to these financing arrangements is recorded in accordance with revenue recognition policies or for the fair value of the financing guarantees.
(h) Leases We lease real estate, information technology (IT) and other equipment and vehicles. We also have arrangements with certain suppliers and contract manufacturers which includes the leasing of dedicated space and equipment costs. Our leases have the option to extend or terminate the lease when it is reasonably certain that we will exercise that option.
As a lessee, we determine if an arrangement is a lease at commencement. Our right-of-use (ROU) lease assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments related to the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use incremental borrowing rates based on information available at the commencement date to determine the present value of our lease payments. Certain of our lease agreements contain variable lease payments. Our variable lease payments can fluctuate depending on the level of activity or the cost of certain services where we have elected to combine lease and non-lease components. While these payments are not included as part of our lease liabilities, they are recognized as variable lease expense in the period they are incurred.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
(i) Depreciation and Amortization  Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.7 billion for each of fiscal 2025, 2024, and 2023. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

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
(q) Revenue Recognition  We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations, resulting in contracts that may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can benefit from the product or service on its own or together with other resources that are readily available and whether our

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and SaaS as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis. We refer to our term software licenses, security software licenses, SaaS, and associated service arrangements as subscription offers. Revenue from subscription offers includes revenue recognized over time as well as upfront.
We recognize revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration we expect to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment, electronic delivery (or when the software is available for download by the customer), or once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. Our hardware and perpetual software licenses are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses include multiple performance obligations where the term licenses are recognized upfront upon transfer of control, with the associated software maintenance revenue recognized ratably over the contract term as services and software updates are provided. SaaS arrangements do not include the right for the customer to take possession of the software during the term, and therefore have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term as the customer consumes the services. On our product sales, we record consideration from shipping and handling on a gross basis within net product sales. We record our revenue net of any associated sales taxes. An allowance for future sales returns is established based on historical trends in product return rates and the related provision is recorded as a reduction to revenue.
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
We assess relevant contractual terms in our customer contracts to determine the transaction price. We apply judgment in identifying contractual terms and determining the transaction price as we may be required to estimate variable consideration when determining the amount of revenue to recognize. Variable consideration includes potential contractual penalties and various rebate, cooperative marketing and other incentive programs that we offer to our distributors, channel partners and direct sale customers. When determining the amount of revenue to recognize, we estimate the expected usage of these programs, applying the expected value or most likely estimate and update the estimate at each reporting period as actual utilization becomes available. We also consider the customers’ right of return in determining the transaction price, where applicable.
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
(r) Advertising Costs  We expense advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $186 million, $210 million, and $205 million for fiscal 2025, 2024, and 2023, respectively.
(s) Share-Based Compensation Expense  We measure and recognize the compensation expense for all share-based awards made to employees and directors, including restricted stock units (RSUs), performance-based restricted stock units (PRSUs), employee stock purchases related to the Employee Stock Purchase Plan (Employee Stock Purchase Rights) and employee stock options based on estimated fair values. Share-based compensation expense is reduced for forfeitures as they occur.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
(x) Use of Estimates  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:
•Revenue recognition
•Allowances for accounts receivable, sales returns, and financing receivables
•Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers
•Loss contingencies and product warranties
•Fair value measurements
•Valuation of goodwill and purchased intangible assets
•Income taxes
The actual results that we experience may differ materially from our estimates.
(y) Recent Accounting Updates Recently Adopted
Segment Reporting In November 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update that expands the disclosure requirements for reportable segments, primarily through enhanced disclosures around significant segment expenses. We adopted this accounting standard update for our fiscal 2025 Form 10-K with comparative periods updated to reflect additional disclosures. See Note 19.
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
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Product revenue:
Networking	$28,304	$29,229	$34,570
Security	8,094	5,075	3,859
Collaboration	4,154	4,113	4,052
Observability	1,055	837	661
Total Product	41,608	39,253	43,142
Services	15,046	14,550	13,856
Total revenue	$56,654	$53,803	$56,998
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Product	$17,783	$14,078	$11,931
Services	13,743	13,302	12,709
Total	$31,526	$27,380	$24,640
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $6.7 billion as of each of July 26, 2025 and July 27, 2024, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	July 26, 2025	July 27, 2024	July 29, 2023
Allowance for credit loss at beginning of fiscal year	$87	$85	$83
Provisions	33	36	39
Recoveries (write-offs), net	(51)	(34)	(37)
Allowance for credit loss at end of fiscal year	$69	$87	$85
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	July 26, 2025	July 27, 2024
1 to 4	$1,358	$1,266
5 to 6	1,868	1,456
7 and Higher	73	72
Total	$3,299	$2,794
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 26, 2025 and July 27, 2024, our contract assets for these unbilled receivables, net of allowances, were $3.2 billion and $2.7 billion, respectively, of which $1.7 billion and $1.4 billion, respectively, were included in other current assets, with remaining balances included in other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $28.8 billion as of July 26, 2025 compared to $28.5 billion as of July 27, 2024. We recognized approximately $16.1 billion of revenue during fiscal 2025 that was included in the deferred revenue balance at July 27, 2024.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.5 billion and $1.3 billion as of July 26, 2025 and July 27, 2024, respectively, and were included in other current assets and other assets. The amortization expense associated with these costs was $957 million, $742 million, and $723 million for fiscal 2025, 2024, and 2023, respectively, and was included in sales and marketing expenses.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

4.Acquisitions
(a) Fiscal 2025 Acquisitions Summary
Allocation of the total purchase consideration for acquisitions we completed during fiscal 2025 is summarized as follows (in millions):

Fiscal 2025	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$293	$(21)	$121	$193
The total purchase consideration of $293 million related to our acquisitions completed during fiscal 2025 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $15 million.
The purchase price allocation for acquisitions completed during fiscal 2025 is preliminary and subject to revision as additional information about fair value of assets and liabilities become available. Additional information that existed as of the acquisition date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
(b) Fiscal 2024 Acquisitions Summary
Allocation of the total purchase consideration for acquisitions we completed during fiscal 2024 is summarized as follows (in millions):

Fiscal 2024	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Splunk	$27,090	$(2,761)	$10,550	$19,301
Other acquisitions	1,370	(47)	500	917
Total acquisitions	$28,460	$(2,808)	$11,050	$20,218
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
We incurred $82 million of transaction costs related to the Splunk acquisition and these costs were expensed as incurred in G&A in the Consolidated Statements of Operations. We incurred $79 million of these transaction costs in fiscal 2024.
The goodwill generated from Splunk is primarily related to expected synergies. Goodwill is not deductible for income tax purposes. Refer to Note 5. Goodwill and Purchased Intangible Assets for details about our intangible assets acquired through the Splunk acquisition.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and Splunk’s operations, as though the acquisition of Splunk had been completed as of the beginning of fiscal 2023. The pro forma financial information for fiscal 2024 combines our results for this period with the results of Splunk for the period beginning August 1, 2023, through July 27, 2024. The pro forma financial information for fiscal 2023 combines our historical results for that period with the historical results of Splunk for the year ended July 31, 2023.
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
Other 2024 Acquisitions
The total purchase consideration of $1.4 billion related to the other acquisitions we completed during fiscal 2024 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these other acquisitions was approximately $24 million.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(c) Fiscal 2023 Acquisitions
Allocation of the total purchase consideration for acquisitions completed during fiscal 2023 is summarized as follows (in millions):

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
(d) Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 26, 2025	July 27, 2024	July 29, 2023
Compensation expense related to acquisitions	$876	$618	$222
As of July 26, 2025, we estimated that future cash compensation expense of up to $618 million may be required to be recognized pursuant to these applicable acquisition agreements.
(e) Other Acquisition and Divestiture Information
Total transaction costs related to acquisition and divestiture activities during fiscal 2025, 2024, and 2023, inclusive of Splunk, were $12 million, $104 million and $26 million, respectively. These transaction costs were expensed as incurred in G&A in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during fiscal 2025, 2024, and 2023 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during fiscal 2025, 2024, and 2023, with the exception of Splunk, have not been presented because the effects of the acquisitions were not material to our financial results.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 26, 2025 and July 27, 2024, as well as the changes to goodwill during fiscal 2025 and 2024 (in millions):

	Balance at July 27, 2024	Acquisitions, net of Divestitures	Foreign Currency Translation and Other	Balance at July 26, 2025
Americas	$36,169	$121	$178	$36,468
EMEA	14,283	47	67	14,397
APJC	8,208	23	40	8,271
Total	$58,660	$191	$285	$59,136

	Balance at July 29, 2023	Splunk	Other Acquisitions	Foreign Currency Translation and Other	Balance at July 27, 2024
Americas	$24,035	$11,619	$573	$(58)	$36,169
EMEA	9,118	4,980	207	(22)	14,283
APJC	5,382	2,702	137	(13)	8,208
Total	$38,535	$19,301	$917	$(93)	$58,660
(b)Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2025 and 2024 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
Fiscal 2025	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total acquisitions	3.5	$16	3.8	$105	—	$—	$—	$121

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
Fiscal 2024	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Splunk	9.1	$6,140	6.0	$3,900	12.0	$510	$—	$10,550
Others	4.9	83	4.8	400	1.3	3	14	500
Total acquisitions		$6,223		$4,300		$513	$14	$11,050

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following tables present details of our purchased intangible assets (in millions):

July 26, 2025	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,341	$(1,268)	$5,073
Technology	5,254	(1,606)	3,648
Trade name	526	(72)	454
Total purchased intangible assets with finite lives	12,121	(2,946)	9,175
In-process research and development, with indefinite lives	—	—	—
Total	$12,121	$(2,946)	$9,175

July 27, 2024	Gross	Accumulated Amortization	Net
Purchased intangible assets with finite lives:
Customer related	$6,844	$(829)	$6,015
Technology	6,680	(2,006)	4,674
Trade name	553	(49)	504
Total purchased intangible assets with finite lives	14,077	(2,884)	11,193
In-process research and development, with indefinite lives	26	—	26
Total	$14,103	$(2,884)	$11,219
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets were $40 million for fiscal 2025 and $145 million for fiscal 2024. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain in-process research and development and technology intangible assets.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Amortization of purchased intangible assets:
Cost of sales	$1,174	$955	$649
Operating expenses	1,028	698	282
Total	$2,202	$1,653	$931
The estimated future amortization expense of purchased intangible assets with finite lives as of July 26, 2025 is as follows (in millions):

Fiscal Year	Amount
2026	$1,828
2027	1,480
2028	1,401
2029	1,275
2030	991
Thereafter	2,200
Total	$9,175

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. The Fiscal 2025 Plan is expected to impact approximately 7% of our global workforce, with estimated pre-tax charges of up to $1 billion consisting of severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2025 Plan, we incurred charges of $744 million in fiscal 2025 and the plan is expected to be substantially completed in the second quarter of fiscal 2026. The aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits, and other costs.
We initiated a restructuring plan in fiscal 2024 (the “Fiscal 2024 Plan”), in order to realign the organization and enable further investment in key priority areas. In connection with the Fiscal 2024 Plan, we incurred cumulative charges of $654 million and the plan is complete. The aggregate pretax charges related to this plan were primarily cash-based and consist of severance and other one-time termination benefits and other costs.
We initiated a restructuring plan in fiscal 2023 (the “Fiscal 2023 Plan”), which was completed in fiscal 2024. In connection with the Fiscal 2023 Plan, we incurred cumulative charges of $670 million and the plan is complete. The aggregate pretax charges related to this plan were primarily cash-based and consist of severance and other one-time termination benefits, real estate-related charges, and other costs.
The following table summarizes the activities related to our restructuring liability, which is included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN		FISCAL 2024 AND PRIOR PLANS
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 30, 2022	$—	$—	$2	$7	$9
Charges	—	—	465	66	531
Cash payments	—	—	(302)	(12)	(314)
Non-cash items	—	—	2	(15)	(13)
Liability as of July 29, 2023	—	—	167	46	213
Charges	—	—	731	58	789
Cash payments	—	—	(677)	(14)	(691)
Non-cash items	—	—	—	(37)	(37)
Liability as of July 27, 2024	—	—	221	53	274
Charges	617	127	—	—	744
Cash payments	(582)	(9)	(170)	(9)	(770)
Non-cash items	31	(72)	(29)	(31)	(101)
Liability as of July 26, 2025	$66	$46	$22	$13	$147

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	July 26, 2025	July 27, 2024
Cash and cash equivalents	$8,346	$7,508
Restricted cash and restricted cash equivalents included in other current assets	564	765
Restricted cash and restricted cash equivalents included in other assets	—	569
Total	$8,910	$8,842
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Inventories

	July 26, 2025	July 27, 2024
Raw materials	$1,744	$2,039
Work in process	261	83
Finished goods	933	1,027
Service-related spares	220	216
Demonstration systems	6	8
Total	$3,164	$3,373
Property and Equipment, Net

	July 26, 2025	July 27, 2024
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,045	$4,247
Production, engineering, computer and other equipment and related software	5,178	5,160
Operating lease assets	51	115
Furniture, fixtures and other	316	351
Total gross property and equipment	9,590	9,873
Less: accumulated depreciation and amortization	(7,477)	(7,783)
Total	$2,113	$2,090
Remaining Performance Obligations (RPO)

	July 26, 2025	July 27, 2024
Product	$21,572	$20,055
Services	21,961	20,993
Total	$43,533	$41,048

Short-term RPO	$21,723	$20,882
Long-term RPO	21,810	20,166
Total	$43,533	$41,048

Amount to be recognized as revenue over the next 12 months	50%	51%

Deferred revenue	$28,779	$28,475
Unbilled contract revenue	14,754	12,573
Total	$43,533	$41,048
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	July 26, 2025	July 27, 2024
Product	$13,490	$13,219
Services	15,289	15,256
Total	$28,779	$28,475
Reported as:
Current	$16,416	$16,249
Noncurrent	12,363	12,226
Total	$28,779	$28,475

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Transition Tax Payable
Our income tax payable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Act is as follows:

	July 26, 2025	July 27, 2024
Current	$1,595	$1,819
Noncurrent	—	2,273
Total	$1,595	$4,092
Our remaining transition tax payable as of July 26, 2025 has been reduced to reflect the transition tax benefit of the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. See Note 18.

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	July 26, 2025	July 27, 2024
Operating lease ROU assets	Other assets	$1,301	$1,066

Operating lease liabilities	Other current liabilities	$375	$364
Operating lease liabilities	Other long-term liabilities	1,175	906
Total operating lease liabilities		$1,550	$1,270
The components of our lease expenses were as follows (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Operating lease expense	$495	$420	$425
Short-term lease expense	77	75	65
Variable lease expense	191	194	242
Total lease expense	$763	$689	$732
Supplemental information related to our operating leases is as follows (in millions):

Years Ended	July 26, 2025	July 27, 2024
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$457	$394
ROU assets obtained in exchange for operating leases liabilities	$660	$459
The weighted-average lease term was 5.7 years and 4.9 years as of July 26, 2025 and July 27, 2024, respectively. The weighted-average discount rate was 4.1% and 4.0% as of July 26, 2025 and July 27, 2024, respectively.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The maturities of our operating leases (undiscounted) as of July 26, 2025 are as follows (in millions):

Fiscal Year	Amount
2026	$429
2027	322
2028	247
2029	200
2030	181
Thereafter	369
Total lease payments	1,748
Less interest	(198)
Total	$1,550
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2025, 2024, and 2023 was $66 million, $65 million and $51 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of July 26, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2026	$342
2027	163
2028	234
2029	177
2030	34
Thereafter	32
Total	982
Less: Present value of lease payments	883
Unearned income	$99
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
We provide financing of certain equipment through operating leases, and the amounts are included in property and equipment in the Consolidated Balance Sheets. Amounts relating to equipment on operating lease assets held by us and the associated accumulated depreciation are summarized as follows (in millions):

	July 26, 2025	July 27, 2024
Operating lease assets	$51	$115
Accumulated depreciation	(17)	(61)
Operating lease assets, net	$34	$54
Our operating lease income for fiscal 2025, 2024, and 2023 was $37 million, $58 million and $73 million, respectively, and was included in product revenue in the Consolidated Statement of Operations.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Minimum future rentals on noncancelable operating leases as of July 26, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2026	$16
2027	7
2028	2
Total	$25

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
A summary of our financing receivables is presented as follows (in millions):

July 26, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,628	$982	$6,610
Residual value	—	66	66
Unearned income	—	(99)	(99)
Allowance for credit loss	(37)	(13)	(50)
Total, net	$5,591	$936	$6,527
Reported as:
Current	$2,715	$346	$3,061
Noncurrent	2,876	590	3,466
Total, net	$5,591	$936	$6,527

July 27, 2024	Loan Receivables	Lease Receivables	Total
Gross	$5,858	$965	$6,823
Residual value	—	67	67
Unearned income	—	(111)	(111)
Allowance for credit loss	(50)	(15)	(65)
Total, net	$5,808	$906	$6,714
Reported as:
Current	$3,071	$267	$3,338
Noncurrent	2,737	639	3,376
Total, net	$5,808	$906	$6,714

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

July 26, 2025		Fiscal Year
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	Total
Loan Receivables:
1 to 4	$2	$83	$236	$371	$1,258	$1,556	$3,506
5 to 6	2	56	53	167	561	1,248	2,087
7 and Higher	—	—	6	9	4	16	35
Total Loan Receivables	$4	$139	$295	$547	$1,823	$2,820	$5,628
Lease Receivables:
1 to 4	$—	$9	$23	$112	$187	$207	$538
5 to 6	—	6	25	77	120	103	331
7 and Higher	—	—	1	3	8	2	14
Total Lease Receivables	$—	$15	$49	$192	$315	$312	$883
Total	$4	$154	$344	$739	$2,138	$3,132	$6,511

July 27, 2024		Fiscal Year
Internal Credit Risk Rating	Prior	July 25, 2020	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	Total
Loan Receivables:
1 to 4	$2	$78	$341	$555	$945	$1,803	$3,724
5 to 6	2	29	127	130	426	1,314	2,028
7 and Higher	3	1	10	74	14	4	106
Total Loan Receivables	$7	$108	$478	$759	$1,385	$3,121	$5,858
Lease Receivables:
1 to 4	$1	$8	$38	$46	$176	$341	$610
5 to 6	1	11	22	44	129	21	228
7 and Higher	—	—	1	3	4	8	16
Total Lease Receivables	$2	$19	$61	$93	$309	$370	$854
Total	$9	$127	$539	$852	$1,694	$3,491	$6,712

The following tables present the aging analysis of gross receivables as of July 26, 2025 and July 27, 2024 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2025	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$18	$18	$16	$52	$5,576	$5,628	$4	$5	$5
Lease receivables	7	3	6	16	867	883	4	1	1
Total	$25	$21	$22	$68	$6,443	$6,511	$8	$6	$6

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 27, 2024	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$34	$17	$35	$86	$5,772	$5,858	$14	$7	$7
Lease receivables	14	4	5	23	831	854	1	—	—
Total	$48	$21	$40	$109	$6,603	$6,712	$15	$7	$7
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(6)	(3)	(9)
Recoveries (write-offs), net	(9)	—	(9)
Foreign exchange and other	2	1	3
Allowance for credit loss as of July 26, 2025	$37	$13	$50

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	1	(3)	(2)
Recoveries (write-offs), net	(4)	(1)	(5)
Allowance for credit loss as of July 27, 2024	$50	$15	$65

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 30, 2022	$103	$23	$126
Provisions (benefits)	(7)	(1)	(8)
Recoveries (write-offs), net	(38)	(3)	(41)
Foreign exchange and other	(5)	—	(5)
Allowance for credit loss as of July 29, 2023	$53	$19	$72

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

July 26, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,971	$2	$(12)	$1,961
U.S. government agency securities	67	—	—	67
Non-U.S. government and agency securities	458	—	—	458
Corporate debt securities	3,138	13	(61)	3,090
U.S. agency mortgage-backed securities	320	—	(34)	286
Commercial paper	950	—	—	950
Certificates of deposit	569	—	—	569
Total	$7,473	$15	$(107)	$7,381

July 27, 2024	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$2,380	$1	$(28)	$2,353
U.S. government agency securities	223	—	(2)	221
Non-U.S. government and agency securities	370	1	—	371
Corporate debt securities	3,818	5	(146)	3,677
U.S. agency mortgage-backed securities	1,959	—	(178)	1,781
Commercial paper	1,023	—	—	1,023
Certificates of deposit	439	—	—	439
Total	$10,212	$7	$(354)	$9,865
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Gross realized gains	$10	$7	$4
Gross realized losses	(110)	(74)	(25)
Total	$(100)	$(67)	$(21)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 26, 2025 and July 27, 2024 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,076	$(6)	$302	$(6)	$1,378	$(12)
U.S. government agency securities	8	—	21	—	29	—
Non-U.S. government and agency securities	292	—	—	—	292	—
Corporate debt securities	106	—	1,800	(35)	1,906	(35)
U.S. agency mortgage-backed securities	5	—	279	(34)	284	(34)
Commercial paper	30	—	—	—	30	—
Total	$1,517	$(6)	$2,402	$(75)	$3,919	$(81)

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 27, 2024	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$598	$(2)	$1,399	$(26)	$1,997	$(28)
U.S. government agency securities	89	—	109	(2)	198	(2)
Non-U.S. government and agency securities	17	—	—	—	17	—
Corporate debt securities	276	(1)	2,818	(115)	3,094	(116)
U.S. agency mortgage-backed securities	238	(1)	1,438	(177)	1,676	(178)
Commercial paper	10	—	—	—	10	—
Total	$1,228	$(4)	$5,764	$(320)	$6,992	$(324)
The following table summarizes the maturities of our available-for-sale debt investments as of July 26, 2025 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,959	$3,911
After 1 year through 5 years	3,194	3,184
Mortgage-backed securities with no single maturity	320	286
Total	$7,473	$7,381
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Marketable Equity Securities
We held marketable equity securities of $383 million and $481 million as of July 26, 2025 and July 27, 2024, respectively. We recognized net unrealized gains of $108 million, $71 million and $36 million for fiscal 2025, 2024, and 2023, respectively, on our marketable securities still held as of the reporting date.
(c) Investments in Privately Held Companies
The carrying value of our investments in privately held companies was $1.9 billion and $1.8 billion as of July 26, 2025 and July 27, 2024, respectively. We have total funding commitments of $0.3 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.
Investments in privately held companies measured using the measurement alternative had a carrying value of $0.6 billion as of each of July 26, 2025 and July 27, 2024. We recorded adjustments to the carrying value of our investments in privately held companies measured using the measurement alternative as follows (in millions):

	July 26, 2025	July 27, 2024
Cumulative upward adjustments	$195	$207
Cumulative downward adjustments, including impairments	(597)	(537)
Net adjustments	$(402)	$(330)
We held equity interests in certain private equity funds of $0.7 billion and $0.8 billion as of July 26, 2025 and July 27, 2024, respectively, which are accounted for under the NAV practical expedient.
Of the total carrying value of our investments in privately held companies as of July 26, 2025, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated.
Certain of our investments in privately held companies are required to be consolidated under the voting interest entity model. The noncontrolling interest attributed to these investments was $162 million and $99 million as of July 26, 2025 and July 27, 2024, respectively, and is included in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interest attributed to these investments is not material for any of the fiscal years presented and is included in other income (loss), net in the Consolidated Statements of Operations.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JULY 26, 2025			JULY 27, 2024
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,885	$—	$5,885	$3,334	$—	$3,334
Commercial paper	—	336	336	—	468	468
Certificates of deposit	—	—	—	—	14	14
Corporate debt securities	—	1	1	—	25	25
Available-for-sale debt investments:
U.S. government securities	—	1,961	1,961	—	2,353	2,353
U.S. government agency securities	—	67	67	—	221	221
Non-U.S. government and agency securities	—	458	458	—	371	371
Corporate debt securities	—	3,090	3,090	—	3,677	3,677
U.S. agency mortgage-backed securities	—	286	286	—	1,781	1,781
Commercial paper	—	950	950	—	1,023	1,023
Certificates of deposit	—	569	569	—	439	439
Equity investments:
Marketable equity securities	383	—	383	481	—	481
Other current assets:
Money market funds	563	—	563	750	—	750
Other assets:
Money market funds	—	—	—	563	—	563
Derivative assets	—	32	32	—	64	64
Total	$6,831	$7,750	$14,581	$5,128	$10,436	$15,564
Liabilities:
Derivative liabilities	$—	$31	$31	$—	$74	$74
Total	$—	$31	$31	$—	$74	$74
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables as of July 26, 2025 and July 27, 2024 was $2.9 billion and $2.7 billion,

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of July 26, 2025 and July 27, 2024, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 26, 2025, the fair value of our senior notes was $25.0 billion, with a carrying amount of $24.6 billion. This compares to a fair value of $20.4 billion and a carrying amount of $20.1 billion as of July 27, 2024. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.
12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 26, 2025		July 27, 2024
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior notes	$1,749	4.15%	$488	6.66%
Commercial paper	3,482	4.37%	10,853	5.43%
Current portion of other debt	1	1.13%	—	—
Total	$5,232		$11,341
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 26, 2025		July 27, 2024
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
3.50%	June 15, 2025	$—	—	$500	6.66%
4.90%	February 26, 2026	1,000	5.00%	1,000	5.00%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.55%	February 24, 2028	1,000	4.61%	—	—
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.75%	February 24, 2030	1,000	4.73%	—	—
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
4.95%	February 24, 2032	1,000	4.94%	—	—
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.10%	February 24, 2035	1,250	5.11%	—	—
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.50%	February 24, 2055	750	5.49%	—	—
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		3	1.13%	3	1.13%
Total		24,753		20,253
Unaccreted discount/issuance costs		(142)		(133)
Hedge accounting fair value adjustments		—		(11)
Total		$24,611		$20,109

Reported as:
Current portion of long-term debt		$1,750		$488
Long-term debt		22,861		19,621
Total		$24,611		$20,109
In February 2025, we issued senior notes for an aggregate principal amount of $5.0 billion.
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 26, 2025, we were in compliance with all debt covenants.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

As of July 26, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2026	$1,751
2027	3,502
2028	1,000
2029	2,500
2030	1,000
Thereafter	15,000
Total	$24,753
(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of July 26, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 26, 2025	July 27, 2024	Balance Sheet Line Item	July 26, 2025	July 27, 2024
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$17	$47	Other current liabilities	$2	$1
Foreign currency derivatives	Other assets	10	15	Other long-term liabilities	2	—
Interest rate derivatives	Other current assets	—	—	Other current liabilities	—	11
Total		27	62		4	12
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	3	2	Other current liabilities	17	47
Foreign currency derivatives	Other assets	2	—	Other long-term liabilities	10	15
Total		5	2		27	62
Total		$32	$64		$31	$74

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following amounts were recorded on the Consolidated Balance Sheets related to cumulative basis adjustments for our fair value hedges (in millions):

	CARRYING AMOUNT OF THE HEDGED ASSETS/(LIABILITIES)		CUMULATIVE AMOUNT OF FAIR VALUE HEDGING ADJUSTMENT INCLUDED IN THE CARRYING AMOUNT OF THE HEDGED ASSETS/LIABILITIES
Balance Sheet Line Item of Hedged Item	July 26, 2025	July 27, 2024	July 26, 2025	July 27, 2024
Short-term debt	$—	$(488)	$—	$11
The effect of derivative instruments designated as fair value hedges, recognized in interest and other income (loss), net is summarized as follows (in millions):

	GAINS (LOSSES) FOR THE YEARS ENDED
	July 26, 2025	July 27, 2024	July 29, 2023
Interest rate derivatives:
Hedged items	$(11)	$(30)	$31
Derivatives designated as hedging instruments	11	30	(31)
Total	$—	$—	$—
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 26, 2025	July 27, 2024	July 29, 2023
Foreign currency derivatives	Other income (loss), net	$102	$(162)	$1
Total return swaps—deferred compensation	Operating expenses and other	56	91	58
Equity derivatives	Other income (loss), net	—	2	13
Total		$158	$(69)	$72
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 26, 2025	July 27, 2024
Foreign currency derivatives	$8,978	$7,434
Interest rate derivatives	—	500
Total return swaps—deferred compensation	1,087	985
Total	$10,065	$8,919
(b)Offsetting of Derivative Instruments
We present our derivative instruments at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements with the respective counterparties allow for net settlement under certain conditions, which are designed to reduce credit risk by permitting net settlement with the same counterparty.
To further limit credit risk, we also enter into collateral security arrangements related to certain derivative instruments whereby cash is posted as collateral between the counterparties based on the fair market value of the derivative instrument. Under these collateral security arrangements, the net cash provided for collateral was not material as of either July 26, 2025 or July 27, 2024.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
(e)Equity Price Risk
We are exposed to variability in compensation charges related to certain deferred compensation obligations to employees and directors. Although not designated as accounting hedges, we utilize derivatives such as total return swaps to economically hedge this exposure and offset the related compensation expense.

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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 26, 2025	July 27, 2024
Less than 1 year	$7,202	$3,952
1 to 3 years	320	1,085
3 to 5 years	77	121
Total	$7,599	$5,158
The purchase commitments with contract manufacturers and suppliers as of July 26, 2025 has been reduced to give effect to the settlement of a legal dispute with a supplier over purchase obligations arising under certain long-term supply arrangements. See Note 21.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of July 26, 2025 and July 27, 2024, the liability for these purchase commitments was $206 million and $498 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.3 billion and $0.2 billion as of July 26, 2025 and July 27, 2024, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 26, 2025	July 27, 2024	July 29, 2023
Balance at beginning of fiscal year	$362	$329	$333
Provisions for warranties issued	403	425	386
Adjustments for pre-existing warranties	42	22	18
Settlements	(408)	(414)	(408)
Balance at end of fiscal year	$399	$362	$329
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $24.9 billion, $27.1 billion, and $32.1 billion in fiscal 2025, 2024, and 2023, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion and $1.2 billion as of July 26, 2025 and July 27, 2024, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at July 26, 2025 and July 27, 2024, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 26, 2025	July 27, 2024
Maximum potential future payments	$123	$127
Deferred revenue	(13)	(13)
Total	$110	$114
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
The remaining asserted claims by Brazilian federal tax authorities are for calendar years 2004 through 2007, and the remaining asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $141 million for the alleged evasion of import and other taxes, $816 million for interest, and $289 million for various penalties, all determined using an exchange rate as of July 26, 2025.
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
Centripetal On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. After two bench trials and various administrative actions and appeals, we have been found either to not have infringed any of the patents or the patents have been invalidated. Centripetal appealed one of the invalidity decisions and we are awaiting the decision following the Federal Circuit hearing on that appeal on February 6, 2025. Centripetal's appeal of the non-infringement judgment of the District Court is ongoing.
Between April 2020 and February 2022, Centripetal also filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. In various proceedings in 2021, 2022, and 2023, we have been found to have not infringed three patents, one patent was invalidated, and the utility model was invalidated. The infringement action on the final patent is stayed due to an invalidity action heard on June 6, 2024 in the Federal Patent Court, in which all claims, aside from one auxiliary claim, were found invalid, and for which we are awaiting a decision on appeal from the German Federal Court of Justice. Centripetal’s appeals of two of the non-infringement findings remain pending and, on March 27, 2024, the Court of Appeals rejected Centripetal’s appeal of the third non-infringement finding. In an appellate decision on December 11, 2024, the German Federal Court of Justice revoked one of the two patents for which Centripetal appealed the finding of non-infringement, rendering moot the non-infringement appeal of that patent.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
Egenera On August 8, 2016, Egenera, Inc. (“Egenera”) asserted infringement claims against us in the U.S. District Court for the District of Massachusetts, alleging that Cisco’s Unified Computing System Manager infringes three patents. Egenera sought damages, including enhanced damages, and an injunction. Two of the asserted patents were dismissed, leaving Egenera’s infringement claim based on one asserted patent. On March 25, 2022, the PTO preliminarily found all of the asserted claims of the remaining patent unpatentable in ex parte reexamination proceedings. On August 15, 2022, after a jury trial for the remaining patent, the jury returned a verdict in favor of Cisco. The District Court denied Egenera’s post-trial motions, and Egenera filed an appeal to the Federal Circuit on January 13, 2023. The Federal Circuit heard oral argument on October 11, 2024 and on July 7, 2025, the Federal Circuit affirmed the final judgment of the District Court that was in Cisco's favor.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 26, 2025, the remaining authorized amount for stock repurchases under this program was approximately $14.2 billion with no termination date.
Our stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 26, 2025	105	$56.53	$5,995
July 27, 2024	117	$49.45	$5,764
July 29, 2023	88	$48.49	$4,271
There were $20 million, $25 million and $48 million in stock repurchases that were pending settlement as of July 26, 2025, July 27, 2024 and July 29, 2023, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity.
We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)Dividends Declared
On August 13, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on October 22, 2025, to all stockholders of record as of the close of business on October 3, 2025. Future dividends will be subject to the approval of our Board of Directors.
(c)Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of July 26, 2025, we have not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 26, 2025, 100 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 18 million, 20 million, and 19 million shares under the Employee Stock Purchase Plan in fiscal 2025, 2024, and 2023, respectively. As of July 26, 2025, 50 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs, stock purchase rights, and stock options, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Cost of sales—product	$255	$214	$151
Cost of sales—services	329	300	245
Share-based compensation expense in cost of sales	584	514	396
Research and development	1,625	1,316	1,008
Sales and marketing	918	846	673
General and administrative	476	375	270
Restructuring and other charges	38	23	6
Share-based compensation expense in operating expenses	3,057	2,560	1,957
Total share-based compensation expense	$3,641	$3,074	$2,353
Income tax benefit for share-based compensation	$871	$696	$449
As of July 26, 2025, the total compensation cost related to unvested share-based awards not yet recognized was $4.5 billion, which is expected to be recognized over approximately 1.9 years on a weighted-average basis.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 30, 2022	97	$46.67
Granted and assumed	72	42.08
Vested	(39)	46.69	$1,746
Canceled/forfeited/other	(8)	45.17
UNVESTED BALANCE AT JULY 29, 2023	122	44.04
Granted and assumed	63	48.97
Vested	(58)	43.46	$2,906
Canceled/forfeited/other	(10)	45.65
UNVESTED BALANCE AT JULY 27, 2024	117	46.86
Granted and assumed	70	55.73
Vested	(65)	46.95	$3,707
Canceled/forfeited/other	(9)	48.04
UNVESTED BALANCE AT JULY 26, 2025	113	$52.26
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
The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Number of shares granted (in millions)	65	60	70
Grant date fair value per share	$55.93	$48.71	$42.13
Weighted-average assumptions/inputs:
Expected dividend yield	2.7%	3.0%	3.4%
Range of risk-free interest rates	3.5% – 4.9%	4.2% – 5.6%	3.7% – 5.7%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Number of shares granted (in millions)	4	3	2
Grant date fair value per share	$54.50	$59.31	$40.44

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Weighted-average assumptions:
Expected volatility	22.5%	28.3%	28.7%
Risk-free interest rate	5.0%	2.9%	2.8%
Expected dividend	3.3%	3.5%	3.6%
Expected life (in years)	1.3	1.2	1.2
Weighted-average estimated grant date fair value per share	$12.18	$11.59	$12.40
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
(f)Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $15,750 for the 2025 calendar year due to the $350,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $373 million, $358 million, and $342 million in fiscal 2025, 2024, and 2023, respectively.
The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2025, 2024, and 2023.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.
(g)Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2025 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2025. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $1.2 billion and $1.1 billion as of July 26, 2025 and July 27, 2024, respectively, and was recorded primarily in other long-term liabilities.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss) are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 30, 2022	$(379)	$44	$(1,287)	$(1,622)
Other comprehensive income (loss) before reclassifications	(113)	29	116	32
(Gains) losses reclassified out of AOCI	21	(63)	(1)	(43)
Tax benefit (expense)	31	8	19	58
BALANCE AT JULY 29, 2023	(440)	18	(1,153)	(1,575)
Other comprehensive income (loss) before reclassifications	193	128	(115)	206
(Gains) losses reclassified out of AOCI	67	(49)	(2)	16
Tax benefit (expense)	(61)	(18)	2	(77)
BALANCE AT JULY 27, 2024	(241)	79	(1,268)	(1,430)
Other comprehensive income (loss) before reclassifications	152	29	304	485
(Gains) losses reclassified out of AOCI	100	(47)	—	53
Tax benefit (expense)	(68)	4	2	(62)
BALANCE AT JULY 26, 2025	$(57)	$65	$(962)	$(954)

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

18.Income Taxes
(a)Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Federal:
Current	$956	$1,939	$3,754
Deferred	(838)	(883)	(1,955)
	118	1,056	1,799
State:
Current	431	388	623
Deferred	(250)	11	(175)
	181	399	448
Foreign:
Current	665	559	412
Deferred	(44)	(100)	46
	621	459	458
Total	$920	$1,914	$2,705
Income before provision for income taxes consists of the following (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
United States	$9,500	$10,790	$14,074
International	1,600	1,444	1,244
Total	$11,100	$12,234	$15,318
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following:

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Federal statutory rate	21.0%	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	1.3	2.8	2.4
Foreign income at other than U.S. rates	0.7	(0.3)	(0.1)
Tax credits	(2.7)	(2.4)	(0.3)
Foreign-derived intangible income deduction	(6.0)	(5.5)	(5.8)
Stock-based compensation	0.7	0.7	1.1
Impact of the Tax Act	(6.5)	—	—
Other, net	(0.2)	(0.7)	(0.6)
Total	8.3%	15.6%	17.7%
On August 26, 2024, the U.S. Tax Court issued an opinion in Varian Medical Systems, Inc. v. Commissioner. The opinion related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Act (our fiscal 2018). While we were not a party to the case, the opinion resulted in a change to our tax position. As such, we recorded a tax benefit of $720 million as a reduction to the provision for income taxes in fiscal 2025 due to this U.S. Tax Court opinion.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

During the fourth quarter of fiscal 2025, we changed our assertion regarding our intent to indefinitely reinvest $6.5 billion of undistributed earnings for certain foreign subsidiaries and determined that those earnings are no longer considered permanently reinvested. The deferred income tax impact of this change is not material.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Beginning balance	$2,156	$2,137	$3,101
Additions based on tax positions related to the current year	283	205	159
Additions for tax positions of prior years	81	256	261
Reductions for tax positions of prior years	(68)	(344)	(265)
Settlements	(75)	(53)	(1,063)
Lapse of statute of limitations	(40)	(45)	(56)
Ending balance	$2,337	$2,156	$2,137
As a result of the resolution of the IRS audit of our federal tax income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016, the amount of gross unrecognized tax benefits was reduced by approximately $1.1 billion in fiscal 2023 and $245 million in fiscal 2024.
As of July 26, 2025, $1.6 billion of the unrecognized tax benefits would affect the effective tax rate if realized. We recognized net interest expense of $77 million, $21 million and $27 million during fiscal 2025, 2024, and 2023, respectively. Our net penalty expense for fiscal 2025, 2024, and 2023 was not material. Our total accrual for interest and penalties was $497 million, $401 million, and $523 million as of the end of fiscal 2025, 2024, and 2023, respectively. We are no longer subject to U.S. federal income tax audit for returns covering tax years through fiscal 2016. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 2003 and fiscal 2008, respectively.
We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters. We estimate that the unrecognized tax benefits at July 26, 2025 could be reduced by approximately $250 million in the next 12 months.
(b)Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 26, 2025	July 27, 2024
Deferred tax assets	$7,356	$6,262
Deferred tax liabilities	(75)	(76)
Total net deferred tax assets	$7,281	$6,186

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 26, 2025	July 27, 2024
ASSETS
Inventory write-downs and capitalization	$532	$530
Deferred foreign income	221	277
IPR&D and purchased intangible assets	961	1,039
Depreciation	242	184
Deferred revenue	1,933	2,034
Credits and net operating loss carryforwards	1,350	1,863
Share-based compensation expense	319	297
Accrued compensation	175	275
Lease liabilities	379	308
Capitalized research expenditures	4,182	3,030
Other	678	559
Gross deferred tax assets	10,972	10,396
Valuation allowance	(910)	(1,024)
Total deferred tax assets	10,062	9,372
LIABILITIES
Goodwill and purchased intangible assets	(2,288)	(2,808)
ROU lease assets	(315)	(259)
Other	(178)	(119)
Total deferred tax liabilities	(2,781)	(3,186)
Total net deferred tax assets	$7,281	$6,186
The changes in the valuation allowance for deferred tax assets are summarized as follows (in millions):

	July 26, 2025	July 27, 2024	July 29, 2023
Balance at beginning of fiscal year	$1,024	$754	$834
Additions	33	148	35
Additions from Splunk	—	147	—
Deductions	(4)	(4)	(18)
Write-offs	(145)	(20)	(93)
Foreign exchange and other	2	(1)	(4)
Balance at end of fiscal year	$910	$1,024	$754
As of July 26, 2025, our federal, state, and foreign net operating loss carryforwards before valuation allowance for income tax purposes were $284 million, $2.1 billion, and $533 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state, and foreign net operating loss carryforwards will begin to expire in fiscal 2026. We have provided a valuation allowance of $10 million and $96 million for deferred tax assets related to state and foreign net operating losses respectively that are not expected to be realized.
As of July 26, 2025, our federal, state, and foreign tax credit carryforwards for income tax purposes before valuation allowance were approximately $7 million, $1.8 billion, and $8 million, respectively. The federal tax credit carryforwards will begin to expire in fiscal 2027. The majority of state and foreign tax credits can be carried forward indefinitely. We have provided a valuation allowance of $752 million for deferred tax assets related to state and foreign tax credits carryforwards that are not expected to be realized.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

19.Segment Information and Major Customers
(a)Revenue and Gross Margin by Segment
We conduct business globally and are primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. Our chief executive officer is the chief operating decision maker (CODM). The CODM reviews certain financial information for each segment, to evaluate performance and allocate resources by comparing actual performance to our annual targets. Performance of each segment is measured based on segment revenue and segment gross margin.
We do not allocate research and development, sales and marketing, or general and administrative expenses to our segments because the CODM does not include this information in our measurement of performance of the operating segments. In addition, we do not allocate amortization and impairment of acquisition-related intangible assets, share-based compensation expense, significant litigation settlements (which includes the supplier-related legal settlement as described in Note 21) and other contingencies, charges related to asset impairments and restructurings, and certain other charges to the cost of sales and gross margin for each segment because the CODM does not include this information in the measurement of the performance of our operating segments.
The following summarizes our revenue and gross margin by segment and the significant expenses by each segment for fiscal 2025, 2024, and 2023 (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Revenue:
Americas	$33,656	$31,971	$33,447
EMEA	14,824	14,117	15,135
APJC	8,174	7,716	8,417
Total	$56,654	$53,803	$56,998
Gross margin:
Americas	$22,962	$21,372	$21,350
EMEA	10,545	9,755	10,016
APJC	5,431	5,187	5,424
Segment total	38,938	36,312	36,788
Unallocated corporate items	(2,148)	(1,484)	(1,035)
Total	$36,790	$34,828	$35,753

Supplemental information about our significant expenses:
Americas:
Cost of sales — product	$8,206	$8,077	$9,479
Cost of sales — services	2,487	2,523	2,619
Segment total	$10,694	$10,600	$12,097

EMEA:
Cost of sales — product	$3,138	$3,264	$3,998
Cost of sales — services	1,140	1,098	1,121
Segment total	$4,279	$4,362	$5,119

APJC:
Cost of sales — product	$2,010	$1,838	$2,324
Cost of sales — services	734	690	668
Segment total	$2,743	$2,529	$2,992
Amounts may not sum due to rounding.
Revenue in the United States was $30.4 billion, $28.7 billion, and $29.9 billion for fiscal 2025, 2024, and 2023, respectively.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Revenue for Groups of Similar Products and Services
We design and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Revenue:
Networking	$28,304	$29,229	$34,570
Security	8,094	5,075	3,859
Collaboration	4,154	4,113	4,052
Observability	1,055	837	661
Total Product	41,608	39,253	43,142
Services	15,046	14,550	13,856
Total	$56,654	$53,803	$56,998
Amounts may not sum due to rounding.
(c)Additional Segment Information
No single customer accounted for 10% or more of revenue in fiscal 2025, 2024, and 2023.
Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease ROU assets information for geographic areas (in millions):

	July 26, 2025	July 27, 2024
Long-lived assets:
United States	$2,370	$2,253
International	1,044	903
Total	$3,414	$3,156

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 26, 2025	July 27, 2024	July 29, 2023
Net income	$10,180	$10,320	$12,613
Weighted-average shares—basic	3,976	4,043	4,093
Effect of dilutive potential common shares	22	19	12
Weighted-average shares—diluted	3,998	4,062	4,105
Net income per share—basic	$2.56	$2.55	$3.08
Net income per share—diluted	$2.55	$2.54	$3.07
Antidilutive employee share-based awards, excluded	78	82	86

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

21.Subsequent Event
On August 26, 2025, we settled a legal dispute with a supplier over purchase obligations arising under certain long-term supply arrangements entered into to help us mitigate significant supply chain constraints seen in prior periods. Under the terms of the settlement, the parties agreed to the dismissal of all pending actions in exchange for mutual releases of claims related to the long-term supply arrangements with the supplier, the termination of such arrangements between the parties, the release back to us of approximately $563 million held in escrow under the arrangements (which is reported as restricted cash within other current assets), and the forfeiture by us of approximately $450 million in supplier-held prepayments, after giving effect to certain amounts to be applied against such prepayments. No incremental cash consideration is to be paid in connection with the settlement. As a result of this settlement, we recorded a charge in the fourth quarter of fiscal 2025 of approximately $355 million to product cost of sales and a corresponding income tax benefit of approximately $82 million.

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
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
On June 20, 2025, Oliver Tuszik, Cisco's Executive Vice President, Global Sales, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Tuszik’s trading plan provides for the sale of approximately 49,067 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and shares from purchases made pursuant to Cisco’s employee stock purchase plan, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Tuszik’s trading plan is scheduled to terminate on December 31, 2025, subject to early termination for certain specified events set forth therein.

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
Insider Trading Arrangements and Policies
We are committed to promoting high standards of ethical business conduct and compliance with applicable laws, rules and regulations. As part of this commitment, we have adopted an Insider Trading Policy governing transactions in our securities by our directors, employees, contractors, consultants and other personnel providing services to Cisco, as well as by Cisco itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations and The Nasdaq Stock Market listing standards. The foregoing summary of the Insider Trading Policy does not purport to be complete and is qualified in its entirety by reference to the full text of the Insider Trading Policy, which was filed with the Securities and Exchange Commission on September 5, 2024 as Exhibit 19.1 to Cisco's Annual Report on Form 10-K.
The additional information required by this item is included in our Proxy Statement related to the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after July 26, 2025 (the “Proxy Statement”) and is incorporated herein by reference.

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

3.Exhibits
See the “Index to Exhibits” beginning on page 104 of this report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 20, 2023, by and among Cisco Systems, Inc., Spirit Merger Corp. and Splunk Inc.	8-K	001-39940	2.1	9/21/2023
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	001-39940	3.2	8/25/2025
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.5	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.6	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
4.7	Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-39940	4.1	2/26/2024
4.8	First Supplemental Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, for 4.900% Senior Notes due 2026, 4.800% Senior Notes due 2027, 4.850% Senior Notes due 2029, 4.950% Senior Notes due 2031, 5.050% Senior Notes due 2034, 5.300% Senior Notes due 2054 and 5.350% Senior Notes due 2064	8-K	001-39940	4.2	2/26/2024
4.9	Second Supplemental Indenture, dated as of February 24, 2025 to the Indenture, dated February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuance of the 4.550% Senior Notes due 2028, 4.750% Senior Notes due 2030, 4.950% Senior Notes due 2032, 5.100% Senior Notes due 2035 and 5.500% Senior Notes due 2055	8-K	001-39940	4.2	2/24/2025
4.10	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.11	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.12	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in June 2015	8-K	000-18225	4.1	6/18/2015
4.13	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in February 2016	8-K	000-18225	4.1	2/29/2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.14	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.15	Description of Registrant’s Securities	10-K	001-39940	4.13	9/9/2021
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	10-Q	001-39940	10.1	2/18/2025
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.1	5/20/2025
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.3	11/22/2022
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021
10.6†	Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-39940	10.1	2/8/2024
10.7*	Letter Agreement, dated May 15, 2024, between Cisco and Gary Steele	8-K	001-39940	10.1	5/15/2024
10.8*	Separation Agreement and General Release, by and between Cisco Systems, Inc. and Maria Martinez	10-Q	001-39940	10.2	5/21/2024
10.9*	Separation Agreement and General Release, by and between Cisco Systems, Inc. and Jeff Sharritts	8-K	001-39940	10.1	7/19/2024
19.1	Insider Trading Policy	10-K	001-39940	19.1	9/5/2024
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 107 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
97.1	Compensation Recovery Policy	10-K	001-39940	97.1	9/5/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Cisco agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2025	CISCO SYSTEMS, INC.

/S/ CHARLES H. ROBBINS
Charles H. Robbins
Chair and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles H. Robbins and Mark Patterson, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chair and Chief Executive Officer	September 3, 2025
Charles H. Robbins	(Principal Executive Officer)

/S/ MARK PATTERSON	Executive Vice President and Chief Financial Officer	September 3, 2025
Mark Patterson	(Principal Financial Officer)

/S/ M. VICTORIA WONG	Senior Vice President and Chief Accounting Officer	September 3, 2025
M. Victoria Wong	(Principal Accounting Officer)

Signature	Title	Date

/S/ WESLEY G. BUSH	Director	September 3, 2025
Wesley G. Bush

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 3, 2025
Michael D. Capellas

/S/ MARK GARRETT	Director	September 3, 2025
Mark Garrett

/S/ JOHN D. HARRIS II	Director	September 3, 2025
John D. Harris II

/S/ KRISTINA M. JOHNSON	Director	September 3, 2025
Dr. Kristina M. Johnson

/S/ SARAH RAE MURPHY	Director	September 3, 2025
Sarah Rae Murphy

/S/ DANIEL H. SCHULMAN	Director	September 3, 2025
Daniel H. Schulman

/S/ MARIANNA TESSEL	Director	September 3, 2025
Marianna Tessel

Director
Kevin Weil