Form 10-Q
period 2025-10-25
CISCO SYSTEMS, INC.
filed 2025-11-18
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 25, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of November 13, 2025: 3,951,094,563
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended October 25, 2025

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	October 25, 2025	July 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,400	$8,346
Investments	7,336	7,764
Accounts receivable, net of allowance of $62 at October 25, 2025 and $69 at July 26, 2025	4,827	6,701
Inventories	3,395	3,164
Financing receivables, net	3,085	3,061
Other current assets	5,833	5,950
Total current assets	32,876	34,986
Property and equipment, net	2,248	2,113
Financing receivables, net	3,719	3,466
Goodwill	59,119	59,136
Purchased intangible assets, net	8,713	9,175
Deferred tax assets	7,314	7,356
Other assets	7,113	6,059
TOTAL ASSETS	$121,102	$122,291
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$6,725	$5,232
Accounts payable	2,418	2,528
Income taxes payable	2,471	1,857
Accrued compensation	3,064	3,611
Deferred revenue	15,801	16,416
Other current liabilities	4,972	5,420
Total current liabilities	35,451	35,064
Long-term debt	21,364	22,861
Income taxes payable	2,172	2,165
Deferred revenue	12,168	12,363
Other long-term liabilities	3,074	2,995
Total liabilities	74,229	75,448
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,938 and 3,960 shares issued and outstanding at October 25, 2025 and July 26, 2025, respectively	48,167	47,747
Retained earnings (Accumulated deficit)	(364)	50
Accumulated other comprehensive loss	(930)	(954)
Total equity	46,873	46,843
TOTAL LIABILITIES AND EQUITY	$121,102	$122,291
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended
	October 25, 2025	October 26, 2024
REVENUE:
Product	$11,077	$10,114
Services	3,806	3,727
Total revenue	14,883	13,841
COST OF SALES:
Product	3,934	3,526
Services	1,204	1,194
Total cost of sales	5,138	4,720
GROSS MARGIN	9,745	9,121
OPERATING EXPENSES:
Research and development	2,400	2,286
Sales and marketing	2,871	2,752
General and administrative	733	795
Amortization of purchased intangible assets	231	265
Restructuring and other charges	147	665
Total operating expenses	6,382	6,763
OPERATING INCOME	3,363	2,358
Interest income	222	286
Interest expense	(350)	(418)
Other income (loss), net	156	41
Interest and other income (loss), net	28	(91)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,391	2,267
Provision for (benefit from) income taxes	531	(444)
NET INCOME	$2,860	$2,711

Net income per share:
Basic	$0.72	$0.68
Diluted	$0.72	$0.68
Shares used in per-share calculation:
Basic	3,956	3,990
Diluted	3,993	4,013
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended
	October 25, 2025	October 26, 2024
Net income	$2,860	$2,711
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $(10) and $(17) for the first quarter of fiscal 2026 and 2025, respectively	38	54
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(1) and $(6) for the first quarter of fiscal 2026 and 2025, respectively	3	19
	41	73
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(10) and $(2) for the first quarter of fiscal 2026 and 2025, respectively	32	7
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $2 for each of the first quarter of fiscal 2026 and 2025	(7)	(7)
	25	—
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(1) and $0 for the first quarter of fiscal 2026 and 2025, respectively	(42)	(19)
Other comprehensive income	24	54
Comprehensive income	$2,884	$2,765
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Three Months Ended
	October 25, 2025	October 26, 2024
Cash flows from operating activities:
Net income	$2,860	$2,711
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	606	789
Share-based compensation expense	1,055	827
Benefit from receivables	(3)	(1)
Deferred income taxes	25	(281)
(Gains) losses on divestitures, investments and other, net	(178)	(60)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	1,857	2,227
Inventories	(234)	229
Financing receivables	(312)	173
Other assets	(592)	(190)
Accounts payable	(108)	(269)
Income taxes, net	(128)	(806)
Accrued compensation	(539)	(754)
Deferred revenue	(723)	(971)
Other liabilities	(374)	37
Net cash provided by operating activities	3,212	3,661
Cash flows from investing activities:
Purchases of investments	(1,984)	(1,775)
Proceeds from sales of investments	1,269	1,490
Proceeds from maturities of investments	1,222	1,164
Acquisitions, net of cash and cash equivalents acquired and divestitures	(7)	(217)
Purchases of investments in privately held companies	(18)	(42)
Return of investments in privately held companies	19	77
Acquisition of property and equipment	(323)	(217)
Other	(22)	(1)
Net cash provided by investing activities	156	479
Cash flows from financing activities:
Repurchases of common stock—repurchase program	(1,992)	(2,003)
Shares repurchased for tax withholdings on vesting of restricted stock units	(284)	(165)
Short-term borrowings, original maturities of 90 days or less, net	1,260	68
Issuances of debt	1,559	5,732
Repayments of debt	(2,788)	(4,821)
Dividends paid	(1,617)	(1,592)
Other	(1)	(3)
Net cash used in financing activities	(3,863)	(2,784)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(14)	10
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(509)	1,366
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,910	8,842
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$8,401	$10,208

Supplemental cash flow information:
Cash paid for interest	$616	$545
Cash paid for income taxes, net	$634	$643
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended October 25, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 26, 2025	3,960	$47,747	$50	$(954)	$46,843
Net income			2,860		2,860
Other comprehensive income (loss)				24	24
Issuance of common stock	12	—			—
Repurchase of common stock	(29)	(354)	(1,647)		(2,001)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(5)	(282)			(282)
Cash dividends declared ($0.41 per common share)			(1,617)		(1,617)
Share-based compensation		1,055			1,055
Other		1	(10)		(9)
Balance at October 25, 2025	3,938	$48,167	$(364)	$(930)	$46,873

Three Months Ended October 26, 2024	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			2,711		2,711
Other comprehensive income (loss)				54	54
Issuance of common stock	11	—			—
Repurchase of common stock	(40)	(462)	(1,541)		(2,003)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(4)	(174)			(174)
Cash dividends declared ($0.40 per common share)			(1,592)		(1,592)
Share-based compensation		827			827
Other		—	(3)		(3)
Balance at October 26, 2024	3,974	$45,991	$662	$(1,376)	$45,277

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.Organization and Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2026 and fiscal 2025 are each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries and those of our investments consolidated under the voting interest method. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
We have prepared the accompanying financial data as of October 25, 2025 and for the first quarter of fiscal 2026 and 2025, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 26, 2025 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of October 25, 2025, the results of operations, the statements of comprehensive income, the statements of cash flows and the statements of equity for the first quarter of fiscal 2026 and 2025, as applicable, have been made. The results of operations for the first quarter of fiscal 2026 are not necessarily indicative of the operating results for the full fiscal year or any future periods.

2.Recent Accounting Pronouncements
(a)Recent Accounting Standards or Updates Not Yet Effective
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
Targeted Improvements to the Accounting for Internal-Use Software In September 2025, the FASB issued an accounting standard update to modernize the accounting for internal-use software costs and clarify the criteria for capitalization. The accounting standard update will be effective for our interim and annual reporting periods of fiscal 2029, with early adoption permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.

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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended
	October 25, 2025	October 26, 2024
Product revenue:
Networking	$7,768	$6,753
Security	1,980	2,017
Collaboration	1,055	1,085
Observability	274	258
Total Product	11,077	10,114
Services	3,806	3,727
Total revenue	$14,883	$13,841
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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Product	$4,500	$4,419
Services	3,500	3,425
Total	$8,000	$7,844
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $4.8 billion as of October 25, 2025 compared to $6.7 billion as of July 26, 2025, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Allowance for credit loss at beginning of period	$69	$87
Provisions	(4)	—
Write-offs, net of recoveries	(3)	(9)
Allowance for credit loss at end of period	$62	$78
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	October 25, 2025	July 26, 2025
1 to 4	$1,379	$1,358
5 to 6	2,001	1,868
7 and Higher	75	73
Total	$3,455	$3,299
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $3.4 billion as of October 25, 2025 and $3.2 billion as of July 26, 2025, of which $1.8 billion and $1.7 billion, respectively, were included in other current assets, with remaining balances included in other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $28.0 billion as of October 25, 2025 compared to $28.8 billion as of July 26, 2025. We recognized approximately $5.4 billion of revenue during the first quarter of fiscal 2026 that was included in the deferred revenue balance at July 26, 2025.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the period of benefit. Capitalized contract acquisition costs were $1.5 billion as of each of October 25, 2025 and July 26, 2025, and were included in other current assets and other assets. The amortization expense associated with these costs was $234 million and $208 million for the first quarter of fiscal 2026 and 2025, respectively, and was included in sales and marketing expenses.

4.Acquisitions
Allocation of the total purchase consideration for an acquisition we completed during the first quarter of fiscal 2026 is summarized as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Allocation of purchase consideration	$10	$1	$4	$5
The total purchase consideration related to this acquisition consisted primarily of cash consideration. Total transaction costs related to acquisition activities were $3 million and $9 million for the first quarter of fiscal 2026 and 2025, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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
The goodwill generated from the acquisition completed during the first quarter of fiscal 2026 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisition completed during the first quarter of fiscal 2026 have not been presented because the effects of the acquisition was not material to our financial results.
Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Compensation expense related to acquisitions	$110	$297
As of October 25, 2025, we estimated that future cash compensation expense of up to $502 million may be required to be recognized pursuant to applicable acquisition agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of October 25, 2025 and changes to goodwill during the first quarter of fiscal 2026 (in millions):

	Balance at July 26, 2025	Acquisitions, net of Divestitures	Foreign Currency Translation and Other	Balance at October 25, 2025
Americas	$36,468	$3	$(14)	$36,457
EMEA	14,397	1	(5)	14,393
APJC	8,271	1	(3)	8,269
Total	$59,136	$5	$(22)	$59,119
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first quarter of fiscal 2026 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	—	$—	3.0	$4	—	$—	$—	$4
The following tables present details of our purchased intangible assets with finite lives (in millions):

October 25, 2025	Gross	Accumulated Amortization	Net
Customer related	$6,340	$(1,488)	$4,852
Technology	5,209	(1,791)	3,418
Trade name	526	(83)	443
Total	$12,075	$(3,362)	$8,713

July 26, 2025	Gross	Accumulated Amortization	Net
Customer related	$6,341	$(1,268)	$5,073
Technology	5,254	(1,606)	3,648
Trade name	526	(72)	454
Total	$12,121	$(2,946)	$9,175
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Amortization of purchased intangible assets:
Cost of sales	$240	$325
Operating expenses	231	265
Total	$471	$590

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of October 25, 2025 is as follows (in millions):

Fiscal Year	Amount
2026 (remaining nine months)	$1,359
2027	1,481
2028	1,403
2029	1,277
2030	993
Thereafter	2,200
Total	$8,713

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business, of which approximately 7% of our global workforce would be impacted with estimated pre-tax charges of up to $1 billion. In connection with the Fiscal 2025 Plan, we incurred charges of $147 million in the first quarter of fiscal 2026, and the plan is expected to be completed in the second quarter of fiscal 2026. These aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits, and other costs.
The following table summarizes the activities related to our restructuring liability, which was included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN
	Employee Severance	Other	Total
Liability as of July 26, 2025	$66	$46	$112
Charges	113	34	147
Cash payments	(61)	(21)	(82)
Non-cash and other	(1)	(35)	(36)
Liability as of October 25, 2025	$117	$24	$141

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	October 25, 2025	July 26, 2025
Cash and cash equivalents	$8,400	$8,346
Restricted cash and restricted cash equivalents included in other current assets	1	564
Total	$8,401	$8,910
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Inventories

	October 25, 2025	July 26, 2025
Raw materials	$1,758	$1,744
Work in process	411	261
Finished goods	985	933
Service-related spares	236	220
Demonstration systems	5	6
Total	$3,395	$3,164
Property and Equipment, Net

	October 25, 2025	July 26, 2025
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,062	$4,045
Production, engineering, computer and other equipment and related software	5,232	5,178
Operating lease assets	49	51
Furniture, fixtures and other	318	316
Total gross property and equipment	9,661	9,590
Less: accumulated depreciation and amortization	(7,413)	(7,477)
Total	$2,248	$2,113
Remaining Performance Obligations (RPO)

	October 25, 2025	July 26, 2025
Product	$21,904	$21,572
Services	20,969	21,961
Total	$42,873	$43,533

Short-term RPO	$20,971	$21,723
Long-term RPO	21,902	21,810
Total	$42,873	$43,533

Amount to be recognized as revenue over the next 12 months	49%	50%

Deferred revenue	$27,969	$28,779
Unbilled contract revenue	14,904	14,754
Total	$42,873	$43,533
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Deferred Revenue

	October 25, 2025	July 26, 2025
Product	$13,252	$13,490
Services	14,717	15,289
Total	$27,969	$28,779
Reported as:
Current	$15,801	$16,416
Noncurrent	12,168	12,363
Total	$27,969	$28,779
Transition Tax Payable/Receivable
Our income tax payable and receivable associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act are as follows:

	October 25, 2025	July 26, 2025
Current income taxes payable	$2,273	$1,595
Less: Noncurrent income tax receivable included in other assets	(678)	—
Net	$1,595	$1,595
The income tax receivable as of October 25, 2025 reflects the transition tax benefit of the U.S. Tax Court opinion in Varian Medical Systems, Inc. v. Commissioner. See Note 18.

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	October 25, 2025	July 26, 2025
Operating lease right-of-use assets	Other assets	$1,303	$1,301

Operating lease liabilities	Other current liabilities	$403	$375
Operating lease liabilities	Other long-term liabilities	1,145	1,175
Total operating lease liabilities		$1,548	$1,550
The components of our lease expenses were as follows (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Operating lease expense	$131	$114
Short-term lease expense	25	18
Variable lease expense	72	46
Total lease expense	$228	$178
Supplemental information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$131	$114
Right-of-use assets obtained in exchange for operating leases liabilities	$123	$127

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The weighted-average lease term was 5.3 years and 5.7 years as of October 25, 2025 and July 26, 2025, respectively. The weighted-average discount rate was 3.9% and 4.1% as of October 25, 2025 and July 26, 2025, respectively.
The maturities of our operating leases (undiscounted) as of October 25, 2025 are as follows (in millions):

Fiscal Year	Amount
2026 (remaining nine months)	$360
2027	346
2028	262
2029	209
2030	183
Thereafter	374
Total lease payments	1,734
Less: interest	(186)
Total	$1,548
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $16 million and $17 million for the first quarter of fiscal 2026 and 2025, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of October 25, 2025 are summarized as follows (in millions):

Fiscal Year	Amount
2026 (remaining nine months)	$303
2027	346
2028	171
2029	180
2030	60
Total	1,060
Less: Present value of lease payments	(962)
Unearned income	$98
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

October 25, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,826	$1,060	$6,886
Residual value	—	67	67
Unearned income	—	(98)	(98)
Allowance for credit loss	(37)	(14)	(51)
Total, net	$5,789	$1,015	$6,804
Reported as:
Current	$2,714	$371	$3,085
Noncurrent	3,075	644	3,719
Total, net	$5,789	$1,015	$6,804

July 26, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,628	$982	$6,610
Residual value	—	66	66
Unearned income	—	(99)	(99)
Allowance for credit loss	(37)	(13)	(50)
Total, net	$5,591	$936	$6,527
Reported as:
Current	$2,715	$346	$3,061
Noncurrent	2,876	590	3,466
Total, net	$5,591	$936	$6,527
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

October 25, 2025		Fiscal Year				Three Months Ended
Internal Credit Risk Rating	Prior	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	October 25, 2025	Total
Loan Receivables:
1 to 4	$58	$186	$306	$1,003	$1,361	$662	$3,576
5 to 6	38	36	131	466	1,137	400	2,208
7 and Higher	—	6	7	4	22	3	42
Total Loan Receivables	$96	$228	$444	$1,473	$2,520	$1,065	$5,826
Lease Receivables:
1 to 4	$6	$21	$110	$194	$218	$35	$584
5 to 6	4	20	70	117	103	50	364
7 and Higher	—	1	2	6	2	3	14
Total Lease Receivables	$10	$42	$182	$317	$323	$88	$962
Total	$106	$270	$626	$1,790	$2,843	$1,153	$6,788

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 26, 2025		Fiscal Year
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	Total
Loan Receivables:
1 to 4	$2	$83	$236	$371	$1,258	$1,556	$3,506
5 to 6	2	56	53	167	561	1,248	2,087
7 and Higher	—	—	6	9	4	16	35
Total Loan Receivables	$4	$139	$295	$547	$1,823	$2,820	$5,628
Lease Receivables:
1 to 4	$—	$9	$23	$112	$187	$207	$538
5 to 6	—	6	25	77	120	103	331
7 and Higher	—	—	1	3	8	2	14
Total Lease Receivables	$—	$15	$49	$192	$315	$312	$883
Total	$4	$154	$344	$739	$2,138	$3,132	$6,511
The following tables present the aging analysis of gross receivables as of October 25, 2025 and July 26, 2025 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
October 25, 2025	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$46	$27	$31	$104	$5,722	$5,826	$8	$3	$3
Lease receivables	12	2	16	30	932	962	5	1	1
Total	$58	$29	$47	$134	$6,654	$6,788	$13	$4	$4

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2025	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$18	$18	$16	$52	$5,576	$5,628	$4	$5	$5
Lease receivables	7	3	6	16	867	883	4	1	1
Total	$25	$21	$22	$68	$6,443	$6,511	$8	$6	$6
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended October 25, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 26, 2025	$37	$13	$50
Provisions (benefits)	—	1	1
Allowance for credit loss as of October 25, 2025	$37	$14	$51

Three Months Ended October 26, 2024	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(1)	—	(1)
Allowance for credit loss as of October 26, 2024	$49	$15	$64

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

October 25, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,637	$7	$(4)	$1,640
U.S. government agency securities	49	—	—	49
Non-U.S. government and agency securities	409	1	—	410
Corporate debt securities	2,979	14	(44)	2,949
Mortgage- and asset-backed securities	270	—	(16)	254
Commercial paper	884	—	—	884
Certificates of deposit	756	—	—	756
Total	$6,984	$22	$(64)	$6,942

July 26, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,971	$2	$(12)	$1,961
U.S. government agency securities	67	—	—	67
Non-U.S. government and agency securities	458	—	—	458
Corporate debt securities	3,138	13	(61)	3,090
Mortgage- and asset-backed securities	320	—	(34)	286
Commercial paper	950	—	—	950
Certificates of deposit	569	—	—	569
Total	$7,473	$15	$(107)	$7,381
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Gross realized gains	$10	$8
Gross realized losses	(14)	(33)
Total	$(4)	$(25)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at October 25, 2025 and July 26, 2025 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
October 25, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$—	$—	$436	$(4)	$436	$(4)
U.S. government agency securities	5	—	—	—	5	—
Corporate debt securities	63	—	1,583	(18)	1,646	(18)
Mortgage- and asset-backed securities	4	—	160	(16)	164	(16)
Commercial paper	10	—	—	—	10	—
Total	$82	$—	$2,179	$(38)	$2,261	$(38)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,076	$(6)	$302	$(6)	$1,378	$(12)
U.S. government agency securities	8	—	21	—	29	—
Non-U.S. government and agency securities	292	—	—	—	292	—
Corporate debt securities	106	—	1,800	(35)	1,906	(35)
Mortgage- and asset-backed securities	5	—	279	(34)	284	(34)
Commercial paper	30	—	—	—	30	—
Total	$1,517	$(6)	$2,402	$(75)	$3,919	$(81)
The following table summarizes the maturities of our available-for-sale debt investments as of October 25, 2025 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$3,925	$3,883
After 1 year through 5 years	2,768	2,784
After 5 years through 10 years	21	21
Mortgage- and asset-backed securities with no single maturity	270	254
Total	$6,984	$6,942
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Marketable Equity Securities
We held marketable equity securities of $394 million and $383 million as of October 25, 2025 and July 26, 2025, respectively. We recognized net unrealized gains of $30 million and $25 million during the first quarter of fiscal 2026 and fiscal 2025, respectively, on our marketable securities still held as of the reporting date.
(c)Investments in Privately Held Companies
The carrying value of our investments in privately held companies was $2.1 billion and $1.9 billion as of October 25, 2025 and July 26, 2025, respectively. As of October 25, 2025, we have total funding commitments of $0.5 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.
Investments in privately held companies measured using the measurement alternative had a carrying value of $0.7 billion and $0.6 billion as of October 25, 2025 and July 26, 2025, respectively. We have recorded cumulative adjustments to the carrying value of our investments in privately held companies measured using the measurement alternative as follows (in millions):

	October 25, 2025	July 26, 2025
Cumulative upward adjustments	$277	$195
Cumulative downward adjustments, including impairments	(595)	(597)
Net adjustments	$(318)	$(402)
We held equity interests in certain private equity funds of $0.7 billion as of each of October 25, 2025 and July 26, 2025, which are accounted for under the NAV practical expedient.
Of the total carrying value of our investments in privately held companies as of October 25, 2025, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Certain of our investments in privately held companies are required to be consolidated under the voting interest entity model. The noncontrolling interest attributed to these investments was $206 million and $162 million as of October 25, 2025 and July 26, 2025, respectively, and is included in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interest attributed to these investments is not material for any of the periods presented and is included in other income (loss), net in the Consolidated Statements of Operations.

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	OCTOBER 25, 2025			JULY 26, 2025
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$6,082	$—	$6,082	$5,885	$—	$5,885
Commercial paper	—	149	149	—	336	336
Corporate debt securities	—	—	—	—	1	1
Available-for-sale debt investments:
U.S. government securities	—	1,640	1,640	—	1,961	1,961
U.S. government agency securities	—	49	49	—	67	67
Non-U.S. government and agency securities	—	410	410	—	458	458
Corporate debt securities	—	2,949	2,949	—	3,090	3,090
Mortgage- and asset-backed securities	—	254	254	—	286	286
Commercial paper	—	884	884	—	950	950
Certificates of deposit	—	756	756	—	569	569
Equity investments:
Marketable equity securities	394	—	394	383	—	383
Other current assets:
Money market funds	—	—	—	563	—	563
Derivative assets	—	55	55	—	32	32
Total	$6,476	$7,146	$13,622	$6,831	$7,750	$14,581
Liabilities:
Derivative liabilities	$—	$58	$58	$—	$31	$31
Total	$—	$58	$58	$—	$31	$31
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables was $3.1 billion and $2.9 billion as of October 25, 2025 and July 26, 2025, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of October 25, 2025, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of October 25, 2025, the fair value of our senior notes was $25.5 billion, with a carrying amount of $24.6 billion. This compares to a fair value of $25.0 billion and a carrying amount of $24.6 billion as of July 26, 2025. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	October 25, 2025		July 26, 2025
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior notes	$3,249	3.41%	$1,749	4.15%
Commercial paper	3,476	4.09%	3,482	4.37%
Current portion of other debt	—	—	1	1.13%
Total	$6,725		$5,232
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		October 25, 2025		July 26, 2025
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior notes:
Fixed-rate notes:
4.90%	February 26, 2026	$1,000	5.00%	$1,000	5.00%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.55%	February 24, 2028	1,000	4.61%	1,000	4.61%
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.75%	February 24, 2030	1,000	4.73%	1,000	4.73%
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
4.95%	February 24, 2032	1,000	4.94%	1,000	4.94%
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.10%	February 24, 2035	1,250	5.11%	1,250	5.11%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.50%	February 24, 2055	750	5.49%	750	5.49%
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		2	1.13%	3	1.13%
Total		24,752		24,753
Unaccreted discount/issuance costs		(139)		(142)
Total		$24,613		$24,611

Reported as:
Current portion of long-term debt		$3,249		$1,750
Long-term debt		21,364		22,861
Total		$24,613		$24,611
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of October 25, 2025, we were in compliance with all debt covenants.
As of October 25, 2025, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2026 (remaining nine months)	$1,750
2027	3,502
2028	1,000
2029	2,500
2030	1,000
Thereafter	15,000
Total	$24,752

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of October 25, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	October 25, 2025	July 26, 2025	Balance Sheet Line Item	October 25, 2025	July 26, 2025
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$27	$17	Other current liabilities	$1	$2
Foreign currency derivatives	Other assets	27	10	Other long-term liabilities	—	2
Total		54	27		1	4
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	1	3	Other current liabilities	30	17
Foreign currency derivatives	Other assets	—	2	Other long-term liabilities	27	10
Total		1	5		57	27
Total		$55	$32		$58	$31
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	October 25, 2025	October 26, 2024
Foreign currency derivatives	Other income (loss), net	$(46)	$(32)
Total return swaps—deferred compensation	Operating expenses and other	54	22
Total		$8	$(10)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	October 25, 2025	July 26, 2025
Foreign currency derivatives	$8,006	$8,978
Total return swaps—deferred compensation	1,195	1,087
Total	$9,201	$10,065

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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 25, 2025	July 26, 2025
Less than 1 year	$7,879	$7,202
1 to 3 years	396	320
3 to 5 years	46	77
Total	$8,321	$7,599

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of October 25, 2025 and July 26, 2025, the liability for these purchase commitments was $185 million and $206 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.5 billion and $0.3 billion as of October 25, 2025 and July 26, 2025, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Balance at beginning of period	$399	$362
Provisions for warranties issued	104	105
Adjustments for pre-existing warranties	—	1
Settlements	(111)	(111)
Balance at end of period	$392	$357
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $6.7 billion and $6.0 billion for the first quarter of fiscal 2026 and 2025, respectively. The balance of the channel partner financing subject to guarantees was $1.5 billion and $1.3 billion as of October 25, 2025 and July 26, 2025, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at October 25, 2025 and July 26, 2025, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	October 25, 2025	July 26, 2025
Maximum potential future payments	$134	$123
Deferred revenue	(17)	(13)
Total	$117	$110
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The remaining asserted claims by Brazilian federal tax authorities are for calendar years 2004 through 2007, and the remaining asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $145 million for the alleged evasion of import and other taxes, $851 million for interest, and $298 million for various penalties, all determined using an exchange rate as of October 25, 2025.
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
Centripetal  On February 13, 2018, Centripetal Networks, Inc. (“Centripetal”) asserted patent infringement claims against us in the U.S. District Court for the Eastern District of Virginia, alleging that several of our products and services infringe eleven Centripetal U.S. patents. After two bench trials and various administrative actions and appeals, we have been found either to not have infringed any of the patents or the patents have been invalidated. Centripetal appealed one of the Patent Trial and Appeal Board’s (“PTAB”) invalidity decisions and on October 22, 2025, the Federal Circuit vacated the decision and remanded the case to the PTAB for further consideration. Centripetal’s appeal of the non-infringement judgment of the District Court is ongoing.
Between April 2020 and February 2022, Centripetal also filed complaints in the District Court of Dusseldorf in Germany (“German Court”), asserting five patents and one utility model. Centripetal sought damages and injunctive relief in all cases. In various proceedings in 2021, 2022, and 2023, we have been found to have not infringed three patents, one patent was invalidated, and the utility model was invalidated. The infringement action on the final patent is stayed due to an invalidity action heard on June 6, 2024 in the Federal Patent Court, in which all claims, aside from one auxiliary claim, were found invalid, and for which we are awaiting a decision on appeal from the German Federal Court of Justice. Centripetal’s appeals of two of the non-infringement findings remain pending and, on March 27, 2024, the Court of Appeals rejected Centripetal’s appeal of the third non-infringement finding. In an appellate decision on December 11, 2024, the German Federal Court of Justice revoked one of the two patents for which Centripetal appealed the finding of non-infringement, rendering moot the noninfringement appeal of that patent.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Del. on other Ramot patents and those proceedings are ongoing. The Court rescheduled the trial date in the D. Del. cases for December 1, 2025.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of October 25, 2025, the remaining authorized amount for stock repurchases under this program was approximately $12.2 billion, with no termination date. The stock repurchase activity for fiscal 2026 and 2025 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2026
October 25, 2025	29	$68.28	$2,001

Fiscal 2025
July 26, 2025	19	$64.65	$1,252
April 26, 2025	25	$59.78	$1,504
January 25, 2025	21	$58.58	$1,236
October 26, 2024	40	$49.56	$2,003
There were stock repurchases of $29 million and $20 million that were pending settlement October 25, 2025 and July 26, 2025, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On November 12, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on January 21, 2026, to all stockholders of record as of the close of business on January 2, 2026. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of October 25, 2025, we have not issued any shares of preferred stock.

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of October 25, 2025, 90 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during the first quarter of each of fiscal 2026 and 2025. As of October 25, 2025, 50 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense and the income tax benefit for share-based compensation (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Cost of sales—product	$68	$57
Cost of sales—services	82	74
Share-based compensation expense in cost of sales	150	131
Research and development	484	354
Sales and marketing	269	210
General and administrative	131	115
Restructuring and other charges	21	17
Share-based compensation expense in operating expenses	905	696
Total share-based compensation expense	$1,055	$827
Income tax benefit for share-based compensation	$241	$174

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of October 25, 2025, the total compensation cost related to unvested share-based awards not yet recognized was $4.2 billion which is expected to be recognized over approximately 1.9 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 27, 2024	117	$46.86
Granted and assumed	70	55.73
Vested	(65)	46.95	$3,707
Canceled/forfeited/other	(9)	48.04
Unvested balance at July 26, 2025	113	52.26
Granted and assumed	11	64.74
Vested	(12)	46.35	$851
Canceled/forfeited/other	4	48.91
Unvested balance at October 25, 2025	116	$53.91

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first quarter of fiscal 2026 and 2025 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 26, 2025	$(57)	$65	$(962)	$(954)
Other comprehensive income (loss) before reclassifications	48	42	(41)	49
(Gains) losses reclassified out of AOCI	4	(9)	—	(5)
Tax benefit (expense)	(11)	(8)	(1)	(20)
Balance at October 25, 2025	$(16)	$90	$(1,004)	$(930)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2024	$(241)	$79	$(1,268)	$(1,430)
Other comprehensive income (loss) before reclassifications	71	9	(19)	61
(Gains) losses reclassified out of AOCI	25	(9)	—	16
Tax benefit (expense)	(23)	—	—	(23)
Balance at October 26, 2024	$(168)	$79	$(1,287)	$(1,376)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024
Income before provision for (benefit from) income taxes	$3,391	$2,267
Provision for (benefit from) income taxes	531	(444)
Effective tax rate	15.7%	(19.6)%
As of October 25, 2025, we had $2.3 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.
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

19.Segment Information and Major Customers
(a)Revenue and Gross Margin by Segment
We conduct business globally and are primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. Our chief executive officer is the chief operating decision maker (CODM). The CODM reviews certain financial information for each segment, to evaluate performance and allocate resources by comparing actual performance to our annual targets. Performance of each segment is measured based on segment revenue and segment gross margin. Sales are attributed to a segment based on the location of the customer.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes our revenue and gross margin by segment and the significant expenses by each segment (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Revenue:
Americas	$8,989	$8,252
EMEA	3,784	3,588
APJC	2,111	2,001
Total	$14,883	$13,841
Gross margin:
Americas	$6,001	$5,740
EMEA	2,722	2,522
APJC	1,413	1,328
Segment total	10,136	9,590
Unallocated corporate items	(391)	(469)
Total	$9,745	$9,121

Supplemental information about our significant expenses:
Americas:
Cost of sales — product	$2,349	$1,877
Cost of sales — services	639	635
Segment total	$2,988	$2,512
EMEA:
Cost of sales — product	$768	$778
Cost of sales — services	294	288
Segment total	$1,062	$1,066
APJC:
Cost of sales — product	$514	$490
Cost of sales — services	184	183
Segment total	$698	$673
Amounts may not sum due to rounding.
Revenue in the United States was $8.1 billion and $7.4 billion for the first quarter of fiscal 2026 and 2025, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Revenue:
Networking	$7,768	$6,753
Security	1,980	2,017
Collaboration	1,055	1,085
Observability	274	258
Total Product	11,077	10,114
Services	3,806	3,727
Total	$14,883	$13,841
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended
	October 25, 2025	October 26, 2024
Net income	$2,860	$2,711
Weighted-average shares—basic	3,956	3,990
Effect of dilutive potential common shares	37	23
Weighted-average shares—diluted	3,993	4,013
Net income per share—basic	$0.72	$0.68
Net income per share—diluted	$0.72	$0.68
Antidilutive employee share-based awards, excluded	—	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended
	October 25, 2025	October 26, 2024	% Variance
Revenue	$14,883	$13,841	8%
Gross margin percentage	65.5%	65.9%	(0.4)	pts
Research and development	$2,400	$2,286	5%
Sales and marketing	$2,871	$2,752	4%
General and administrative	$733	$795	(8)%
Total research and development, sales and marketing, general and administrative	$6,004	$5,833	3%
Total as a percentage of revenue	40.3%	42.1%	(1.8)	pts
Operating income as a percentage of revenue	22.6%	17.0%	5.6	pts
Interest and other income (loss), net	$28	$(91)	NM
Income tax percentage	15.7%	(19.6)%	35.3	pts
Net income	$2,860	$2,711	5%
Net income as a percentage of revenue	19.2%	19.6%	(0.4)	pts
Earnings per share—diluted	$0.72	$0.68	6%
NM – Not Meaningful
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
In the first quarter of fiscal 2026, we delivered strong revenue growth across all geographies and solid margins as we saw a positive demand environment. Total revenue increased by 8% compared with the first quarter of fiscal 2025, driven by revenue from Networking, particularly within our AI Infrastructure and Campus Networking solutions. Within total revenue, product revenue increased by 10% and services revenue increased by 2%. In the first quarter of fiscal 2026, total software revenue was $5.7 billion across all product areas and services, an increase of 3%. Total subscription revenue increased 2%.
Total gross margin decreased by 0.4 percentage points. Product gross margin decreased by 0.6 percentage points, primarily driven by negative impacts from product mix and pricing, partially offset by productivity improvements and lower amortization of purchased intangible assets. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 1.8 percentage points. Operating income as a percentage of revenue increased by 5.6 percentage points primarily driven by lower restructuring and other charges and revenue growth in the first quarter of fiscal 2026. Diluted earnings per share increased 6%, driven by the revenue growth and operating margin improvement, partially offset by the income tax benefit of $720 million we had in the first quarter of fiscal 2025.
In terms of our geographic segments, revenue from the Americas increased by $0.7 billion, EMEA revenue increased by $0.2 billion and APJC revenue increased by $0.1 billion. From a customer market standpoint, we experienced product revenue growth across all of our customer markets. From a product category perspective, the product revenue increase of 10% was driven by growth in Networking of 15% and Observability of 6%, partially offset by declines in Collaboration of 3% and Security of 2%.
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
Strategy and Priorities
In today’s digital-first world, businesses and organizations globally are deploying technology to pursue their strategic objectives, from accelerating growth to enhancing operational efficiency and fostering innovation. Our strategy is to securely connect everything to make those desired outcomes possible.
For additional discussion of our strategy and priorities, see Item 1. Business in our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.
Other Key Financial Measures
The following is a summary of our other key financial measures for the first quarter of fiscal 2026 (in millions):

	October 25, 2025	July 26, 2025
Cash and cash equivalents and investments	$15,736	$16,110
Remaining performance obligations	$42,873	$43,533
Inventories	$3,395	$3,164
Total debt	$28,089	$28,093

	Three Months Ended
	October 25, 2025	October 26, 2024
Cash provided by operating activities	$3,212	$3,661
Repurchases of common stock—stock repurchase program	$2,001	$2,003
Dividends paid	$1,617	$1,592

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires us to make judgments, assumptions, and estimates that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended July 26, 2025, as updated as applicable in Note 2 to the Consolidated Financial Statements herein, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The accounting policies described below are significantly affected by critical accounting estimates. Such accounting policies require significant judgments, assumptions, and estimates used in the preparation of the Consolidated Financial Statements, and actual results could differ materially from the amounts reported based on these policies.
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
Our total provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers were $63 million and $201 million for the first quarter of fiscal 2026 and 2025, respectively. If there were to be a sudden and significant decrease in demand for our products, or a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, then we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first quarter of fiscal 2026 and 2025.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was a tax provision of 15.7% and a benefit of 19.6% in the first quarter of fiscal 2026 and 2025, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars	Variance in Percent
Revenue:
Product	$11,077	$10,114	$963	10%
Percentage of revenue	74.4%	73.1%
Services	3,806	3,727	79	2%
Percentage of revenue	25.6%	26.9%
Total	$14,883	$13,841	$1,042	8%
Amounts may not sum and percentages may not recalculate due to rounding.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars	Variance in Percent
Revenue:
Americas	$8,989	$8,252	$737	9%
Percentage of revenue	60.4%	59.6%
EMEA	3,784	3,588	196	5%
Percentage of revenue	25.4%	25.9%
APJC	2,111	2,001	110	5%
Percentage of revenue	14.2%	14.5%
Total	$14,883	$13,841	$1,042	8%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
Total revenue increased by 8%. Product revenue increased by 10% and services revenue increased by 2%. Our total revenue reflected growth across each of our geographic segments.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$6,706	$6,002	$704	12%
Percentage of product revenue	60.5%	59.3%
EMEA	2,846	2,686	160	6%
Percentage of product revenue	25.7%	26.6%
APJC	1,525	1,426	99	7%
Percentage of product revenue	13.8%	14.1%
Total	$11,077	$10,114	$963	10%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
Americas
Product revenue in the Americas segment increased by 12%, with growth across each of our customer markets, led by the Service Provider and Cloud customer market which was largely driven by revenue from our AI Infrastructure solutions. From a country perspective, product revenue increased in the United States and Mexico by 13% and 25%, respectively, partially offset by declines in Brazil and Canada of 28% and 3%, respectively.
EMEA
Product revenue in the EMEA segment increased by 6%, with growth across each of our customer markets. From a country perspective, product revenue increased in the Netherlands, United Kingdom and Saudi Arabia by 35%, 6% and 9%, respectively.
APJC
Product revenue in the APJC segment increased by 7%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, Singapore and China by 12%, 50%, and 15%, respectively, partially offset by a decline in Australia of 11%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars	Variance in Percent
Product revenue
Networking	$7,768	$6,753	$1,015	15%
Security	1,980	2,017	(37)	(2)%
Collaboration	1,055	1,085	(30)	(3)%
Observability	274	258	16	6%
Total	$11,077	$10,114	$963	10%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
Networking
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category increased by 15%, or $1.0 billion. The increase was primarily driven by double digit revenue growth in Service Provider Routing, particularly within our AI Infrastructure solutions, Data Center Switching, and Enterprise Routing. We also experienced revenue growth in Campus Switching.
Security
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category decreased by 2%, or $37 million. The decline was driven in part due to a change in how our customers consumed Splunk offerings, shifting from fewer on-premise deals to more cloud subscriptions. We also experienced a revenue decline in our prior generation products. These declines were partially offset by growth in Secure Firewall, Duo, and SASE offerings.
Collaboration
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category decreased by 3%, or $30 million, primarily driven by declines in our Devices and Webex Suite offerings.
Observability
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased by 6%, or $16 million, primarily driven by growth in ThousandEyes.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$2,283	$2,249	$34	2%
Percentage of service revenue	60.0%	60.3%
EMEA	938	903	35	4%
Percentage of service revenue	24.6%	24.2%
APJC	586	575	11	2%
Percentage of service revenue	15.4%	15.5%
Total	$3,806	$3,727	$79	2%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue increased 2% in the first quarter of fiscal 2026 compared with the first quarter of fiscal 2025, with the growth driven by higher revenue from professional and support services. Services revenue increased across all of our geographic segments for the first quarter of fiscal 2026.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Gross margin:
Product	$7,143	$6,588	64.5%	65.1%
Services	2,602	2,533	68.4%	68.0%
Total	$9,745	$9,121	65.5%	65.9%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the first quarter of fiscal 2026, as compared with the corresponding prior year period:

Product Gross Margin Percentage
Fiscal 2025	65.1%
Productivity (1)	1.7%
Product pricing	(1.1)%
Mix of products sold	(2.2)%
Amortization of purchased intangible assets	1.1%
Others	(0.1)%
Fiscal 2026	64.5%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory and the liability related to the purchase commitments with contract manufacturers and suppliers, freight, logistics, shipment volume, and other items not categorized elsewhere.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
Product gross margin decreased by 0.6 percentage points primarily driven by negative impacts from product mix and pricing, partially offset by productivity improvements and lower amortization of purchased intangible assets.
Supply Chain Impacts and Risks
We regularly enter into purchase commitments with contract manufacturers and suppliers and in recent periods have increased such commitments related to manufacturing Cisco Silicon One and other products to meet demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026. These purchase commitments have in turn significantly increased our supply chain exposure. This exposure includes potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products, or we are otherwise unable to mitigate this exposure. Additionally, while we are exposed to new and proposed tariffs and other trade policies, the extent of such exposure is uncertain but could be significant if the exposure remains and we are unable to mitigate it.
Services Gross Margin
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
Our services gross margin percentage increased by 0.4 percentage points primarily due to cost efficiencies.
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
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended
	AMOUNT		PERCENTAGE
	October 25, 2025	October 26, 2024	October 25, 2025	October 26, 2024
Gross margin:
Americas	$6,001	$5,740	66.8%	69.6%
EMEA	2,722	2,522	71.9%	70.3%
APJC	1,413	1,328	66.9%	66.4%
Segment total	10,136	9,590	68.1%	69.3%
Unallocated corporate items (1)	(391)	(469)
Total	$9,745	$9,121	65.5%	65.9%
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
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from product mix and pricing, partially offset by positive impacts from productivity improvements.
Gross margin percentage in our EMEA segment increased primarily due to productivity improvements, partially offset by negative impacts from pricing and product mix.
The increase in the APJC segment gross margin percentage was primarily due to productivity improvements, partially offset by negative impacts from pricing and product mix.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars	Variance in Percent
Research and development	$2,400	$2,286	$114	5%
Percentage of revenue	16.1%	16.5%
Sales and marketing	2,871	2,752	119	4%
Percentage of revenue	19.3%	19.9%
General and administrative	733	795	(62)	(8)%
Percentage of revenue	4.9%	5.7%
Total	$6,004	$5,833	$171	3%
Percentage of revenue	40.3%	42.1%
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
R&D Expenses
R&D expenses increased primarily due to higher headcount-related expenses reflecting our investments in AI and higher share-based compensation expense, partially offset by lower acquisition-related costs.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher share-based compensation expense, higher contracted services spending, higher headcount-related expenses, and higher discretionary spending.
G&A Expenses
G&A expenses decreased primarily due to lower acquisition-related costs and lower headcount-related expenses.
Effect of Foreign Currency
In the first quarter of fiscal 2026, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $36 million, or 0.6%, compared with the first quarter of fiscal 2025.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Amortization of purchased intangible assets:
Cost of sales	$240	$325
Operating expenses	231	265
Total	$471	$590
For the first quarter of fiscal 2026, the decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized.
Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. This restructuring plan is expected to impact approximately 7% of our global workforce with estimated pre-tax charges of approximately $1 billion. In connection with this restructuring plan, we incurred charges of $147 million in the first quarter of fiscal 2026. We expect this plan to be completed by the end of the second quarter of fiscal 2026.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended
	October 25, 2025	October 26, 2024
Operating income	$3,363	$2,358
Operating income as a percentage of revenue	22.6%	17.0%
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
Operating income increased by 43%, and operating income as a percentage of revenue increased by 5.6 percentage points. These changes primarily resulted from lower restructuring and other charges and revenue growth in the first quarter of fiscal 2026.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars
Interest income	$222	$286	$(64)
Interest expense	(350)	(418)	68
Interest income (expense), net	$(128)	$(132)	$4
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
The decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average balance of debt outstanding and lower effective interest rate on commercial paper during the period.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(4)	$(25)	$21
Marketable equity investments	31	24	7
Privately held investments	163	74	89
Net gains (losses) on investments	190	73	117
Other gains (losses), net	(34)	(32)	(2)
Other income (loss), net	$156	$41	$115
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
The change in our other income (loss), net was primarily driven by higher unrealized gains on privately held investments.
Provision for (Benefit from) Income Taxes
Three Months Ended October 25, 2025 Compared with Three Months Ended October 26, 2024
The provision for (benefit from) income taxes resulted in an effective tax rate of 15.7% for the first quarter of fiscal 2026, compared with an effective tax rate of (19.6)% for the first quarter of fiscal 2025. The increase in the effective tax rate was primarily due to a $720 million tax benefit related to the U.S. Tax Court opinion issued during the first quarter of fiscal 2025 regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cut and Job Act (“Tax Act”) (our fiscal 2018).

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	October 25, 2025	July 26, 2025	Increase (Decrease)
Cash and cash equivalents	$8,400	$8,346	$54
Available-for-sale debt investments	6,942	7,381	(439)
Marketable equity securities	394	383	11
Total	$15,736	$16,110	$(374)
The net decrease in cash and cash equivalents and investments in the first quarter of fiscal 2026 was primarily driven by cash returned to stockholders in the form of cash dividends of $1.6 billion and repurchases of common stock of $2.0 billion, and capital expenditures of $0.3 billion. These uses of cash were partially offset by net cash provided by operating activities of $3.2 billion and the release to us of approximately $0.6 billion of restricted cash previously held in escrow.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of October 25, 2025 and July 26, 2025, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended
	October 25, 2025	October 26, 2024
Net cash provided by operating activities	$3,212	$3,661
Acquisition of property and equipment	(323)	(217)
Free cash flow	$2,889	$3,444
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2026
October 25, 2025	$0.41	$1,617	29	$68.28	$2,001	$3,618

Fiscal 2025
July 26, 2025	$0.41	$1,625	19	$64.65	$1,252	$2,877
April 26, 2025	$0.41	$1,627	25	$59.78	$1,504	$3,131
January 25, 2025	$0.40	$1,593	21	$58.58	$1,236	$2,829
October 26, 2024	$0.40	$1,592	40	$49.56	$2,003	$3,595
On November 12, 2025, our Board of Directors declared a quarterly dividend of $0.41 per common share to be paid on January 21, 2026, to all stockholders of record as of the close of business on January 2, 2026. Future dividends will be subject to the approval of our Board of Directors.
The remaining authorized amount for stock repurchases under this program is approximately $12.2 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	October 25, 2025	July 26, 2025	Increase (Decrease)
Accounts receivable, net	$4,827	$6,701	$(1,874)
Our accounts receivable net, as of October 25, 2025 decreased by approximately 28%, as compared with the end of fiscal 2025, primarily due to timing and amount of product and service billings in the first quarter of fiscal 2026 compared with the fourth quarter of fiscal 2025.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and balances with contract manufacturers and suppliers (in millions):

	October 25, 2025	July 26, 2025	Variance vs. July 26, 2025
Inventories	$3,395	$3,164	$231
Inventory purchase commitments	$8,321	$7,599	$722
Inventory deposits and prepayments	$1,023	$825	$198
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	October 25, 2025	July 26, 2025	Variance vs. July 26, 2025
Less than 1 year	$7,879	$7,202	$677
1 to 3 years	396	320	76
3 to 5 years	46	77	(31)
Total	$8,321	$7,599	$722
Inventory as of October 25, 2025 increased by 7% and inventory purchase commitments with contract manufacturers and suppliers increased by 10% from our balances at the end of fiscal 2025. The combined increase of 9% in our inventory and inventory purchase commitments as compared with the end of fiscal 2025 was primarily related to commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet the demand from hyperscalers and other customers. We expect our inventory balances may increase in future quarters as we work to fulfill this demand.
In recent periods, we have increased our levels of inventory and purchase commitments with contract manufacturers and suppliers primarily related to Cisco Silicon One. The increases were primarily due to arrangements to secure supply and pricing for certain product components and commitments with contract manufacturers to meet customer demand and help manage lead times. Our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	October 25, 2025	July 26, 2025	Increase (Decrease)
Loan receivables, net	$5,789	$5,591	$198
Lease receivables, net	1,015	936	79
Total, net	$6,804	$6,527	$277

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables increased by 4% as compared with the end of fiscal 2025.
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
The volume of channel partner financing was $6.7 billion and $6.0 billion for the first quarter of fiscal 2026 and 2025, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.5 billion and $1.3 billion as of October 25, 2025 and July 26, 2025, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of October 25, 2025, the total maximum potential future payments related to these guarantees was approximately $134 million, of which approximately $17 million was recorded as deferred revenue.
Borrowings
Senior Notes  The following table summarizes the principal amount of our senior notes (in millions):

	Maturity Date	October 25, 2025	July 26, 2025
Senior notes:
Fixed-rate notes:
4.90%	February 26, 2026	$1,000	$1,000
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.55%	February 24, 2028	1,000	1,000
4.85%	February 26, 2029	2,500	2,500
4.75%	February 24, 2030	1,000	1,000
4.95%	February 26, 2031	2,500	2,500
4.95%	February 24, 2032	1,000	1,000
5.05%	February 26, 2034	2,500	2,500
5.10%	February 24, 2035	1,250	1,250
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.50%	February 24, 2055	750	750
5.35%	February 26, 2064	1,000	1,000
Total		$24,750	$24,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of October 25, 2025.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $3.5 billion in commercial paper notes outstanding as of each of October 25, 2025 and July 26, 2025.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of October 25, 2025, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	October 25, 2025	July 26, 2025	Increase (Decrease)
Product	$21,904	$21,572	$332
Services	20,969	21,961	(992)
Total	$42,873	$43,533	$(660)

Short-term RPO	$20,971	$21,723	$(752)
Long-term RPO	21,902	21,810	92
Total	$42,873	$43,533	$(660)
Total remaining performance obligations as of October 25, 2025 decreased 2% compared to the end of fiscal 2025. Remaining performance obligations for product increased by 2% compared to the end of fiscal 2025, of which long-term product RPO was $11.8 billion, up 3%. Remaining performance obligations for services decreased 5%.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	October 25, 2025	July 26, 2025	Increase (Decrease)
Product	$13,252	$13,490	$(238)
Services	14,717	15,289	(572)
Total	$27,969	$28,779	$(810)
Reported as:
Current	$15,801	$16,416	$(615)
Noncurrent	12,168	12,363	(195)
Total	$27,969	$28,779	$(810)
Total deferred revenue decreased 3% compared to the end of fiscal 2025. Within total deferred revenue, deferred product revenue decreased by 2% and deferred services revenue decreased by 4%. The decrease in deferred services revenue was driven by lower business volume and ongoing amortization of deferred services revenue.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed herein. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. Our contractual obligations consist of operating leases, purchase commitments with contract manufacturers and suppliers, other purchase obligations, long-term debt, the transition tax payable, and other long-term liabilities. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.
Transition Tax Payable
The income tax payable outstanding as of October 25, 2025 for the U.S. transition tax on accumulated earnings for foreign subsidiaries was $2.3 billion and is payable in the second quarter of fiscal 2026.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
Of the total carrying value of our investments in privately held companies as of October 25, 2025, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.5 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments. See Note 10 to the Consolidated Financial Statements.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of October 25, 2025. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.8 billion and $6.5 billion as of October 25, 2025 and July 26, 2025. As of October 25, 2025, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of October 25, 2025, we had $24.8 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior notes was $24.6 billion, and the related fair value based on market prices was $25.5 billion. As of October 25, 2025, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease or increase of approximately $0.8 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $394 million and $383 million as of October 25, 2025 and July 26, 2025, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $2.1 billion and $1.9 billion as of October 25, 2025 and July 26, 2025, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	October 25, 2025		July 26, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$3,816	$(56)	$4,498	$(21)
Sold	$4,190	$53	$4,480	$22
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

Approximately 75% of our operating expenses are U.S.-dollar denominated. In the first quarter of fiscal 2026, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $36 million, or 0.6%, compared with the first quarter of fiscal 2025. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter of fiscal 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
For a description of our pending legal proceedings, see Note 14, “Commitments and Contingencies—(f) Legal Proceedings” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report. The descriptions below include any material changes to and supersede the description of the risk factors affecting our business previously disclosed in “Part I, Item 1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.
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
Our operating results have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. These factors include:
•Fluctuations in demand for our products and services, especially with respect to service providers and cloud customers, in part due to changes in the global economic environment
•Changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue
•Our ability to maintain appropriate inventory levels and purchase commitments
•Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions
•The overall movement toward industry consolidation among both our competitors and our customers
•The introduction and market acceptance of new technologies and products, and our success in new and evolving markets, and in emerging technologies, including AI, as well as the adoption of new standards
•Variations in sales channels, product costs, or mix of products sold (e.g., hardware and software sales, including mix of cloud-based and on-premise software sales)
•The timing, size, and mix of orders from customers
•Manufacturing and customer lead times
•Fluctuations in our gross margins, and the factors that contribute to such fluctuations
•The ability of our direct sale customers, channel partners, contract manufacturers and suppliers to obtain financing or to fund capital expenditures, especially in the event of direct sale customers, channel partner, contract manufacturer or supplier financial problems
•Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements
•How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges
•Our ability to achieve targeted cost reductions
•Benefits anticipated from our investments
•Changes in tax laws or accounting rules, or interpretations thereof
As a consequence, operating results for a particular future period are difficult to predict, and, therefore, prior results are not necessarily indicative of results to be expected in future periods. Any of the foregoing factors, or any other factors discussed elsewhere herein, could materially harm our business, results of operations, and financial condition.
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
A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies, geopolitical tensions (including as a result of China-Taiwan relations, increasing tariffs or any other trade tensions) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure by suppliers to deliver on our contracts; IT-related failure or disruption; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially harm our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could materially harm our business, results of operations, and financial condition.
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
Manufacturing capacity and component supply constraints, as we saw with memory in the first quarter of fiscal 2026, could be significant issues for us as they have been in certain prior periods. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. In recent periods, we have increased our efforts in procuring components in order to meet customer expectations, such as we have done in past periods due to supply constraints, which in turn contributes to an increase in inventory and purchase commitments. For example, in fiscal 2025 and in the first quarter of fiscal 2026, we entered into additional purchase commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026. These past efforts and additional purchase commitments significantly increased our supply chain exposure, which resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. For example, on August 26, 2025, we settled a legal dispute with a supplier relating to purchase obligations arising under long-term supply arrangements, which resulted in a charge to product cost of sales in the fourth quarter of fiscal 2025. These supply chain exposures include potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are otherwise unable to mitigate these supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our product gross margin decreased in the first quarter of fiscal 2026 year over year, and our level of product gross margins has also declined in certain prior periods, and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including the mix of hardware and software sales (including mix of cloud-based and on-premise software sales)
•Introduction of new products, including products with price-performance advantages, and new business models (including continuing to increase the use of business models where revenue is recognized over multiple periods)
•Our ability to reduce production costs
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts
•Increases in material, labor or other manufacturing-related costs (i.e. component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those that have impacted the market for components, including semiconductors (as we have seen in past periods) and memory (as we saw in the first quarter of fiscal 2026 and expect to continue seeing), and which costs have in the past and may continue to be exacerbated by inflation
•Excess inventory, inventory holding charges, and obsolescence charges
•Changes in shipment volume
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
Sales to the service provider and cloud market have been characterized by large and sporadic purchases. Although service provider and cloud product orders increased during the first quarter of fiscal 2026, at various times in the past we have experienced significant weakness in product orders from the service provider and cloud market. Product orders from the service provider and cloud market could decline in the future and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Products in the service provider and cloud market could also face a high degree of customer concentration, with bespoke product designs and features that would be difficult to sell to alternate customers should the primary customer reduce its product orders with Cisco. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service provider and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have negatively impacted our business and operating results in the past, and could materially harm our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
As of the end of the first quarter of fiscal 2026, we have senior unsecured notes outstanding in an aggregate principal amount of $24.8 billion that mature at specific dates from calendar year 2026 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $3.5 billion in commercial paper notes outstanding under this program as of October 25, 2025. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
Global privacy and data related laws and regulations, including cybersecurity laws, are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, use, sharing, access or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances is uncertain, and our legal obligations and customer requirements are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and Data Act apply to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal and industrial data for both ourselves and our customers. Additionally, we are subject to the California Privacy Rights Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to the use of data and protecting data from unauthorized access, use, or other processing, could subject us to claims of liability, give rise to legal and/or regulatory action, damage our reputation, and/or otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect our operations and the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, sourcing or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, AI, privacy, cybersecurity, sovereignty, localization, operational resilience, environmental sustainability (including climate change), human rights, product certification, product and digital accessibility, country of origin, sourcing and national security and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
July 27, 2025 to August 23, 2025	8	$68.00	8	$13,613
August 24, 2025 to September 20, 2025	11	$67.86	11	$12,896
September 21, 2025 to October 25, 2025	10	$68.92	10	$12,174
Total	29	$68.28	29
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of October 25, 2025, the remaining authorized amount for stock repurchases under this program is approximately $12.2 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
During the first quarter of fiscal 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," each as defined in Item 408 of Regulation S-K.

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

Cisco Systems, Inc.

Date:	November 18, 2025	By	/S/ Mark Patterson
Mark Patterson Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)