Form 10-Q
period 2026-01-24
CISCO SYSTEMS, INC.
filed 2026-02-17
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 24, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of February 12, 2026: 3,949,893,042
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended January 24, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	January 24, 2026	July 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,458	$8,346
Investments	8,319	7,764
Accounts receivable, net of allowance of $76 at January 24, 2026 and $69 at July 26, 2025	6,606	6,701
Inventories	3,920	3,164
Financing receivables, net	2,944	3,061
Other current assets	5,884	5,950
Total current assets	35,131	34,986
Property and equipment, net	2,351	2,113
Financing receivables, net	3,698	3,466
Goodwill	59,234	59,136
Purchased intangible assets, net	8,307	9,175
Deferred tax assets	7,399	7,356
Other assets	7,251	6,059
TOTAL ASSETS	$123,371	$122,291
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$8,719	$5,232
Accounts payable	2,762	2,528
Income taxes payable	195	1,857
Accrued compensation	3,494	3,611
Deferred revenue	16,199	16,416
Other current liabilities	5,417	5,420
Total current liabilities	36,786	35,064
Long-term debt	21,367	22,861
Income taxes payable	2,124	2,165
Deferred revenue	12,204	12,363
Other long-term liabilities	3,167	2,995
Total liabilities	75,648	75,448
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,949 and 3,960 shares issued and outstanding at January 24, 2026 and July 26, 2025, respectively	48,493	47,747
Retained earnings	66	50
Accumulated other comprehensive loss	(836)	(954)
Total equity	47,723	46,843
TOTAL LIABILITIES AND EQUITY	$123,371	$122,291
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
REVENUE:
Product	$11,642	$10,234	$22,719	$20,348
Services	3,707	3,757	7,513	7,484
Total revenue	15,349	13,991	30,232	27,832
COST OF SALES:
Product	4,205	3,713	8,139	7,239
Services	1,172	1,167	2,376	2,361
Total cost of sales	5,377	4,880	10,515	9,600
GROSS MARGIN	9,972	9,111	19,717	18,232
OPERATING EXPENSES:
Research and development	2,355	2,299	4,755	4,585
Sales and marketing	2,881	2,672	5,752	5,424
General and administrative	688	752	1,421	1,547
Amortization of purchased intangible assets	231	265	462	530
Restructuring and other charges	36	10	183	675
Total operating expenses	6,191	5,998	12,573	12,761
OPERATING INCOME	3,781	3,113	7,144	5,471
Interest income	210	238	432	524
Interest expense	(370)	(404)	(720)	(822)
Other income (loss), net	25	(60)	181	(19)
Interest and other income (loss), net	(135)	(226)	(107)	(317)
INCOME BEFORE PROVISION FOR INCOME TAXES	3,646	2,887	7,037	5,154
Provision for income taxes	471	459	1,002	15
NET INCOME	$3,175	$2,428	$6,035	$5,139

Net income per share:
Basic	$0.80	$0.61	$1.53	$1.29
Diluted	$0.80	$0.61	$1.51	$1.28
Shares used in per-share calculation:
Basic	3,955	3,981	3,955	3,986
Diluted	3,984	4,005	3,987	4,008
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Net income	$3,175	$2,428	$6,035	$5,139
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $3 and $(7) for the second quarter and first six months of fiscal 2026, respectively, and $0 and $(17) for the corresponding periods of fiscal 2025, respectively	1	4	39	58
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $(1) and $(2) for the second quarter and first six months of fiscal 2026, respectively, and $(17) and $(23) for the corresponding periods of fiscal 2025, respectively	3	3	6	22
	4	7	45	80
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(8) and $(18) for the second quarter and first six months of fiscal 2026, respectively, and $(13) and $(15) for the corresponding periods of fiscal 2025, respectively	26	43	58	50
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $5 for the second quarter and first six months of fiscal 2026, respectively, and $3 and $5 for the corresponding periods of fiscal 2025, respectively	(10)	(12)	(17)	(19)
	16	31	41	31
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $0 and $(1) for the second quarter and first six months of fiscal 2026, respectively, and $0 for each of the corresponding periods of fiscal 2025	74	(155)	32	(174)
Other comprehensive income (loss)	94	(117)	118	(63)
Comprehensive income	$3,269	$2,311	$6,153	$5,076
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Six Months Ended
	January 24, 2026	January 25, 2025
Cash flows from operating activities:
Net income	$6,035	$5,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,265	1,550
Share-based compensation expense	1,989	1,748
Provision for receivables	9	7
Deferred income taxes	(64)	(382)
(Gains) losses on divestitures, investments and other, net	(237)	(5)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	54	969
Inventories	(761)	441
Financing receivables	(120)	330
Other assets	(642)	(427)
Accounts payable	236	(359)
Income taxes, net	(2,503)	(2,285)
Accrued compensation	(120)	(293)
Deferred revenue	(290)	(555)
Other liabilities	183	24
Net cash provided by operating activities	5,034	5,902
Cash flows from investing activities:
Purchases of investments	(4,228)	(2,261)
Proceeds from sales of investments	1,445	1,791
Proceeds from maturities of investments	2,303	2,703
Acquisitions, net of cash and cash equivalents acquired and divestitures	(46)	(257)
Purchases of investments in privately held companies	(65)	(137)
Return of investments in privately held companies	55	94
Acquisition of property and equipment	(606)	(427)
Other	(8)	(5)
Net cash provided by (used in) investing activities	(1,150)	1,501
Cash flows from financing activities:
Issuances of common stock	354	320
Repurchases of common stock—repurchase program	(3,355)	(3,243)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,068)	(655)
Short-term borrowings, original maturities of 90 days or less, net	750	1,012
Issuances of debt	4,241	10,406
Repayments of debt	(2,992)	(11,382)
Dividends paid	(3,234)	(3,185)
Other	2	(2)
Net cash used in financing activities	(5,302)	(6,729)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(33)	(8)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,451)	666
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,910	8,842
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$7,459	$9,508

Supplemental cash flow information:
Cash paid for interest	$701	$769
Cash paid for income taxes, net	$3,569	$2,682
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 24, 2026	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 25, 2025	3,938	$48,167	$(364)	$(930)	$46,873
Net income			3,175		3,175
Other comprehensive income (loss)				94	94
Issuance of common stock	39	354			354
Repurchase of common stock	(18)	(217)	(1,134)		(1,351)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(10)	(745)	6		(739)
Cash dividends declared ($0.41 per common share)			(1,617)		(1,617)
Share-based compensation		934			934
Balance at January 24, 2026	3,949	$48,493	$66	$(836)	$47,723

Six Months Ended January 24, 2026	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 26, 2025	3,960	$47,747	$50	$(954)	$46,843
Net income			6,035		6,035
Other comprehensive income (loss)				118	118
Issuance of common stock	51	354			354
Repurchase of common stock	(47)	(571)	(2,781)		(3,352)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(15)	(1,026)	(4)		(1,030)
Cash dividends declared ($0.82 per common share)			(3,234)		(3,234)
Share-based compensation		1,989			1,989
Balance at January 24, 2026	3,949	$48,493	$66	$(836)	$47,723

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended January 25, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at October 26, 2024	3,974	$45,991	$662	$(1,376)	$45,277
Net income			2,428		2,428
Other comprehensive income (loss)				(117)	(117)
Issuance of common stock	33	320			320
Repurchase of common stock	(21)	(244)	(992)		(1,236)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(9)	(467)	(3)		(470)
Cash dividends declared ($0.40 per common share)			(1,593)		(1,593)
Share-based compensation		921			921
Balance at January 25, 2025	3,977	$46,521	$502	$(1,493)	$45,530

Six Months Ended January 25, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			5,139		5,139
Other comprehensive income (loss)				(63)	(63)
Issuance of common stock	44	320			320
Repurchase of common stock	(61)	(706)	(2,533)		(3,239)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(13)	(641)	(6)		(647)
Cash dividends declared ($0.80 per common share)			(3,185)		(3,185)
Share-based compensation		1,748			1,748
Balance at January 25, 2025	3,977	$46,521	$502	$(1,493)	$45,530

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
We have prepared the accompanying financial data as of January 24, 2026 and for the second quarter and first six months of fiscal 2026 and 2025, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 26, 2025 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of January 24, 2026, the results of operations, the statements of comprehensive income and the statements of equity for the second quarter and first six months of fiscal 2026 and 2025, and the statements of cash flows for the first six months of fiscal 2026 and 2025, as applicable, have been made. The results of operations for the second quarter and first six months of fiscal 2026 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Product revenue:
Networking	$8,294	$6,850	$16,061	$13,603
Security	2,018	2,111	3,998	4,129
Collaboration	1,054	996	2,109	2,081
Observability	277	277	550	535
Total Product	11,642	10,234	22,719	20,348
Services	3,707	3,757	7,513	7,484
Total revenue	$15,349	$13,991	$30,232	$27,832
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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Product	$4,474	$4,432	$8,974	$8,851
Services	3,362	3,430	6,862	6,855
Total	$7,836	$7,862	$15,836	$15,706
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $6.6 billion as of January 24, 2026 compared to $6.7 billion as of July 26, 2025, as reported on the Consolidated Balance Sheets.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Allowance for credit loss at beginning of period	$62	$78	$69	$87
Provisions	18	12	14	12
Write-offs, net of recoveries	(4)	(10)	(7)	(19)
Allowance for credit loss at end of period	$76	$80	$76	$80
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	January 24, 2026	July 26, 2025
1 to 4	$1,326	$1,358
5 to 6	2,004	1,868
7 and Higher	84	73
Total	$3,414	$3,299
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $3.4 billion as of January 24, 2026 and $3.2 billion as of July 26, 2025, of which $1.8 billion and $1.7 billion, respectively, were included in other current assets, with remaining balances included in other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $28.4 billion as of January 24, 2026 compared to $28.8 billion as of July 26, 2025. We recognized approximately $4.5 billion and $9.9 billion of revenue during the second quarter and first six months of fiscal 2026 that was included in the deferred revenue balance at July 26, 2025.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the period of benefit. Capitalized contract acquisition costs were $1.5 billion as of each of January 24, 2026 and July 26, 2025, and were included in other current assets and other assets. The amortization expense associated with these costs was $249 million and $483 million for the second quarter and first six months of fiscal 2026, respectively, and $238 million and $446 million for the corresponding periods of fiscal 2025, respectively, and was included in sales and marketing expenses.

4.Acquisitions
Allocation of the total purchase consideration for acquisitions we completed during the first six months of fiscal 2026 is summarized as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$49	$—	$14	$35
The total purchase consideration related to acquisitions consisted primarily of cash consideration. Total transaction costs related to acquisition activities were $9 million and $11 million for the first six months of fiscal 2026 and 2025, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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
The goodwill generated from the acquisitions completed during the first six months of fiscal 2026 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first six months of fiscal 2026 have not been presented because the effects of the acquisitions were not material to our financial results.
Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Compensation expense related to acquisitions	$98	$222	$208	$519
As of January 24, 2026, we estimated that future cash compensation expense of up to $400 million may be required to be recognized pursuant to applicable acquisition agreements.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of January 24, 2026 and changes to goodwill during the first six months of fiscal 2026 (in millions):

	Balance at July 26, 2025	Acquisitions	Foreign Currency Translation and Other	Balance at January 24, 2026
Americas	$36,468	$21	$39	$36,528
EMEA	14,397	9	15	14,421
APJC	8,271	5	9	8,285
Total	$59,136	$35	$63	$59,234
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first six months of fiscal 2026 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	—	$—	2.5	$14	—	$—	$—	$14
The following tables present details of our purchased intangible assets with finite lives (in millions):

January 24, 2026	Gross	Accumulated Amortization	Net
Customer related	$6,340	$(1,707)	$4,633
Technology	5,213	(1,970)	3,243
Trade name	526	(95)	431
Total	$12,079	$(3,772)	$8,307

July 26, 2025	Gross	Accumulated Amortization	Net
Customer related	$6,341	$(1,268)	$5,073
Technology	5,254	(1,606)	3,648
Trade name	526	(72)	454
Total	$12,121	$(2,946)	$9,175
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
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Amortization of purchased intangible assets:
Cost of sales	$235	$340	$475	$665
Operating expenses	231	265	462	530
Total	$466	$605	$937	$1,195

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The estimated future amortization expense of purchased intangible assets with finite lives as of January 24, 2026 is as follows (in millions):

Fiscal Year	Amount
2026 (remaining six months)	$904
2027	1,495
2028	1,415
2029	1,287
2030	1,003
Thereafter	2,203
Total	$8,307

6.Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. In connection with the Fiscal 2025 Plan, we incurred charges of $36 million and $183 million in the second quarter and first six months of fiscal 2026. These aggregate pre-tax charges were primarily cash-based and consisted of severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2025 Plan, we incurred cumulative charges of $927 million and completed the plan in the second quarter of fiscal 2026.
The following table summarizes the activities related to our restructuring liability, which was included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN
	Employee Severance	Other	Total
Liability as of July 26, 2025	$66	$46	$112
Charges	142	41	183
Cash payments	(143)	(25)	(168)
Non-cash and other	(1)	(38)	(39)
Liability as of January 24, 2026	$64	$24	$88

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	January 24, 2026	July 26, 2025
Cash and cash equivalents	$7,458	$8,346
Restricted cash and restricted cash equivalents included in other current assets	1	564
Total	$7,459	$8,910
Our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	January 24, 2026	July 26, 2025
Raw materials	$2,016	$1,744
Work in process	684	261
Finished goods	987	933
Service-related spares	227	220
Demonstration systems	6	6
Total	$3,920	$3,164

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Property and Equipment, Net

	January 24, 2026	July 26, 2025
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,060	$4,045
Production, engineering, computer and other equipment and related software	5,293	5,178
Operating lease assets	51	51
Furniture, fixtures and other	301	316
Total gross property and equipment	9,705	9,590
Less: accumulated depreciation and amortization	(7,354)	(7,477)
Total	$2,351	$2,113
Remaining Performance Obligations (RPO)

	January 24, 2026	July 26, 2025
Product	$21,977	$21,572
Services	21,429	21,961
Total	$43,406	$43,533

Short-term RPO	$21,370	$21,723
Long-term RPO	22,036	21,810
Total	$43,406	$43,533

Amount to be recognized as revenue over the next 12 months	49%	50%

Deferred revenue	$28,403	$28,779
Unbilled contract revenue	15,003	14,754
Total	$43,406	$43,533
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	January 24, 2026	July 26, 2025
Product	$13,371	$13,490
Services	15,032	15,289
Total	$28,403	$28,779
Reported as:
Current	$16,199	$16,416
Noncurrent	12,204	12,363
Total	$28,403	$28,779

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	January 24, 2026	July 26, 2025
Operating lease right-of-use assets	Other assets	$1,408	$1,301

Operating lease liabilities	Other current liabilities	$405	$375
Operating lease liabilities	Other long-term liabilities	1,249	1,175
Total operating lease liabilities		$1,654	$1,550
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Operating lease expense	$132	$149	$263	$263
Short-term lease expense	26	16	51	34
Variable lease expense	77	47	149	93
Total lease expense	$235	$212	$463	$390
Supplemental information related to our operating leases is as follows (in millions):

	Six Months Ended
	January 24, 2026	January 25, 2025
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$259	$228
Right-of-use assets obtained in exchange for operating leases liabilities	$351	$326
The weighted-average lease term was 5.8 years and 5.7 years as of January 24, 2026 and July 26, 2025, respectively. The weighted-average discount rate was 4.0% and 4.1% as of January 24, 2026 and July 26, 2025, respectively.
The maturities of our operating leases (undiscounted) as of January 24, 2026 are as follows (in millions):

Fiscal Year	Amount
2026 (remaining six months)	$256
2027	385
2028	286
2029	228
2030	198
Thereafter	536
Total lease payments	1,889
Less: interest	(235)
Total	$1,654
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $15 million and $31 million for the second quarter and first six months of fiscal 2026, respectively, and $16 million and $33 million for the corresponding periods of fiscal 2025, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Future minimum lease payments on our lease receivables as of January 24, 2026 are summarized as follows (in millions):

Fiscal Year	Amount
2026 (remaining six months)	$157
2027	310
2028	125
2029	151
2030	144
Total	887
Less: Present value of lease payments	(795)
Unearned income	$92
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
A summary of our financing receivables is presented as follows (in millions):

January 24, 2026	Loan Receivables	Lease Receivables	Total
Gross	$5,825	$887	$6,712
Residual value	—	67	67
Unearned income	—	(92)	(92)
Allowance for credit loss	(34)	(11)	(45)
Total, net	$5,791	$851	$6,642
Reported as:
Current	$2,634	$310	$2,944
Noncurrent	3,157	541	3,698
Total, net	$5,791	$851	$6,642

July 26, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,628	$982	$6,610
Residual value	—	66	66
Unearned income	—	(99)	(99)
Allowance for credit loss	(37)	(13)	(50)
Total, net	$5,591	$936	$6,527
Reported as:
Current	$2,715	$346	$3,061
Noncurrent	2,876	590	3,466
Total, net	$5,591	$936	$6,527

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

January 24, 2026		Fiscal Year				Six Months Ended
Internal Credit Risk Rating	Prior	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	January 24, 2026	Total
Loan Receivables:
1 to 4	$45	$112	$273	$937	$1,391	$1,116	$3,874
5 to 6	22	20	89	283	862	647	1,923
7 and Higher	—	2	2	4	18	2	28
Total Loan Receivables	$67	$134	$364	$1,224	$2,271	$1,765	$5,825
Lease Receivables:
1 to 4	$2	$13	$81	$150	$176	$67	$489
5 to 6	2	13	51	89	80	61	296
7 and Higher	—	1	2	6	1	—	10
Total Lease Receivables	$4	$27	$134	$245	$257	$128	$795
Total	$71	$161	$498	$1,469	$2,528	$1,893	$6,620

July 26, 2025		Fiscal Year
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	Total
Loan Receivables:
1 to 4	$2	$83	$236	$371	$1,258	$1,556	$3,506
5 to 6	2	56	53	167	561	1,248	2,087
7 and Higher	—	—	6	9	4	16	35
Total Loan Receivables	$4	$139	$295	$547	$1,823	$2,820	$5,628
Lease Receivables:
1 to 4	$—	$9	$23	$112	$187	$207	$538
5 to 6	—	6	25	77	120	103	331
7 and Higher	—	—	1	3	8	2	14
Total Lease Receivables	$—	$15	$49	$192	$315	$312	$883
Total	$4	$154	$344	$739	$2,138	$3,132	$6,511
The following tables present the aging analysis of gross receivables as of January 24, 2026 and July 26, 2025 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
January 24, 2026	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$31	$18	$53	$102	$5,723	$5,825	$4	$1	$1
Lease receivables	13	8	6	27	768	795	5	1	1
Total	$44	$26	$59	$129	$6,491	$6,620	$9	$2	$2

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2025	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$18	$18	$16	$52	$5,576	$5,628	$4	$5	$5
Lease receivables	7	3	6	16	867	883	4	1	1
Total	$25	$21	$22	$68	$6,443	$6,511	$8	$6	$6

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
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended January 24, 2026	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of October 25, 2025	$37	$14	$51
Provisions (benefits)	(3)	(3)	(6)
Allowance for credit loss as of January 24, 2026	$34	$11	$45

Three Months Ended January 25, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of October 26, 2024	$49	$15	$64
Provisions (benefits)	(2)	(2)	(4)
Recoveries (write-offs), net	(3)	—	(3)
Foreign exchange and other	1	1	2
Allowance for credit loss as of January 25, 2025	$45	$14	$59

Six Months Ended January 24, 2026	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 26, 2025	$37	$13	$50
Provisions (benefits)	(3)	(2)	(5)
Allowance for credit loss as of January 24, 2026	$34	$11	$45

Six Months Ended January 25, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(3)	(2)	(5)
Recoveries (write-offs), net	(3)	—	(3)
Foreign exchange and other	1	1	2
Allowance for credit loss as of January 25, 2025	$45	$14	$59

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

January 24, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,756	$4	$(4)	$1,756
U.S. government agency securities	49	—	—	49
Non-U.S. government and agency securities	442	1	—	443
Corporate debt securities	3,106	10	(37)	3,079
Mortgage- and asset-backed securities	247	—	(11)	236
Commercial paper	1,337	—	—	1,337
Certificates of deposit	1,060	—	—	1,060
Total	$7,997	$15	$(52)	$7,960

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 26, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,971	$2	$(12)	$1,961
U.S. government agency securities	67	—	—	67
Non-U.S. government and agency securities	458	—	—	458
Corporate debt securities	3,138	13	(61)	3,090
Mortgage- and asset-backed securities	320	—	(34)	286
Commercial paper	950	—	—	950
Certificates of deposit	569	—	—	569
Total	$7,473	$15	$(107)	$7,381
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Gross realized gains	$1	$—	$11	$8
Gross realized losses	(5)	(20)	(19)	(53)
Total	$(4)	$(20)	$(8)	$(45)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at January 24, 2026 and July 26, 2025 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
January 24, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$710	$(2)	$244	$(2)	$954	$(4)
Non-U.S. government and agency securities	116	—	—	—	116	—
Corporate debt securities	422	(1)	1,409	(10)	1,831	(11)
Mortgage- and asset-backed securities	33	—	105	(11)	138	(11)
Total	$1,281	$(3)	$1,758	$(23)	$3,039	$(26)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,076	$(6)	$302	$(6)	$1,378	$(12)
U.S. government agency securities	8	—	21	—	29	—
Non-U.S. government and agency securities	292	—	—	—	292	—
Corporate debt securities	106	—	1,800	(35)	1,906	(35)
Mortgage- and asset-backed securities	5	—	279	(34)	284	(34)
Commercial paper	30	—	—	—	30	—
Total	$1,517	$(6)	$2,402	$(75)	$3,919	$(81)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the maturities of our available-for-sale debt investments as of January 24, 2026 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$4,696	$4,660
After 1 year through 5 years	2,982	2,992
After 5 years through 10 years	72	72
Mortgage- and asset-backed securities with no single maturity	247	236
Total	$7,997	$7,960
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
(b)Marketable Equity Securities
We held marketable equity securities of $359 million and $383 million as of January 24, 2026 and July 26, 2025, respectively. We recognized net unrealized losses of $34 million and $4 million during the second quarter and first six months of fiscal 2026, respectively, and net unrealized gains of $16 million and $36 million for the corresponding periods of fiscal 2025, respectively, on our marketable securities still held as of the reporting date.
(c)Investments in Privately Held Companies
The carrying value of our investments in privately held companies was $2.1 billion and $1.9 billion as of January 24, 2026 and July 26, 2025, respectively. As of January 24, 2026, we have total funding commitments of $0.7 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments.
Investments in privately held companies measured using the measurement alternative had a carrying value of $0.7 billion and $0.6 billion as of January 24, 2026 and July 26, 2025, respectively. We have recorded cumulative adjustments to the carrying value of our investments in privately held companies measured using the measurement alternative as follows (in millions):

	January 24, 2026	July 26, 2025
Cumulative upward adjustments	$278	$195
Cumulative downward adjustments, including impairments	(601)	(597)
Net adjustments	$(323)	$(402)
We held equity interests in certain private equity funds of $0.7 billion as of each of January 24, 2026 and July 26, 2025, which are accounted for under the NAV practical expedient.
Of the total carrying value of our investments in privately held companies as of January 24, 2026, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated.
Certain of our investments in privately held companies are required to be consolidated under the voting interest entity model. The noncontrolling interest attributed to these investments was $221 million and $162 million as of January 24, 2026 and July 26, 2025, respectively, and is included in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interest attributed to these investments is not material for any of the periods presented and is included in other income (loss), net in the Consolidated Statements of Operations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	JANUARY 24, 2026			JULY 26, 2025
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$5,348	$—	$5,348	$5,885	$—	$5,885
Commercial paper	—	134	134	—	336	336
Corporate debt securities	—	—	—	—	1	1
Available-for-sale debt investments:
U.S. government securities	—	1,756	1,756	—	1,961	1,961
U.S. government agency securities	—	49	49	—	67	67
Non-U.S. government and agency securities	—	443	443	—	458	458
Corporate debt securities	—	3,079	3,079	—	3,090	3,090
Mortgage- and asset-backed securities	—	236	236	—	286	286
Commercial paper	—	1,337	1,337	—	950	950
Certificates of deposit	—	1,060	1,060	—	569	569
Equity investments:
Marketable equity securities	359	—	359	383	—	383
Other current assets:
Money market funds	—	—	—	563	—	563
Derivative assets	—	90	90	—	32	32
Total	$5,707	$8,184	$13,891	$6,831	$7,750	$14,581
Liabilities:
Derivative liabilities	$—	$83	$83	$—	$31	$31
Total	$—	$83	$83	$—	$31	$31
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
(c) Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables was $3.2 billion and $2.9 billion as of January 24, 2026 and July 26, 2025, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.
As of January 24, 2026, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of January 24, 2026, the fair value of our senior fixed-rate notes was $25.2 billion, with a carrying amount of $24.6 billion. This compares to a fair value of $25.0 billion and a carrying amount of $24.6 billion as of July 26, 2025. The fair value of the senior fixed-rate notes was determined based on observable market prices in a less active market and was categorized as Level 2.

12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	January 24, 2026		July 26, 2025
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior fixed-rate notes	$3,250	3.41%	$1,749	4.15%
Commercial paper	5,469	3.88%	3,482	4.37%
Current portion of other debt	—	—	1	1.13%
Total	$8,719		$5,232
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		January 24, 2026		July 26, 2025
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior fixed-rate notes:
4.90%	February 26, 2026	$1,000	5.00%	$1,000	5.00%
2.95%	February 28, 2026	750	3.01%	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.55%	February 24, 2028	1,000	4.61%	1,000	4.61%
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.75%	February 24, 2030	1,000	4.73%	1,000	4.73%
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
4.95%	February 24, 2032	1,000	4.94%	1,000	4.94%
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.10%	February 24, 2035	1,250	5.11%	1,250	5.11%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.50%	February 24, 2055	750	5.49%	750	5.49%
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		2	1.13%	3	1.13%
Total		24,752		24,753
Unaccreted discount/issuance costs		(135)		(142)
Total		$24,617		$24,611

Reported as:
Current portion of long-term debt		$3,250		$1,750
Long-term debt		21,367		22,861
Total		$24,617		$24,611
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior fixed-rate notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of January 24, 2026, we were in compliance with all debt covenants.
As of January 24, 2026, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2026 (remaining six months)	$1,750
2027	3,502
2028	1,000
2029	2,500
2030	1,000
Thereafter	15,000
Total	$24,752

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of January 24, 2026, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	January 24, 2026	July 26, 2025	Balance Sheet Line Item	January 24, 2026	July 26, 2025
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$40	$17	Other current liabilities	$4	$2
Foreign currency derivatives	Other assets	43	10	Other long-term liabilities	—	2
Total		83	27		4	4
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	7	3	Other current liabilities	36	17
Foreign currency derivatives	Other assets	—	2	Other long-term liabilities	43	10
Total		7	5		79	27
Total		$90	$32		$83	$31
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE SIX MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Foreign currency derivatives	Other income (loss), net	$(3)	$(63)	$(49)	$(95)
Total return swaps—deferred compensation	Operating expenses and other	14	11	68	33
Total		$11	$(52)	$19	$(62)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	January 24, 2026	July 26, 2025
Foreign currency derivatives	$8,518	$8,978
Total return swaps—deferred compensation	1,202	1,087
Total	$9,720	$10,065

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
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 24, 2026	July 26, 2025
Less than 1 year	$9,615	$7,202
1 to 3 years	417	320
3 to 5 years	23	77
Total	$10,055	$7,599

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of January 24, 2026 and July 26, 2025, the liability for these purchase commitments was $185 million and $206 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our privately held investments. The funding commitments were $0.7 billion and $0.3 billion as of January 24, 2026 and July 26, 2025, respectively.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Six Months Ended
	January 24, 2026	January 25, 2025
Balance at beginning of period	$399	$362
Provisions for warranties issued	209	198
Adjustments for pre-existing warranties	—	37
Settlements	(231)	(203)
Balance at end of period	$377	$394
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.4 billion and $6.2 billion for the second quarter of fiscal 2026 and 2025, respectively, and $14.0 billion and $12.2 billion for the first six months of fiscal 2026 and 2025, respectively. The balance of the channel partner financing subject to guarantees was $1.3 billion as of each of January 24, 2026 and July 26, 2025.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at January 24, 2026 and July 26, 2025, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	January 24, 2026	July 26, 2025
Maximum potential future payments	$126	$123
Deferred revenue	(13)	(13)
Total	$113	$110
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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The remaining asserted claims by Brazilian federal tax authorities are for calendar years 2004 through 2007, and the remaining asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $148 million for the alleged evasion of import and other taxes, $902 million for interest, and $303 million for various penalties, all determined using an exchange rate as of January 24, 2026.
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
Centripetal  Centripetal Networks, Inc. (“Centripetal”) filed various patent litigations in the U.S., Germany, and France. These cases have either concluded with findings of non-infringement or invalidity or are in various stages of appeals. In the U.S., there is an appeal from our win in the Eastern District of Virginia that is pending in the Federal Circuit Court of Appeals, and one Patent Trial and Appeal Board ("PTAB") inter partes review decision that was remanded to the PTAB for further proceedings. In Germany, there is an infringement hearing on one patent set for April 2, 2026, and an appeal hearing in a related invalidity proceeding set for November 10, 2026. In France, Centripetal also filed an infringement case alleging infringement of the French counterpart to U.S. and German patents previously found to not be infringed. Those proceedings are ongoing and a final hearing date has not been set.
Ramot On June 12, 2019 and on February 26, 2021, Ramot at Tel Aviv University Ltd. (“Ramot”) asserted patent infringement claims against Cisco and Acacia in the U.S. District Court for the Eastern District of Texas (“E.D. Tex.”) and in the District of Delaware (“D. Del.”), respectively. Ramot is seeking damages, including enhanced damages, and a royalty on future sales. Ramot alleges that certain optical transceiver modules and line cards infringe three patents. We challenged the validity of the patents in the U.S. Patent and Trademark Office (“PTO”) and the pending District Court cases have been stayed. On September 28, 2021 and May 24, 2022, Cisco and Acacia filed two declaratory judgment actions of noninfringement against Ramot in D. Del. on other Ramot patents. The Court rescheduled the trial date in the D. Del. cases for December 1, 2025. Prior to trial, the D. Del. Court granted our motion for summary judgment of non-infringement of all patents-in suit. Ramot appealed that decision to the Federal Circuit and those proceedings are ongoing.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of January 24, 2026, the remaining authorized amount for stock repurchases under this program was approximately $10.8 billion, with no termination date. The stock repurchase activity for fiscal 2026 and 2025 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2026
January 24, 2026	18	$76.29	$1,351
October 25, 2025	29	$68.28	$2,001

Fiscal 2025
July 26, 2025	19	$64.65	$1,252
April 26, 2025	25	$59.78	$1,504
January 25, 2025	21	$58.58	$1,236
October 26, 2024	40	$49.56	$2,003
There were stock repurchases of $17 million and $20 million that were pending settlement January 24, 2026 and July 26, 2025, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On February 11, 2026, our Board of Directors declared a quarterly dividend of $0.42 per common share to be paid on April 22, 2026, to all stockholders of record as of the close of business on April 2, 2026. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of January 24, 2026, we have not issued any shares of preferred stock.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of January 24, 2026, 124 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. Under the Employee Stock Purchase Plan, we issued 8 million shares during each of the second quarters and first six months of fiscal 2026 and fiscal 2025. As of January 24, 2026, 42 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense and the income tax benefit for share-based compensation (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Cost of sales—product	$63	$65	$131	$122
Cost of sales—services	88	86	170	160
Share-based compensation expense in cost of sales	151	151	301	282
Research and development	420	413	904	767
Sales and marketing	244	231	513	441
General and administrative	118	121	249	236
Restructuring and other charges	1	5	22	22
Share-based compensation expense in operating expenses	783	770	1,688	1,466
Total share-based compensation expense	$934	$921	$1,989	$1,748
Income tax benefit for share-based compensation	$298	$224	$539	$398
As of January 24, 2026, the total compensation cost related to unvested share-based awards not yet recognized was $5.4 billion which is expected to be recognized over approximately 1.9 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 27, 2024	117	$46.86
Granted and assumed	70	55.73
Vested	(65)	46.95	$3,707
Canceled/forfeited/other	(9)	48.04
Unvested balance at July 26, 2025	113	52.26
Granted and assumed	44	68.04
Vested	(43)	49.40	$3,047
Canceled/forfeited/other	3	40.84
Unvested balance at January 24, 2026	117	$58.94

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first six months of fiscal 2026 and 2025 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 26, 2025	$(57)	$65	$(962)	$(954)
Other comprehensive income (loss) before reclassifications	46	76	33	155
(Gains) losses reclassified out of AOCI	8	(22)	—	(14)
Tax benefit (expense)	(9)	(13)	(1)	(23)
Balance at January 24, 2026	$(12)	$106	$(930)	$(836)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2024	$(241)	$79	$(1,268)	$(1,430)
Other comprehensive income (loss) before reclassifications	75	65	(174)	(34)
(Gains) losses reclassified out of AOCI	45	(24)	—	21
Tax benefit (expense)	(40)	(10)	—	(50)
Balance at January 25, 2025	$(161)	$110	$(1,442)	$(1,493)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Income before provision for income taxes	$3,646	$2,887	$7,037	$5,154
Provision for income taxes	471	459	1,002	15
Effective tax rate	12.9%	15.9%	14.2%	0.3%
As of January 24, 2026, we had $2.4 billion of unrecognized tax benefits, of which $1.6 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.
We made our final transition tax payment of $2.3 billion in the second quarter of fiscal 2026 associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Cuts and Jobs Act. On August 26, 2024, the U.S. Tax Court issued an opinion in Varian Medical Systems, Inc. v. Commissioner. The opinion related to the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (our fiscal 2018). While we were not a party to the case, the opinion resulted in a change to our tax position. As such, we recorded a tax benefit of $720 million as a reduction to the provision for income taxes in the first quarter of fiscal 2025 due to this U.S. Tax Court opinion. The income tax receivable associated with this tax benefit was included in other assets in the Consolidated Balance Sheets.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes our revenue and gross margin by segment and the significant expenses by each segment (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Revenue:
Americas	$8,845	$8,202	$17,834	$16,454
EMEA	4,425	3,855	8,208	7,444
APJC	2,080	1,934	4,191	3,934
Total	$15,349	$13,991	$30,232	$27,832
Gross margin:
Americas	$5,816	$5,545	$11,817	$11,285
EMEA	3,173	2,750	5,895	5,272
APJC	1,368	1,320	2,781	2,648
Segment total	10,357	9,614	20,493	19,204
Unallocated corporate items	(385)	(503)	(776)	(972)
Total	$9,972	$9,111	$19,717	$18,232

Supplemental information about our significant expenses:
Americas:
Cost of sales — product	$2,416	$1,877	$4,765	$3,928
Cost of sales — services	612	635	1,251	1,242
Segment total	$3,029	$2,512	$6,016	$5,170
EMEA:
Cost of sales — product	$962	$778	$1,730	$1,602
Cost of sales — services	289	288	583	570
Segment total	$1,252	$1,066	$2,314	$2,172
APJC:
Cost of sales — product	$533	$490	$1,047	$926
Cost of sales — services	179	183	362	360
Segment total	$712	$673	$1,410	$1,286
Amounts may not sum due to rounding.
Revenue in the United States was $8.0 billion and $7.4 billion for the second quarter of fiscal 2026 and 2025, respectively, and $16.1 billion and $14.8 billion for the first six months of fiscal 2026 and 2025, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Revenue:
Networking	$8,294	$6,850	$16,061	$13,603
Security	2,018	2,111	3,998	4,129
Collaboration	1,054	996	2,109	2,081
Observability	277	277	550	535
Total Product	11,642	10,234	22,719	20,348
Services	3,707	3,757	7,513	7,484
Total	$15,349	$13,991	$30,232	$27,832
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Net income	$3,175	$2,428	$6,035	$5,139
Weighted-average shares—basic	3,955	3,981	3,955	3,986
Effect of dilutive potential common shares	29	24	32	22
Weighted-average shares—diluted	3,984	4,005	3,987	4,008
Net income per share—basic	$0.80	$0.61	$1.53	$1.29
Net income per share—diluted	$0.80	$0.61	$1.51	$1.28
Antidilutive employee share-based awards, excluded	—	22	—	59

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	% Variance		January 24, 2026	January 25, 2025	% Variance
Revenue	$15,349	$13,991	10%		$30,232	$27,832	9%
Gross margin percentage	65.0%	65.1%	(0.1)	pts	65.2%	65.5%	(0.3)	pts
Research and development	$2,355	$2,299	2%		$4,755	$4,585	4%
Sales and marketing	$2,881	$2,672	8%		$5,752	$5,424	6%
General and administrative	$688	$752	(9)%		$1,421	$1,547	(8)%
Total research and development, sales and marketing, general and administrative	$5,924	$5,723	4%		$11,928	$11,556	3%
Total as a percentage of revenue	38.6%	40.9%	(2.3)	pts	39.5%	41.5%	(2.0)	pts
Operating income as a percentage of revenue	24.6%	22.3%	2.3	pts	23.6%	19.7%	3.9	pts
Interest and other income (loss), net	$(135)	$(226)	(40)%		$(107)	$(317)	(66)%
Income tax percentage	12.9%	15.9%	(3.0)	pts	14.2%	0.3%	13.9	pts
Net income	$3,175	$2,428	31%		$6,035	$5,139	17%
Net income as a percentage of revenue	20.7%	17.4%	3.3	pts	20.0%	18.5%	1.5	pts
Earnings per share—diluted	$0.80	$0.61	31%		$1.51	$1.28	18%
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
In the second quarter of fiscal 2026, we delivered strong revenue growth and profitability as we saw a continued positive demand environment. Total revenue increased by 10% compared with the second quarter of fiscal 2025. Within total revenue, product revenue increased by 14% and services revenue decreased by 1%. In the second quarter of fiscal 2026, total software revenue was $5.7 billion across all product areas and services, an increase of 2%. Total subscription revenue was flat.
Total gross margin decreased by 0.1 percentage points. Product gross margin increased by 0.2 percentage points, primarily driven by productivity improvements and lower amortization of purchased intangible assets, partially offset by negative impacts from product mix and pricing. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 2.3 percentage points. Operating income as a percentage of revenue increased by 2.3 percentage points, primarily driven by revenue growth and lower amortization of purchased intangible assets in the second quarter of fiscal 2026. Diluted earnings per share increased 31%, driven by revenue growth and operating margin improvement.
In terms of our geographic segments, revenue from the Americas increased by $0.6 billion, EMEA revenue increased by $0.6 billion and APJC revenue increased by $0.1 billion. From a customer market standpoint, we experienced product revenue growth across all of our customer markets.
From a product category perspective, the product revenue increase of 14% was driven by growth in Networking of 21%, particularly within our AI Infrastructure and Campus Networking solutions where we expect to continue to see positive business momentum. We saw a decline in Security of 4%, primarily driven by declines in our prior generation products and our Splunk business where we continued to see a change in how our customers consumed Splunk offerings, shifting from fewer on-premise deals to more cloud subscriptions. We expect this trend to continue in the second half of fiscal 2026.
We continue to operate in a highly competitive and complex environment, especially as it relates to memory constraints and costs, and trade policy. Notwithstanding these challenges, we believe that we are making progress on our strategic priorities. We continue to invest in key priority areas with the objective of driving profitable growth over the long term. We remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations and on accelerating innovation across our portfolio.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Total revenue increased 9%, with product revenue increasing 12% and services revenue was flat. Total gross margin decreased 0.3 percentage points, primarily driven by negative impacts from product mix and pricing, partially offset by productivity improvements and lower amortization of purchased intangible assets. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 2.0 percentage points. Operating income as a percentage of revenue increased by 3.9 percentage points, primarily driven by higher revenue, lower restructuring and other charges and lower amortization of purchased intangible assets in the first six months of fiscal 2026. Diluted earnings per share increased 18%, driven by revenue growth and operating margin improvement, partially offset by the income tax benefit of $720 million we had in the first six months of fiscal 2025.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the second quarter of fiscal 2026 (in millions):

	January 24, 2026	July 26, 2025
Cash and cash equivalents and investments	$15,777	$16,110
Remaining performance obligations	$43,406	$43,533
Inventories	$3,920	$3,164
Total debt	$30,086	$28,093

	Six Months Ended
	January 24, 2026	January 25, 2025
Cash provided by operating activities	$5,034	$5,902
Repurchases of common stock—stock repurchase program	$3,352	$3,239
Dividends paid	$3,234	$3,185

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
Our total provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers were $104 million and $357 million for the first six months of fiscal 2026 and 2025, respectively. If there were to be a sudden and significant decrease in demand for our products, or a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, then we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first six months of fiscal 2026 and 2025.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 12.9% and 15.9% in the second quarter of fiscal 2026 and 2025, respectively and 14.2% and 0.3% in the first six months of fiscal 2026 and 2025, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent
Revenue:
Product	$11,642	$10,234	$1,408	14%	$22,719	$20,348	$2,371	12%
Percentage of revenue	75.8%	73.1%			75.1%	73.1%
Services	3,707	3,757	(50)	(1)%	7,513	7,484	29	—%
Percentage of revenue	24.2%	26.9%			24.9%	26.9%
Total	$15,349	$13,991	$1,358	10%	$30,232	$27,832	$2,400	9%
Amounts may not sum and percentages may not recalculate due to rounding.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent
Revenue:
Americas	$8,845	$8,202	$643	8%	$17,834	$16,454	$1,380	8%
Percentage of revenue	57.6%	58.6%			58.9%	59.2%
EMEA	4,425	3,855	570	15%	8,208	7,444	764	10%
Percentage of revenue	28.8%	27.6%			27.2%	26.7%
APJC	2,080	1,934	146	8%	4,191	3,934	257	7%
Percentage of revenue	13.6%	13.8%			13.9%	14.1%
Total	$15,349	$13,991	$1,358	10%	$30,232	$27,832	$2,400	9%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Total revenue increased by 10%. Product revenue increased by 14% and services revenue decreased by 1%. Our total revenue reflected growth across each of our geographic segments.
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
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Total revenue increased by 9%. Product revenue increased by 12% and services revenue was flat. Our total revenue reflected growth across each of our geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$6,650	$5,947	$703	12%	$13,356	$11,950	$1,406	12%
Percentage of product revenue	57.1%	58.1%			58.8%	58.7%
EMEA	3,487	2,926	561	19%	6,332	5,612	720	13%
Percentage of product revenue	30.0%	28.6%			27.9%	27.6%
APJC	1,506	1,360	146	11%	3,031	2,786	245	9%
Percentage of product revenue	12.9%	13.3%			13.3%	13.7%
Total	$11,642	$10,234	$1,408	14%	$22,719	$20,348	$2,371	12%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Product revenue in the Americas segment increased by 12%, with growth across each of our customer markets, led by the Service Provider and Cloud customer market which was largely driven by revenue from our AI Infrastructure solutions. From a country perspective, product revenue increased in the United States, Canada, Mexico and Brazil by 12%, 5%, 36%, and 6%, respectively.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Product revenue in the Americas segment increased by 12%, with growth across each of our customer markets, led by the Service Provider and Cloud customer market which was largely driven by revenue from our AI Infrastructure solutions. From a country perspective, product revenue increased in the United States, Canada and Mexico by 13%, 1%, and 31%, respectively, partially offset by a decline in Brazil of 14%.
EMEA
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Product revenue in the EMEA segment increased by 19%, with growth across each of our customer markets. From a country perspective, product revenue increased in Germany and the United Kingdom by 23% and 41%, respectively.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Product revenue in the EMEA segment increased by 13%, with growth across each of our customer markets. From a country perspective, product revenue increased in Germany and the United Kingdom by 12% and 22%, respectively.
APJC
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Product revenue in the APJC segment increased by 11%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan and India by 27% and 2%, respectively, partially offset by declines in Australia and China of 1% and 4%, respectively.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Product revenue in the APJC segment increased by 9%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, India and China by 19%, 1%, and 5%, respectively, partially offset by a decline in Australia of 6%.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent
Product revenue
Networking	$8,294	$6,850	$1,444	21%	$16,061	$13,603	$2,458	18%
Security	2,018	2,111	(93)	(4)%	3,998	4,129	(131)	(3)%
Collaboration	1,054	996	58	6%	2,109	2,081	28	1%
Observability	277	277	—	—%	550	535	15	3%
Total	$11,642	$10,234	$1,408	14%	$22,719	$20,348	$2,371	12%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category increased by 21%, or $1.4 billion primarily driven by our AI Infrastructure and Campus Networking solutions. The increase was primarily driven by double digit revenue growth in Service Provider Routing, Data Center Switching, Campus Switching, Enterprise Routing, Wireless and Compute.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Revenue from the Networking product category increased by 18%, or $2.5 billion. The increase was primarily driven by double digit revenue growth in Service Provider Routing, particularly within our AI Infrastructure solutions, Data Center Switching and Enterprise Routing. We also experienced revenue growth in Campus Switching and Wireless.
Security
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category decreased by 4%, or $93 million. The decline was primarily driven by our prior generation products and Splunk offerings. We continued to see a change in how our customers consumed Splunk offerings, shifting from fewer on-premise deals to more cloud subscriptions. These declines were partially offset by growth in new and refreshed products.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Revenue from the Security product category decreased by 3%, or $131 million, primarily driven by Threat Intelligence, Detection, and Response offerings and our prior generation products, partially offset by growth in SASE and Duo offerings.
Collaboration
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased by 6%, or $58 million, primarily driven by double digit revenue growth in our Collaboration Devices, Cloud Contact Center and CPaaS offerings. We also experienced growth in our Webex Suite offerings.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Revenue from the Collaboration product category increased by 1%, or $28 million, primarily driven by revenue growth in our Collaboration Devices and CPaaS offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Observability
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category was flat, primarily due to growth in ThousandEyes offset by a decline in Splunk offerings.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Revenue from Observability product category increased by 3%, or $15 million, primarily driven by growth in ThousandEyes.

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$2,195	$2,255	$(60)	(3)%	$4,478	$4,505	$(27)	(1)%
Percentage of service revenue	59.2%	60.0%			59.6%	60.2%
EMEA	938	929	9	1%	1,876	1,832	44	2%
Percentage of service revenue	25.3%	24.7%			25.0%	24.5%
APJC	574	573	1	—%	1,160	1,148	12	1%
Percentage of service revenue	15.5%	15.3%			15.4%	15.3%
Total	$3,707	$3,757	$(50)	(1)%	$7,513	$7,484	$29	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue decreased by 1% in the second quarter of fiscal 2026 compared with the second quarter of fiscal 2025, with the decline primarily driven by lower revenue from support services, partially offset by higher professional services. Services revenue declined in the Americas segment, partially offset by an increase in the EMEA segment for the second quarter of fiscal 2026. Service revenue in the APJC segment was flat.
Services revenue was flat in the first six months of fiscal 2026 compared to the first six months of fiscal 2025. Services revenue increased in the EMEA and APJC segments, offset by a decline in the Americas segment.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Gross margin:
Product	$7,437	$6,521	63.9%	63.7%	$14,580	$13,109	64.2%	64.4%
Services	2,535	2,590	68.4%	68.9%	5,137	5,123	68.4%	68.5%
Total	$9,972	$9,111	65.0%	65.1%	$19,717	$18,232	65.2%	65.5%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the second quarter and first six months of fiscal 2026, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Six Months Ended
Fiscal 2025	63.7%	64.4%
Productivity (1)	2.7%	2.5%
Product pricing	(0.9)%	(1.0)%
Mix of products sold	(3.1)%	(3.0)%
Amortization of purchased intangible assets	1.3%	1.2%
Others	0.2%	0.1%
Fiscal 2026	63.9%	64.2%
(1) Productivity includes overall manufacturing-related costs, such as component costs, warranty expense, provisions for inventory and the liability related to the purchase commitments with contract manufacturers and suppliers, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Product gross margin increased by 0.2 percentage points primarily driven by productivity improvements and lower amortization of purchased intangible assets, partially offset by negative impacts from product mix and pricing. Productivity benefits were adversely impacted by higher memory costs. The negative impacts from product mix were primarily due to higher Networking revenue and lower Security revenue.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Product gross margin decreased by 0.2 percentage points primarily driven by negative impacts from product mix and pricing, partially offset by productivity improvements and lower amortization of purchased intangible assets.
Supply Chain Impacts and Risks
We regularly enter into purchase commitments with contract manufacturers and suppliers and in recent periods have increased such commitments related to manufacturing Cisco Silicon One and other products to meet demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026, including purchase commitments to help secure memory. These purchase commitments have in turn significantly increased our supply chain exposure. This exposure includes potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products, or we are otherwise unable to mitigate this exposure. Additionally, while we are exposed to new and proposed tariffs and other trade policies, the extent of such exposure is uncertain but could be significant if the exposure remains and we are unable to mitigate it.
Services Gross Margin
Our services gross margin percentage decreased by 0.5 percentage points in the second quarter of fiscal 2026 and decreased by 0.1 percentage points in the first six months of fiscal 2026. For each of the second quarter and first six months of fiscal 2026, the decrease in services gross margin was primarily driven by higher headcount costs and mix of service offerings.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Six Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Gross margin:
Americas	$5,816	$5,545	65.8%	67.6%	$11,817	$11,285	66.3%	68.6%
EMEA	3,173	2,750	71.7%	71.3%	5,895	5,272	71.8%	70.8%
APJC	1,368	1,320	65.8%	68.3%	2,781	2,648	66.4%	67.3%
Segment total	10,357	9,614	67.5%	68.7%	20,493	19,204	67.8%	69.0%
Unallocated corporate items (1)	(385)	(503)			(776)	(972)
Total	$9,972	$9,111	65.0%	65.1%	$19,717	$18,232	65.2%	65.5%
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
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from product mix, pricing and lower services gross margin, partially offset by positive impacts from productivity improvements.
Gross margin percentage in our EMEA segment increased primarily due to productivity improvements, partially offset by negative impacts from product mix and pricing.
The decrease in the APJC segment gross margin percentage was primarily due to product mix and pricing, partially offset by productivity improvements.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from product mix and pricing, partially offset by positive impacts from productivity improvements.
Gross margin percentage in our EMEA segment increased primarily due to productivity improvements, partially offset by negative impacts from product mix and pricing.
The decrease in the APJC segment gross margin percentage was primarily due to negative impacts from product mix and pricing, partially offset by productivity improvements.
Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent	January 24, 2026	January 25, 2025	Variance in Dollars	Variance in Percent
Research and development	$2,355	$2,299	$56	2%	$4,755	$4,585	$170	4%
Percentage of revenue	15.3%	16.4%			15.7%	16.5%
Sales and marketing	2,881	2,672	209	8%	5,752	5,424	328	6%
Percentage of revenue	18.8%	19.1%			19.0%	19.5%
General and administrative	688	752	(64)	(9)%	1,421	1,547	(126)	(8)%
Percentage of revenue	4.5%	5.4%			4.7%	5.6%
Total	$5,924	$5,723	$201	4%	$11,928	$11,556	$372	3%
Percentage of revenue	38.6%	40.9%			39.5%	41.5%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

R&D Expenses
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
R&D expenses increased primarily due to higher headcount-related expenses reflecting our investments in AI and higher discretionary spending, partially offset by lower acquisition-related costs.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
R&D expenses increased primarily due to higher headcount-related expenses reflecting our investments in AI, higher share-based compensation expense and higher discretionary spending, partially offset by lower acquisition-related costs.
Sales and Marketing Expenses
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher contracted services and higher discretionary spending.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher share-based compensation expense, higher contracted services spending, and higher discretionary spending.
G&A Expenses
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
G&A expenses decreased primarily due to lower headcount-related expenses and lower acquisition-related costs.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
G&A expenses decreased primarily due to lower acquisition-related costs and lower headcount-related expenses.
Effect of Foreign Currency
In the second quarter of fiscal 2026, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $56 million, or 1.0%, compared with the second quarter of fiscal 2025.
In the first six months of fiscal 2026, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $91 million, or 0.8%, compared with the first six months of fiscal 2025.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Amortization of purchased intangible assets:
Cost of sales	$235	$340	$475	$665
Operating expenses	231	265	462	530
Total	$466	$605	$937	$1,195
For each of the second quarter and first six months of fiscal 2026, the decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized and impairment charges of $19 million recognized in the corresponding periods of fiscal 2025. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain technology intangible assets.
Restructuring and Other Charges
In the first quarter of fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. In connection with this restructuring plan, we incurred charges of $36 million and $183 million in the second quarter and first six months of fiscal 2026. We completed this restructuring plan in the second quarter of fiscal 2026.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Six Months Ended
	January 24, 2026	January 25, 2025	January 24, 2026	January 25, 2025
Operating income	$3,781	$3,113	$7,144	$5,471
Operating income as a percentage of revenue	24.6%	22.3%	23.6%	19.7%
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
Operating income increased by 21%, and operating income as a percentage of revenue increased by 2.3 percentage points. These changes primarily resulted from revenue growth and lower amortization of purchased intangible assets in the second quarter of fiscal 2026.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
Operating income increased by 31%, and operating income as a percentage of revenue increased by 3.9 percentage points. These changes primarily resulted from revenue growth, lower restructuring and other charges and lower amortization of purchased intangible assets in the first six months of fiscal 2026.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	January 24, 2026	January 25, 2025	Variance in Dollars
Interest income	$210	$238	$(28)	$432	$524	$(92)
Interest expense	(370)	(404)	34	(720)	(822)	102
Interest income (expense), net	$(160)	$(166)	$6	$(288)	$(298)	$10
For the second quarter and first six months of fiscal 2026, the decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average balance of debt outstanding and lower effective interest rate on commercial paper during the respective periods.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Six Months Ended
	January 24, 2026	January 25, 2025	Variance in Dollars	January 24, 2026	January 25, 2025	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(4)	$(20)	$16	$(8)	$(45)	$37
Marketable equity investments	(34)	21	(55)	(3)	45	(48)
Privately held investments	97	(27)	124	260	47	213
Net gains (losses) on investments	59	(26)	85	249	47	202
Other gains (losses), net	(34)	(34)	—	(68)	(66)	(2)
Other income (loss), net	$25	$(60)	$85	$181	$(19)	$200
For each of the second quarter and first six months of fiscal 2026, the change in our other income (loss), net was primarily driven by higher gains on privately held investments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Provision for Income Taxes
Three Months Ended January 24, 2026 Compared with Three Months Ended January 25, 2025
The provision for income taxes resulted in an effective tax rate of 12.9% for the second quarter of fiscal 2026, compared with an effective tax rate of 15.9% for the second quarter of fiscal 2025. The decrease in the effective tax rate was primarily due to an increase in stock-based compensation windfall benefit.
Six Months Ended January 24, 2026 Compared with Six Months Ended January 25, 2025
The provision for income taxes resulted in an effective tax rate of 14.2% for the first six months of fiscal 2026, compared with an effective tax rate of 0.3% for the first six months of fiscal 2025. The increase in the effective tax rate was primarily due to a $720 million tax benefit related to the U.S. Tax Court opinion issued during the first quarter of fiscal 2025 regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cut and Job Act (our fiscal 2018).

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	January 24, 2026	July 26, 2025	Increase (Decrease)
Cash and cash equivalents	$7,458	$8,346	$(888)
Available-for-sale debt investments	7,960	7,381	579
Marketable equity securities	359	383	(24)
Total	$15,777	$16,110	$(333)
The net decrease in cash and cash equivalents and investments in the first six months of fiscal 2026 was primarily driven by cash returned to stockholders in the form of repurchases of common stock of $3.4 billion and cash dividends of $3.2 billion, shares repurchased for tax withholdings on vesting of restricted stock units of $1.1 billion and capital expenditures of $0.6 billion. These uses of cash were partially offset by net cash provided by operating activities of $5.0 billion, $2.0 billion net issuance of commercial paper, and the release to us of approximately $0.6 billion of restricted cash previously held in escrow.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of January 24, 2026 and July 26, 2025, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Six Months Ended
	January 24, 2026	January 25, 2025
Net cash provided by operating activities	$5,034	$5,902
Acquisition of property and equipment	(606)	(427)
Free cash flow	$4,428	$5,475
The net cash provided by operating activities in the first six months of fiscal 2026 includes our final U.S. transition tax payment of $2.3 billion.
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2026
January 24, 2026	$0.41	$1,617	18	$76.29	$1,351	$2,968
October 25, 2025	$0.41	$1,617	29	$68.28	$2,001	$3,618

Fiscal 2025
July 26, 2025	$0.41	$1,625	19	$64.65	$1,252	$2,877
April 26, 2025	$0.41	$1,627	25	$59.78	$1,504	$3,131
January 25, 2025	$0.40	$1,593	21	$58.58	$1,236	$2,829
October 26, 2024	$0.40	$1,592	40	$49.56	$2,003	$3,595
On February 11, 2026, our Board of Directors declared a quarterly dividend of $0.42 per common share to be paid on April 22, 2026, to all stockholders of record as of the close of business on April 2, 2026. Future dividends will be subject to the approval of our Board of Directors.
As of January 24, 2026, the remaining authorized amount for stock repurchases under this program is approximately $10.8 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	January 24, 2026	July 26, 2025	Increase (Decrease)
Accounts receivable, net	$6,606	$6,701	$(95)
Our accounts receivable net, as of January 24, 2026 decreased by approximately 1%, as compared with the end of fiscal 2025, primarily due to timing and amount of product and service billings in the second quarter of fiscal 2026 compared with the fourth quarter of fiscal 2025.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Inventory Supply Chain  The following table summarizes our inventories and balances with contract manufacturers and suppliers (in millions):

	January 24, 2026	July 26, 2025	Variance vs. July 26, 2025
Inventories	$3,920	$3,164	$756
Inventory purchase commitments	$10,055	$7,599	$2,456
Inventory deposits and prepayments	$913	$825	$88
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	January 24, 2026	July 26, 2025	Variance vs. July 26, 2025
Less than 1 year	$9,615	$7,202	$2,413
1 to 3 years	417	320	97
3 to 5 years	23	77	(54)
Total	$10,055	$7,599	$2,456
Inventory as of January 24, 2026 increased by 24% and inventory purchase commitments with contract manufacturers and suppliers increased by 32% from our balances at the end of fiscal 2025. The combined increase of 30% in our inventory and inventory purchase commitments as compared with the end of fiscal 2025 was primarily related to commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products, and helping to secure memory, to meet the demand from hyperscalers and other customers. We expect our inventory balances may increase in future quarters as we work to fulfill this demand.
In recent periods, we have increased our levels of inventory and purchase commitments with contract manufacturers and suppliers primarily related to Cisco Silicon One. In the second quarter of fiscal 2026, we increased our purchase commitments with suppliers to help secure memory. The increases during the first six months of fiscal 2026 were primarily due to arrangements to secure supply and pricing for certain product components, including memory, and commitments with contract manufacturers to meet customer demand and help manage lead times. Our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	January 24, 2026	July 26, 2025	Increase (Decrease)
Loan receivables, net	$5,791	$5,591	$200
Lease receivables, net	851	936	(85)
Total, net	$6,642	$6,527	$115

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables increased by 2% as compared with the end of fiscal 2025.
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
The volume of channel partner financing was $14.0 billion and $12.2 billion for the first six months of fiscal 2026 and 2025, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.3 billion as of each of January 24, 2026 and July 26, 2025. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of January 24, 2026, the total maximum potential future payments related to these guarantees was approximately $126 million, of which approximately $13 million was recorded as deferred revenue.
Borrowings
Senior Fixed-Rate Notes  The following table summarizes the principal amount of our senior fixed-rate notes (in millions):

	Maturity Date	January 24, 2026	July 26, 2025
Senior fixed-rate notes:
4.90%	February 26, 2026	$1,000	$1,000
2.95%	February 28, 2026	750	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.55%	February 24, 2028	1,000	1,000
4.85%	February 26, 2029	2,500	2,500
4.75%	February 24, 2030	1,000	1,000
4.95%	February 26, 2031	2,500	2,500
4.95%	February 24, 2032	1,000	1,000
5.05%	February 26, 2034	2,500	2,500
5.10%	February 24, 2035	1,250	1,250
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.50%	February 24, 2055	750	750
5.35%	February 26, 2064	1,000	1,000
Total		$24,750	$24,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of January 24, 2026.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $5.5 billion and $3.5 billion in commercial paper notes outstanding as of January 24, 2026 and July 26, 2025, respectively.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of January 24, 2026, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	January 24, 2026	July 26, 2025	Increase (Decrease)
Product	$21,977	$21,572	$405
Services	21,429	21,961	(532)
Total	$43,406	$43,533	$(127)

Short-term RPO	$21,370	$21,723	$(353)
Long-term RPO	22,036	21,810	226
Total	$43,406	$43,533	$(127)
Total remaining performance obligations as of January 24, 2026 were flat compared to the end of fiscal 2025. Remaining performance obligations for product increased by 2% compared to the end of fiscal 2025, of which long-term product RPO was $11.8 billion, up 3%. Remaining performance obligations for services decreased 2%.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	January 24, 2026	July 26, 2025	Increase (Decrease)
Product	$13,371	$13,490	$(119)
Services	15,032	15,289	(257)
Total	$28,403	$28,779	$(376)
Reported as:
Current	$16,199	$16,416	$(217)
Noncurrent	12,204	12,363	(159)
Total	$28,403	$28,779	$(376)
Total deferred revenue decreased 1% compared to the end of fiscal 2025. The decrease in deferred product revenue of 1% was primarily due to lower business volume. The decrease in deferred services revenue of 2% was driven by lower business volume and ongoing amortization of deferred services revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed herein. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. Our contractual obligations consist of operating leases, purchase commitments with contract manufacturers and suppliers, other purchase obligations, long-term debt, and other long-term liabilities. For additional information on our contractual obligations see our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
Of the total carrying value of our investments in privately held companies as of January 24, 2026, $0.8 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.7 billion related to privately held investments. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to privately held investments. See Note 10 to the Consolidated Financial Statements.
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
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of January 24, 2026. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.6 billion and $6.5 billion as of January 24, 2026 and July 26, 2025. As of January 24, 2026, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of January 24, 2026, we had $24.8 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior fixed-rate notes was $24.6 billion, and the related fair value based on market prices was $25.2 billion. As of January 24, 2026, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease or increase of approximately $0.8 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $359 million and $383 million as of January 24, 2026 and July 26, 2025, respectively.
Privately Held Investments These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our privately held investments was $2.1 billion and $1.9 billion as of January 24, 2026 and July 26, 2025, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of privately held investments is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	January 24, 2026		July 26, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$4,061	$(75)	$4,498	$(21)
Sold	$4,457	$82	$4,480	$22
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

Approximately 75% of our operating expenses are U.S.-dollar denominated. In the first six months of fiscal 2026, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $91 million, or 0.8%, compared with the first six months of fiscal 2025. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter of fiscal 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The global macroeconomic environment can be challenging and uncertain. For example, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the ongoing Russia and Ukraine war, Middle East conflicts and wars, and China-Taiwan relations), government-related disruptions or shutdowns, and other disruptions may continue to put pressure on global economic conditions. If global economic and market conditions were to deteriorate, we may experience material harm to our business, operating results, and financial condition.
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
We believe that we may be faced with the following supply chain challenges in the future: new markets in which we participate may grow quickly, which may make it difficult to quickly obtain significant component capacity; as we acquire companies and new technologies, we may be dependent on unfamiliar supply chains or relatively small supply partners; and we face competition for certain components that are supply-constrained from existing competitors and companies in other markets.
Manufacturing capacity and component supply constraints, as we saw with memory in the first six months of fiscal 2026, could be significant issues for us as they have been in certain prior periods. We have been and expect to continue to be adversely impacted by an increase in the cost of certain memory components which are currently constrained. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. In recent periods, we have increased our efforts in procuring components in order to meet customer expectations, such as we have done in past periods due to supply constraints, which in turn contributes to an increase in inventory and purchase commitments. For example, in fiscal 2025 and in the first six months of fiscal 2026, we entered into additional purchase commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One, memory components and other products to meet demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026. These past efforts and additional purchase commitments significantly increased our supply chain exposure, which resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. For example, on August 26, 2025, we settled a legal dispute with a supplier relating to purchase obligations arising under long-term supply arrangements, which resulted in a charge to product cost of sales in the fourth quarter of fiscal 2025. These supply chain exposures include potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are otherwise unable to mitigate these supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins has declined in certain prior periods, including in the first quarter of fiscal 2026, and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including the mix of hardware and software sales (including mix of cloud-based and on-premise software sales)
•Increases in material, labor or other manufacturing-related costs (i.e., component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those that have impacted the market for components, including semiconductors (as we have seen in past periods) and memory (as we saw in the first six months of fiscal 2026 and expect to continue seeing), and which costs have in the past and may continue to be exacerbated by inflation
•Introduction of new products, including products with price-performance advantages, and new business models (including continuing to increase the use of business models where revenue is recognized over multiple periods)
•Our ability to reduce production costs
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts
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
Sales to the service provider and cloud market have been characterized by large and sporadic purchases. Although service provider and cloud product orders increased during the first and second quarters of fiscal 2026, at various times in the past we have experienced significant weakness in product orders from the service provider and cloud market. Product orders from the service provider and cloud market could decline in the future and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Products in the service provider and cloud market could also face a high degree of customer concentration, with bespoke product designs and features that would be difficult to sell to alternate customers should the primary customer reduce its product orders with Cisco. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service provider and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have negatively impacted our business and operating results in the past, and could materially harm our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages. These market factors represent a competitive threat to us. We compete with numerous vendors in each product category. The overall number of our competitors providing niche product solutions may increase. Also, the identity and composition of competitors may change as we increase our activity in newer product areas, and in key priority areas. For example, as products related to network programmability, such as software-defined networking (SDN) products, have become more prevalent, we have faced increased competition from companies that develop networking products based on commoditized hardware, referred to as “white box” hardware, to the extent customers decide to purchase those product offerings instead of ours. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue.
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
We currently incorporate AI technology in certain of our commercial offerings and in our business operations. Our research and development of AI technology remains ongoing. AI presents risks and challenges and may result in unintended consequences, including inadvertent disclosure or misuse of intellectual property, confidential, personal, and/or competitive information, that could affect our reputation, our further AI development or our and our customers’ adoption and use of this technology. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI capabilities to potentially improve our internal functions and operations also presents risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues and risks presented by its use, we may be unsuccessful in identifying or resolving issues and risks before they arise. The AI-related legal and regulatory landscape is complex and constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with this complex and evolving legal and regulatory landscape could entail significant compliance or other costs or limit our ability to incorporate certain AI capabilities into our offerings. AI-related issues, deficiencies and/or failures could also give rise to legal and/or regulatory action (including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new and different applications of existing and new data protection, privacy, cybersecurity, intellectual property, and other laws and regulations); damage our reputation; or otherwise materially harm our business.
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
The process of developing new technology, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as AI, security, observability, and cloud— is complex and uncertain, and if we fail to accurately predict customers’ changing needs and emerging technological trends our business could be harmed. We must commit significant resources, including the investments we have been making in our strategic priorities to developing new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking, security, or observability does not emerge as we believe it will, or these industries do not evolve as we believe they will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not timely introduce products related to these markets, or if such products or offerings that ultimately succeed in these markets are based on technology, or an approach to technology, that differs from ours, our business could be harmed. In addition, our business could be negatively impacted in periods surrounding our new product introductions if customers delay purchasing decisions to qualify or otherwise evaluate the new product offerings. We have also been seeking to meet the evolving needs of customers which include offering our products and solutions in the manner in which customers wish to consume them. As a part of these efforts, we continue to make changes to how we are organized and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing our customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in how we are organized and how we build and deliver our technology is incorrect or ineffective, our business could be harmed.
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
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing Russia-Ukraine war and Middle East conflicts and wars), and other events (such as economic sanctions, trade restrictions and reactions of the governments, markets and the general public, including the sanctions and restrictions related to the ongoing Russia-Ukraine war) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially harmed.
There can be no assurance that our operating results and financial condition will not be negatively impacted by our incurrence of debt.
As of the end of the second quarter of fiscal 2026, we have senior unsecured notes outstanding in an aggregate principal amount of $24.8 billion that mature at specific dates from calendar year 2026 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $5.5 billion in commercial paper notes outstanding under this program as of January 24, 2026. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by matters relating to environmental, social, and governance and/or our reporting of such matters.
We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters both in the United States and internationally. Any initiatives, goals, or commitments we disclose in this regard involve risks and uncertainties and could be difficult to achieve and costly to implement. For example, in September 2021, we announced our goal to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the enhanced power efficiency of our products, the adoption of renewable energy at customer and supplier sites, and the adoption of certain of our products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero goal or other initiatives, goals, or commitments. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or otherwise successfully manage investor or other stakeholder expectations on these matters, could negatively impact our reputation or otherwise harm our business.

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
Third parties, including customers, have in the past and may in the future assert claims or initiate litigation related to exclusive patent, copyright, trademark, and other intellectual property rights to technologies and related standards that are relevant to us. These assertions have increased over time as a result of our growth, trends in patent policy and at the United States Patent and Trademark Office, and the general increase in the pace of patent claims assertions, particularly in the United States. Because of the existence of a large number of patents in the information technology field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because of the potential for high court awards, including injunctive relief, that are not necessarily predictable, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. If any infringement or other intellectual property claim made against us by any third party is successful, if we are required to indemnify a customer with respect to a claim against the customer, or if we fail to develop non-infringing technology or license the proprietary rights on commercially reasonable terms and conditions, our business, operating results, and financial condition could be materially harmed. For additional information regarding our indemnification obligations, see Note 14(e) to the Consolidated Financial Statements contained in this report. Our exposure to risks associated with the use of intellectual property may be increased as a result of acquisitions, as we have a lower level of visibility into the development process with respect to such technology or the care taken to safeguard against infringement risks. Further, in the past, third parties have made infringement and similar claims after we have acquired technology that had not been asserted prior to our acquisition.
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
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated and difficult to predict and protect against. Furthermore, the emergence and maturation of AI capabilities has led to new and/or more effective methods of cyber attacks. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by malicious actors (including criminals and activists) and by insider threats (including employees and contingent workers). Additionally, nation-state actors or their agents have in the past successfully attacked our IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict or other geopolitical tensions. Further, a cyber attack, vulnerability exploitation, or other incident could go undetected and persist in our environments, or those of our customers or third-party providers upon which we rely, for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential, private or otherwise sensitive information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or being lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to direct or indirect liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, operating results, and financial condition.
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
Global privacy and data related laws and regulations, including cybersecurity laws, are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, use, sharing, access or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances are uncertain, and our legal obligations and customer requirements are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and Data Act apply to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal and industrial data for both ourselves and our customers. Additionally, we are subject to the California Privacy Rights Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to the use of data and protecting data from unauthorized access, use, or other processing, could subject us to claims of liability, give rise to legal and/or regulatory action, damage our reputation, and/or otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect our operations and the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, regulations, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, sourcing, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, AI, privacy, cybersecurity, sovereignty, localization, operational resilience, environmental sustainability (including climate change), human rights, product certification, product and digital accessibility, country of origin, sourcing, national security, and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 26, 2025 to November 22, 2025	4	$72.52	4	$11,887
November 23, 2025 to December 20, 2025	8	$79.18	8	$11,292
December 21, 2025 to January 24, 2026	6	$75.19	6	$10,823
Total	18	$76.29	18
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of January 24, 2026, the remaining authorized amount for stock repurchases under this program is approximately $10.8 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
On December 16, 2025, Deborah L. Stahlkopf, Cisco’s Executive Vice President and Chief Legal Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Stahlkopf’s trading plan provides for the sale of approximately 149,243 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Stahlkopf’s trading plan is scheduled to terminate on December 19, 2026, subject to early termination for certain specified events set forth therein.
On December 17, 2025, Oliver Tuszik, Cisco's Executive Vice President, Global Sales and Chief Sales Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Tuszik’s trading plan provides for the sale of approximately 44,768 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Tuszik’s trading plan is scheduled to terminate on December 19, 2026, subject to early termination for certain specified events set forth therein.
On December 19, 2025, Jeetendra I. Patel, Cisco's President and Chief Product Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Patel’s trading plan provides for the sale of approximately 163,293 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Patel’s trading plan is scheduled to terminate on December 19, 2026, subject to early termination for certain specified events set forth therein.
On December 19, 2025, Mark Patterson, Cisco's Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Patterson’s trading plan provides for the sale of approximately 87,228 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Patterson’s trading plan is scheduled to terminate on December 19, 2026, subject to early termination for certain specified events set forth therein.

Item 6.	Exhibits
The following documents are filed as exhibits to this report:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)	8-K	001-39940	10.1	12/17/2025
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
101.INS	Inline XBRL Instance - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Indicates a management contract or compensatory plan or arrangement.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cisco Systems, Inc.

Date:	February 17, 2026	By	/S/ Mark Patterson
Mark Patterson Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)