Form 10-Q
period 2026-04-25
CISCO SYSTEMS, INC.
filed 2026-05-19
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No  ☒
Number of shares of the registrant’s common stock outstanding as of May 14, 2026: 3,941,434,665
____________________________________

Cisco Systems, Inc.
Form 10-Q for the Quarter Ended April 25, 2026

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
CISCO SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value)
(Unaudited)

	April 25, 2026	July 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,083	$8,346
Investments	9,557	7,764
Accounts receivable, net of allowance of $73 at April 25, 2026 and $69 at July 26, 2025	6,480	6,701
Inventories	4,708	3,164
Financing receivables, net	2,936	3,061
Other current assets	5,795	5,950
Total current assets	36,559	34,986
Property and equipment, net	2,577	2,113
Financing receivables, net	3,642	3,466
Goodwill	59,292	59,136
Purchased intangible assets, net	7,850	9,175
Deferred tax assets	7,558	7,356
Other assets	8,068	6,059
TOTAL ASSETS	$125,546	$122,291
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$11,932	$5,232
Accounts payable	2,970	2,528
Income taxes payable	173	1,857
Accrued compensation	3,290	3,611
Deferred revenue	16,446	16,416
Other current liabilities	4,730	5,420
Total current liabilities	39,541	35,064
Long-term debt	19,371	22,861
Income taxes payable	2,304	2,165
Deferred revenue	12,153	12,363
Other long-term liabilities	3,316	2,995
Total liabilities	76,685	75,448
Commitments and contingencies (Note 14)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,940 and 3,960 shares issued and outstanding at April 25, 2026 and July 26, 2025, respectively	48,950	47,747
Retained earnings	704	50
Accumulated other comprehensive loss	(793)	(954)
Total equity	48,861	46,843
TOTAL LIABILITIES AND EQUITY	$125,546	$122,291
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per-share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
REVENUE:
Product	$12,117	$10,374	$34,836	$30,722
Services	3,724	3,775	11,237	11,259
Total revenue	15,841	14,149	46,073	41,981
COST OF SALES:
Product	4,613	3,688	12,752	10,927
Services	1,148	1,183	3,524	3,544
Total cost of sales	5,761	4,871	16,276	14,471
GROSS MARGIN	10,080	9,278	29,797	27,510
OPERATING EXPENSES:
Research and development	2,377	2,335	7,132	6,920
Sales and marketing	2,855	2,724	8,607	8,148
General and administrative	661	739	2,082	2,286
Amortization of purchased intangible assets	228	244	690	774
Restructuring and other charges	(1)	34	182	709
Total operating expenses	6,120	6,076	18,693	18,837
OPERATING INCOME	3,960	3,202	11,104	8,673
Interest income	214	250	646	774
Interest expense	(377)	(403)	(1,097)	(1,225)
Other income (loss), net	242	(102)	423	(121)
Interest and other income (loss), net	79	(255)	(28)	(572)
INCOME BEFORE PROVISION FOR INCOME TAXES	4,039	2,947	11,076	8,101
Provision for income taxes	666	456	1,668	471
NET INCOME	$3,373	$2,491	$9,408	$7,630

Net income per share:
Basic	$0.85	$0.63	$2.38	$1.92
Diluted	$0.85	$0.62	$2.36	$1.91
Shares used in per-share calculation:
Basic	3,952	3,972	3,954	3,981
Diluted	3,982	4,002	3,987	4,004
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Net income	$3,373	$2,491	$9,408	$7,630
Available-for-sale investments:
Change in net unrealized gains and losses, net of tax benefit (expense) of $3 and $(4) for the third quarter and first nine months of fiscal 2026, respectively, and $(10) and $(27) for the corresponding periods of fiscal 2025, respectively	(3)	41	36	99
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $0 and $(2) for the third quarter and first nine months of fiscal 2026, respectively, and $(8) and $(31) for the corresponding periods of fiscal 2025, respectively	—	22	6	44
	(3)	63	42	143
Cash flow hedging instruments:
Change in unrealized gains and losses, net of tax benefit (expense) of $(2) and $(20) for the third quarter and first nine months of fiscal 2026, respectively, and $16 and $1 for the corresponding periods of fiscal 2025, respectively	7	(54)	65	(4)
Net (gains) losses reclassified into earnings, net of tax (benefit) expense of $3 and $8 for the third quarter and first nine months of fiscal 2026, respectively, and $4 and $9 for the corresponding periods of fiscal 2025, respectively	(10)	(11)	(27)	(30)
	(3)	(65)	38	(34)
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(2) and $(3) for the third quarter and first nine months of fiscal 2026, respectively, and $0 for each of the corresponding periods of fiscal 2025	49	362	81	188
Other comprehensive income (loss)	43	360	161	297
Comprehensive income	$3,416	$2,851	$9,569	$7,927
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(Unaudited)

	Nine Months Ended
	April 25, 2026	April 26, 2025
Cash flows from operating activities:
Net income	$9,408	$7,630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	1,902	2,176
Share-based compensation expense	2,903	2,693
Provision for receivables	11	17
Deferred income taxes	(217)	(792)
(Gains) losses on divestitures, investments and other, net	(500)	52
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	187	1,406
Inventories	(1,549)	541
Financing receivables	(34)	505
Other assets	(602)	(516)
Accounts payable	444	(10)
Income taxes, net	(2,342)	(2,002)
Accrued compensation	(332)	(431)
Deferred revenue	(141)	(524)
Other liabilities	(347)	(786)
Net cash provided by operating activities	8,791	9,959
Cash flows from investing activities:
Purchases of investments	(7,367)	(3,066)
Proceeds from sales of investments	1,884	2,228
Proceeds from maturities of investments	3,811	3,985
Acquisitions, net of cash and cash equivalents acquired and divestitures	(46)	(291)
Purchases of non-marketable equity securities	(699)	(265)
Return of investments in non-marketable equity securities	223	108
Acquisition of property and equipment	(1,020)	(688)
Other	(6)	(5)
Net cash provided by (used in) investing activities	(3,220)	2,006
Cash flows from financing activities:
Issuances of common stock	354	320
Repurchases of common stock—repurchase program	(4,605)	(4,748)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,362)	(910)
Short-term borrowings, original maturities of 90 days or less, net	412	(479)
Issuances of debt	10,640	17,388
Repayments of debt	(7,854)	(18,545)
Dividends paid	(4,894)	(4,812)
Other	(32)	(80)
Net cash used in financing activities	(7,341)	(11,866)
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(57)	(23)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,827)	76
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of period	8,910	8,842
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of period	$7,083	$8,918

Supplemental cash flow information:
Cash paid for interest	$1,305	$1,370
Cash paid for income taxes, net	$4,228	$3,265
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 25, 2026	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 24, 2026	3,949	$48,493	$66	$(836)	$47,723
Net income			3,373		3,373
Other comprehensive income (loss)				43	43
Issuance of common stock	10	—			—
Repurchase of common stock	(16)	(191)	(1,061)		(1,252)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(3)	(266)	(14)		(280)
Cash dividends declared ($0.42 per common share)			(1,660)		(1,660)
Share-based compensation		914			914
Balance at April 25, 2026	3,940	$48,950	$704	$(793)	$48,861

Nine Months Ended April 25, 2026	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 26, 2025	3,960	$47,747	$50	$(954)	$46,843
Net income			9,408		9,408
Other comprehensive income (loss)				161	161
Issuance of common stock	61	354			354
Repurchase of common stock	(63)	(762)	(3,842)		(4,604)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(18)	(1,292)	(18)		(1,310)
Cash dividends declared ($1.24 per common share)			(4,894)		(4,894)
Share-based compensation		2,903			2,903
Balance at April 25, 2026	3,940	$48,950	$704	$(793)	$48,861

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in millions, except per-share amounts)
(Unaudited)

Three Months Ended April 26, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at January 25, 2025	3,977	$46,521	$502	$(1,493)	$45,530
Net income			2,491		2,491
Other comprehensive income (loss)				360	360
Issuance of common stock	12	—			—
Repurchase of common stock	(25)	(295)	(1,209)		(1,504)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(4)	(255)	(5)		(260)
Cash dividends declared ($0.41 per common share)			(1,627)		(1,627)
Share-based compensation		945			945
Balance at April 26, 2025	3,960	$46,916	$152	$(1,133)	$45,935

Nine Months Ended April 26, 2025	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
Balance at July 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			7,630		7,630
Other comprehensive income (loss)				297	297
Issuance of common stock	56	320			320
Repurchase of common stock	(86)	(1,001)	(3,742)		(4,743)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(17)	(896)	(11)		(907)
Cash dividends declared ($1.21 per common share)			(4,812)		(4,812)
Share-based compensation		2,693			2,693
Balance at April 26, 2025	3,960	$46,916	$152	$(1,133)	$45,935

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
We have prepared the accompanying financial data as of April 25, 2026 and for the third quarter and first nine months of fiscal 2026 and 2025, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (GAAP) have been condensed or omitted pursuant to such rules and regulations. The July 26, 2025 Consolidated Balance Sheet was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States. However, we believe that the disclosures are adequate to make the information presented not misleading. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended July 26, 2025.
In the opinion of management, all normal recurring adjustments necessary to state fairly the consolidated balance sheet as of April 25, 2026, the results of operations, the statements of comprehensive income and the statements of equity for the third quarter and first nine months of fiscal 2026 and 2025, and the statements of cash flows for the first nine months of fiscal 2026 and 2025, as applicable, have been made. The results of operations for the third quarter and first nine months of fiscal 2026 are not necessarily indicative of the operating results for the full fiscal year or any future periods.
Certain reclassifications have been made to the amounts in prior periods in order to conform to the current period’s presentation.
2.Recent Accounting Pronouncements
(a)Recent Accounting Standards or Updates Not Yet Effective
Improvements on Income Tax Disclosures In December 2023, the FASB issued an accounting standard update expanding the requirements for disclosure of disaggregated information about the effective tax rate reconciliation and income taxes paid. We expect to adopt this accounting standard update on a prospective basis in our fiscal 2026 Form 10-K.
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

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Product revenue:
Networking	$8,815	$7,068	$24,877	$20,671
Security	2,008	2,013	6,006	6,142
Collaboration	1,024	1,031	3,133	3,112
Observability	269	261	820	796
Total Product	12,117	10,374	34,836	30,722
Services	3,724	3,775	11,237	11,259
Total revenue	$15,841	$14,149	$46,073	$41,981
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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Product	$4,432	$4,483	$13,406	$13,334
Services	3,359	3,433	10,221	10,288
Total	$7,791	$7,916	$23,627	$23,622
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $6.5 billion as of April 25, 2026 compared to $6.7 billion as of July 26, 2025, as reported on the Consolidated Balance Sheets.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Allowance for credit loss at beginning of period	$76	$80	$69	$87
Provisions	1	13	15	25
Write-offs, net of recoveries	(4)	(11)	(11)	(30)
Allowance for credit loss at end of period	$73	$82	$73	$82
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	April 25, 2026	July 26, 2025
1 to 4	$1,224	$1,358
5 to 6	2,012	1,868
7 and Higher	92	73
Total	$3,328	$3,299
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. Our contract assets for these unbilled receivables, net of allowances, were $3.3 billion as of April 25, 2026 and $3.2 billion as of July 26, 2025, of which $1.8 billion and $1.7 billion, respectively, were included in other current assets, with remaining balances included in other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $28.6 billion as of April 25, 2026 compared to $28.8 billion as of July 26, 2025. We recognized approximately $3.7 billion and $13.5 billion of revenue during the third quarter and first nine months of fiscal 2026 that was included in the deferred revenue balance at July 26, 2025.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.5 billion as of each of April 25, 2026 and July 26, 2025, and were included in other current assets and other assets. The amortization expense associated with these costs was $230 million and $713 million for the third quarter and first nine months of fiscal 2026, respectively, and $272 million and $718 million for the corresponding periods of fiscal 2025, respectively, and was included in sales and marketing expenses.

4.Acquisitions
Allocation of the total purchase consideration for acquisitions we completed during the first nine months of fiscal 2026 is summarized as follows (in millions):

	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$49	$—	$14	$35
The total purchase consideration related to acquisitions consisted primarily of cash consideration. Total transaction costs related to acquisition activities were $11 million and $12 million for the first nine months of fiscal 2026 and 2025, respectively. These transaction costs were expensed as incurred in general and administrative expenses (“G&A”) in the Consolidated Statements of Operations.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The goodwill generated from the acquisitions completed during the first nine months of fiscal 2026 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during the first nine months of fiscal 2026 have not been presented because the effects of the acquisitions were not material to our financial results.
Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Compensation expense related to acquisitions	$87	$216	$295	$735
As of April 25, 2026, we estimated that future cash compensation expense of up to $282 million may be required to be recognized pursuant to applicable acquisition agreements.

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following table presents the goodwill allocated to our reportable segments as of April 25, 2026 and changes to goodwill during the first nine months of fiscal 2026 (in millions):

	Balance at July 26, 2025	Acquisitions	Foreign Currency Translation and Other	Balance at April 25, 2026
Americas	$36,468	$21	$76	$36,565
EMEA	14,397	9	28	14,434
APJC	8,271	5	17	8,293
Total	$59,136	$35	$121	$59,292
(b)Purchased Intangible Assets
The following table presents details of our intangible assets acquired through acquisitions completed during the first nine months of fiscal 2026 (in millions, except years):

	FINITE LIVES						INDEFINITE LIVES	TOTAL
	CUSTOMER RELATED		TECHNOLOGY		TRADE NAME		IPR&D
	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount	Amount
Total	—	$—	2.5	$14	—	$—	$—	$14
The following tables present details of our purchased intangible assets with finite lives (in millions):

April 25, 2026	Gross	Accumulated Amortization	Net
Customer related	$6,242	$(1,826)	$4,416
Technology	5,005	(1,991)	3,014
Trade name	510	(90)	420
Total	$11,757	$(3,907)	$7,850

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 26, 2025	Gross	Accumulated Amortization	Net
Customer related	$6,341	$(1,268)	$5,073
Technology	5,254	(1,606)	3,648
Trade name	526	(72)	454
Total	$12,121	$(2,946)	$9,175
Purchased intangible assets include intangible assets acquired through acquisitions as well as through direct purchases or licenses.
Impairment charges related to purchased intangible assets were $19 million for the first nine months of fiscal 2025. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain technology intangible assets. The fair value for purchased intangible assets measured at fair value on a nonrecurring basis was categorized as Level 3 due to the use of significant unobservable inputs in the valuation. Significant unobservable inputs that were used included expected revenues and net income related to the assets and the expected life of the assets. The difference between the estimated fair value and the carrying value of the assets was recorded as an impairment charge, which was included in product cost of sales.
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Amortization of purchased intangible assets:
Cost of sales	$229	$269	$704	$934
Operating expenses	228	244	690	774
Total	$457	$513	$1,394	$1,708
The estimated future amortization expense of purchased intangible assets with finite lives as of April 25, 2026 is as follows (in millions):

Fiscal Year	Amount
2026 (remaining three months)	$447
2027	1,495
2028	1,415
2029	1,287
2030	1,003
Thereafter	2,203
Total	$7,850

6.Restructuring and Other Charges
In the fourth quarter of fiscal 2026, we announced a restructuring plan (the “Fiscal 2026 Plan”) to allow us to invest in key growth opportunities including silicon, optics, security and artificial intelligence (AI). The total pre-tax charges are estimated to be up to $1 billion consisting of severance and other one-time termination benefits, and other costs. We expect this plan to be substantially completed by the end of fiscal 2027.
In the first quarter of fiscal 2025, we announced a restructuring plan (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. In connection with the Fiscal 2025 Plan, we incurred charges of $182 million in the first nine months of fiscal 2026. These aggregate pre-tax charges were primarily cash-based and consisted of severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2025 Plan, we incurred cumulative charges of $926 million and substantially completed the plan in the second quarter of fiscal 2026.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes the activities related to our restructuring liability, which was included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2025 PLAN
	Employee Severance	Other	Total
Liability as of July 26, 2025	$66	$46	$112
Charges	142	40	182
Cash payments	(169)	(27)	(196)
Non-cash and other	(1)	(38)	(39)
Liability as of April 25, 2026	$38	$21	$59

7. Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	April 25, 2026	July 26, 2025
Cash and cash equivalents	$7,083	$8,346
Restricted cash and restricted cash equivalents included in other current assets	—	564
Total	$7,083	$8,910
In the table above, our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	April 25, 2026	July 26, 2025
Raw materials	$2,546	$1,744
Work in process	826	261
Finished goods	1,107	933
Service-related spares	222	220
Demonstration systems	7	6
Total	$4,708	$3,164
Property and Equipment, Net

	April 25, 2026	July 26, 2025
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,132	$4,045
Production, engineering, computer and other equipment and related software	5,366	5,178
Operating lease assets	56	51
Furniture, fixtures and other	304	316
Total gross property and equipment	9,858	9,590
Less: accumulated depreciation and amortization	(7,281)	(7,477)
Total	$2,577	$2,113

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Remaining Performance Obligations (RPO)

	April 25, 2026	July 26, 2025
Product	$22,058	$21,572
Services	21,404	21,961
Total	$43,462	$43,533

Short-term RPO	$21,818	$21,723
Long-term RPO	21,644	21,810
Total	$43,462	$43,533

Amount to be recognized as revenue over the next 12 months	50%	50%

Deferred revenue	$28,599	$28,779
Unbilled contract revenue	14,863	14,754
Total	$43,462	$43,533
Unbilled contract revenue represents noncancelable contracts for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
Deferred Revenue

	April 25, 2026	July 26, 2025
Product	$13,461	$13,490
Services	15,138	15,289
Total	$28,599	$28,779
Reported as:
Current	$16,446	$16,416
Noncurrent	12,153	12,363
Total	$28,599	$28,779

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	April 25, 2026	July 26, 2025
Operating lease right-of-use assets	Other assets	$1,450	$1,301

Operating lease liabilities	Other current liabilities	$410	$375
Operating lease liabilities	Other long-term liabilities	1,288	1,175
Total operating lease liabilities		$1,698	$1,550
The components of our lease expenses were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Operating lease expense	$134	$115	$397	$378
Short-term lease expense	26	18	77	52
Variable lease expense	80	47	229	140
Total lease expense	$240	$180	$703	$570

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Supplemental information related to our operating leases is as follows (in millions):

	Nine Months Ended
	April 25, 2026	April 26, 2025
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$392	$345
Right-of-use assets obtained in exchange for operating leases liabilities	$510	$483
The weighted-average lease term was 5.8 years and 5.7 years as of April 25, 2026 and July 26, 2025, respectively. The weighted-average discount rate was 4.0% and 4.1% as of April 25, 2026 and July 26, 2025, respectively.
The maturities of our operating leases (undiscounted) as of April 25, 2026 are as follows (in millions):

Fiscal Year	Amount
2026 (remaining three months)	$146
2027	426
2028	315
2029	251
2030	212
Thereafter	583
Total lease payments	1,933
Less: interest	(235)
Total	$1,698
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income was $13 million and $44 million for the third quarter and first nine months of fiscal 2026, respectively, and $16 million and $49 million for the corresponding periods of fiscal 2025, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.
Future minimum lease payments on our lease receivables as of April 25, 2026 are summarized as follows (in millions):

Fiscal Year	Amount
2026 (remaining three months)	$105
2027	397
2028	114
2029	143
2030	140
Total	899
Less: Present value of lease payments	(814)
Unearned income	$85
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of our financing receivables is presented as follows (in millions):

April 25, 2026	Loan Receivables	Lease Receivables	Total
Gross	$5,744	$899	$6,643
Residual value	—	67	67
Unearned income	—	(85)	(85)
Allowance for credit loss	(36)	(11)	(47)
Total, net	$5,708	$870	$6,578
Reported as:
Current	$2,584	$352	$2,936
Noncurrent	3,124	518	3,642
Total, net	$5,708	$870	$6,578

July 26, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,628	$982	$6,610
Residual value	—	66	66
Unearned income	—	(99)	(99)
Allowance for credit loss	(37)	(13)	(50)
Total, net	$5,591	$936	$6,527
Reported as:
Current	$2,715	$346	$3,061
Noncurrent	2,876	590	3,466
Total, net	$5,591	$936	$6,527
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

April 25, 2026		Fiscal Year				Nine Months Ended
Internal Credit Risk Rating	Prior	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	April 25, 2026	Total
Loan Receivables:
1 to 4	$7	$41	$147	$690	$1,136	$1,534	$3,555
5 to 6	15	12	83	231	772	1,040	2,153
7 and Higher	—	2	3	11	17	3	36
Total Loan Receivables	$22	$55	$233	$932	$1,925	$2,577	$5,744
Lease Receivables:
1 to 4	$—	$5	$37	$75	$92	$53	$262
5 to 6	1	18	83	144	141	156	543
7 and Higher	—	1	1	4	1	2	9
Total Lease Receivables	$1	$24	$121	$223	$234	$211	$814
Total	$23	$79	$354	$1,155	$2,159	$2,788	$6,558

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

July 26, 2025		Fiscal Year
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	Total
Loan Receivables:
1 to 4	$2	$83	$236	$371	$1,258	$1,556	$3,506
5 to 6	2	56	53	167	561	1,248	2,087
7 and Higher	—	—	6	9	4	16	35
Total Loan Receivables	$4	$139	$295	$547	$1,823	$2,820	$5,628
Lease Receivables:
1 to 4	$—	$9	$23	$112	$187	$207	$538
5 to 6	—	6	25	77	120	103	331
7 and Higher	—	—	1	3	8	2	14
Total Lease Receivables	$—	$15	$49	$192	$315	$312	$883
Total	$4	$154	$344	$739	$2,138	$3,132	$6,511
The following tables present the aging analysis of gross receivables as of April 25, 2026 and July 26, 2025 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
April 25, 2026	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$42	$18	$12	$72	$5,672	$5,744	$5	$1	$1
Lease receivables	5	6	7	18	796	814	3	1	1
Total	$47	$24	$19	$90	$6,468	$6,558	$8	$2	$2

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2025	31-60	61-90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables	Impaired Financing Receivables
Loan receivables	$18	$18	$16	$52	$5,576	$5,628	$4	$5	$5
Lease receivables	7	3	6	16	867	883	4	1	1
Total	$25	$21	$22	$68	$6,443	$6,511	$8	$6	$6
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

Three Months Ended April 25, 2026	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 24, 2026	$34	$11	$45
Provisions (benefits)	2	(1)	1
Foreign exchange and other	—	1	1
Allowance for credit loss as of April 25, 2026	$36	$11	$47

Three Months Ended April 26, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of January 25, 2025	$45	$14	$59
Provisions (benefits)	(2)	(1)	(3)
Foreign exchange and other	1	1	2
Allowance for credit loss as of April 26, 2025	$44	$14	$58

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Nine Months Ended April 25, 2026	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 26, 2025	$37	$13	$50
Provisions (benefits)	(1)	(3)	(4)
Foreign exchange and other	—	1	1
Allowance for credit loss as of April 25, 2026	$36	$11	$47

Nine Months Ended April 26, 2025	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(5)	(3)	(8)
Recoveries (write-offs), net	(3)	—	(3)
Foreign exchange and other	2	2	4
Allowance for credit loss as of April 26, 2025	$44	$14	$58

10.Investments
(a)Summary of Available-for-Sale Debt Investments
The following tables summarize our available-for-sale debt investments (in millions):

April 25, 2026	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,716	$2	$(6)	$1,712
U.S. government agency securities	41	—	—	41
Non-U.S. government and agency securities	400	—	—	400
Corporate debt securities	2,791	4	(37)	2,758
Mortgage- and asset-backed securities	211	—	(8)	203
Commercial paper	2,731	—	—	2,731
Certificates of deposit	1,335	—	—	1,335
Total	$9,225	$6	$(51)	$9,180

July 26, 2025	Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value
U.S. government securities	$1,971	$2	$(12)	$1,961
U.S. government agency securities	67	—	—	67
Non-U.S. government and agency securities	458	—	—	458
Corporate debt securities	3,138	13	(61)	3,090
Mortgage- and asset-backed securities	320	—	(34)	286
Commercial paper	950	—	—	950
Certificates of deposit	569	—	—	569
Total	$7,473	$15	$(107)	$7,381

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Gross realized gains	$3	$1	$14	$9
Gross realized losses	(3)	(31)	(22)	(84)
Total	$—	$(30)	$(8)	$(75)
The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at April 25, 2026 and July 26, 2025 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
April 25, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,004	$(5)	$185	$(1)	$1,189	$(6)
U.S. government agency securities	7	—	—	—	7	—
Non-U.S. government and agency securities	263	—	—	—	263	—
Corporate debt securities	1,073	(6)	926	(5)	1,999	(11)
Mortgage- and asset-backed securities	86	—	73	(8)	159	(8)
Commercial paper	74	—	—	—	74	—
Total	$2,507	$(11)	$1,184	$(14)	$3,691	$(25)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,076	$(6)	$302	$(6)	$1,378	$(12)
U.S. government agency securities	8	—	21	—	29	—
Non-U.S. government and agency securities	292	—	—	—	292	—
Corporate debt securities	106	—	1,800	(35)	1,906	(35)
Mortgage- and asset-backed securities	5	—	279	(34)	284	(34)
Commercial paper	30	—	—	—	30	—
Total	$1,517	$(6)	$2,402	$(75)	$3,919	$(81)
The following table summarizes the maturities of our available-for-sale debt investments as of April 25, 2026 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,919	$5,888
After 1 year through 5 years	3,015	3,010
After 5 years through 10 years	80	79
Mortgage- and asset-backed securities with no single maturity	211	203
Total	$9,225	$9,180
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Marketable Equity Securities
We held marketable equity securities of $377 million and $383 million as of April 25, 2026 and July 26, 2025, respectively. We recognized net unrealized gains of $26 million and $21 million during the third quarter and first nine months of fiscal 2026, respectively, and net unrealized losses of $35 million and $6 million for the corresponding periods of fiscal 2025, respectively, on our marketable securities still held as of the reporting date.
(c)Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held entities, venture funds, and publicly traded entities that do not have readily determinable fair value (RDFV). The carrying value of these investments are summarized below (in millions):

	April 25, 2026	July 26, 2025
Initial cost of non-marketable equity securities measured under the measurement alternative	$1,102	$975
Cumulative upward adjustments	440	195
Cumulative downward adjustments, including impairments	(602)	(597)
Non-marketable equity securities under measurement alternative	940	573
Restricted equity securities	379	—
Consolidated investments	702	508
Non-marketable equity securities under net asset value (NAV), equity method and other	925	840
Total	$2,946	$1,921
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
Restricted equity securities are investments in publicly traded entities measured at fair value on a recurring basis. These investments are classified as Level 2 in the fair value hierarchy, as they are valued using pricing models that use observable market inputs reduced by a discount for lack of marketability (“DLOM”). The fair value of these restricted equity securities was $379 million as of April 25, 2026 and we recognized unrealized losses of $31 million for the third quarter and first nine months of fiscal 2026.
Our non-marketable equity securities classified as consolidated investments include venture funds that qualified for investment company specific accounting, the accounts of which are consolidated within our financial statements under the voting interest entity model. The noncontrolling interest attributed to these investments was $271 million and $162 million as of April 25, 2026 and July 26, 2025, respectively, and is included in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interest attributed to these investments is not material for any of the periods presented and is included in other income (loss), net in the Consolidated Statements of Operations.
Of the total carrying value of our non-marketable equity securities as of April 25, 2026, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

11.Fair Value
(a)Assets and Liabilities Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis were as follows (in millions):

	APRIL 25, 2026			JULY 26, 2025
	FAIR VALUE MEASUREMENTS			FAIR VALUE MEASUREMENTS
	Level 1	Level 2	Total Balance	Level 1	Level 2	Total Balance
Assets:
Cash equivalents:
Money market funds	$4,258	$—	$4,258	$5,885	$—	$5,885
Commercial paper	—	953	953	—	336	336
Certificates of deposit	—	25	25	—	—	—
Corporate debt securities	—	16	16	—	1	1
Non-U.S. government and agency securities	—	58	58	—	—	—
Available-for-sale debt investments:
U.S. government securities	—	1,712	1,712	—	1,961	1,961
U.S. government agency securities	—	41	41	—	67	67
Non-U.S. government and agency securities	—	400	400	—	458	458
Corporate debt securities	—	2,758	2,758	—	3,090	3,090
Mortgage- and asset-backed securities	—	203	203	—	286	286
Commercial paper	—	2,731	2,731	—	950	950
Certificates of deposit	—	1,335	1,335	—	569	569
Equity investments:
Marketable equity securities	377	—	377	383	—	383
Other current assets:
Money market funds	—	—	—	563	—	563
Derivative assets	—	90	90	—	32	32
Total	$4,635	$10,322	$14,957	$6,831	$7,750	$14,581
Liabilities:
Derivative liabilities	—	86	86	—	31	31
Total	$—	$86	$86	$—	$31	$31
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
For more discussion on the fair value measurement of our non-marketable equity securities, see Note 10.
(b)Other Fair Value Disclosures
The fair value of our short-term loan receivables approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables was $3.1 billion and $2.9 billion as of April 25, 2026 and July 26, 2025, respectively. The estimated fair value of our long-term loan receivables approximates their carrying value. We use unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables, and therefore they are categorized as Level 3.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

As of April 25, 2026, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of April 25, 2026, the fair value of our senior fixed-rate notes was $23.3 billion, with a carrying amount of $22.9 billion. This compares to a fair value of $25.0 billion and a carrying amount of $24.6 billion as of July 26, 2025. The fair value of the senior fixed-rate notes was determined based on observable market prices in a less active market and was categorized as Level 2.
12.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	April 25, 2026		July 26, 2025
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior fixed-rate notes	$3,498	3.89%	$1,749	4.15%
Commercial paper	8,434	3.78%	3,482	4.37%
Current portion of other debt	—	—	1	1.13%
Total	$11,932		$5,232
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		April 25, 2026		July 26, 2025
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior fixed-rate notes:
4.90%	February 26, 2026	$—	—	$1,000	5.00%
2.95%	February 28, 2026	—	—	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.55%	February 24, 2028	1,000	4.61%	1,000	4.61%
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.75%	February 24, 2030	1,000	4.73%	1,000	4.73%
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
4.95%	February 24, 2032	1,000	4.94%	1,000	4.94%
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.10%	February 24, 2035	1,250	5.11%	1,250	5.11%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.50%	February 24, 2055	750	5.49%	750	5.49%
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		2	1.13%	3	1.13%
Total		23,002		24,753
Unaccreted discount/issuance costs		(133)		(142)
Total		$22,869		$24,611

Reported as:
Current portion of long-term debt		$3,498		$1,750
Long-term debt		19,371		22,861
Total		$22,869		$24,611
Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior fixed-rate notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of April 25, 2026, we were in compliance with all debt covenants.
As of April 25, 2026, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2026 (remaining three months)	$—
2027	3,502
2028	1,000
2029	2,500
2030	1,000
Thereafter	15,000
Total	$23,002

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of April 25, 2026, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

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
The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	April 25, 2026	July 26, 2025	Balance Sheet Line Item	April 25, 2026	July 26, 2025
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$38	$17	Other current liabilities	$4	$2
Foreign currency derivatives	Other assets	45	10	Other long-term liabilities	—	2
Total		83	27		4	4
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	7	3	Other current liabilities	36	17
Foreign currency derivatives	Other assets	—	2	Other long-term liabilities	46	10
Total		7	5		82	27
Total		$90	$32		$86	$31
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE THREE MONTHS ENDED		GAINS (LOSSES) FOR THE NINE MONTHS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Foreign currency derivatives	Other income (loss), net	$31	$163	$(18)	$68
Total return swaps—deferred compensation	Operating expenses and other	34	(105)	102	(72)
Total		$65	$58	$84	$(4)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	April 25, 2026	July 26, 2025
Foreign currency derivatives	$8,895	$8,978
Total return swaps—deferred compensation	1,253	1,087
Total	$10,148	$10,065

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
Certain of these inventory purchase commitments are directly with suppliers, and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. In addition, certain of these inventory purchase commitments are related to long-term supply agreements for fixed quantities of certain memory components for which pricing is variable. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 25, 2026	July 26, 2025
Less than 1 year	$14,149	$7,202
1 to 3 years	1,556	320
3 to 5 years	328	77
Total	$16,033	$7,599
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts consistent with the valuation of our excess and obsolete inventory. As of April 25, 2026 and July 26, 2025, the liability for these purchase commitments was $209 million and $206 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our non-marketable equity securities. The funding commitments were $0.6 billion and $0.3 billion as of April 25, 2026 and July 26, 2025, respectively. The funding commitments and the carrying value of our non-marketable equity securities, collectively, represent our maximum exposure related to non-marketable equity securities.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	Nine Months Ended
	April 25, 2026	April 26, 2025
Balance at beginning of period	$399	$362
Provisions for warranties issued	309	300
Adjustments for pre-existing warranties	—	40
Settlements	(337)	(306)
Balance at end of period	$371	$396
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
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $7.7 billion and $5.9 billion for the third quarter of fiscal 2026 and 2025, respectively, and $21.7 billion and $18.1 billion for the first nine months of fiscal 2026 and 2025, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion as of April 25, 2026 and $1.3 billion as of July 26, 2025.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at April 25, 2026 and July 26, 2025, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	April 25, 2026	July 26, 2025
Maximum potential future payments	$127	$123
Deferred revenue	(12)	(13)
Total	$115	$110

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
(f)Legal Proceedings
Brazil Brazilian authorities have investigated our Brazilian subsidiary and certain of its former employees, as well as a Brazilian importer of our products, and its affiliates and employees, relating to alleged evasion of import taxes and alleged improper transactions involving the subsidiary and the importer. Brazilian tax authorities have assessed claims against our Brazilian subsidiary based on a theory of joint liability with the Brazilian importer for import taxes, interest, and penalties. In addition to claims asserted by the Brazilian federal tax authorities in prior fiscal years, tax authorities from the Brazilian state of Sao Paulo have asserted similar claims on the same legal basis in prior fiscal years. The remaining asserted claims by Brazilian federal tax authorities are for calendar years 2004 through 2007, and the remaining asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $155 million for the alleged evasion of import and other taxes, $966 million for interest, and $320 million for various penalties, all determined using an exchange rate as of April 25, 2026.
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
Centripetal  Centripetal Networks, Inc. (“Centripetal”) filed various patent litigations in the U.S., Germany, and France. These cases have either concluded with findings of non-infringement or invalidity or are in various stages of appeals. In the U.S., there was an appeal from our win in the Eastern District of Virginia that was pending in the Federal Circuit Court of Appeals, and on April 29, 2026, the Federal Circuit affirmed the District Court’s non-infringement decision, and one Patent Trial and Appeal Board ("PTAB") inter partes review decision that was remanded to the PTAB for further proceedings. In Germany, there was an infringement hearing on one patent on April 2, 2026, during which the German Court announced its preliminary opinion that Cisco does not infringe, and an appeal hearing in a related invalidity proceeding set for November 10, 2026. In France, Centripetal also filed an infringement case alleging infringement of the French counterpart to U.S. and German patents previously found to not be infringed. Those proceedings are ongoing and there is a final hearing set for October 8, 2026.
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

15.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of April 25, 2026, the remaining authorized amount for stock repurchases under this program was approximately $9.6 billion, with no termination date. The stock repurchase activity for fiscal 2026 and 2025 under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Quarter Ended	Shares	Weighted-Average Price per Share	Amount
Fiscal 2026
April 25, 2026	16	$80.28	$1,252
January 24, 2026	18	$76.29	$1,351
October 25, 2025	29	$68.28	$2,001

Fiscal 2025
July 26, 2025	19	$64.65	$1,252
April 26, 2025	25	$59.78	$1,504
January 25, 2025	21	$58.58	$1,236
October 26, 2024	40	$49.56	$2,003
There were stock repurchases of $19 million and $20 million that were pending settlement April 25, 2026 and July 26, 2025, respectively.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity. We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)    Dividends Declared
On May 13, 2026, our Board of Directors declared a quarterly dividend of $0.42 per common share to be paid on July 22, 2026, to all stockholders of record as of the close of business on July 6, 2026. Future dividends will be subject to the approval of our Board of Directors.
(c) Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of April 25, 2026, we have not issued any shares of preferred stock.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of April 25, 2026, 129 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. No shares were issued under the Employee Stock Purchase Plan during the third quarter of each of fiscal 2026 and 2025. We issued 8 million shares during each of the first nine months of fiscal 2026 and fiscal 2025. As of April 25, 2026, 42 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense and the income tax benefit for share-based compensation (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Cost of sales—product	$64	$67	$195	$189
Cost of sales—services	86	85	256	245
Share-based compensation expense in cost of sales	150	152	451	434
Research and development	420	422	1,324	1,189
Sales and marketing	239	235	752	676
General and administrative	105	121	354	357
Restructuring and other charges	—	15	22	37
Share-based compensation expense in operating expenses	764	793	2,452	2,259
Total share-based compensation expense	$914	$945	$2,903	$2,693
Income tax benefit for share-based compensation	$275	$218	$814	$616
As of April 25, 2026, the total compensation cost related to unvested share-based awards not yet recognized was $4.5 billion which is expected to be recognized over approximately 1.7 years on a weighted-average basis.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
Unvested balance at July 26, 2025	113	$52.26
Granted and assumed	45	68.41
Vested	(53)	49.60	$3,912
Canceled/forfeited/other	1	40.55
Unvested balance at April 25, 2026	106	$60.04

17.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss), for the first nine months of fiscal 2026 and 2025 are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 26, 2025	$(57)	$65	$(962)	$(954)
Other comprehensive income (loss) before reclassifications	40	85	83	208
(Gains) losses reclassified out of AOCI	8	(35)	1	(26)
Tax benefit (expense)	(6)	(12)	(3)	(21)
Balance at April 25, 2026	$(15)	$103	$(881)	$(793)

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
Balance at July 27, 2024	$(241)	$79	$(1,268)	$(1,430)
Other comprehensive income (loss) before reclassifications	126	(5)	188	309
(Gains) losses reclassified out of AOCI	75	(39)	—	36
Tax benefit (expense)	(58)	10	—	(48)
Balance at April 26, 2025	$(98)	$45	$(1,080)	$(1,133)

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

18.Income Taxes
The following table provides details of income taxes (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Income before provision for income taxes	$4,039	$2,947	$11,076	$8,101
Provision for income taxes	666	456	1,668	471
Effective tax rate	16.5%	15.5%	15.1%	5.8%
As of April 25, 2026, we had $2.5 billion of unrecognized tax benefits, of which $1.7 billion, if recognized, would favorably impact the effective tax rate. We regularly engage in discussions and negotiations with tax authorities regarding tax matters in various jurisdictions. We believe it is reasonably possible that certain federal, foreign, and state tax matters may be concluded in the next 12 months. Specific positions that may be resolved include issues involving transfer pricing and various other matters.
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

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The following summarizes our revenue and gross margin by segment and the significant expenses by each segment (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Revenue:
Americas	$9,569	$8,380	$27,403	$24,834
EMEA	4,054	3,736	12,262	11,179
APJC	2,218	2,034	6,409	5,968
Total	$15,841	$14,149	$46,073	$41,981
Gross margin:
Americas	$6,100	$5,676	$17,917	$16,960
EMEA	2,892	2,659	8,787	7,931
APJC	1,466	1,367	4,247	4,016
Segment total	10,458	9,703	30,951	28,907
Unallocated corporate items	(378)	(425)	(1,154)	(1,397)
Total	$10,080	$9,278	$29,797	$27,510

Supplemental information about our significant expenses:
Americas:
Cost of sales — product	$2,864	$2,091	$7,629	$6,019
Cost of sales — services	606	612	1,857	1,854
Segment total	$3,470	$2,703	$9,486	$7,873
EMEA:
Cost of sales — product	$881	$790	$2,611	$2,392
Cost of sales — services	281	286	865	855
Segment total	$1,162	$1,076	$3,476	$3,247
APJC:
Cost of sales — product	$582	$481	$1,629	$1,407
Cost of sales — services	170	186	532	546
Segment total	$752	$667	$2,161	$1,953
Amounts may not sum due to rounding.
Revenue in the United States was $8.7 billion and $7.6 billion for the third quarter of fiscal 2026 and 2025, respectively, and $24.8 billion and $22.4 billion for the first nine months of fiscal 2026 and 2025, respectively.

CISCO SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(b)Revenue for Groups of Similar Products and Services
We design and sell Internet Protocol (IP)-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Revenue:
Networking	$8,815	$7,068	$24,877	$20,671
Security	2,008	2,013	6,006	6,142
Collaboration	1,024	1,031	3,133	3,112
Observability	269	261	820	796
Total Product	12,117	10,374	34,836	30,722
Services	3,724	3,775	11,237	11,259
Total	$15,841	$14,149	$46,073	$41,981
Amounts may not sum due to rounding.

20.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Net income	$3,373	$2,491	$9,408	$7,630
Weighted-average shares—basic	3,952	3,972	3,954	3,981
Effect of dilutive potential common shares	30	30	33	23
Weighted-average shares—diluted	3,982	4,002	3,987	4,004
Net income per share—basic	$0.85	$0.63	$2.38	$1.92
Net income per share—diluted	$0.85	$0.62	$2.36	$1.91
Antidilutive employee share-based awards, excluded	—	11	—	61

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	% Variance		April 25, 2026	April 26, 2025	% Variance
Revenue	$15,841	$14,149	12%		$46,073	$41,981	10%
Gross margin percentage	63.6%	65.6%	(2.0)	pts	64.7%	65.5%	(0.8)	pts
Research and development	$2,377	$2,335	2%		$7,132	$6,920	3%
Sales and marketing	$2,855	$2,724	5%		$8,607	$8,148	6%
General and administrative	$661	$739	(11)%		$2,082	$2,286	(9)%
Total research and development, sales and marketing, general and administrative	$5,893	$5,798	2%		$17,821	$17,354	3%
Total as a percentage of revenue	37.2%	41.0%	(3.8)	pts	38.7%	41.3%	(2.6)	pts
Operating income as a percentage of revenue	25.0%	22.6%	2.4	pts	24.1%	20.7%	3.4	pts
Income tax percentage	16.5%	15.5%	1.0	pts	15.1%	5.8%	9.3	pts
Net income	$3,373	$2,491	35%		$9,408	$7,630	23%
Net income as a percentage of revenue	21.3%	17.6%	3.7	pts	20.4%	18.2%	2.2	pts
Earnings per share—diluted	$0.85	$0.62	37%		$2.36	$1.91	24%
Percentages may not recalculate due to rounding.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
In the third quarter of fiscal 2026, we delivered strong revenue growth and profitability as we saw a continued positive demand environment. Total revenue increased by 12% compared with the third quarter of fiscal 2025. Within total revenue, product revenue increased by 17% and services revenue decreased by 1%. In the third quarter of fiscal 2026, total software revenue was $5.7 billion across all product areas and services, an increase of 1%. Total subscription revenue decreased 2%.
Total gross margin decreased by 2.0 percentage points. Product gross margin decreased by 2.5 percentage points, primarily driven by negative impacts from product mix and higher memory costs, partially offset by productivity improvements and lower amortization of purchased intangible assets. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 3.8 percentage points. Operating income as a percentage of revenue increased by 2.4 percentage points, primarily driven by revenue growth, partially offset by lower gross margin in the third quarter of fiscal 2026. Diluted earnings per share increased 37%, driven by revenue growth and operating margin improvement.
In terms of our geographic segments, revenue from the Americas increased by $1.2 billion, EMEA revenue increased by $0.3 billion and APJC revenue increased by $0.2 billion. From a customer market standpoint, we experienced product revenue growth across all of our customer markets.
From a product category perspective, the product revenue increase of 17% was driven by growth in Networking of 25%, particularly within our AI Infrastructure and Campus Networking solutions. We also saw product revenue growth in Observability of 3%. This growth was partially offset by a product revenue decline in Collaboration of 1%. Product revenue in Security was flat.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Total revenue increased 10%, with product revenue increasing 13% and services revenue was flat. Total gross margin decreased 0.8 percentage points, primarily driven by negative impacts from product mix and to a lesser extent pricing, partially offset by productivity improvements and lower amortization of purchased intangible assets. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 2.6 percentage points. Operating income as a percentage of revenue increased by 3.4 percentage points, primarily driven by higher revenue, lower restructuring and other charges and lower amortization of purchased intangible assets, partially offset by lower gross margin in the first nine months of fiscal 2026. Diluted earnings per share increased 24%, driven by revenue growth and operating margin improvement, partially offset by the income tax benefit of $720 million we had in the first nine months of fiscal 2025.
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
Other Key Financial Measures
The following is a summary of our other key financial measures for the third quarter of fiscal 2026 (in millions):

	April 25, 2026	July 26, 2025
Cash and cash equivalents and investments	$16,640	$16,110
Remaining performance obligations	$43,462	$43,533
Inventories	$4,708	$3,164
Total debt	$31,303	$28,093

	Nine Months Ended
	April 25, 2026	April 26, 2025
Cash provided by operating activities	$8,791	$9,959
Repurchases of common stock—stock repurchase program	$4,604	$4,743
Dividends paid	$4,894	$4,812

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
Our total provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers were $187 million and $459 million for the first nine months of fiscal 2026 and 2025, respectively. If there were to be a sudden and significant decrease in demand for our products, or a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, then we could be required to increase our inventory write-downs, and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability, could be adversely affected. We regularly evaluate our exposure for inventory write-downs and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain.”
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
In response to changes in industry and market conditions, we could be required to strategically realign our resources and consider restructuring, disposing of, or otherwise exiting businesses, which could result in an impairment of goodwill. There was no impairment of goodwill in each of the first nine months of fiscal 2026 and 2025.
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
Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 16.5% and 15.5% in the third quarter of fiscal 2026 and 2025, respectively and 15.1% and 5.8% in the first nine months of fiscal 2026 and 2025, respectively.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent
Revenue:
Product	$12,117	$10,374	$1,743	17%	$34,836	$30,722	$4,114	13%
Percentage of revenue	76.5%	73.3%			75.6%	73.2%
Services	3,724	3,775	(51)	(1)%	11,237	11,259	(22)	—%
Percentage of revenue	23.5%	26.7%			24.4%	26.8%
Total	$15,841	$14,149	$1,692	12%	$46,073	$41,981	$4,092	10%
Amounts may not sum and percentages may not recalculate due to rounding.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent
Revenue:
Americas	$9,569	$8,380	$1,189	14%	$27,403	$24,834	$2,569	10%
Percentage of revenue	60.4%	59.2%			59.5%	59.2%
EMEA	4,054	3,736	318	9%	12,262	11,179	1,083	10%
Percentage of revenue	25.6%	26.4%			26.6%	26.6%
APJC	2,218	2,034	184	9%	6,409	5,968	441	7%
Percentage of revenue	14.0%	14.4%			13.9%	14.2%
Total	$15,841	$14,149	$1,692	12%	$46,073	$41,981	$4,092	10%
Amounts may not sum and percentages may not recalculate due to rounding.
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Total revenue increased by 12%. Product revenue increased by 17% and services revenue decreased by 1%. Our total revenue reflected growth across each of our geographic segments.
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
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Total revenue increased by 10%. Product revenue increased by 13% and services revenue was flat. Our total revenue reflected growth across each of our geographic segments.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$7,375	$6,125	$1,250	20%	$20,731	$18,075	$2,656	15%
Percentage of product revenue	60.9%	59.1%			59.5%	58.8%
EMEA	3,101	2,805	296	11%	9,434	8,417	1,017	12%
Percentage of product revenue	25.6%	27.0%			27.1%	27.4%
APJC	1,640	1,444	196	14%	4,671	4,230	441	10%
Percentage of product revenue	13.5%	13.9%			13.4%	13.8%
Total	$12,117	$10,374	$1,743	17%	$34,836	$30,722	$4,114	13%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Product revenue in the Americas segment increased by 20%, with growth across each of our customer markets, led by the Service Provider and Cloud customer market which was largely driven by revenue from our AI Infrastructure solutions. From a country perspective, product revenue increased in the United States, Canada and Mexico by 22%, 9% and 32%, respectively, partially offset by a decline in Brazil of 10%.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Product revenue in the Americas segment increased by 15%, with growth across each of our customer markets, led by the Service Provider and Cloud customer market which was largely driven by revenue from our AI Infrastructure solutions. From a country perspective, product revenue increased in the United States, Canada and Mexico by 16%, 4%, and 31%, respectively, partially offset by a decline in Brazil of 13%.
EMEA
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Product revenue in the EMEA segment increased by 11%, with growth across each of our customer markets. From a country perspective, product revenue increased in the United Kingdom and Germany by 26% and 7%, respectively.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Product revenue in the EMEA segment increased by 12%, with growth across each of our customer markets. From a country perspective, product revenue increased in the United Kingdom and Germany by 24% and 11%, respectively.
APJC
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Product revenue in the APJC segment increased by 14%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, India, Australia and China by 12%, 22%, 19% and 42%, respectively.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Product revenue in the APJC segment increased by 10%, with growth across each of our customer markets. From a country perspective, product revenue increased in Japan, India, Australia and China by 17%, 8%, 2% and 17%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent
Product revenue
Networking	$8,815	$7,068	$1,747	25%	$24,877	$20,671	$4,206	20%
Security	2,008	2,013	(5)	—%	6,006	6,142	(136)	(2)%
Collaboration	1,024	1,031	(7)	(1)%	3,133	3,112	21	1%
Observability	269	261	8	3%	820	796	24	3%
Total	$12,117	$10,374	$1,743	17%	$34,836	$30,722	$4,114	13%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category increased by 25%, or $1.7 billion primarily driven by our AI Infrastructure and Campus Networking solutions. The increase was primarily driven by growth across the portfolio led by double digit revenue growth in Campus Switching, Data Center Switching, Wireless and Service Provider Routing.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Revenue from the Networking product category increased by 20%, or $4.2 billion. The increase was primarily driven by double digit revenue growth in Service Provider Routing, particularly within our AI Infrastructure solutions, Data Center Switching, Campus Switching, Wireless and Enterprise Routing.
Security
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
The Security product category consists of our Network Security, Identity and Access Management, SASE and Threat Intelligence, Detection, and Response offerings. Revenue in our Security product category was flat, primarily driven by declines in our prior generation products and Splunk offerings. We continued to see a change in how our customers consumed Splunk offerings, shifting from fewer on-premise deals to more cloud subscriptions. These declines were offset by growth in new and refreshed products.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Revenue from the Security product category decreased by 2%, or $136 million, primarily driven by Threat Intelligence, Detection, and Response offerings and our prior generation products, partially offset by growth in SASE offerings.
Collaboration
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category decreased by 1%, or $7 million, primarily driven by declines in Webex Suite offerings partially offset by growth in Collaboration Devices, Cloud Contact Center and CPaaS offerings.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Revenue from the Collaboration product category increased by 1%, or $21 million, primarily driven by revenue growth in our Collaboration Devices and CPaaS offerings, partially offset by declines in Webex Suite offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Observability
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
The Observability product category consists of our network assurance, monitoring and analytics and observability suite offerings. Revenue in our Observability product category increased by 3%, primarily due to growth in ThousandEyes, partially offset by a decline in Splunk offerings.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Revenue from Observability product category increased by 3%, or $24 million, primarily driven by growth in ThousandEyes, partially offset by a decline in Splunk offerings.

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$2,194	$2,254	$(60)	(3)%	$6,672	$6,759	$(87)	(1)%
Percentage of service revenue	58.9%	59.7%			59.4%	60.0%
EMEA	953	931	22	2%	2,829	2,762	67	2%
Percentage of service revenue	25.6%	24.7%			25.2%	24.5%
APJC	578	590	(12)	(2)%	1,738	1,738	—	—%
Percentage of service revenue	15.5%	15.6%			15.4%	15.5%
Total	$3,724	$3,775	$(51)	(1)%	$11,237	$11,259	$(22)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue decreased by 1% in the third quarter of fiscal 2026 compared with the third quarter of fiscal 2025, with the decline primarily driven by lower revenue from support services, partially offset by higher professional services. Services revenue declined in the Americas and APJC segments, partially offset by an increase in the EMEA segment for the third quarter of fiscal 2026.
Services revenue was flat in the first nine months of fiscal 2026 compared to the first nine months of fiscal 2025. Services revenue increased in the EMEA segment, offset by a decline in the Americas segment. Services revenue in the APJC segment was flat.

Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Gross margin:
Product	$7,504	$6,686	61.9%	64.4%	$22,084	$19,795	63.4%	64.4%
Services	2,576	2,592	69.2%	68.7%	7,713	7,715	68.6%	68.5%
Total	$10,080	$9,278	63.6%	65.6%	$29,797	$27,510	64.7%	65.5%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage for the third quarter and first nine months of fiscal 2026, as compared with the corresponding prior year periods:

	Product Gross Margin Percentage
	Three Months Ended	Nine Months Ended
Fiscal 2025	64.4%	64.4%
Productivity (1)	1.2%	1.7%
Product pricing	(0.1)%	(0.5)%
Mix of products sold	(4.4)%	(3.3)%
Amortization of purchased intangible assets	0.7%	1.0%
Others	0.1%	0.1%
Fiscal 2026	61.9%	63.4%
(1) Productivity includes overall manufacturing-related costs, such as component costs (including memory), warranty expense, provisions for inventory and the liability related to the purchase commitments with contract manufacturers and suppliers, freight, logistics, shipment volume, and other items not categorized elsewhere.
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Product gross margin decreased by 2.5 percentage points primarily driven by negative impacts from product mix and to a lesser extent, pricing, partially offset by productivity improvements. The negative impacts from product mix were primarily due to higher Networking revenue. Productivity benefits were adversely impacted by higher memory costs.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Product gross margin decreased by 1.0 percentage points primarily driven by negative impacts from product mix and pricing, partially offset by productivity improvements and lower amortization of purchased intangible assets. Productivity benefits were adversely impacted by higher memory costs.
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
U.S. Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that the tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”) were unauthorized. As a result of this ruling, we may be eligible for a refund of tariffs previously paid on imported goods. As the recoverability and timing of any such refund remains uncertain, we have not recorded a benefit for any potential refund and will not until such amounts are realizable. We will continue to monitor these developments and believe that any potential refund will not have a material impact on our business and Consolidated Financial Statements.
Services Gross Margin
Our services gross margin percentage increased by 0.5 percentage points in the third quarter of fiscal 2026 and increased by 0.1 percentage points in the first nine months of fiscal 2026. For each of the third quarter and first nine months of fiscal 2026, the increase in services gross margin was primarily due to cost efficiencies.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	AMOUNT		PERCENTAGE		AMOUNT		PERCENTAGE
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Gross margin:
Americas	$6,100	$5,676	63.7%	67.7%	$17,917	$16,960	65.4%	68.3%
EMEA	2,892	2,659	71.3%	71.2%	8,787	7,931	71.7%	70.9%
APJC	1,466	1,367	66.1%	67.2%	4,247	4,016	66.3%	67.3%
Segment total	10,458	9,703	66.0%	68.6%	30,951	28,907	67.2%	68.9%
Unallocated corporate items (1)	(378)	(425)			(1,154)	(1,397)
Total	$10,080	$9,278	63.6%	65.6%	$29,797	$27,510	64.7%	65.5%
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
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
We experienced a gross margin percentage decrease in our Americas segment due to negative impacts from product mix and to a lesser extent pricing, partially offset by positive impacts from productivity improvements.
Gross margin percentage in our EMEA segment increased slightly primarily due to productivity improvements and to a lesser extent pricing, partially offset by negative impacts from product mix.
The decrease in the APJC segment gross margin percentage was primarily due to product mix, pricing and negative impacts from productivity.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
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
Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Three Months Ended				Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent	April 25, 2026	April 26, 2025	Variance in Dollars	Variance in Percent
Research and development	$2,377	$2,335	$42	2%	$7,132	$6,920	$212	3%
Percentage of revenue	15.0%	16.5%			15.5%	16.5%
Sales and marketing	2,855	2,724	131	5%	8,607	8,148	459	6%
Percentage of revenue	18.0%	19.3%			18.7%	19.4%
General and administrative	661	739	(78)	(11)%	2,082	2,286	(204)	(9)%
Percentage of revenue	4.2%	5.2%			4.5%	5.4%
Total	$5,893	$5,798	$95	2%	$17,821	$17,354	$467	3%
Percentage of revenue	37.2%	41.0%			38.7%	41.3%

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

R&D Expenses
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
R&D expenses increased primarily due to higher discretionary spending and higher headcount-related expenses reflecting our investments in AI, partially offset by lower acquisition-related costs and lower contracted services spending.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
R&D expenses increased primarily due to higher share-based compensation expense, higher discretionary spending and higher headcount-related expenses reflecting our investments in AI, partially offset by lower acquisition-related costs and lower contracted services spending.
Sales and Marketing Expenses
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Sales and marketing expenses increased primarily due to higher headcount-related expenses and higher contracted services, partially offset by lower acquisition-related costs and lower discretionary spending.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher share-based compensation expense and higher contracted services spending, partially offset by lower acquisition-related costs.
G&A Expenses
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
G&A expenses decreased primarily due to lower headcount-related expenses, lower acquisition-related costs and lower discretionary spending.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
G&A expenses decreased primarily due to lower acquisition-related costs and lower headcount-related expenses, partially offset by higher discretionary spending.
Effect of Foreign Currency
In the third quarter of fiscal 2026, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $90 million, or 1.6%, compared with the third quarter of fiscal 2025.
In the first nine months of fiscal 2026, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $181 million, or 1.0%, compared with the first nine months of fiscal 2025.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Amortization of purchased intangible assets:
Cost of sales	$229	$269	$704	$934
Operating expenses	228	244	690	774
Total	$457	$513	$1,394	$1,708
For each of the third quarter and first nine months of fiscal 2026, the decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized and impairment charges of $19 million recognized in the first nine months of fiscal 2025. Impairment charges were as a result of declines in estimated fair value resulting from the reductions in or the elimination of expected future cash flows associated with certain technology intangible assets.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Restructuring and Other Charges
In the fourth quarter of fiscal 2026, we announced a restructuring plan to allow us to invest in key growth opportunities including silicon, optics, security and AI. We expect to recognize approximately $450 million in pre-tax charges in the fourth quarter of fiscal 2026. The total pre-tax charges are estimated to be up to $1 billion, with the plan expected to be substantially completed by the end of fiscal 2027. We expect to reinvest substantially all of the cost savings from this restructuring plan in our key growth opportunities. As a result, the overall cost savings from this restructuring plan are not expected to be material.
We initiated a restructuring plan in fiscal 2025 in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. In connection with this restructuring plan, we incurred cumulative charges of $926 million and substantially completed this plan in the second quarter of fiscal 2026.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

	Three Months Ended		Nine Months Ended
	April 25, 2026	April 26, 2025	April 25, 2026	April 26, 2025
Operating income	$3,960	$3,202	$11,104	$8,673
Operating income as a percentage of revenue	25.0%	22.6%	24.1%	20.7%
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
Operating income increased by 24%, and operating income as a percentage of revenue increased by 2.4 percentage points. These changes primarily resulted from revenue growth, partially offset by lower gross margin in the third quarter of fiscal 2026.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
Operating income increased by 28%, and operating income as a percentage of revenue increased by 3.4 percentage points. These changes primarily resulted from revenue growth, lower restructuring and other charges and lower amortization of purchased intangible assets in the first nine months of fiscal 2026.

Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Three Months Ended			Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	April 25, 2026	April 26, 2025	Variance in Dollars
Interest income	$214	$250	$(36)	$646	$774	$(128)
Interest expense	(377)	(403)	26	(1,097)	(1,225)	128
Interest income (expense), net	$(163)	$(153)	$(10)	$(451)	$(451)	$—
For the third quarter and first nine months of fiscal 2026, the decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average balance of debt outstanding and lower effective interest rate on commercial paper during the respective periods.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Three Months Ended			Nine Months Ended
	April 25, 2026	April 26, 2025	Variance in Dollars	April 25, 2026	April 26, 2025	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$—	$(30)	$30	$(8)	$(75)	$67
Marketable equity securities	26	(36)	62	23	9	14
Non-marketable equity securities	242	10	232	502	57	445
Net gains (losses) on investments	268	(56)	324	517	(9)	526
Other gains (losses), net	(26)	(46)	20	(94)	(112)	18
Other income (loss), net	$242	$(102)	$344	$423	$(121)	$544
For the third quarter of fiscal 2026, the change in our other income (loss), net was primarily driven by higher gains on our marketable and non-marketable equity securities. For the first nine months of fiscal 2026, the change in our other income (loss), net was primarily driven by higher gains on non-marketable equity securities and lower losses on our available-for-sale debt investments.
Provision for Income Taxes
Three Months Ended April 25, 2026 Compared with Three Months Ended April 26, 2025
The provision for income taxes resulted in an effective tax rate of 16.5% for the third quarter of fiscal 2026, compared with an effective tax rate of 15.5% for the third quarter of fiscal 2025. The increase in the effective tax rate was primarily due to a decrease in foreign derived intangible income deduction partially offset by an increase in research tax credit benefit.
Nine Months Ended April 25, 2026 Compared with Nine Months Ended April 26, 2025
The provision for income taxes resulted in an effective tax rate of 15.1% for the first nine months of fiscal 2026, compared with an effective tax rate of 5.8% for the first nine months of fiscal 2025. The increase in the effective tax rate was primarily due to a $720 million tax benefit related to the U.S. Tax Court opinion issued during the first quarter of fiscal 2025 regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cut and Job Act (our fiscal 2018).

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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Cash and cash equivalents	$7,083	$8,346	$(1,263)
Available-for-sale debt investments	9,180	7,381	1,799
Marketable equity securities	377	383	(6)
Total	$16,640	$16,110	$530
The net increase in cash and cash equivalents and investments in the first nine months of fiscal 2026 was primarily driven by net cash provided by operating activities of $8.8 billion, $4.9 billion net issuance of commercial paper, and the release to us of approximately $0.6 billion of restricted cash previously held in escrow. These sources of cash were partially offset by cash returned to stockholders in the form of cash dividends of $4.9 billion and repurchases of common stock of $4.6 billion, repayment of debt of $1.8 billion, shares repurchased for tax withholdings on vesting of restricted stock units of $1.4 billion and capital expenditures of $1.0 billion.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of April 25, 2026 and July 26, 2025, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

	Nine Months Ended
	April 25, 2026	April 26, 2025
Net cash provided by operating activities	$8,791	$9,959
Acquisition of property and equipment	(1,020)	(688)
Free cash flow	$7,771	$9,271
The net cash provided by operating activities in the first nine months of fiscal 2026 includes our final U.S. transition tax payment of $2.3 billion.
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM
Quarter Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	TOTAL
Fiscal 2026
April 25, 2026	$0.42	$1,660	16	$80.28	$1,252	$2,912
January 24, 2026	$0.41	$1,617	18	$76.29	$1,351	$2,968
October 25, 2025	$0.41	$1,617	29	$68.28	$2,001	$3,618

Fiscal 2025
July 26, 2025	$0.41	$1,625	19	$64.65	$1,252	$2,877
April 26, 2025	$0.41	$1,627	25	$59.78	$1,504	$3,131
January 25, 2025	$0.40	$1,593	21	$58.58	$1,236	$2,829
October 26, 2024	$0.40	$1,592	40	$49.56	$2,003	$3,595
On May 13, 2026, our Board of Directors declared a quarterly dividend of $0.42 per common share to be paid on July 22, 2026, to all stockholders of record as of the close of business on July 6, 2026. Future dividends will be subject to the approval of our Board of Directors.
As of April 25, 2026, the remaining authorized amount for stock repurchases under this program is approximately $9.6 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Accounts receivable, net	$6,480	$6,701	$(221)
Our accounts receivable net, as of April 25, 2026 decreased by approximately 3%, as compared with the end of fiscal 2025, primarily due to timing and amount of product and service billings in the third quarter of fiscal 2026 compared with the fourth quarter of fiscal 2025.
Inventory Supply Chain  The following table summarizes our inventories and balances with contract manufacturers and suppliers (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Inventories	$4,708	$3,164	$1,544
Inventory purchase commitments	$16,033	$7,599	$8,434
Inventory deposits and prepayments	$1,072	$825	$247

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Less than 1 year	$14,149	$7,202	$6,947
1 to 3 years	1,556	320	1,236
3 to 5 years	328	77	251
Total	$16,033	$7,599	$8,434
Inventory as of April 25, 2026 increased by 49% and inventory purchase commitments with contract manufacturers and suppliers increased by 111% from our balances at the end of fiscal 2025. The combined increase of 93% in our inventory and inventory purchase commitments as compared with the end of fiscal 2025 was primarily related to commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet the demand from hyperscalers and other customers. In the third quarter of fiscal 2026, we increased our purchase commitments with a certain supplier to help secure memory components. We expect our inventory balances may increase in future quarters as we work to fulfill this demand.
In recent periods, we have increased our levels of inventory and purchase commitments with contract manufacturers and suppliers primarily related to Cisco Silicon One. The increases during the first nine months of fiscal 2026 were primarily due to arrangements to secure supply and pricing for certain product components, including memory, and commitments with contract manufacturers to meet customer demand and help manage lead times. Our risks of future material excess and obsolete inventory and related losses are further outlined in the Result of Operations—Product Gross Margin section.
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
Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments are entered into directly with suppliers and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. In addition, certain of these inventory purchase commitments are related to long-term supply agreements for fixed quantities of certain memory components for which pricing is variable. A significant portion of our reported purchase commitments arising from these agreements are firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
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
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Loan receivables, net	$5,708	$5,591	$117
Lease receivables, net	870	936	(66)
Total, net	$6,578	$6,527	$51
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and advanced services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the underlying assets. Financing receivables increased by 1% as compared with the end of fiscal 2025.
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
The volume of channel partner financing was $21.7 billion and $18.1 billion for the first nine months of fiscal 2026 and 2025, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.3 billion as of April 25, 2026 and July 26, 2025, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of April 25, 2026, the total maximum potential future payments related to these guarantees was approximately $127 million, of which approximately $12 million was recorded as deferred revenue.
Borrowings
Senior Fixed-Rate Notes  The following table summarizes the principal amount of our senior fixed-rate notes (in millions):

	Maturity Date	April 25, 2026	July 26, 2025
Senior fixed-rate notes:
4.90%	February 26, 2026	$—	$1,000
2.95%	February 28, 2026	—	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.55%	February 24, 2028	1,000	1,000
4.85%	February 26, 2029	2,500	2,500
4.75%	February 24, 2030	1,000	1,000
4.95%	February 26, 2031	2,500	2,500
4.95%	February 24, 2032	1,000	1,000
5.05%	February 26, 2034	2,500	2,500
5.10%	February 24, 2035	1,250	1,250
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.50%	February 24, 2055	750	750
5.35%	February 26, 2064	1,000	1,000
Total		$23,000	$24,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of April 25, 2026.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $8.4 billion and $3.5 billion in commercial paper notes outstanding as of April 25, 2026 and July 26, 2025, respectively.
Credit Facility On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of April 25, 2026, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Product	$22,058	$21,572	$486
Services	21,404	21,961	(557)
Total	$43,462	$43,533	$(71)

Short-term RPO	$21,818	$21,723	$95
Long-term RPO	21,644	21,810	(166)
Total	$43,462	$43,533	$(71)
Total remaining performance obligations as of April 25, 2026 were flat compared to the end of fiscal 2025. Remaining performance obligations for product increased by 2% compared to the end of fiscal 2025, of which long-term product RPO was $11.7 billion, up 2%. Remaining performance obligations for services decreased 3%.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	April 25, 2026	July 26, 2025	Increase (Decrease)
Product	$13,461	$13,490	$(29)
Services	15,138	15,289	(151)
Total	$28,599	$28,779	$(180)
Reported as:
Current	$16,446	$16,416	$30
Noncurrent	12,153	12,363	(210)
Total	$28,599	$28,779	$(180)
Total deferred revenue decreased 1% compared to the end of fiscal 2025. Deferred product revenue was flat compared to the end of fiscal 2025. The decrease in deferred services revenue of 1% was driven by lower business volume and ongoing amortization of deferred services revenue.
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
Of the total carrying value of our non-marketable equity securities as of April 25, 2026, $0.9 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.6 billion related to non-marketable equity securities. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to non-marketable equity securities. See Note 10 to the Consolidated Financial Statements.
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
Available Information
We intend to announce material information to the public through our Investor Relations website at https://investor.cisco.com, SEC filings, press releases, public conference calls, and public webcasts, including those made available or broadcast on our Investor Relations website and through third-party websites, such as our LinkedIn page and YouTube channel. We use these channels, as well as social media (including certain X and LinkedIn accounts held and/or managed by us or our executive officers) and our blog, to communicate with our investors, customers, and the public about us, our products and services, and other matters. It is possible that the information we post on social media and our blog could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above, including the social media channels listed at the bottom of our Investor Relations website, and to review the information disclosed through such channels.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of April 25, 2026. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
Financing Receivables Our financing receivables had a carrying value of $6.6 billion and $6.5 billion as of April 25, 2026 and July 26, 2025. As of April 25, 2026, a hypothetical 50 basis points (“BPS”) increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of April 25, 2026, we had $23.0 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior fixed-rate notes was $22.9 billion, and the related fair value based on market prices was $23.3 billion. As of April 25, 2026, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.
At any time, a sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $377 million and $383 million as of April 25, 2026 and July 26, 2025, respectively.
Non-Marketable Equity Securities These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our non-marketable equity securities was $2.9 billion and $1.9 billion as of April 25, 2026 and July 26, 2025, respectively. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Our evaluation of non-marketable equity securities is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding as of the respective period-ends are summarized in U.S. dollar equivalents as follows (in millions):

	April 25, 2026		July 26, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$4,237	$(75)	$4,498	$(21)
Sold	$4,658	$79	$4,480	$22
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

Approximately 75% of our operating expenses are U.S.-dollar denominated. In the first nine months of fiscal 2026, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $181 million, or 1.0%, compared with the first nine months of fiscal 2025. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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
Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter of fiscal 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Challenging global economic conditions, including tariffs or other trade barriers or disruptions, rising inflation, or other changes, have from time to time contributed, and may continue to contribute, to slowdowns in the communications and networking industries at large, as well as in specific segments and markets in which we operate, resulting in: reduced demand for our products as a result of continued constraints on IT-related capital spending by our customers, particularly service provider and cloud as well as enterprise and other customer markets; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.

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
As a result of a variety of factors discussed in this report, our revenue for a particular quarter is difficult to predict, which can be exacerbated during periods when the global macroenvironment is challenging and can result in market uncertainty. Our revenue may grow at a slower rate than in past periods, or decline as it did in certain prior periods on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if the nonlinear sales pattern seen in some of our past quarters recurs in future periods. We have also experienced periods of time during which shipments have exceeded net bookings or manufacturing or other issues have delayed shipments, leading to nonlinearity in shipping patterns. In addition to making it difficult to predict revenue for a particular period, nonlinearity in shipping can increase costs, because irregular shipment patterns result in periods of underutilized capacity and periods in which overtime expenses may be incurred, as well as in potential additional inventory management-related costs. In addition, to the extent that manufacturing or other issues and any related component shortages result in delayed shipments in the future, and particularly in periods in which our contract manufacturers are operating at higher levels of capacity, it is possible that revenue for a quarter could be negatively impacted if such matters occur and are not remediated within the same quarter.
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
A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by public health emergencies, geopolitical tensions (including as a result of China-Taiwan relations or Middle East conflicts or wars, increasing tariffs or any other trade tensions or disruptions) or a significant natural disaster (including as a result of climate change); a significant increase in the price of one or more components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure by suppliers to deliver on our contracts; IT-related failure or disruption; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially harm our business, operating results, and financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market. In the event that we become committed to purchase components at prices in excess of the current market price when the components are actually used, our gross margins could decrease. In addition, vendors may be under pressure to allocate product to certain customers for business, regulatory or political reasons, and/or demand changes in agreed pricing as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could materially harm our business, results of operations, and financial condition.
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
Manufacturing capacity and component supply constraints, as we saw with memory in the first nine months of fiscal 2026, could be significant issues for us as they have been in certain prior periods. We have been and expect to continue to be adversely impacted by an increase in the cost of certain memory components which are currently constrained. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. In recent periods, we have increased our efforts in procuring components in order to meet customer expectations, such as we have done in past periods due to supply constraints, which in turn contributes to an increase in inventory and purchase commitments. For example, in fiscal 2025 and in the first nine months of fiscal 2026, we entered into additional purchase commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One, memory components and other products to meet demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2026. These past efforts and additional purchase commitments significantly increased our supply chain exposure, which resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. For example, on August 26, 2025, we settled a legal dispute with a supplier relating to purchase obligations arising under long-term supply arrangements, which resulted in a charge to product cost of sales in the fourth quarter of fiscal 2025. These supply chain exposures include potential material excess and obsolete or other charges if product demand significantly decreases for a sustained duration, we are unable to generate demand for certain products planned for development, or we are otherwise unable to mitigate these supply chain exposures. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 14 to the Consolidated Financial Statements.

We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins has declined in certain prior periods, including in the third quarter of fiscal 2026, and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including the mix of hardware and software sales (including mix of cloud-based and on-premise software sales)
•Increases in material, labor or other manufacturing-related costs (i.e., component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those that have impacted the market for components, including semiconductors (as we have seen in past periods) and memory (as we saw in the first nine months of fiscal 2026 and expect to continue seeing), and which costs have in the past and may continue to be exacerbated by inflation
•Introduction of new products, including products with price-performance advantages, and new business models (including continuing to increase the use of business models where revenue is recognized over multiple periods)
•Our ability to reduce production costs
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts
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
Sales to the service provider and cloud market have been characterized by large and sporadic purchases. Although service provider and cloud product orders increased in recent quarters, at various times in the past we have experienced significant weakness in product orders from the service provider and cloud market. Product orders from the service provider and cloud market could decline in the future and, as has been the case in the past, such weakness could persist over extended periods of time given fluctuating market conditions. Products in the service provider and cloud market could also face a high degree of customer concentration, with bespoke product designs and features that would be difficult to sell to alternate customers should the primary customer reduce its product orders with Cisco. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; and the extent to which service provider and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, operating results, and financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by slowdowns in the general economy, by overcapacity, by changes in the service provider and cloud market, by regulatory developments, and by constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. These conditions have negatively impacted our business and operating results in the past, and could materially harm our business and operating results in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers.
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
In recent years, we have shifted our business model to deliver more recurring software and subscription offerings. This shift in our business model was accelerated by recent acquisitions, including our acquisition of Splunk in the third quarter of fiscal 2024. Market acceptance of our software subscription offerings, which includes our as-a-service solutions, can be affected by a variety of factors, including: security, reliability, performance, terms of service, support terms, customer preference, community engagement, concerns regarding data privacy or data protection, and the enactment of laws or regulations in jurisdictions in which we operate. To generate sales growth for our software subscription offerings, we need to convince potential customers to purchase new licenses or subscriptions and generate timely renewals and additional purchases from existing customers. Any failure to do so could result in decreased revenue, reduced sales, increased churn or otherwise negatively impact our results of operations and financial condition. Further, growth of our software subscription offerings depends, in part, on the ability of customers to use and access these solutions. We have experienced, and may in the future experience, interruptions in service, storage failures, and other performance-related problems due to a variety of factors, such as infrastructure and software changes, human or software errors, capacity constraints, unauthorized access, denial of service or other cyber attacks, and our potential exposure to these problems is increasing as increasingly powerful AI capabilities emerge and are widely disseminated among threat actors. In some instances, we may not be able to timely identify the cause or causes of these performance problems and, even if timely identified, we may be unable to timely remediate the underlying cause. It may become increasingly difficult to maintain and improve our performance for our software subscription offerings, especially during peak usage times and as our solutions become more complex and our user traffic increases. Performance-related issues of our software subscription offerings may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts or for losses suffered by our customers.
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
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. From time to time we initiate restructuring plans. For example, we initiated a restructuring plan in the fourth quarter of fiscal 2026, for which we expect such plan to be substantially completed by the end fiscal 2027. Our business may not be more efficient or effective than prior to implementation of such plans. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could materially harm our business, operating results, and financial condition.
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
Our growth depends on market growth, our ability to enhance existing products, and our ability to introduce new products on a timely basis. We expect to continue developing new products and enhancing existing products through acquisitions of companies, product lines, technologies, and personnel. Acquisitions involve numerous risks, including:
•Difficulties or delays integrating the operations, including IT security, systems, technologies, products, and personnel of acquired companies, particularly companies with large global operations or complex products
•Diversion of management’s attention from day-to-day operations and the challenges of managing larger and more complex operations following acquisitions
•Difficulties completing projects related to acquired in-process research and development
•Challenges entering markets where we have limited experience and competitors have stronger positions
•Dependence on unfamiliar supply chains or smaller supply partners
•Insufficient revenue to offset acquisition-related costs
•The potential loss of key employees, customers, distributors, vendors and other business partners of the companies we acquire following and continuing after announcement of acquisition plans
Acquisitions have in the past and may in the future also cause us to:
•Issue common stock that would dilute our current stockholders’ percentage ownership
•Use significant cash resources, incur debt, or increase interest expense, leverage, and debt service obligations
•Assume liabilities, become subject to intellectual property or other litigation, and incur significant write-offs, restructuring charges, and related expenses
•Record goodwill and intangible assets subject to impairment testing, potential impairment charges, and amortization expense

•Incur tax expense related to the effect of acquisitions on our legal structure
Mergers and acquisitions of technology companies are inherently risky and subject to factors outside our control, and there can be no assurance that past or future acquisitions will be successful or will not materially harm our business, operating results, or financial condition. Failure to successfully manage and integrate acquisitions could materially harm our business and operating results. Prior acquisitions have produced mixed results, ranging from successful new products and technologies to failures to achieve expected benefits. Even where an acquired company has existing products, there can be no assurance that product enhancements will be completed on a timely basis or that pre-acquisition due diligence has identified all potential issues. In addition, mergers and acquisitions could affect our future effective tax rate. Risks associated with new product development also apply to acquisitions.
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
We maintain an investment portfolio of various holdings, types, and maturities. Our portfolio includes available-for-sale debt investments and equity investments, the values of which are subject to market price volatility. If such investments suffer market price declines, as we experienced with some of our investments in the past, we may recognize in earnings the decline in the fair value of our investments below their cost basis. Our non-marketable equity securities are subject to risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose our entire investment in these companies. For information regarding the market risks associated with the fair value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”
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
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing Russia-Ukraine war and Middle East conflicts and wars), and other events (such as economic sanctions, trade restrictions or disruptions and reactions of the governments, markets and the general public, including the sanctions and restrictions related to the ongoing Russia-Ukraine war or arising out of the current conflicts and wars in the Middle East) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, operating results, and financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially harmed.
There can be no assurance that our operating results and financial condition will not be negatively impacted by our incurrence of debt.
As of the end of the third quarter of fiscal 2026, we have senior unsecured notes outstanding in an aggregate principal amount of $23.0 billion that mature at specific dates from calendar year 2026 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $8.4 billion in commercial paper notes outstanding under this program as of April 25, 2026. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our operating results or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
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
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated, numerous, and difficult to predict and protect against. Furthermore, the rapid emergence, widespread dissemination, and maturation of AI capabilities has led to increases in the speed, scale, and effectiveness of cyber attacks or other attempts to gain unauthorized access. Such increases are expected to continue, further reducing the time to identify and mitigate threats. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by malicious actors (including criminals and activists) and by insider threats (including employees and contingent workers). Additionally, nation-state actors or their agents have in the past successfully attacked our solutions and IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict or other geopolitical tensions. Further, a cyber attack, vulnerability exploitation, or other incident could go undetected and persist in our solutions and IT environment, or those of our customers or third-party providers upon which we rely, for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential, private or otherwise sensitive information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or being lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly to implement and may not be successful. Breaches of security in our solutions or IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to direct or indirect liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, operating results, and financial condition.
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
The products and services (together, our “solutions”) we sell to customers, the third-party products and components that we integrate into our solutions and use in our operations, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, or other means), which have not been remedied or cannot be disclosed without compromising security. We make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop and test a remedy and the remedy may ultimately be insufficient to fully fix the issue or may be found to create other issues. Rapidly accelerating advances in AI technology are enabling threat actors, or autonomous systems, to identify and exploit vulnerabilities across both software and hardware with little or no delay between discovery and exploitation, including so-called “zero-minute” vulnerabilities, increasing the likelihood and speed of successful cyber attacks. These advances also show AI technology can rapidly chain otherwise low-severity, unrelated vulnerabilities into more severe combined exploits, complicating prioritization of security updates. As a result of these advances in AI technology, the time available to detect, assess and remediate vulnerabilities before exploitation has been significantly reduced or eliminated, increasing the risk of unauthorized access to, or compromise of, solutions we sell to customers, the third-party products and components that we integrate into our solutions and use in our operations, and the cloud-based services operated or enabled by us or by third parties upon which we rely. In addition, workarounds or other mitigation efforts with our solutions and in our and customer environments in certain instances have not been, and in the future may not be, available, sufficient, or timely to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if we are required to issue incomplete or preliminary mitigations as new threats rapidly emerge, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied (such as to install additional malware to further compromise customers’ systems), or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development or a changed deployment. Additionally, customers may also desire to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, decide not to upgrade to the latest versions of our solutions containing security updates or security enhancements, configure our solutions in insecure ways, or fail to sufficiently monitor activity on those solutions, they are left vulnerable. In addition, we rely on third-party providers of software (including open source) and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Further, any failure by us to timely implement, or by our customers to timely adopt, post-quantum cryptography in our solutions or IT systems as it becomes available could render existing cryptographic protections ineffective upon the emergence of viable quantum computing, exposing pre-quantum encrypted data and systems to compromise. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, failure of companies that we have acquired to have adequate organizational security practices, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner, deciding not to upgrade solutions, or configuring our solutions in insecure ways, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect and appropriately use data could result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Global privacy and data related laws and regulations, including cybersecurity laws, are evolving, extensive, and complex. Compliance with these laws and regulations is difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, use, sharing, access, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances are uncertain, and our legal obligations and customer requirements are subject to frequent changes. For example, the European Union’s (“EU”) General Data Protection Regulation (“GDPR”) and Data Act apply to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal and industrial data for both ourselves and our customers. Additionally, we are subject to the California Privacy Rights Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of data. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to the use of data and protecting data from unauthorized access, use, or other processing, could subject us to claims of liability, give rise to legal and/or regulatory action, damage our reputation, and/or otherwise negatively impact our business, any of which could materially harm our operating results and financial condition.
Our business, operating results, and financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in regulatory requirements applicable to the industries and sectors in which we operate, in the United States and in other countries, could materially affect our operations and the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase and use of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, sourcing, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, AI, privacy, cybersecurity, sovereignty, localization, operational resilience, environmental sustainability (including climate change), human rights, product certification, product and digital accessibility, country of origin, sourcing, national security, and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, operating results, and financial condition.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)None.
(b)None.
(c)Issuer Purchases of Equity Securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
January 25, 2026 to February 21, 2026	5	$79.66	5	$10,393
February 22, 2026 to March 21, 2026	5	$78.51	5	$10,019
March 22, 2026 to April 25, 2026	6	$82.44	6	$9,571
Total	16	$80.28	16
Amounts may not recalculate due to rounding.
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of April 25, 2026, the remaining authorized amount for stock repurchases under this program is approximately $9.6 billion with no termination date.
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
Rule 10b5-1 Trading Arrangements
On February 18, 2026, Charles H. Robbins, Cisco’s Chair and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Robbins’ trading plan provides for the sale of 494,027 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Robbins’ trading plan is scheduled to terminate on March 27, 2027, subject to early termination for certain specified events set forth therein.
On February 20, 2026, M. Victoria Wong, Cisco’s Senior Vice President and Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Ms. Wong’s trading plan provides for the sale of 21,150 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and shares from purchases made pursuant to Cisco's employee stock purchase plan, and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Ms. Wong’s trading plan is scheduled to terminate on March 27, 2027, subject to early termination for certain specified events set forth therein.
On March 17, 2026, Thimaya Subaiya, Cisco’s Executive Vice President, Operations, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Subaiya’s trading plan provides for the sale of 74,487 gross shares (with any shares underlying performance-based equity awards being calculated at target), plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Subaiya’s trading plan is scheduled to terminate on March 27, 2027, subject to early termination for certain specified events set forth therein.

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

Cisco Systems, Inc.

Date:	May 19, 2026	By	/S/ Mark Patterson
Mark Patterson Executive Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)