Form 10-K
period 2026-07-25
CISCO SYSTEMS, INC.
filed 2026-09-02
CIK 858877

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 25, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐ Yes    ☒ No
Aggregate market value of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on January 23, 2026 as reported by the Nasdaq Global Select Market on that date: $294.5 billion
Number of shares of the registrant’s common stock outstanding as of August 27, 2026: 3,942,586,873
____________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, to be held on December 15, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated.

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
General
Cisco designs and sells a broad range of technologies including hardware, software, and artificial intelligence (AI) powered digital infrastructure to power, help secure, and draw insights from the Internet. We are incorporating AI into our product portfolios across networking, security, collaboration and observability, as well as integrating our products more tightly together into a platform. We are simplifying how our technology is delivered, managed and optimized and helping customers maximize the business value of their technology investments.
We conduct our business globally and manage our business by geography. Our business is organized into the following three geographic segments: Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
Our products and technologies are grouped into the following categories: Networking, Security, Collaboration and Observability. In addition to our product offerings, we provide a broad range of services over the lifecycle of our products, including technical support services and professional services. Our customers include businesses of all sizes, public institutions, governments, and service providers, including hyperscalers. These customers often look to us as a strategic partner to help them use technology to differentiate themselves and drive positive business outcomes.
Cisco was incorporated in California in 1984 and reincorporated in Delaware in 2021. Our headquarters are in San Jose, California. The mailing address of our headquarters is 170 West Tasman Drive, San Jose, California 95134-1706, and our telephone number at that location is (408) 526-4000. Our website is www.cisco.com. Through a link on the Investor Relations section of our website, we make available the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (SEC) at sec.gov: our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All such filings are available free of charge. The information published on our website, or any other website referenced herein, is not incorporated into this report.
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

Strategy and Priorities
In today’s fast-paced world shaped by AI, businesses and organizations globally are deploying technology to pursue their strategic objectives, from accelerating growth to enhancing operational efficiency and fostering innovation. Our strategy is to securely connect everything to make those desired outcomes possible.
Our customers have three key priorities in this dynamic environment: i) to build modern infrastructure; ii) to protect against the cyber threats of today and tomorrow; and iii) to harness the power of AI and data. Cisco is at the forefront of this evolution, developing innovative solutions that leverage advanced AI to deliver more valuable outcomes for our customers.
Modern Infrastructure
As agentic AI and inference workloads fundamentally alter network traffic patterns, our customers are investing in resilient, adaptable infrastructure to quickly respond to market changes and the demands of their own customers. Now more than ever it is crucial for businesses to remain competitive while managing resource constraints. Our customers continue to focus on modernizing their infrastructure with a focus on speed, agility, productivity, innovation and energy efficiency.
Cybersecurity
With the rapid growth in AI, modern applications, hyper-distributed architecture and increasingly sophisticated cyberattacks, cybersecurity is a top priority for customers. Our differentiated security strategy is based on three pillars: moving from point solutions to a platform comprehensively integrated with the infrastructure; infusing security into the fabric of the network; and harnessing the depth and breadth of telemetry data to prevent, detect, and respond to sophisticated attacks at machine speed.
AI and Data
AI represents a generational shift in technology. The rise of AI agents is generating a huge increase in network traffic and driving the need for far greater network connectivity. We provide network infrastructure to power AI training and inference workloads for both hyperscalers and enterprises. We help to scale our customers’ network infrastructure with high-density routers and switches, improved network management, and high-performance optics. We are reinventing data center operations for our customers by simplifying the configuration, monitoring, and maintenance of fabrics, compute, networking and storage.
We can help give customers visibility across the network as well as across their security solutions, applications and business data. With this breadth and scale of data, we can help deliver differentiated insights and context to customers, which in turn drives more informed, proactive decision making and better business results.
These three customer priorities drive our innovation and technology, making them our priorities as well. To help deliver on them, we are bringing together the power of our portfolio, which we refer to as One Cisco, which provides three key outcomes to our customers: i) AI-ready data centers, ii) future-proofed workplaces, and iii) digital resilience.
AI-Ready Data Centers
Cisco is transforming data centers to power AI workloads anywhere. Whether customers need to modernize parts of their existing infrastructure or power new, massive AI workloads, we bring together the networking, silicon, compute, security and observability to power the performance, reliability and security of data centers. Our robust, flexible infrastructure is offered as individual building blocks or in pre-validated, full-stack systems for all workloads. Our high-performance systems are predominantly powered by Cisco Silicon One, a scalable and programmable architecture, covering all AI networking roles and capable of adapting to a wide range of use cases and network infrastructure designs. We fuse security into every layer to protect distributed workloads. We also deliver unified management across both traditional and AI workloads and provide tailored solutions and support through Cisco Services.
Future-Proofed Workplaces
Cisco helps deliver “future-proofed” workplaces, combining networking, security, smart spaces and collaboration to power how people work and serve their customers. This includes environments ranging from factory floors with plant workers and robots, to hospitals with healthcare workers, as well as to social workers and salespeople on the move. For secure campus and branch networking, we connect users and devices securely with a broad, scalable portfolio of solutions with embedded security, assurance and intelligence. No matter how people connect to the network, we have workforce protection that delivers frictionless zero-trust access and layered security, and we provide collaboration devices and software to enable effective collaboration to support productivity. Our smart spaces technology turns network devices into sensors for better intelligence and control of physical spaces, including lights and power. In addition, Cisco Services support customers with workplace planning and modernization.

Digital Resilience
Cisco is a leader in delivering digital resilience across customers’ data centers, workplaces and entire IT environments. By bringing together the power of the network with assurance, observability and security, we help our customers prevent issues and remediate them quickly when they occur. We also provide the visibility and insights our customers need to adapt to new opportunities. Our assurance capabilities, powered by ThousandEyes, are deeply embedded across the Cisco portfolio and help enable seamless connectivity and optimal digital experiences across cloud, Internet, and enterprise networks, for the delivery of applications and services. Our observability solution, Splunk combined with AppDynamics, monitors the entire enterprise to help prevent downtime and improve experiences across networks, infrastructures, and applications. Through our security operations capabilities we deliver threat prevention, detection, investigation, and response for organizations of any size and security maturity. Additionally, Cisco Services deliver AI-powered support and issue resolution and help customers shift from reactive break-fix to proactive and predictive operations for higher uptime and greater resilience.
Cisco enables enterprises and service providers to deliver highly secure connectivity from workplaces to data centers worldwide. Our strength lies in our decades of expertise in helping customers of all sizes and across all industries throughout their technology lifecycle, and in the way we embed and enable AI across our products and services. We deliver the foundational hardware, software and services that every other technology capability is built on, making Cisco the critical infrastructure for the AI era.
For a discussion of the risks associated with our Strategy and Priorities, see “Item 1A. Risk Factors,” including the risk factor entitled “We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our results of operations and market share may suffer.” For information regarding sales of our major products and services, see Note 18 to the Consolidated Financial Statements.
Products and Services
Our products and services are grouped into the following categories:
Networking
Our networking business is built on a foundation of industry-leading technologies, including switching, routing, wireless, and servers, offered through a comprehensive suite of both hardware and software solutions. This portfolio, which features integrated systems built on Cisco Silicon along with software licenses and software-as-a-service (SaaS) offerings, empowers customers to build, secure, automate, modernize, and transform their network infrastructure to meet the demands of a rapidly evolving digital landscape. The portfolio also includes Acacia Optics, whose high-speed coherent optical interconnect technologies enhance Cisco’s networking solutions by enabling scalable, energy-efficient, and simplified optical connectivity that supports the shift from chassis-based systems to pluggable coherent optics. A central pillar of our networking strategy is the convergence of our on-premises solutions with our cloud-managed offerings. By integrating these capabilities across our networking portfolio, we aim to deliver continuous value to our customers through enhanced flexibility, scalability, and operational efficiency. This unified approach positions us to address the diverse needs of businesses as they transition to hybrid and cloud-first environments.
Our switching portfolio encompasses campus switching as well as data center switching. Our switches offer enhanced security and reliability and are designed to scale efficiently as our customers grow. Our campus switching offerings provide the foundation for converged data, voice, video, and Internet of Things (IoT) services, while also supporting new requirements from the rise of AI agents in customer networks. Within campus switching, our Cisco 9000 family of switches includes hardware with embedded software, along with a Unified Networking Experience (UNX) software subscription. Cisco software provides automation, analytics and security features which can be centrally monitored, managed, and configured. Our Campus Switches can also be managed from the cloud through Cisco Cloud Control, offering a powerful combination of rich enterprise features with ease of management. Our switching portfolio includes next-generation Cisco Smart Switches — Cisco 9350, Cisco 9610, and the new Cisco 9550 — built on Silicon One, our single, unified, scalable networking silicon architecture. These switches are AI-ready with advanced telemetry and assurance capabilities, equipped with quantum-resistant security and post-quantum cryptography to protect against future threats.
Our data center switching offerings, led by the Nexus 9000 series, provide the foundation for mission-critical data centers, delivering high availability, scalability, and security across hybrid environments. Central to this portfolio is the integration of Cisco Silicon One architecture, establishing a unified silicon foundation that delivers high performance and energy efficiency. Under our Nexus One strategy, we deliver a unified on-premises and cloud-managed operational experience. This unification, enabled by common underlying hardware and a single, simplified business model, gives customers broad flexibility in how they deploy and manage their networks. Our Cisco N9300 Series Smart Switches offers intelligent networking silicon alongside embedded Data Processing Units (DPUs), representing our new vision for AI data center designs. Complex data processing tasks can be offloaded to the DPUs on the switch to improve both network architecture and security posture. We integrated these switches with Cisco Hypershield, our cloud-native and AI-powered solution for highly distributed security built into the fabric of the network, converging networking and security into a single offering. We also introduced our Cisco 800G optics, designed to support high-density switch ports to deliver scalable, high-performance networking optimized for AI workloads across data centers and edge environments.
Our service provider routing portfolio includes AI Infrastructure solutions for service provider customers, including our hyperscaler customers. We are focused on transforming connectivity to the Internet and the cloud environment by efficiently meeting the growing demand for low-latency and higher speeds. Our routed optical networking systems and our pluggable optic solutions allow us to transform the economics of building and operating networks for our service provider customers. Our Cisco 8000 series routers, which are based on Cisco Silicon One, provide broad capacity in high-density designs, allowing our customers to reduce operational footprints, lower carbon emissions, and transition to more efficient network architectures.
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
Our networking portfolio also extends to Industrial IoT, providing ruggedized switching and routing solutions designed to maintain connectivity and security in harsh, mission-critical industrial environments. These solutions help to ensure that operational technology (OT) is as secure and manageable as traditional IT infrastructure.
Security
Security is at the core of our business strategy, reflecting our commitment to address the evolving needs of organizations of every size across every industry. Our security portfolio spans Network Security, Identity and Access Management, Secure Access Service Edge (SASE), and Identity and Agentic Security solutions. We are dedicated to continuous innovation, with significant investments in cloud-based security, AI-driven threat detection, and end-to-end security architectures designed to help customers proactively safeguard their most critical assets. Our Extended Detection and Response (XDR) offering is a unified and highly effective solution to help prevent, detect, and respond to sophisticated cyber threats. Our SASE architecture delivers a seamless combination of network and security functionality through a single, cloud-native platform. Our security offerings also include Cisco Hypershield and AI Defense. Cisco Hypershield is our cloud-native and AI-powered solution for highly distributed security built into the fabric of the network, converging networking and security into a single offering. AI Defense leverages machine learning and advanced analytics to proactively identify, analyze, and neutralize cyber threats in real-time, thereby strengthening the security posture of digital networks and data. Our security strategy positions us well to capture growing market demand for comprehensive, scalable, and integrated security solutions.
Collaboration
Our Collaboration portfolio consists of our Webex Suite, Collaboration Devices, Contact Center and Communication Platform as a Service (CPaaS) offerings. These offerings consist of software, including perpetual licenses and subscription arrangements, as well as hardware. Our objective is to create more inclusive and engaging employee and customer experiences by providing technology that enables distributed teams to collaborate effortlessly. We offer end-to-end collaboration solutions that can be delivered on-premises, from the cloud, or within hybrid cloud environments. AI and machine learning capabilities are embedded across the Webex portfolio to help improve productivity. Our CPaaS offering is a cloud communications platform that integrates communication channels and existing back-end business systems to help enable the orchestration and automation of all customer and employee interactions.
Observability
Observability consists of our observability suite and network assurance offerings. Our unified observability offerings connect insights across AI agents, applications, infrastructure, networks and digital experience to help improve service resilience, which is especially important in the AI era with concerns around “tokenomics.” Splunk Observability correlates telemetry and business context across traditional cloud-native and AI environments to connect service health and customer experience issues to causes and business impact and enable timely action. Its agent observability capabilities add continuous evaluation and insight into AI agent behavior, quality, performance and cost. ThousandEyes, our network assurance offering, extends the system beyond customers’ owned environments, adding network assurance and intelligence across enterprise, Internet and cloud networks to show how connectivity affects application performance, digital experience, service quality and resilience.

Services
In addition to our product offerings, we provide a comprehensive portfolio of technical support and professional services designed to help customers enhance the business value of their technology investments. Central to our services strategy is Cisco IQ, a unified digital interface that serves as the primary delivery vehicle for Cisco Support and Professional Services. By integrating AI and automation, Cisco IQ equips customers with landscape clarity, proactive resilience, rapid resolution, and highly contextualized professional services.
Cisco Technical Support provides robust assistance including software support, hardware replacement, and accelerated issue resolution to ensure that our customers’ products and networks operate efficiently and remain highly available. These offerings are critical for helping customers protect their infrastructure investments, manage operational risk and minimize downtime for systems running mission-critical applications.
Complementing our support capabilities, our professional services portfolio encompasses planning, design, implementation and high-value consulting, aimed at aligning technology deployments with strategic business outcomes. We continually invest in the modernization of our services by embedding AI-driven insights into Cisco IQ and expanding our expertise beyond core networking to encompass security and analytics, ensuring our customers are well-positioned for resilient, forward-looking digital transformation.
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
Public Sector
Public Sector includes federal, state and local governments, as well as educational institution customers. Many public sector customers have unique IT, collaboration, and networking needs within a multi-vendor environment. We primarily sell to public sector customers through a network of third-party application and technology vendors and channel partners.
Service Provider and Cloud
Service Provider and Cloud includes regional, national, and international wireline carriers and hyperscalers, as well as Internet, cable, and wireless providers. We also include media, broadcast, and content providers within this customer market, as the lines in the telecommunications industry continue to blur between traditional network-based, content-based and application-based services. This customer market offers data, voice, video, and mobile/wireless services to businesses, governments, utilities, and consumers worldwide. Service provider and cloud businesses use a variety of our products and services for their own networks. In addition, many service providers use Cisco data center, virtualization, and collaboration technologies to offer managed or Internet-based services to their business customers. Compared with other customers, service providers are more likely to require network design, deployment, and support services because of the greater scale and higher complexity of their networks, whose requirements are addressed, we believe, by our architectural approach.
Sales Overview
As of the end of fiscal 2026, our worldwide sales and marketing functions consisted of approximately 25,400 employees, including managers, sales representatives, and technical support personnel. We sell our products and services both directly and indirectly through a variety of channels with support from our sales workforce. A substantial portion of our products and services is sold indirectly through channel partners, and the remainder is sold through direct sales. Channel partners include systems integrators, service providers, other third-party resellers, and distributors.
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
For information regarding risks relating to our international operations, see “Item 1A. Risk Factors,” including the risk factors entitled “Our results of operations may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment;” “Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations;” “Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our results of operations or financial condition;” “We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows;” and “Cyber attacks, data breaches or other incidents impacting our solutions and IT environment may disrupt our operations, harm our results of operations or financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, or in third-party products we use, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business,” among others.
Financing Arrangements
We provide financing arrangements for certain qualified customers to build, maintain, and upgrade their networks. Cisco Capital, our financing arm, helps customers acquire the technology they need to achieve their business objectives and stay competitive. Cisco Capital financing provides flexibility in acquiring hardware, software, services, and complementary third-party equipment. We believe customer financing is a competitive advantage in obtaining business and enabling sales, particularly for those customers involved in significant infrastructure projects. Our financing arrangements include loans, leases (sales-type, direct financing and operating) and channel financing arrangements.
Acquisitions, Investments, and Alliances
The markets in which we compete require a wide variety of technologies, products, and capabilities. We continue to evaluate opportunities to acquire and invest in businesses and technologies that complement and enable further investment in our key priority areas.
Acquisitions
We acquire companies in order to gain access to talent, technology, products and features, operational capabilities or new markets. The risks associated with acquisitions are more fully discussed in “Item 1A. Risk Factors,” including the risk factor entitled “We have made and expect to continue to make acquisitions that could disrupt our operations and harm our results of operations.”
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
We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. The inherent nature of networking requires interoperability. As such, we must cooperate and, at the same time, compete with many companies. Any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could materially harm our business, results of operations, and financial condition and accordingly affect our chances of success.
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
Many of our products are designed to include software or other intellectual property licensed from third parties. While it may be necessary in the future to seek or renew licenses relating to various aspects of our products, we believe, based upon past experience and standard industry practice, that such licenses generally could be obtained on commercially reasonable terms. Nonetheless, there can be no assurance that the necessary licenses would be available on acceptable terms, if at all. Our inability to obtain certain licenses or other rights or to obtain such licenses or rights on favorable terms, or the need to engage in litigation regarding these matters, could materially harm our business, results of operations, and financial condition. Moreover, inclusion in our products of software or other intellectual property licensed from third parties on a nonexclusive basis can limit our ability to protect our proprietary rights in our products.
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
A failure, or alleged failure, by us to comply with regulations or laws could materially harm our business, results of operations, or financial condition. For additional information about government regulation and laws applicable to our business, see “Item 1A. Risk Factors,” including the risk factor entitled “Our business, results of operations, or financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services” and Note 13 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”

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
Cisco is currently ranked #3 on the Fortune 100 Best Companies to Work For® 2026 in the United States. Fortune and Great Place to Work have published their United States rankings since 1998, and Cisco has been recognized on every annual list. In fiscal 2026, Cisco was recognized as a top three workplace in 24 countries by Great Place To Work®, including #1 wins in Costa Rica, Italy, Indonesia, Ireland, Malaysia, Peru, Singapore, and Taiwan.
As of July 25, 2026, we had approximately 82,400 employees and they are categorized as follows:
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
We offer mindfulness courses, employee assistance program offerings, and out-of-network provider benefits for substance abuse and mental health treatment, and more. In fiscal 2026, we continued to offer employees “A Day for Me,” which were paid days off that allowed for each individual to recharge and rest. We employ a hybrid work model in certain countries, giving our employees the flexibility to work offsite or at onsite Cisco locations.
Employee Development and Engagement
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
We believe that strong communication is key in our Conscious Culture. These communications include the Cisco Beat, which are regular all-hands meetings, and Cisco Check-Ins, which are ad-hoc meetings for important conversations. Employees also participate in our global Engagement Pulse Survey and the Real Deal Survey. These surveys allow our employees to provide confidential feedback on our culture, company strategy and trust in their direct leaders.

Information about our Executive Officers
The following table shows the name, age, and position as of August 31, 2026 of each of our executive officers:

Name	Age	Position with the Company
Charles H. Robbins	60	Chair and Chief Executive Officer
Mark Patterson	56	Executive Vice President and Chief Financial Officer
Jeetendra Patel	55	President, Chief Product Officer
Deborah L. Stahlkopf	56	Executive Vice President and Chief Legal Officer
Thimaya Subaiya	48	Executive Vice President, Operations
Oliver Tuszik	58	Executive Vice President, Global Sales and Chief Sales Officer
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
Mr. Tuszik joined Cisco in July 2013 and serves as our Executive Vice President of Global Sales and Chief Sales Officer since April 2025. Previously, Mr. Tuszik served as Cisco’s Senior Vice President, EMEA Sales from August 2023 to April 2025, as Senior Vice President, Global Partner and GM Routes to Market Sales from December 2020 to August 2023, as Senior Vice President, Worldwide Partner Organization from July 2018 to December 2020, and as Vice President, Country Leader Germany from July 2013 to July 2018. Prior to joining Cisco, Mr. Tuszik spent over 10 years at Computacenter AG & Co. oHG, most recently serving as Chief Executive Officer Germany.

Item 1A.	Risk Factors
Set forth below and elsewhere in this report and in other documents we file with the SEC are descriptions of the risks and uncertainties that could cause our actual results to differ materially from the results contemplated by the forward-looking statements contained in this report.
Risks Related to our Business and Industry
Our operations can be difficult to predict because our results of operations may fluctuate in future periods.
Our results of operations have been in the past, and will continue to be, subject to quarterly and annual fluctuations as a result of numerous factors, some of which may contribute to more pronounced fluctuations in an uncertain global economic environment. Consequently, our results of operations are not a reliable indicator of future results. These factors include:
•Customer patterns, such as fluctuating demand for our products and services, especially with respect to service providers and cloud customers; the timing, size, and mix of orders from customers; and changes in sales and implementation cycles for our products and reduced visibility into our customers’ spending plans and associated revenue
•Our ability to maintain appropriate inventory levels and purchase commitments and manage manufacturing and customer lead times
•Price and product competition in the communications and networking industries, which can change rapidly due to technological innovation and different business models from various geographic regions
•Industry trends such as consolidation among our competitors and our customers, and the introduction and market acceptance of new technologies, products and technology standards, and our success in these new and evolving markets and with emerging technologies, including AI
•Variations in sales channels, product costs, or mix of products sold (e.g., hardware and software sales, including mix of cloud-based and on-premise software sales)
•Fluctuations in our gross margins, and the factors that contribute to such fluctuations
•The ability of our direct sale customers, channel partners, contract manufacturers and suppliers to obtain financing, to fund capital expenditures, or withstand financial problems
•Actual events, circumstances, outcomes, and amounts differing from judgments, assumptions, and estimates used in determining the values of certain assets (including the amounts of related valuation allowances), liabilities, and other items reflected in our Consolidated Financial Statements
•How well we execute on our strategy and operating plans and the impact of changes in our business model that could result in significant restructuring charges
•Our ability to achieve targeted cost reductions and anticipated benefits from our investments
•Changes in tax laws or accounting rules, or interpretations thereof
Any of these factors, or others discussed in this report, could materially harm our business, results of operations, or financial condition.
Our results of operations may be negatively impacted by unfavorable economic and market conditions and the uncertain geopolitical environment.
The global macroeconomic environment can be challenging and uncertain. Challenging global economic conditions, including tariffs or other trade barriers or disruptions, rising inflation, or other changes, have contributed, and may continue to contribute, to slowdowns in the markets in which we operate, resulting in: reduced demand for our products due to constrained IT-related spending by customers, particularly service provider, cloud, enterprise and other customer markets; increased price competition for our products, not only from our competitors but also as a consequence of customers disposing of unutilized products; risk of excess and obsolete inventories; risk of supply constraints; risk of excess facilities and manufacturing capacity; and higher overhead costs as a percentage of revenue and higher interest expense.
Furthermore, the impact of uncertainty regarding global central bank monetary policy, the instability in the geopolitical environment in many parts of the world (including as a result of the ongoing Russia and Ukraine war, Middle East conflicts and wars, and China-Taiwan relations), government-related disruptions or shutdowns, and other disruptions may continue to put pressure on global economic conditions.
Economic conditions specific to one or more segments or customer markets may also affect our results of operations in those segments. If global economic and market conditions were to deteriorate, we may experience material harm to our business, results of operations, or financial condition.

Our revenue for a particular period is difficult to predict, and a shortfall in revenue may harm our results of operations.
Our quarterly revenue is difficult to predict, which can be exacerbated during challenging global macroenvironments and resulting market uncertainty. As in prior periods, we may experience a decline or slower revenue growth rate on a year-over-year basis. Our ability to meet financial expectations could also be negatively impacted if nonlinear sales or shipping patterns seen in prior quarters occur again in future periods. Nonlinear shipping patterns have occurred when shipments have exceeded net bookings or manufacturing or other issues have delayed shipments, making it difficult to predict revenue for a particular period. Furthermore, nonlinear or irregular shipping patterns can increase costs, due to resulting periods of underutilized capacity, overtime expenses, and potential additional inventory management-related costs. In addition, delayed shipments arising from manufacturing, component shortages, or any other issues, particularly in periods in which our contract manufacturers are operating at higher levels of capacity, could negatively impact revenue for a quarter if such matters occur and are not remediated within the same quarter.
The timing of large orders can also have a significant impact on our business and results of operations from quarter to quarter. From time to time, we receive large orders that have a significant effect on our results of operations in the period in which the order is recognized as revenue. The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may affect period to period changes in revenue. As a result, our results of operations could vary materially from quarter to quarter based on the receipt of such orders and their ultimate recognition as revenue. Additionally, longer than normal manufacturing lead times in the past have caused, and in the future could cause, some customers to place multiple orders within our various sales channels and to cancel the duplicative orders upon shipment or receipt of the product, or to also place orders with other vendors with shorter manufacturing lead times. Such multiple ordering (along with other factors) or risk of order cancellation may cause difficulty in predicting our revenue. Further, our efforts to improve manufacturing lead-time performance may result in more variability and less predictability in our revenue and results of operations. In addition, when managing component supply-related challenges, we have in the past, and may in the future, increase efforts in procuring components to meet customer expectations, which in turn contributes to an increase in inventory and purchase commitments. Product demand conditions for future periods can be difficult to predict or may persist longer than anticipated. Because we plan our operating expenses primarily based on forecasted revenue levels and these costs and the impact of long term commitments are relatively fixed in the short term, a revenue shortfall from short term business changes or otherwise, may prevent us from adjusting these fixed expenses quickly enough to meet financial expectations. Any of the above factors could materially harm our operations and financial results.
Supply chain issues, including financial problems of contract manufacturers or component suppliers, or a shortage of adequate component supply or manufacturing capacity that increase our costs or cause a delay in our ability to fulfill orders, could have an adverse impact on our business and results of operations, and our failure to estimate customer demand properly or significant purchase commitments made in anticipation of such demand may result in excess or obsolete component supply or other charges, which could negatively impact our gross margins.
The fact that we do not own or operate the bulk of our manufacturing facilities and that we are reliant on our extended supply chain could have an adverse impact on the supply of our products and on our business and results of operations. Financial problems of either contract manufacturers or component suppliers, reservation of manufacturing capacity at our contract manufacturers by other companies, and industry consolidation occurring within one or more component supplier markets, such as the semiconductor market, in each case, could either limit supply or increase costs.
A reduction or interruption in supply, including disruptions on our global supply chain, caused in part by geopolitical tensions; public health emergencies; significant natural disasters (including as a result of climate change); tariffs or other trade barriers or disruptions; a significant increase in the price of components (including as a result of inflation); a failure to adequately authorize procurement of inventory by our contract manufacturers; a failure by suppliers to deliver on our contracts; IT-related failure or disruption; a failure to appropriately cancel, reschedule, or adjust our requirements based on our business needs; or a decrease in demand for our products could materially harm our business, results of operations, or financial condition and could materially damage customer relationships. Furthermore, as a result of binding price or purchase commitments with suppliers, we may be obligated to purchase components at prices that are higher than those available in the current market or in quantities that exceed our actual requirements if customer demand is lower than anticipated, delayed or shifts to different products or technologies. If we are committed to purchase components at prices in excess of the current market price when the components are actually used, or in quantities in excess of our needs, our gross margins could decrease and we could incur excess or obsolete inventory, losses on purchase commitments or other charges. In addition, vendors may prioritize other customers for business, regulatory, or political reasons or demand price adjustments as a condition of supply. Although we have generally secured additional supply or taken other mitigation actions when significant disruptions have occurred, if similar situations occur in the future, they could materially harm our business, results of operations or financial condition.
Our growth and ability to meet customer demands depend in part on our ability to obtain timely component deliveries from our suppliers and contract manufacturers. We have experienced past component shortages, including those caused by manufacturing process issues, that have affected our operations, including extended lead times. Additionally, we may in the future experience a shortage of certain component parts as a result of our own manufacturing issues, manufacturing issues or capacity problems at our suppliers or contract manufacturers, including cost problems resulting from industry consolidation or otherwise, or strong demand for those parts. Growth in the economy is likely to create greater pressures on us and our suppliers to accurately project component demand and optimize component levels and manufacturing capacity, especially for labor-intensive components, components for which we purchase a substantial portion of the supply, or the re-ramping of manufacturing capacity for highly complex products. During periods of shortages or delays, including delays resulting from us not accurately forecasting our needs, component prices may increase, or components may not be available at all. For these or other reasons, we may not be able to secure enough components at reasonable prices or of acceptable quality to build new products in a timely manner in the quantities or configurations needed. Accordingly, our revenue and gross margins could suffer until other sources can be developed.
Although in many cases we use standard parts and components for our products, certain components are presently available only from limited or single sources, and a global economic downturn and related market uncertainty could negatively impact the availability of components from one or more of these sources, especially during times when there are supplier constraints based on labor and other actions taken during economic downturns. We may not be able to diversify sources in a timely manner, which could harm our ability to deliver products to customers and seriously impact present and future sales.
We believe future supply chain challenges may include: rapid growth in new markets in which we participate, which may make it difficult to quickly obtain significant component capacity; dependency on unfamiliar supply chains or relatively small supply partners for the companies and new technologies we acquire; and competition for certain components that are supply-constrained from existing competitors and companies in other markets.
Manufacturing capacity and supply constraints, such as the memory shortages experienced in fiscal 2026, remain significant risks, and we expect to continue to be adversely impacted by the rising costs of currently constrained memory components. We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, in order to improve manufacturing lead-time performance and to help ensure adequate component supply, we enter into agreements with contract manufacturers and suppliers that either allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. In recent periods, we have increased our efforts in procuring components to meet customer expectations, as we have historically done due to supply constraints, which has contributed to an increase in inventory and purchase commitments. For example, in fiscal 2025 and 2026, we entered into additional purchase commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One, memory components and other products to meet expected demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in fiscal 2027. We have also increased inventory deposits and prepayments with certain contract manufacturers and suppliers in connection with these arrangements. These past efforts and additional purchase commitments and prepayments significantly increased our supply chain exposure, which resulted in negative impacts to our product gross margin in recent periods and may result in further negative impacts in future periods. These supply chain exposures include potential material excess and obsolete inventory, losses on purchase commitments or other charges if product demand significantly decreases or is delayed for a sustained duration, we are unable to generate demand for certain products planned for development, customer requirements or technology architectures change or we are otherwise unable to mitigate these supply chain exposures. Product demand conditions for future periods can be difficult to predict, particularly in rapidly evolving sectors such as AI infrastructure. For additional information and a further discussion of impacts and risks related to our inventory commitments and our purchase commitments with contract manufacturers and suppliers, see “Results of Operations—Product Gross Margin—Supply Chain Impacts and Risks”, “Liquidity and Capital Resources—Inventory Supply Chain” and Note 13 to the Consolidated Financial Statements.
We expect gross margin to vary over time, and our level of product gross margin may not be sustainable.
Our level of product gross margins has declined in certain prior periods and could decline in future periods due to adverse impacts from various factors, including:
•Changes in customer, geographic, or product mix, including the mix of hardware and software sales (and the mix of cloud-based and on-premise software sales)
•Increases in material, labor or other manufacturing-related costs (i.e., component costs, broker fees, expedited freight and overtime) or higher supply chain logistics costs, any of which could be significant, especially during periods of supply constraints for certain costs, such as those that we have seen impact the market for components in prior periods, including semiconductors and memory (as we saw in fiscal 2026 and expect to continue seeing), and which costs have in the past and may continue to be exacerbated by inflation

•Introduction of new products, including products with price-performance advantages, and new business models (including continuing to increase the use of business models where revenue is recognized over multiple periods)
•Entry into new markets or growth in lower margin markets, including markets with different pricing and cost structures, through acquisitions or internal development
•Sales discounts, changes in distribution channels, or changes in shipment volume
•Excess inventory, inventory holding charges, and obsolescence charges
•The timing of revenue recognition and revenue deferrals or increased amortization of purchased intangible assets, especially from acquisitions
•Increased costs (including royalty or royalty costs and those caused by tariffs or economic conditions, including inflation), loss of cost savings or dilution of savings due to changes in component pricing or charges incurred due to inventory holding periods if parts ordering does not correctly anticipate product demand or if the financial health of either contract manufacturers or suppliers deteriorates
•Lower than expected benefits from value engineering and our ability to reduce production costs
•Increased price competition, including competitors from Asia, especially from China
•How well we execute on our strategy and operating plans
Changes in service gross margin may result from various factors such as changes in the mix between technical support services and professional services, as well as the timing of technical support service contract initiations and renewals, the addition of personnel and other related costs, and other resources to support higher levels of service business in future periods.
Sales to the service provider and cloud market, including sales of AI infrastructure solutions to large cloud and hyperscaler customers, are especially volatile and may be concentrated among a limited number of customers, and weakness in orders from this industry may harm our results of operations or financial condition.
Sales to the service provider and cloud market are often characterized by large and sporadic purchases. Our sales of AI infrastructure solutions to cloud and hyperscaler customers may similarly involve large and concentrated purchases, and demand may depend on a limited number of customers' capital spending levels, the timing and scale of AI infrastructure deployments, technology and network architecture decisions, and decisions regarding whether to purchase solutions from us or other vendors or develop certain technologies internally. These customers may delay, reduce or cancel planned deployments or purchases for a variety of reasons, including, among others, as a result of budgetary constraints, funding limitations or concerns and changes in anticipated demand for AI infrastructure, available capacity, technology requirements, competitive offerings or investment priorities. Although service provider and cloud product orders increased in recent quarters, in the past we have experienced significant weakness in product orders from the service provider and cloud market. These orders could decline in the future and, as has been the case in the past, such weakness could persist over extended periods given fluctuating market conditions. Products in the service provider and cloud market could also face a high degree of customer concentration, with bespoke product designs and features that would be difficult to sell to alternate customers should the primary customer reduce its product orders. As our business with large cloud and hyperscaler customers grows, changes in the timing or size of purchases by a limited number of customers could have a greater impact on our revenue, gross margins and results of operations from period to period. Sales activity in this industry depends upon the stage of completion of expanding network infrastructures; the availability of funding; the expected returns from investments in AI and other infrastructure; customer decisions regarding network architecture, silicon, optics and other technologies; and the extent to which service provider and cloud customers are affected by regulatory, economic, and business conditions in the country of operations. Weakness in orders from this industry, including as a result of any slowdown in capital expenditures by service providers (which may be more prevalent during a global economic downturn, or periods of economic, political or regulatory uncertainty), could materially harm our business, results of operations, or financial condition. Such slowdowns may continue or recur in future periods. Orders from this industry could decline for many reasons other than the competitiveness of our products and services within their respective markets. For example, in the past, many of our service provider and cloud customers have been negatively impacted by: slowdowns in the general economy; overcapacity; changes in the service provider and cloud market; regulatory developments; and constraints on capital availability, resulting in business failures and substantial reductions in spending and expansion plans. Changes in expectations regarding future demand for AI infrastructure or other network capacity could similarly result in reductions, delays or changes in customer investment plans. These conditions have negatively impacted our business and results of operations in the past, and could materially harm our business and results of operations in any future period. Finally, service provider and cloud customers typically have longer implementation cycles; require a broader range of services, including design services; demand that vendors take on a larger share of risks; may require customized products or significant commitments of supply or capacity; often require acceptance provisions, which can lead to a delay in revenue recognition; and expect financing from vendors. All these factors can add further risk to business conducted with service providers and cloud customers.
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
Historically, we have seen fluctuations in our gross margins based on changes in the balance of our distribution channels. There can be no assurance that future changes in the balance of our distribution model would not have an adverse effect on our gross margins and profitability. Some factors could result in disruption of or changes in our distribution model, which could harm our sales and margins, including the following: competition with some of our channel partners, including through our direct sales, which may lead these channel partners to use other suppliers that do not sell directly or compete with them; some of our channel partners may demand that we absorb a greater share of the risks that their customers may ask them to bear; some of our channel partners may have insufficient financial resources to withstand changes and challenges in business conditions; and revenue from indirect sales could suffer if our distributors’ financial condition or operations weaken. In addition, we depend on our channel partners globally to comply with applicable regulatory requirements. To the extent that they fail to do so, that could materially harm our business, results of operations, or financial condition. Further, sales of our products outside of agreed territories can result in disruption to our distribution channels.
The markets in which we compete are intensely competitive, which could negatively impact our achievement of revenue growth.
The markets in which we compete are characterized by rapid change, converging technologies, and a migration to networking and communications solutions that offer relative advantages, all of which are factors that pose competitive threats. We compete with numerous vendors across our product categories, and the number, identity, and composition of our competitors, including those providing niche product solutions, may change as we expand into newer products, technologies, and key priority areas. For example, as products related to network programmability, such as software-defined networking (SDN) products, have become more prevalent, we have faced increased competition from companies that develop networking products based on commoditized hardware, referred to as “white box” hardware. Similar dynamics apply in the markets supporting AI and cloud infrastructure, where customers select among competing network architectures before they select individual products. To the extent customers adopt architectures that are not designed to include the type of products and solutions we provide, our opportunities may be limited even if our products are superior. The competitors in these markets include semiconductor companies, systems providers, cloud providers and other technology companies in addition to traditional networking vendors. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. Providers of cloud-based services also compete with us directly in certain of our product categories. As we continue to expand globally, we may see new competition in different geographic regions. In particular, we have experienced price-focused competition from competitors in Asia, especially from China, and we anticipate this will continue. For information regarding our competitors, see the section entitled “Competition” contained in “Item 1. Business” of this report.
Some competitors compete across many of our product lines, while others focus in a specific product area. Barriers to entry are relatively low, and new ventures to create products that do or could compete with our products are regularly formed. In addition, some of our competitors may have greater resources, including technical and engineering resources, than we do. As we expand into new markets, we will face competition not only from our current competitors but also from other competitors, including established companies with strong technological, marketing, and sales positions in those markets. We also face competition from resellers and distributors of our products. Companies with which we have strategic alliances in some areas may be competitors in other areas, and this trend may increase and we may have to cooperate and at the same time compete with companies. For example, the enterprise data center is undergoing a fundamental transformation arising from the convergence of technologies, including computing, networking, storage, and software, that previously were segregated. Due to several factors, including the availability of highly scalable and general purpose microprocessors, application specific integrated circuits offering advanced services, standards based protocols, cloud computing and virtualization, the convergence of technologies within the enterprise data center is spanning multiple, previously independent, technology segments. Also, some of our current and potential competitors have made acquisitions, or announced strategic alliances, designed to position them to provide end-to-end technology solutions. As a result of these developments, we face greater competition in the development and sale of enterprise data center technologies, including competition from entities that are among our long-term strategic alliance partners. Companies that are strategic alliance partners in some areas of our business may acquire or form alliances with our competitors, thereby reducing their business with us. To remain competitive, we may be required to reduce prices, increase discounts or offer more favorable terms, and we may need to increase research and development and sales and marketing spending in response to competitive pressures, any of which could reduce our revenue and gross margins. If we do not compete successfully in the markets in which we participate, we could lose market share.
We also face competition from customers to which we license or supply technology and suppliers from which we transfer technology. Certain of our largest customers, including hyperscalers, have the technical and financial resources to design their own networking equipment, semiconductors and software, or to purchase directly from contract manufacturers, rather than purchase these technologies from us. The inherent nature of networking requires interoperability and any inability to effectively manage these complicated relationships with customers, suppliers, and strategic alliance partners could materially harm our business, results of operations, or financial condition and accordingly affect our chances of success.
Inventory management relating to our sales to our two-tier distribution channel is complex, and excess inventory may harm our gross margins.
We must manage inventory relating to sales of our distributors effectively, as inventory held by them could affect our results of operations. Distributors may increase orders during periods of product shortages, cancel orders if their inventory is too high, or delay orders in anticipation of new products. They also may adjust their orders in response to the supply of our products and competing products that are available to them, as well as seasonal fluctuations in end-user demand. Our distributors generally have business terms that allow them to return a portion of inventory, receive credits for changes in selling price, and participate in cooperative marketing programs. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence resulting from rapidly changing technologies and customer requirements. If we ultimately determine that we have excess inventory, we may reduce our prices and write down inventory, which could result in lower gross margins.
Issues related to the development and use of artificial intelligence (AI) could give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We incorporate AI technology in certain of our commercial offerings and in our business operations. Our research and development of AI technology remains ongoing. AI presents risks and challenges and may result in unintended consequences, including inadvertent disclosure or misuse of intellectual property, confidential, personal, and/or competitive information, that could affect our reputation, our further AI development or our and our customers’ adoption and use of this technology. Agentic AI systems, which operate with autonomous decision-making capabilities and access to multiple tools and data sources, may also introduce unique risks such as unauthorized actions, privilege escalation, and potential exploitation by malicious actors. AI algorithms and training methodologies may be flawed. Additionally, AI technologies are complex and rapidly evolving, and we face significant competition in the market and from other companies regarding such technologies. Leveraging AI to potentially improve our internal functions and operations also presents risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues and risks presented by its use, we may be unsuccessful in identifying or resolving issues and risks before they arise. The AI-related legal and regulatory landscape is complex and constantly evolving and therefore remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with this complex and evolving legal and regulatory landscape could entail significant compliance or other costs or limit our ability to incorporate certain AI capabilities into our offerings. Because of increased complexity and autonomy, the use of agentic AI increases the difficulty of monitoring and controlling AI behavior, potentially resulting in unintended actions that could cause legal, regulatory, or reputational harm. AI-related issues, deficiencies and/or failures could also give rise to legal and/or regulatory action (including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new and different applications of existing and new data protection, privacy, cybersecurity, intellectual property, and other laws and regulations); damage our reputation; or otherwise materially harm our business.
Our financial performance may be negatively impacted by demand for, and costs to deliver, our software subscription offerings; and interruptions or performance problems associated with these offerings, including interruptions or performance problems caused by third-party providers on which we rely, may negatively impact our business and financial results.
In recent years, we have shifted our business model to deliver more recurring software and subscription offerings. This shift in our business model was accelerated by acquisitions, including our acquisition of Splunk. Market acceptance of our software subscription offerings, which includes our as-a-service solutions, can be affected by a variety of factors, including: security, reliability, performance, terms of service, support terms, customer preference, community engagement, concerns regarding data privacy or data protection, and the enactment of laws or regulations in jurisdictions in which we operate. To generate sales growth for our software subscription offerings, we need to convince potential customers to purchase new licenses or subscriptions and generate timely renewals and additional purchases from existing customers. Any failure to do so could result in decreased revenue, reduced sales, increased churn or otherwise negatively impact our results of operations or financial condition. Further, growth of our software subscription offerings depends, in part, on the ability of customers to use and access these solutions. We have experienced, and may in the future experience, interruptions in service, storage failures, and other performance-related problems due to a variety of factors, such as infrastructure and software changes, human or software errors, capacity constraints, unauthorized access, denial of service or other cyber attacks, and our exposure to these risks is growing as increasingly powerful AI capabilities emerge and are widely disseminated among threat actors. In some instances, we may not be able to timely identify the cause or causes of these performance problems and, even if timely identified, we may be unable to timely remediate the underlying cause. It may become increasingly difficult to maintain and improve our performance for our software subscription offerings, especially during peak usage times and as our solutions become more complex and our user traffic increases. Performance-related issues with our software subscription offerings may result in increased operational costs, delays in new feature rollouts, customer loss, reputational damage, and legal or regulatory liability, including liability under customer contracts or for losses suffered by our customers.
To deliver our software subscription offerings, we have incurred and will continue to incur substantial costs to implement and maintain this business. We also make significant investments to increase or maintain capacity and to develop and implement new technologies in our infrastructure and operations, including those provided by third-party providers on which we rely. We may not be successful in developing or implementing these technologies. To the extent that costs associated with software subscription offerings were to significantly increase or we do not effectively scale our operations to meet the needs of our customers or to maintain performance as our customers expand their use of our solutions, we may not be able to grow this business as quickly as we anticipate, our customers may reduce or cancel use of our solutions, and our results of operations may be harmed. Additionally, we are also subject to the risk of performance-related problems or interruption of the services provided by third-party providers on which we rely, which could cause revenues to decline, damage to our reputation, legal liability exposure, and/or increased expenses, all of which could negatively impact our business, results of operations, or financial condition.
We depend upon the development of new products and services, and enhancements to existing products and services, and if we fail to predict and respond to emerging technological trends and customers’ changing needs, our results of operations and market share may suffer.
The markets for our products and services are characterized by rapidly changing technology, evolving industry standards, new product and service introductions, and evolving methods of building and operating networks. Our results of operations depend on our ability to develop and introduce new products and services into existing and emerging markets and reduce production costs of existing products. If customers do not purchase and/or renew our offerings our business could be harmed.
Developing new technologies, including more programmable, flexible and virtual networks, and technology related to other market transitions— such as AI, security, observability, and cloud— is complex and uncertain, and if we fail to deliver on our customers’ changing needs, including our hyperscaler and other customers’ performance, cost and power efficiency requirements, or accurately predict emerging technology trends our business could be harmed. We commit significant resources, including investments in strategic priorities such as silicon (Cisco Silicon One) and optics, including for AI infrastructure, to develop new products and services before knowing whether our investments will result in products and services the market will accept. In particular, if our model of the evolution of networking, security, or observability does not emerge as we believe it will, or these industries do not evolve as we believe they will, or if our strategy for addressing this evolution is not successful, many of our strategic initiatives and investments may be of no or limited value. For example, if we do not timely introduce products related to these markets, or if such products or offerings that ultimately succeed in these markets are based on technology, or an approach to technology, that differs from ours, our business could be harmed. In addition, our business could be negatively impacted if customers delay purchasing decisions to qualify or otherwise evaluate our new product offerings. We seek to offer our products and solutions in the manner in which customers wish to consume them and as a part of these efforts, we continue to make changes to our organizational structure and how we build and deliver our technology, including changes in our business models with customers. If our strategy for addressing evolving customer needs, or the architectures and solutions we develop do not meet those needs, or the changes we are making in our organizational structure and how we build and deliver our technology is incorrect or ineffective, our business could be harmed.
Furthermore, we may not execute successfully on our strategy because of challenges with regard to product planning and timing, technical hurdles that we fail to overcome in a timely fashion, including keeping pace with evolving semiconductor and optical design and manufacturing technologies, or a lack of appropriate resources. This could result in competitors, some of which may also be our strategic alliance partners, providing those solutions before we do and decreased market share, revenue, and earnings. In addition, the growth in demand for technology delivered as a service enables new competitors to enter the market. Additionally, there can be no assurance that we will successfully identify new product and services opportunities, develop and bring new products and services to market in a timely manner, or achieve market acceptance of our products and services or that products, services and technologies developed by others will not render our products, services or technologies obsolete or noncompetitive. The products and technologies in our other product categories and key priority areas may not prove to have the market success we anticipate, and we may not successfully identify and invest in other emerging or new products and services.
Changes in industry structure and market conditions could lead to charges related to discontinuances of certain of our products or businesses, asset impairments and workforce reductions or restructurings.
In response to changes in industry and market conditions, we may be required to strategically realign our resources and to consider restructuring, disposing of, or otherwise exiting businesses. Any resource realignment, or decision to limit investment in or dispose of or otherwise exit businesses, may result in the recording of special charges, such as inventory and technology-related write-offs, workforce reduction or restructuring costs, charges relating to consolidation of excess facilities, or claims from third parties who were resellers or users of discontinued products. Our estimates with respect to the useful life or ultimate recoverability of our carrying basis of assets, including purchased intangible assets, could change as a result of such assessments and decisions. Although in certain instances our supply agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed, our loss contingencies may include liabilities for contracts that we cannot cancel with contract manufacturers and suppliers. Further, our estimates relating to the liabilities for excess facilities are affected by changes in real estate market conditions. Additionally, we are required to perform goodwill impairment tests on an annual basis and between annual tests in certain circumstances, and future goodwill impairment tests may result in a charge to earnings. From time to time we initiate restructuring plans. For example, we initiated a restructuring plan in the fourth quarter of fiscal 2026, for which we expect such plan to be substantially completed by the end of fiscal 2027. Our business may not be more efficient or effective than prior to implementation of such plans. Our restructuring activities, including any related charges and the impact of the related headcount restructurings, could materially harm our business, results of operations, or financial condition.
Over the long term we intend to invest in engineering, sales, service and marketing activities, and in key priority areas, and these investments may achieve delayed, or lower than expected, benefits which could harm our results of operations.
While we intend to focus on managing our costs and expenses, over the long term, we also intend to invest in personnel and other resources related to our engineering, sales, service and marketing functions as we realign and dedicate resources on key priority areas, such as AI, cloud, and cybersecurity. We also intend to focus on maintaining leadership in core networking and services. We are likely to recognize the costs associated with these investments earlier than some of the anticipated benefits, and the return on these investments may be lower, or may develop more slowly, than we expect. If we do not achieve the benefits anticipated from these investments (including if our selection of areas for investment does not play out as we expect), or if the achievement of these benefits is delayed, our results of operations may be negatively impacted.
We have made and expect to continue to make acquisitions that could disrupt our operations and harm our results of operations.
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

•Assume liabilities, become subject to intellectual property or other litigation, and incur significant write-offs, restructuring charges, and related expenses
•Record goodwill and intangible assets subject to impairment testing, potential impairment charges, and amortization expense
•Incur tax expense related to the effect of acquisitions on our legal structure
Mergers and acquisitions of technology companies are inherently risky and subject to factors outside our control, and there can be no assurance that past or future acquisitions will be successful or will not materially harm our business, results of operations, or financial condition. Failure to successfully manage and integrate acquisitions could materially harm our business and results of operations. Prior acquisitions have produced mixed results, ranging from successful new products and technologies to failures to achieve expected benefits. Even where an acquired company has existing products, there can be no assurance that product enhancements will be completed on a timely basis or that pre-acquisition due diligence has identified all potential issues. In addition, mergers and acquisitions could affect our future effective tax rate. Risks associated with new product development also apply to acquisitions.
Entrance into new or developing markets exposes us to additional competition and will likely increase demands on our service and support operations.
As we pursue new market opportunities and key priority areas, including AI, cloud, and cybersecurity, we compete with companies of all sizes, some of which may have greater resources than we do. As customers complete infrastructure deployments, they may require greater levels of service, support, and financing, especially in emerging markets, and demand for these offerings may increase. We may not be able to provide products, services, support, or financing necessary to effectively compete for these markets. Expansion into other markets also subjects us to additional operational, legal, regulatory, and market risks, including adverse economic conditions and reduced customer spending. In addition, expanding our direct selling capabilities globally to meet changing customer demands subjects us to additional legal and regulatory requirements. If we are unable to manage these risks effectively, our business, results of operations, or financial condition could be harmed.
If we do not successfully manage our strategic alliances, we may not realize the expected benefits from such alliances, and we may experience increased competition or delays in product development.
We have strategic alliances with large and complex organizations and other companies to offer complementary products and services. These arrangements are generally limited to specific projects intended to facilitate product compatibility and the adoption of industry standards. We may not realize the expected benefits from these strategic alliances or joint ventures, and if successful, these relationships may also increase competition in certain business areas. Strategic alliances and joint ventures involve risks because we may compete with a company in some business areas while cooperating with that same company in others. In addition, if our strategic alliance partners or joint venture partners fail to perform or if these relationships do not develop as expected, we could experience delays in product development or other operational difficulties. Joint ventures can also be difficult to manage due to the potentially different interests of the parties involved.
Product quality problems could lead to reduced revenue, gross margins, and net income.
We produce highly complex hardware and software products that incorporate leading-edge technology. Software typically contains bugs or other quality or reliability issues that can unexpectedly disrupt the intended operations of the product or the systems in which it is installed. Our pre-release testing programs may not detect all isolated or systemic defects, either ones in individual products or ones that could affect numerous shipments, which might interfere with customer satisfaction, reduce sales opportunities, or affect gross margins. From time to time, we have had to replace components and remediate defects or bugs in shipped products. There can be no assurance that such remediation would be successful or, depending on the product involved, have a material impact. An inability to cure a product defect or bug could result in the failure of a product line, temporary or permanent withdrawal from a product or market, damage to our reputation, inventory costs, product reengineering expenses or legal liability, any of which could materially harm our revenue, margins, and net income.
For additional information and a further discussion of impacts and risks related to cybersecurity matters, see the risk factors under the “Item 1A. Risk Factors— Risk Related to Cybersecurity, Privacy, and Regulatory Requirements” heading.
Due to the global nature of our operations, political or economic changes or other factors in a specific country or region could harm our results of operations or financial condition.
We conduct significant sales and customer support operations in countries around the world. As such, our growth depends in part on our increasing sales into emerging countries. We also depend on non-U.S. operations of our contract manufacturers, component suppliers and distribution partners. Our business in emerging countries in the aggregate experienced a decline in orders in certain prior periods. We continue to assess the sustainability of any improvements in our business in these countries and there can be no assurance that our investments in these countries will be successful. Our future results could be negatively impacted by a variety of political, economic or other factors relating to our operations inside and outside the United States, any or all of which could materially harm our results of operations or financial condition, including the following:
•Challenging and uncertain global macroeconomic environments, central bank policies, currency exchange rates, and regional economic instability (including economic challenges in China and their resulting global ramifications)
•International tensions (including China-Taiwan relations), U.S. foreign relations impacting customer willingness to buy U.S. products or our ability to procure components, trade protection measures such as tariffs, and government disruptions or shutdowns
•Import/export restrictions, environmental regulations (including climate change laws), and adverse tax consequences (such as withholding taxes)
•Natural disasters, pandemics, political or social unrest
•Difficulties managing international operations
We are exposed to the credit risk of some of our customers and to credit exposures in weakened markets, which could result in material losses.
Most of our sales are on an open credit basis, and, in addition to varying payment terms globally, we provide financing and facilitation of leasing arrangements for our products, services, and related installation costs. Our exposure to credit risks relating to our financing activities may increase if our customers are negatively impacted by global economic downturn or uncertainty. There can be no assurance that programs we have in place to monitor and mitigate credit risks will be effective. In the past, there have been significant bankruptcies of customers on open credit or with financing arrangements that have caused financial losses. There can be no assurance that additional losses will not be incurred. Although these losses have not been material to date, future losses could materially harm our business, results of operations, or financial condition. Furthermore, if credit market turmoil restricts our customers’ ability to obtain financing, their ability to pay could be impaired, adversely affecting our business, results of operations, or financial condition.
We are exposed to fluctuations in the market values of our portfolio investments and in interest rates; impairment of our investments could harm our earnings.
We maintain an investment portfolio with various holdings, investment types, and maturities, including available-for-sale debt and equity investments, the values of which are subject to market volatility. If the market value of these investments declines, as has occurred in the past, we may be required to recognize impairment charges or other losses in our results of operations for the period. Our non-marketable equity securities are subject to the risk of loss of investment capital. These investments are inherently risky because the markets for the technologies or products under development by these companies are typically in the early stages and may never materialize. As a result, we could lose all or part of our investments in these companies. For information regarding market risks associated with the fair value of portfolio investments and interest rates, refer to the section titled “Quantitative and Qualitative Disclosures About Market Risk.”
We are exposed to fluctuations in currency exchange rates that could negatively impact our financial results and cash flows.
Because a significant portion of our business is conducted outside the United States, we are exposed to adverse movements in foreign currency exchange rates, including in emerging markets where currencies may be extremely volatile. A stronger U.S. dollar could increase the real cost of our products in markets outside the United States where we sell in dollars, while a weaker dollar could increase local operating expenses and the cost of components or raw materials purchased in foreign currencies. These exposures may change over time as our business practices evolve and could materially harm our financial results and cash flows.
Failure to retain and recruit key personnel would harm our ability to meet key objectives.
Our success depends in large part on our ability to attract and retain highly skilled technical, managerial, sales, and marketing personnel. Competition for qualified personnel is intense, especially in Silicon Valley and other major United States locations. Our stock incentive plan is designed to reward employees for their long-term contributions and provide incentives for them to remain with us. Volatility or lack of positive performance in our stock price or equity incentive awards, or changes to our overall compensation program, including our stock incentive program, resulting from the management of share dilution or share-based compensation expense, may negatively affect our ability to retain key employees. As a result of one or more of these factors, we may increase hiring in locations outside the United States, which could increase our exposure to geopolitical and foreign currency risks. The loss of key personnel, difficulty attracting or retaining qualified employees, or delays in hiring, particularly in engineering and sales roles, could impair our ability to meet key objectives, including timely and effective product introductions. In addition, companies in our industry whose employees accept positions with competitors sometimes assert claims related to alleged improper hiring practices. We have received such claims in the past and may receive additional claims in the future.

Adverse resolution of claims, litigation or governmental investigations may harm our results of operations or financial condition.
We are a party to a variety of claims, litigation and governmental investigations arising in the normal course of business. These matters may arise from a wide range of business activities and initiatives, including new product releases, significant business transactions, warranty or product claims, employment practices, and regulatory matters. Claims, litigation or governmental investigations can be costly, time-consuming, and disruptive to our business operations, and their outcomes are inherently difficult to predict. In addition, management’s assessment of these matters may change over time. An unfavorable resolution of claims, litigation or governmental investigations could materially harm our business, results of operations, or financial condition. For additional information regarding certain matters in which we are involved, see Note 13 to the Consolidated Financial Statements, subsection (f) “Legal Proceedings.”
Our results of operations may be negatively impacted and damage to our reputation may occur due to the production and sale of counterfeit versions of our products.
Our products are subject to efforts by third parties to manufacture and sell counterfeit versions. We work diligently with law enforcement authorities in various countries to prevent the manufacture and sale of counterfeit products, detect counterfeit products in customer networks, and pursue enforcement actions against counterfeiters and their distributors. Although these efforts have resulted in fines, imprisonment and restitution, there can be no guarantee that such efforts will succeed and, in certain cases, they may not be successful. Counterfeiters often target customers who may not otherwise purchase our products due to the lack of verified origin or service support associated with counterfeit products. To the extent counterfeit sales displace legitimate sales, our results of operations and reputation could be negatively impacted.
Changes in our provision for income taxes or adverse outcomes resulting from examination of our income tax returns could negatively impact our results.
Our provision for income taxes is subject to volatility and could be negatively impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; changes in the valuation of deferred tax assets and liabilities; changes to foreign-derived intangible income, global intangible low-tax income, base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; expiration of or lapses in tax incentives; transfer pricing adjustments, including those resulting from acquisitions or changes to our legal structure; tax effects of nondeductible compensation; tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is used in determining our provision for income taxes and evaluating tax positions. In certain countries, our income has benefited from reduced tax rates associated with employment and capital investment actions and commitments. If we do not meet the requirements for these reduced rates, our provision for income taxes could be adversely affected. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our results of operations and financial condition.
Our business and operations are especially subject to the risks of earthquakes, floods, and other natural catastrophic events (including as a result of global climate change).
Our corporate headquarters, including certain research and development operations, are located in Silicon Valley, a region known for seismic activity. Additionally, some of our facilities are located near rivers that have experienced flooding in the past. Certain of our customers, suppliers, and logistics centers are located in areas that have experienced or may experience earthquakes, tsunamis, flooding, wildfires, storms, drought, sea-level rise, changing precipitation patterns, or other weather-related events. These events have disrupted, or could in the future disrupt, the supply of components, the manufacture and delivery of products, and other business operations. Global climate change may increase the frequency or severity of certain natural disasters and related disruptions. Although to date we have not experienced a material event resulting from these types of natural disasters, future events could materially harm our business, results of operations, or financial condition.
Terrorism, war, and other events may harm our business, results of operations or financial condition.
The continued threat of terrorism and heightened security and military action in response thereto, or any other current or future acts of terrorism, war (such as the ongoing Russia-Ukraine war and Middle East conflicts and wars), and other events (such as economic sanctions, trade restrictions or disruptions and reactions of the governments, markets and the general public, including the sanctions and restrictions related to the ongoing Russia-Ukraine war or arising out of the current conflicts and wars in the Middle East) may cause further disruptions to the economies of the United States and other countries and create further uncertainties or could otherwise negatively impact our business, results of operations, or financial condition. Likewise, events such as loss of infrastructure and utilities services such as energy, transportation, or telecommunications could have similar negative impacts. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the manufacture or shipment of our products, our business, results of operations, or financial condition could be materially harmed.
There can be no assurance that our results of operations or financial condition will not be negatively impacted by our incurrence of debt.
As of the end of fiscal 2026, we have senior unsecured notes outstanding in an aggregate principal amount of $23.0 billion that mature at specific dates from calendar year 2026 through 2064. We have also established a commercial paper program under which we may issue short-term, unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $15.0 billion, and we had $6.7 billion in commercial paper notes outstanding under this program as of July 25, 2026. There can be no assurance that our incurrence of this debt or any future debt, including any additional debt to refinance maturing debt, will be a better means of providing liquidity to us than would our use of our existing cash resources. Further, we cannot be assured that our maintenance of this indebtedness or incurrence of future indebtedness will not negatively impact our results of operations or financial condition. In addition, changes by any rating agency to our credit rating can negatively impact the value and liquidity of both our debt and equity securities, as well as the terms upon which we may borrow under our commercial paper program or future debt issuances.
Our reputation and/or business could be negatively impacted by matters relating to environmental, social, and governance and/or our reporting of such matters.
We are subject to evolving and sometimes conflicting, laws, regulations, policies, and investor and other stakeholder expectations concerning environmental, social, and governance matters both in the United States and internationally. Any initiatives, goals, or commitments we disclose in this regard involve risks and uncertainties and could be difficult to achieve and costly to implement. For example, in September 2021, we announced our goal to achieve net zero across all scopes of greenhouse gas emissions by 2040, the achievement of which relies, in large part, on the accuracy of our estimates and assumptions around the energy consumption and efficiency of our products, the integration of clean energy into electric grids globally, and the procurement of certain products and services by our customers. We could fail to achieve, or be perceived to fail to achieve, our 2040 net zero goal or other initiatives, goals, or commitments. In addition, in a climate where there are changing and increasingly divergent views on where our focus should be on these matters, our initiatives, goals, or commitments, or any revisions to them, are often criticized and the accuracy, adequacy, or completeness of such disclosures challenged. Our actual or perceived failure to achieve our initiatives, goals, or commitments, or otherwise successfully manage investor or other stakeholder expectations on these matters, could negatively impact our reputation or otherwise harm our business.
Risks Related to Intellectual Property
Our proprietary rights may prove difficult to enforce.
We generally rely on patents, copyrights, trademarks, trade secrets, and other intellectual property laws to establish and maintain proprietary rights in our technology and products. Although we have been issued numerous patents and have pending patent applications, our patents and other proprietary rights may be challenged, invalidated, circumvented or found insufficient to provide competitive advantages. In addition, many key aspects of our technology are governed by industry-wide standards that are available to market participants generally. We also may not obtain patents from pending applications, and any issued patent claims may not be sufficiently broad to protect our technology. Furthermore, some U.S. governmental entities and courts have taken the position that U.S. copyright and patent protection should apply only to inventions and works of authorship created by humans. Therefore, U.S. copyright or patent protection for inventions or works developed in part or entirely using generative AI tools may be limited or unavailable. The laws of some foreign countries may not protect our proprietary rights to the same extent as U.S. law, and the outcome of enforcement actions in those jurisdictions may differ from those in the United States. Although we are not dependent on any individual patent or group of patents, if we are unable to adequately protect the proprietary rights to the totality of the features of our products and technologies, including features protected by means other than patents, we may be placed at a competitive disadvantage compared to competitors that do not incur the same costs and effort to develop innovative products that have enabled us to be successful.
We may be found to infringe on intellectual property rights of others.
Third parties, including customers, have asserted and may in the future assert claims or initiate litigation relating to patents, copyrights, trademarks, and other intellectual property rights covering technologies or standards relevant to our business. Such claims have increased over time due to our growth, developments in patent policy and practice, including at the United States Patent and Trademark Office, and increased intellectual property litigation activity, particularly in the United States. Because of the existence of a large number of patents in the information technology field, the secrecy of some pending patents, and the rapid rate of issuance of new patents, it is not economically practical or even possible to determine in advance whether a product or any of its components infringes or will infringe on the patent rights of others. The asserted claims and/or initiated litigation can include claims against us or our manufacturers, suppliers, or customers, alleging infringement of their proprietary rights with respect to our existing or future products or components of those products. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel, or require us to develop a non-infringing technology or enter into license agreements. Where claims are made by customers, resistance even to unmeritorious claims could damage customer relationships. There can be no assurance that licenses will be available on acceptable terms and conditions, if at all, or that our indemnification by our suppliers will be adequate to cover our costs if a claim were brought directly against us or our customers. Furthermore, because intellectual property litigation may involve significant and unpredictable damages or injunctive relief, claims may be settled for substantial amounts, even when arguably unmeritorious. Our exposure to risks associated with the use of intellectual property may increase as a result of acquisitions because we may have more limited visibility into the development processes or infringement risk management practices associated with acquired technologies. Further, third parties have in some cases asserted infringement and similar claims relating to acquired technologies that had not been asserted before the acquisition. Additionally, if we are found to infringe the intellectual property rights of others, are required to indemnify customers, are unable to develop non-infringing technologies, or cannot obtain necessary licenses on commercially reasonable terms, our business, results of operations, or financial condition could be materially harmed. For additional information regarding our indemnification obligations, see Note 13(e) to the Consolidated Financial Statements contained in this report.
We rely on the availability of third-party licenses.
Many of our commercial offerings include software or other intellectual property licensed from third parties. We may need to obtain or renew licenses relating to various aspects of these products in the future, and such licenses may not be available on acceptable terms, or at all. The inability to obtain or renew necessary licenses or other rights, the inability to obtain such licenses or rights on favorable terms, or the need to litigate these matters could materially harm our business, results of operations, or financial condition. Moreover, the inclusion in our commercial offerings of software or other intellectual property licensed from third parties on a nonexclusive basis could limit our ability to protect the proprietary rights associated with our products.
Risks Related to Cybersecurity, Privacy, and Regulatory Requirements
Cyber attacks, data breaches or other incidents impacting our solutions and IT environment may disrupt our operations, harm our results of operations or financial condition, and damage our reputation or otherwise materially harm our business; and cyber attacks, data breaches or other incidents on our customers’ or third-party providers’ networks, or in third-party products we use, could result in claims of liability against us, give rise to legal and/or regulatory action, damage our reputation or otherwise materially harm our business.
We experience cyber attacks and other attempts to gain unauthorized access on a regular basis to (i) our products and services (together, our “solutions”) and (ii) the servers, data centers, networks, systems, and cloud-based services operated or enabled by us, or by third parties upon which we rely, on or through which our and third-party data are stored, processed, or can be accessed (collectively, our “IT environment”). We anticipate continuing to be increasingly subject to such attempts as cyber attacks become more sophisticated, numerous, and difficult to predict and protect against. Furthermore, the rapid emergence, widespread dissemination, and maturation of AI capabilities have led to increases in the speed, scale, and effectiveness of cyber attacks or other attempts to gain unauthorized access. Such increases are expected to continue, further reducing the time to identify and mitigate threats. Despite our active implementation of security and other measures, our solutions and IT environment have been, and continue to be, vulnerable to cyber attacks, incidents, data breaches, malware, inadvertent error, disruptions, failures, physical security breaches, tampering or other theft or misuse, including by malicious actors (including criminals and activists) and by insider threats (including employees and contingent workers). Additionally, nation-state actors or their agents have in the past successfully attacked our solutions and IT environment and have also exploited vulnerabilities in our solutions to carry out attacks, and we anticipate that these attacks and the exploitation of vulnerabilities in our solutions will continue and may intensify during periods of diplomatic or armed conflict or other geopolitical tensions. Further, a cyber attack, vulnerability exploitation, or other incident could go undetected and persist in our solutions and IT environment, or those of our customers or third-party providers upon which we rely, for extended periods. Cyber-related events have caused, and in the future could result in, compromise to, or the disruption of access to, the operation of our solutions and IT environment or those of our customers or third-party providers upon which we rely, or result in confidential, private or otherwise sensitive information stored on our systems or our customers’ or other third-party systems being improperly accessed, processed, disclosed now (or in the future), or being lost or stolen. Efforts to limit the ability of malicious actors to disrupt the operations of the Internet or undermine our security efforts are costly and may not be successful. Breaches of security in our solutions or IT environment, our customers’ or third-party providers’ networks, or in third-party products we use, regardless of whether the breach is attributable to a vulnerability in our solutions, a failure by us to timely mitigate or apply a security fix for products we use that are found vulnerable, or a failure to maintain the digital security infrastructure or security tools that protect the integrity of our solutions and IT environment, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation or otherwise materially harm our business. The occurrence of a cyber attack, data breach or other incident could subject us to direct or indirect liability to our customers, data subjects, suppliers, business partners, employees, and others, give rise to legal and/or regulatory action, could damage our reputation or could otherwise negatively impact our business, any of which could materially harm our business, results of operations, or financial condition.
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
The solutions we sell to customers, the third-party products and components that we integrate into our solutions and use in our operations, and the cloud-based services operated or enabled by us, or by third parties upon which we rely, inevitably contain vulnerabilities or security defects (despite our efforts to prevent and detect them through secure development lifecycle practices, testing, or other means), which have not been remedied or cannot be disclosed without compromising security. We make prioritization decisions in determining which vulnerabilities or security defects to fix and the timing of these fixes. Even when we prioritize a vulnerability or security defect, in certain instances it has taken, and in the future could take, time for us to develop and test a remedy and the remedy may ultimately be insufficient to fully fix the issue or may be found to create other issues. Rapidly accelerating advances in AI technology are enabling threat actors, or autonomous systems, to identify and exploit vulnerabilities across both software and hardware with little or no delay between discovery and exploitation, including so-called “zero-minute” vulnerabilities, increasing the likelihood and speed of successful cyber attacks. These advances also show AI technology can rapidly chain otherwise low-severity, unrelated vulnerabilities into more severe combined exploits, complicating prioritization of security updates. As a result of these advances in AI technology, the time available to detect, assess and remediate vulnerabilities before exploitation has been significantly reduced or eliminated, increasing the risk of unauthorized access to, or compromise of, solutions we sell to customers, the third-party products and components that we integrate into our solutions and use in our operations, and the cloud-based services operated or enabled by us or by third parties upon which we rely. In addition, workarounds or other mitigation efforts with our solutions and in our and customer environments in certain instances have not been, and in the future may not be, available, sufficient, or timely to protect customers prior to a security update being made available. Vulnerabilities can persist even after we have issued security updates if we have not identified and addressed the root cause of a particular vulnerability, if we are required to issue incomplete or preliminary mitigations as new threats rapidly emerge, if customers have not installed the most recent updates, if the attackers exploited the vulnerabilities before a security update is applied (such as to install additional malware to further compromise customers’ systems), or if a previously patched vulnerability is inadvertently reintroduced due to a security regression during future development or a changed deployment. Additionally, customers may also desire to test security updates before they can be deployed which can delay implementation. When customers do not deploy security updates in a timely manner, use solutions that are end of life and no longer receive security updates, decide not to upgrade to the latest versions of our solutions containing security updates or security enhancements, configure our solutions in insecure ways, or fail to sufficiently monitor activity on those solutions, they are left vulnerable. In addition, we rely on third-party providers of software (including open source) and cloud-based services on which our and third-party data is stored or processed, and we cannot control the timing at which third-party providers remedy vulnerabilities, which could leave us vulnerable. Further, any failure by us to timely implement, or by our customers to timely adopt, post-quantum cryptography in our solutions or IT systems as it becomes available could render existing cryptographic protections ineffective upon the emergence of viable quantum computing, exposing pre-quantum encrypted data and systems to compromise. Failure to comply with internal security policies and standards, including secure development lifecycle practices, failure to prevent or promptly mitigate vulnerabilities and security defects, failure of companies that we have acquired to have adequate organizational security practices, prioritization errors in remedying vulnerabilities or security defects, failure of third-party providers to remedy vulnerabilities or security defects, or customers not deploying security updates in a timely manner, deciding not to upgrade solutions, or configuring our solutions in insecure ways, could, in each case, result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Our actual or perceived failure to adequately protect and appropriately use data could result in claims of legal and/or regulatory action against us, damage our reputation, or otherwise materially harm our business.
Global privacy, data, and cybersecurity laws are extensive, complex, and constantly evolving, making compliance both difficult and costly. In addition, evolving legal requirements restricting or controlling the collection, processing, use, sharing, access, or cross-border transmission of data, including regulation of cloud-based services, could materially affect our customers’ ability to use, and our ability to sell, our products and services. The interpretation and application of these laws in some instances are uncertain, and our legal obligations and customer requirements are subject to frequent changes. For example, the European

Union’s (“EU”) General Data Protection Regulation (“GDPR”) and Data Act apply to our activities conducted from an establishment in the EU or related to products and services offered in the EU and imposes a range of compliance obligations regarding the handling of personal and industrial data for both ourselves and our customers. Additionally, we are subject to the California Privacy Rights Act, Singapore’s Personal Data Protection Act, and other laws, regulations, and obligations around the world that govern the handling of data and cybersecurity. Our actual or perceived failure to comply with applicable laws and regulations or other obligations relating to the use of data and protecting data from unauthorized access, use, or other processing, could subject us to claims of liability, give rise to legal and/or regulatory action, damage our reputation, and/ or otherwise negatively impact our business, any of which could materially harm our results of operations or financial condition.
Our business, results of operations, or financial condition could be materially harmed by evolving regulatory uncertainty or obligations applicable to our products and services.
Changes in global regulatory requirements applicable to the industries and sectors in which we operate could materially affect our operations and the sales and use of our products and services. In particular, economic sanctions and changes to export and import control requirements have impacted and may continue to impact our ability to sell and support our products and services in certain jurisdictions. In addition, changes in telecommunications regulations could impact our service provider customers’ purchase and use of our products and services, and they could also impact sales of our own regulated offerings. Government and other customers’ procurement policies, priorities, technology initiatives and/or other obligations often give rise to evolving privacy, cybersecurity, operational resilience, data governance, sourcing, or other requirements; the failure or delay in meeting and maintaining compliance with such requirements could negatively impact our business, including by limiting our ability to sell products and services, directly or indirectly, to public sector, critical infrastructure, and other customers. Additional areas of uncertainty that could impact sales of our products and services include laws, regulations, or customer procurement requirements related to encryption technology, data, AI, privacy, cybersecurity, sovereignty, localization, operational resilience, environmental sustainability (including climate change), human rights, product certification, product and digital accessibility, country of origin, sourcing, national security, and other security controls applicable to our offerings and supply chain. Changes in regulatory requirements or our actual or perceived failure to comply (or to enable our customers to comply when using our offerings) with applicable laws, regulations, or other obligations could materially harm our business, results of operations, or financial condition.
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
As of the date of this Annual Report on Form 10-K, we do not believe our business, results of operations, or financial condition have been materially affected by cybersecurity risks, including as a result of previously identified cybersecurity incidents. For more information on our cybersecurity related risks, see “Item 1A. Risk Factors” of this Annual Report on Form 10-K.

Item 2.	Properties
Our corporate headquarters are located in San Jose, California, in the United States of America. The locations of our headquarters by geographic segment are as follows:

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
For a description of pending legal proceedings in which we are involved, see Note 13 “Commitments and Contingencies - (f) Legal Proceedings” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
(a)Cisco common stock is traded on the Nasdaq Global Select Market under the symbol CSCO. There were 29,241 registered stockholders as of August 27, 2026.
(b)None.
(c)Issuer purchases of equity securities (in millions, except per-share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
April 26, 2026 to May 23, 2026	4	$100.11	4	$9,167
May 24, 2026 to June 20, 2026	3	$121.43	3	$8,803
June 21, 2026 to July 25, 2026	6	$114.08	6	$8,068
Total	13	$111.53	13
Amounts may not recalculate due to rounding.
On September 13, 2001, we announced that our Board of Directors had authorized a stock repurchase program. As of July 25, 2026, the remaining authorized amount for stock repurchases under this program is approximately $8.1 billion with no termination date.
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

	July 2021	July 2022	July 2023	July 2024	July 2025	July 2026
Cisco Systems, Inc.	$100.00	$84.33	$99.97	$94.85	$139.84	$237.22
S&P 500	$100.00	$95.36	$107.61	$130.12	$154.32	$181.19
S&P Information Technology	$100.00	$94.49	$119.70	$159.91	$199.00	$253.20

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
OVERVIEW
Cisco designs and sells a broad range of technologies including hardware, software, and artificial intelligence (AI) powered digital infrastructure to power, help secure, and draw insights from the Internet. We are incorporating AI into our product portfolios across networking, security, collaboration and observability, as well as integrating our products more tightly together into a platform. We are simplifying how our technology is delivered, managed and optimized and helping customers maximize the business value of their technology investments.
A summary of our results is as follows (in millions, except percentages and per-share amounts):

	Three Months Ended				Years Ended
	July 25, 2026	July 26, 2025	Variance		July 25, 2026	July 26, 2025	Variance
Revenue	$17,252	$14,673	18%		$63,325	$56,654	12%
Gross margin percentage	64.1%	63.2%	0.9	pts	64.5%	64.9%	(0.4)	pts
Research and development	$2,431	$2,380	2%		$9,563	$9,300	3%
Sales and marketing	$2,952	$2,818	5%		$11,559	$10,966	5%
General and administrative	$679	$706	(4)%		$2,761	$2,992	(8)%
Total R&D, sales and marketing, general and administrative	$6,062	$5,904	3%		$23,883	$23,258	3%
Total as a percentage of revenue	35.1%	40.2%	(5.1)	pts	37.7%	41.1%	(3.4)	pts
Restructuring and other charges included in operating expenses	$511	$35	NM		$693	$744	(7)%
Operating income as a percentage of revenue	24.7%	21.0%	3.7	pts	24.3%	20.8%	3.5	pts
Income tax percentage	21.8%	15.0%	6.8	pts	17.1%	8.3%	8.8	pts
Net income	$3,859	$2,550	51%		$13,267	$10,180	30%
Net income as a percentage of revenue	22.4%	17.4%	5.0	pts	21.0%	18.0%	3.0	pts
Earnings per share—diluted	$0.97	$0.64	52%		$3.33	$2.55	31%
Percentages may not recalculate due to rounding.
NM — Not meaningful

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fiscal 2026 Compared with Fiscal 2025
In fiscal 2026, we delivered strong revenue growth and profitability in a continued positive demand environment. Total revenue was $63.3 billion, an increase of 12% compared with fiscal 2025. Within total revenue, product revenue increased by 16% and services revenue was flat. Total software revenue was $23.2 billion across all product areas and services, an increase of 4%, and total subscription revenue increased 1%.
We saw demand in fiscal 2026 for AI infrastructure from our hyperscaler customers, which represented approximately 6% of total revenue in fiscal 2026 compared with less than 2% in fiscal 2025. We expect this demand to remain a significant driver of our results in fiscal 2027, and we discuss the associated customer concentration and supply considerations in Part I, Item 1A. Risk Factors.
Total gross margin decreased by 0.4 percentage points, primarily driven by a decline in product gross margin, partially offset by an increase in services gross margin. Product gross margin decreased by 0.5 percentage points, primarily driven by negative impacts from product mix and higher memory costs, partially offset by productivity improvements, pricing actions, lower amortization of purchased intangible assets and a charge in fiscal 2025 as a result of a legal dispute with a supplier, which did not recur in fiscal 2026. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 3.4 percentage points. Operating income as a percentage of revenue increased by 3.5 percentage points primarily driven by revenue growth, partially offset by lower gross margin and higher operating expenses in fiscal 2026. Diluted earnings per share increased 31%, driven by revenue growth and operating margin improvement.
In terms of our geographic segments, revenue from the Americas increased by $4.1 billion, EMEA revenue increased by $1.8 billion and APJC revenue increased by $0.7 billion. From a customer market standpoint, we experienced product revenue growth across all of our customer markets.
From a product category perspective, the product revenue increase of 16% was driven by growth in Networking of 22%, particularly within our AI Infrastructure and Campus Networking solutions. We also saw product revenue growth in Collaboration of 4%, Observability of 4%, and Security of 2%.
We continue to operate in a highly competitive and complex environment, especially as it relates to memory constraints and costs, and trade policy. Notwithstanding these challenges, we believe that we are making progress on our strategic priorities. We continue to invest in key priority areas with the objective of driving profitable growth over the long term, and we remain focused on delivering innovation across our technologies to assist our customers in executing on their digital transformations.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fourth Quarter Snapshot
For the fourth quarter of fiscal 2026, as compared with the fourth quarter of fiscal 2025, total revenue increased by 18% to $17.3 billion. Within total revenue, product revenue increased by 24% to $13.5 billion and services revenue was flat at $3.8 billion. With regard to our geographic segment performance, on a year-over-year basis, revenue from the Americas increased by 18%, EMEA increased by 19% and APJC increased by 14%. From a product category perspective, on a year-over-year basis, product revenue increased in Networking by 28%, Security by 14%, Collaboration by 12% and Observability by 6%. The increase in Networking reflected growth in AI infrastructure and data center switching.
Total gross margin increased by 0.9 percentage points, primarily driven by the absence in the fourth quarter of fiscal 2026 of a charge recorded in the fourth quarter of fiscal 2025 as a result of a legal dispute with a supplier, and by favorable pricing. These impacts were partially offset by negative impacts from product mix and higher memory costs. As a percentage of revenue, research and development, sales and marketing, and general and administrative expenses, collectively, decreased by 5.1 percentage points driven by the revenue growth and disciplined expense management. Operating income as a percentage of revenue increased by 3.7 percentage points, primarily driven by revenue growth and higher gross margin as discussed above, partially offset by higher restructuring and other charges. Diluted earnings per share increased by 52%, primarily driven by a revenue increase and the increase in our operating margin percentage.
Strategy and Priorities
In today’s fast-paced world shaped by AI, businesses and organizations globally are deploying technology to pursue their strategic objectives, from accelerating growth to enhancing operational efficiency and fostering innovation. Our strategy is to securely connect everything to make those desired outcomes possible.
For a full discussion of our strategy and priorities, see “Item 1. Business.”
Other Key Financial Measures
The following is a summary of our other key financial measures for fiscal 2026 compared with fiscal 2025 (in millions):

	Fiscal 2026	Fiscal 2025
Cash and cash equivalents and investments	$15,918	$16,110
Cash provided by operating activities	$14,177	$14,193
Remaining performance obligations	$46,734	$43,533
Repurchases of common stock—stock repurchase program	$6,106	$5,995
Dividends paid	$6,553	$6,437
Inventories	$5,694	$3,164
Total debt	$29,533	$28,093

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
Our total provisions for inventory and the liability related to purchase commitments with contract manufacturers and suppliers were $387 million, $493 million, and $819 million in fiscal 2026, 2025, and 2024, respectively. Inventories were $5.7 billion as of July 25, 2026 compared with $3.2 billion as of July 26, 2025, reflecting increased demand for our Cisco Silicon One and the impact of higher memory prices. If there were to be a sudden and significant decrease in demand for our products, or a higher incidence of inventory obsolescence because of rapidly changing technology or customer requirements, then we could be required to increase our inventory write-downs and our liability for purchase commitments with contract manufacturers and suppliers, and accordingly our profitability could be adversely affected. We regularly evaluate our exposure for inventory write-downs, and the adequacy of our liability for purchase commitments. For further discussion around the supply chain impacts and risks, see “—Results of Operations—Gross Margin—Supply Chain Impacts and Risks” and “—Liquidity and Capital Resources—Inventory Supply Chain” under Item 7 of this report.
Loss Contingencies
We are subject to the possibility of various losses arising in the ordinary course of business. We consider the likelihood of the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate information available to us to determine whether such accruals should be made or adjusted and whether new accruals are required. See Note 13 to the Consolidated Financial Statements for further discussion.
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
Goodwill as of July 25, 2026 was $59.5 billion. There was no impairment of goodwill in fiscal 2026, 2025 or 2024. For the annual impairment testing in fiscal 2026, the excess of the fair value over the carrying value for each of our reporting units was $64.7 billion for the Americas, $88.6 billion for EMEA, and $33.7 billion for APJC.
During the fourth quarter of fiscal 2026, we performed a sensitivity analysis for goodwill impairment with respect to each of our respective reporting units and determined that a hypothetical 10% decline in the fair value of each reporting unit would not result in an impairment of goodwill for any reporting unit.
Purchased Intangible Assets
The accounting for acquisitions requires significant estimates and judgments in the valuation of purchased intangible assets. Critical estimates used in the valuation of purchased intangible assets include, but are not limited to, the amount and timing of expected future cash flows, useful lives and discount rates. While our estimates of fair value are based on assumptions that are believed to be reasonable, these assumptions are inherently uncertain and unpredictable and may not reflect unanticipated events and circumstances that may occur.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Income Taxes
We are subject to income taxes in the United States and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations, R&D tax credits, foreign-derived intangible income deductions, global intangible low-taxed income, tax audit settlements, nondeductible compensation, and international realignments. Our effective tax rate was 17.1%, 8.3%, and 15.6% in fiscal 2026, 2025, and 2024, respectively.
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
Our provision for income taxes is subject to volatility and could be negatively impacted by earnings being lower than anticipated in countries that have lower tax rates and higher than anticipated in countries that have higher tax rates; changes in the valuation of deferred tax assets and liabilities; changes to foreign-derived intangible income, global intangible low-taxed income, base erosion and anti-abuse tax, research and development capitalization and amortization, and corporate alternative minimum tax laws, regulations, or interpretations thereof; expiration of or lapses in tax incentives; transfer pricing adjustments, including those resulting from acquisitions or changes to our legal structure; tax effects of nondeductible compensation; tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, treaties, or interpretations thereof, including changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, and the foreign tax credit rules. Significant judgment is used in determining our provision for income taxes and evaluating tax positions. In certain countries, our income has benefited from reduced tax rates associated with employment and capital investment actions and commitments. If we do not meet the requirements for these reduced rates, our provision for income taxes could be adversely affected. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse impact on our results of operations and financial condition.
As of July 25, 2026, our gross unrecognized tax benefits were $2.5 billion, reflecting a $0.2 billion increase during fiscal 2026. Of this amount, $1.7 billion would impact our effective tax rate if recognized. Our accrual for related interest and penalties was $539 million as of July 25, 2026. As of the same date, we had gross deferred tax assets of $11.2 billion. The valuation allowance against these deferred tax assets was $1.4 billion, representing a $0.5 billion increase during fiscal 2026, primarily due to the expectation that our future California taxable income will be insufficient to fully utilize our accumulated California tax credits and net operating loss carryforwards.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RESULTS OF OPERATIONS
A discussion regarding our financial condition and results of operations for fiscal 2026 compared to fiscal 2025 is presented below. A discussion regarding our financial condition and results of operations for fiscal 2025 compared to fiscal 2024 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended July 26, 2025, filed with the SEC on September 3, 2025.
Revenue
The following table presents the breakdown of revenue between product and services (in millions, except percentages):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars	Variance in Percent
Revenue:
Product	$48,295	$41,608	$39,253	$6,687	16%
Percentage of revenue	76.3%	73.4%	73.0%
Services	15,030	15,046	14,550	(16)	—%
Percentage of revenue	23.7%	26.6%	27.0%
Total	$63,325	$56,654	$53,803	$6,671	12%
Amounts may not sum and percentages may not recalculate due to rounding.
We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenue, which includes product and services for each segment, is summarized in the following table (in millions, except percentages):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars	Variance in Percent
Revenue:
Americas	$37,799	$33,656	$31,971	$4,143	12%
Percentage of revenue	59.7%	59.4%	59.4%
EMEA	16,613	14,824	14,117	1,789	12%
Percentage of revenue	26.2%	26.2%	26.2%
APJC	8,914	8,174	7,716	740	9%
Percentage of revenue	14.1%	14.4%	14.3%
Total	$63,325	$56,654	$53,803	$6,671	12%
Amounts may not sum and percentages may not recalculate due to rounding.
Total revenue in fiscal 2026 increased by 12% compared with fiscal 2025. Product revenue increased by 16% and services revenue was flat. Our total revenue reflected growth across each of our geographic segments.
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

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Segment
The following table presents the breakdown of product revenue by segment (in millions, except percentages):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars	Variance in Percent
Product revenue:
Americas	$28,900	$24,637	$23,142	$4,263	17%
Percentage of product revenue	59.9%	59.2%	59.0%
EMEA	12,806	11,122	10,645	1,684	15%
Percentage of product revenue	26.5%	26.7%	27.1%
APJC	6,588	5,849	5,466	739	13%
Percentage of product revenue	13.6%	14.1%	13.9%
Total	$48,295	$41,608	$39,253	$6,687	16%
Amounts may not sum and percentages may not recalculate due to rounding.
Americas
Product revenue in the Americas segment increased by 17%, with growth across each of our customer markets, led by the Service Provider and Cloud customer market which was largely driven by revenue from our AI Infrastructure solutions. From a country perspective, product revenue increased in the United States, Canada and Mexico by 18%, 8% and 25%, respectively, partially offset by a decline in Brazil of 10%.
EMEA
Product revenue in the EMEA segment increased by 15%, driven by growth across each of our customer markets. From a country perspective, product revenue increased in the United Kingdom, Germany, and France by 31%, 16% and 11%, respectively.
APJC
Product revenue in the APJC segment increased by 13%, with growth across each of our customer markets. From a country perspective, product revenue increased in Australia, Japan, India, and China by 13%, 16%, 2% and 23%, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Product Revenue by Category
In addition to the primary view on a geographic basis, we also prepare financial information related to product categories and customer markets for various purposes.
The following table presents product revenue by category (in millions, except percentages):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars	Variance in Percent
Product revenue:
Networking	$34,668	$28,304	$29,229	$6,364	22%
Security	8,232	8,094	5,075	138	2%
Collaboration	4,300	4,154	4,113	146	4%
Observability	1,095	1,055	837	40	4%
Total	$48,295	$41,608	$39,253	$6,687	16%
Amounts may not sum and percentages may not recalculate due to rounding.
Networking
The Networking product category consists of our core networking technologies of switching, routing, wireless, and servers. Revenue from the Networking product category increased by 22%, or $6.4 billion primarily driven by our AI Infrastructure solutions, which include Cisco Silicon One based systems and optics. Growth was broad-based across the portfolio, with double digit revenue increases in Service Provider Routing, Data Center Switching, Wireless and servers, and growth in Campus Switching and Enterprise Routing.
Security
The Security product category consists of our Network Security, Identity and Access Management, SASE, and Identity and Agentic Security solutions. Revenue in our Security product category increased by 2%, or $0.1 billion, primarily driven by growth in our SASE and Network Security offerings.
Collaboration
The Collaboration product category consists of our Webex Suite, Collaboration Devices, Contact Center and CPaaS offerings. Revenue in our Collaboration product category increased 4%, or $0.1 billion, with growth across each of our offerings.
Observability
The Observability product category consists of our observability suite and network assurance offerings. Revenue in our Observability product category increased by 4%, or $40 million, primarily due to growth in our network assurance offerings, partially offset by a decline in our observability suite offerings.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Services Revenue by Segment
The following table presents the breakdown of services revenue by segment (in millions, except percentages):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars	Variance in Percent
Services revenue:
Americas	$8,899	$9,019	$8,829	$(120)	(1)%
Percentage of service revenue	59.2%	59.9%	60.7%
EMEA	3,806	3,702	3,472	104	3%
Percentage of service revenue	25.3%	24.6%	23.9%
APJC	2,326	2,325	2,249	1	—%
Percentage of service revenue	15.5%	15.5%	15.5%
Total	$15,030	$15,046	$14,550	$(16)	—%
Amounts may not sum and percentages may not recalculate due to rounding.
Services revenue was flat compared to fiscal 2025, reflecting lower revenue from support services offset by higher revenue from professional services. Services revenue increased in the EMEA segment offset by a decline in the Americas segment. Services revenue in the APJC segment was flat compared to fiscal 2025.
Gross Margin
The following table presents the gross margin for products and services (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 25, 2026	July 26, 2025	July 27, 2024	July 25, 2026	July 26, 2025	July 27, 2024
Gross margin:
Product	$30,514	$26,487	$24,914	63.2%	63.7%	63.5%
Services	10,346	10,303	9,914	68.8%	68.5%	68.1%
Total	$40,860	$36,790	$34,828	64.5%	64.9%	64.7%
Product Gross Margin
The following table summarizes the key factors that contributed to the change in product gross margin percentage from fiscal 2025 to fiscal 2026:

Product Gross Margin Percentage
Fiscal 2025	63.7%
Productivity (1)	1.1%
Product pricing	0.2%
Mix of products sold	(3.6)%
Amortization of purchased intangible assets	0.9%
Legal dispute with supplier	0.8%
Other	0.1%
Fiscal 2026	63.2%
(1) Productivity includes overall manufacturing-related costs, such as component costs (including memory), warranty expense, provisions for inventory and the liability related to the purchase commitments with contract manufacturers and suppliers, freight, logistics, shipment volume, and other items not categorized elsewhere.
Product gross margin decreased by 0.5 percentage points primarily driven by negative impacts from product mix, partially offset by productivity improvements, lower amortization of purchased intangible assets, a charge in the fourth quarter of fiscal

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

2025 as a result of a legal dispute with a supplier, which did not recur in fiscal 2026, and to a lesser extent, pricing. The negative impacts from product mix were primarily due to higher Networking revenue. Productivity benefits were adversely impacted by higher memory costs.
Supply Chain Impacts and Risks
We regularly enter into purchase commitments with contract manufacturers and suppliers and in recent periods have increased such commitments related to manufacturing Cisco Silicon One and other products to meet demand from hyperscalers and other customers. We expect to continue entering into these additional purchase commitments in future periods, including purchase commitments to secure supply and pricing for memory and certain components. We have also increased inventory deposits and prepayments with certain suppliers in connection with these arrangements. These purchase commitments and prepayments have in turn significantly increased our supply chain exposure.
This exposure includes potential material excess and obsolete or other charges if product demand significantly decreases, if customers cancel or reschedule orders or change product architecture, design specifications, or qualification requirements, if we are unable to generate demand for certain products, or if we are otherwise unable to mitigate this exposure. Because we commit to purchasing components based on our current demand forecasts, hyperscalers or other large customers may change their orders or buying patterns with us with limited advance notice, which could result in amounts that we have prepaid or deposited with contract manufacturers and suppliers for such commitments being not fully recoverable if the related orders are not fulfilled.
Additionally, while we are exposed to new and proposed tariffs and other trade policies, the extent of such exposure is uncertain but could be significant if the exposure remains and we are unable to mitigate it.
Services Gross Margin
Our services gross margin percentage increased by 0.3 percentage points primarily due to cost efficiencies.
Our services gross margin normally experiences some fluctuations due to various factors such as the timing of contract initiations and renewals, our strategic investments in headcount, and the resources we deploy to support the overall services business. Other factors include the mix of service offerings, as the gross margin from our professional services is typically lower than the gross margin from technical support services.
Gross Margin by Segment
The following table presents the total gross margin for each segment (in millions, except percentages):

	AMOUNT			PERCENTAGE
Years Ended	July 25, 2026	July 26, 2025	July 27, 2024	July 25, 2026	July 26, 2025	July 27, 2024
Gross margin:
Americas	$24,625	$22,962	$21,372	65.1%	68.2%	66.8%
EMEA	11,835	10,545	9,755	71.2%	71.1%	69.1%
APJC	5,933	5,431	5,187	66.6%	66.4%	67.2%
Segment total	42,392	38,938	36,312	66.9%	68.7%	67.5%
Unallocated corporate items (1)	(1,532)	(2,148)	(1,484)
Total	$40,860	$36,790	$34,828	64.5%	64.9%	64.7%
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
The Americas segment had a gross margin percentage decrease driven by negative impacts from product mix, partially offset by positive impacts from productivity improvements.
The EMEA segment had a slight gross margin percentage increase primarily due to positive impacts from productivity improvements and pricing, partially offset by negative impacts from product mix.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The APJC segment had a gross margin percentage increase driven primarily by positive impacts from productivity improvements, favorable services gross margin and to a lesser extent, pricing, partially offset by negative impacts from product mix.
Research and Development (“R&D”), Sales and Marketing, and General and Administrative (“G&A”) Expenses
R&D, sales and marketing, and G&A expenses are summarized in the following table (in millions, except percentages):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars	Variance in Percent
Research and development	$9,563	$9,300	$7,983	$263	3%
Percentage of revenue	15.1%	16.4%	14.8%
Sales and marketing	11,559	10,966	10,364	593	5%
Percentage of revenue	18.3%	19.4%	19.3%
General and administrative	2,761	2,992	2,813	(231)	(8)%
Percentage of revenue	4.4%	5.3%	5.2%
Total	$23,883	$23,258	$21,160	$625	3%
Percentage of revenue	37.7%	41.1%	39.3%
R&D Expenses
R&D expenses increased primarily due to higher headcount-related expenses reflecting our investments in AI, higher discretionary spending and higher share-based compensation expense, partially offset by lower acquisition-related costs and lower contracted services spending.
Sales and Marketing Expenses
Sales and marketing expenses increased primarily due to higher headcount-related expenses, higher share-based compensation expense and higher contracted services spending, partially offset by lower acquisition-related costs and lower discretionary spending.
G&A Expenses
G&A expenses decreased primarily due to lower acquisition-related costs and lower headcount-related expenses, partially offset by higher discretionary spending.
Effect of Foreign Currency
In fiscal 2026, foreign currency fluctuations, net of hedging, increased the combined R&D, sales and marketing, and G&A expenses by approximately $195 million, or 0.8%, compared with fiscal 2025.
Amortization of Purchased Intangible Assets
The following table presents the amortization of purchased intangible assets including impairment charges (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Amortization of purchased intangible assets:
Cost of sales	$947	$1,174	$955
Operating expenses	916	1,028	698
Total	$1,863	$2,202	$1,653
The decrease in amortization of purchased intangible assets was primarily due to certain purchased intangible assets that became fully amortized and impairment charges in fiscal 2025, partially offset by amortization of purchased intangibles from our recent acquisitions.
Restructuring and Other Charges
We recognized total restructuring and other charges, which are included in operating expenses, of $693 million and $744 million in fiscal 2026 and 2025, respectively.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

In the fourth quarter of fiscal 2026, we announced a restructuring plan to allow us to invest in key growth opportunities including silicon, optics, security and AI. The total pre-tax charges are estimated to be up to $1 billion, with the plan expected to be substantially completed by the end of fiscal 2027. In connection with this restructuring plan, we incurred charges of $511 million during fiscal 2026.
In fiscal 2025, we announced a restructuring plan in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. We incurred cumulative charges of $926 million and substantially completed this plan in fiscal 2026.
In fiscal 2024, we initiated a restructuring plan in order to realign the organization and enable further investment in key priority areas. We incurred cumulative charges of $654 million and the plan is complete.
We expect to reinvest substantially all of the cost savings from these restructuring plans in our key growth opportunities and key priority areas. As a result, the overall cost savings from these restructuring plans are not expected to be material.
Operating Income
The following table presents our operating income and our operating income as a percentage of revenue (in millions, except percentages):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Operating income	$15,368	$11,760	$12,181
Operating income as a percentage of revenue	24.3%	20.8%	22.6%
Operating income increased by 31%, and as a percentage of revenue operating income increased by 3.5 percentage points. These changes primarily resulted from revenue growth, partially offset by lower gross margin and higher operating expenses in fiscal 2026.
Interest and Other Income (Loss), Net
Interest Income (Expense), Net   The following table summarizes interest income and interest expense (in millions):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars
Interest income	$866	$1,001	$1,365	$(135)
Interest expense	(1,470)	(1,593)	(1,006)	123
Interest income (expense), net	$(604)	$(592)	$359	$(12)
The decrease in interest income was driven by a lower average balance of cash and available-for-sale debt investments and lower interest rates. The decrease in interest expense was driven by a lower average balance of debt outstanding and lower effective interest rates on commercial paper.
Other Income (Loss), Net The components of other income (loss), net, are summarized as follows (in millions):

	Years Ended			2026 vs. 2025
	July 25, 2026	July 26, 2025	July 27, 2024	Variance in Dollars
Gains (losses) on investments, net:
Available-for-sale debt investments	$(14)	$(100)	$(67)	$86
Marketable equity securities	(2)	126	65	(128)
Non-marketable equity securities	1,409	56	(164)	1,353
Net gains (losses) on investments	1,393	82	(166)	1,311
Other gains (losses), net	(148)	(150)	(140)	2
Other income (loss), net	$1,245	$(68)	$(306)	$1,313

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The change in our other income (loss), net was primarily driven by higher unrealized gains on our non-marketable equity securities and lower losses on our available-for-sale debt investments, partially offset by lower gains on our marketable equity securities. The unrealized gains or losses on our non-marketable equity securities may be impacted by future observable financing rounds at varying valuations.
Provision for Income Taxes
The provision for income taxes resulted in an effective tax rate of 17.1% for fiscal 2026, compared with 8.3% for fiscal 2025. The net 8.8 percentage point increase was primarily due to a $720 million tax benefit recognized in fiscal 2025 related to a U.S. Tax Court opinion regarding the U.S. taxation of deemed foreign dividends in the transition year of the Tax Cuts and Jobs Act (“Tax Act”) (our fiscal 2018) and an increase in state taxes due to a valuation allowance adjustment for California deferred tax assets in fiscal 2026.
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
Balance Sheet and Cash Flows
Cash and Cash Equivalents and Investments  The following table summarizes our cash and cash equivalents and investments (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Cash and cash equivalents	$7,218	$8,346	$(1,128)
Available-for-sale debt investments	8,339	7,381	958
Marketable equity securities	361	383	(22)
Total	$15,918	$16,110	$(192)
The net decrease in cash and cash equivalents and investments from fiscal 2025 to fiscal 2026 was primarily driven by cash returned to stockholders in the form of cash dividends of $6.6 billion and repurchases of common stock of $6.1 billion, shares repurchased for tax withholdings on vesting of restricted stock units of $1.9 billion, repayment of debt of $1.8 billion, capital expenditures of $1.4 billion and net cash paid for acquisitions of $0.5 billion. These uses of cash were partially offset by net cash provided by operating activities of $14.2 billion, $3.2 billion net issuance of commercial paper, and the release to us of approximately $0.6 billion of restricted cash previously held in escrow.
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
Securities Lending We periodically engage in securities lending activities with certain of our available-for-sale debt investments. These transactions are accounted for as a secured lending of the securities, and the securities are typically loaned only on an overnight basis. We require collateral equal to at least 102% of the fair market value of the loaned security and that the collateral be in the form of cash or liquid, high-quality assets. We engage in these secured lending transactions only with highly creditworthy counterparties, and the associated portfolio custodian has agreed to indemnify us against collateral losses. We did not experience any losses in connection with the secured lending of securities during the periods presented. As of July 25, 2026 and July 26, 2025, we had no outstanding securities lending transactions.
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
We define free cash flow as net cash provided by operating activities less cash used to acquire property and equipment. The following table reconciles our net cash provided by operating activities to free cash flow (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Net cash provided by operating activities	$14,177	$14,193	$10,880
Acquisition of property and equipment	(1,410)	(905)	(670)
Free cash flow	$12,767	$13,288	$10,210
Our net cash provided by operating activities in fiscal 2026 was flat compared to fiscal 2025, primarily driven by higher cash collections offset by higher payments made to contract manufacturers and suppliers and our final U.S. transition tax payment of $2.3 billion associated with the one-time U.S. transition tax on accumulated earnings for foreign subsidiaries as a result of the Tax Act.
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
The following table summarizes the dividends paid and stock repurchases (in millions, except per-share amounts):

	DIVIDENDS		STOCK REPURCHASE PROGRAM			TOTAL
Years Ended	Per Share	Amount	Shares	Weighted-Average Price per Share	Amount	Amount
July 25, 2026	$1.66	$6,553	76	$80.26	$6,106	$12,659
July 26, 2025	$1.62	$6,437	105	$56.53	$5,995	$12,432
July 27, 2024	$1.58	$6,384	117	$49.45	$5,764	$12,148
On August 12, 2026, our Board of Directors declared a quarterly dividend of $0.42 per common share to be paid on October 21, 2026, to all stockholders of record as of the close of business on October 2, 2026. Future dividends will be subject to the approval of our Board of Directors.
As of July 25, 2026, the remaining authorized amount for stock repurchases under this program is approximately $8.1 billion, with no termination date.
Accounts Receivable, Net  The following table summarizes our accounts receivable, net (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Accounts receivable, net	$7,470	$6,701	$769
Our accounts receivable net, as of July 25, 2026 increased by approximately 11% year over year primarily due to higher revenue compared with fiscal 2025.
Inventory Supply Chain  The following table summarizes our inventories and balances with contract manufacturers and suppliers (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Inventories	$5,694	$3,164	$2,530
Inventory purchase commitments	$17,165	$7,599	$9,566
Inventory deposits and prepayments	$1,104	$825	$279
Inventory deposits and prepayments represent amounts paid to suppliers in advance of delivery, principally under arrangements to secure supply and pricing for memory and certain components. These amounts are included in other current assets and other assets on our Consolidated Balance Sheets, and are assessed for recoverability.

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Less than 1 year	$14,341	$7,202	$7,139
1 to 3 years	2,558	320	2,238
3 to 5 years	266	77	189
Total	$17,165	$7,599	$9,566
Inventory as of July 25, 2026 increased by 80% and inventory purchase commitments with contract manufacturers and suppliers increased by 126% from our balances at the end of fiscal 2025. The combined increase of 112% in our inventory and inventory purchase commitments as compared with the end of fiscal 2025 was primarily related to commitments with contract manufacturers and suppliers related to manufacturing Cisco Silicon One and other products to meet the demand from hyperscalers and other customers. The impact of higher memory prices and commitments with certain suppliers to help secure supply and pricing for memory and certain components also contributed significantly to this increase. We expect our inventory balances may increase in future quarters as we work to fulfill this demand.
In recent periods, we have increased our levels of inventory and purchase commitments with contract manufacturers and suppliers primarily related to Cisco Silicon One. The increases during fiscal 2026 were primarily due to arrangements to secure supply and pricing for certain product components, including memory, and commitments with contract manufacturers to meet customer demand and help manage lead times. Our risks of future material excess and obsolete inventory and related losses are further outlined in the Results of Operations—Product Gross Margin section and in Note 2 to the Consolidated Financial Statements.
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
Our inventory purchase commitments are for short-term product manufacturing requirements as well as for commitments to suppliers to secure manufacturing capacity. Certain of our inventory purchase commitments are entered into directly with suppliers and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. In addition, certain of these inventory purchase commitments are related to long-term supply agreements for fixed quantities of certain memory components for which pricing is variable based on current market values. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
Inventory and supply chain management remain areas of focus as we balance the need to maintain supply chain flexibility to help ensure competitive lead times with the risk of inventory obsolescence because of supply constraints, rapidly changing technology and customer requirements. We believe the amount of our inventory and inventory purchase commitments is appropriate for our current and expected customer demand and revenue levels. Because a significant portion of these balances are based on our current demand forecasts, actual requirements may differ, and a significant reduction in or change to those forecasts could result in material excess and obsolete inventory or purchase commitment charges.
Financing Receivables and Guarantees The following table summarizes our financing receivables (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Loan receivables, net	$7,417	$5,591	$1,826
Lease receivables, net	915	936	(21)
Total, net	$8,332	$6,527	$1,805
Financing Receivables  Our financing arrangements include loans and leases. Our loan receivables include customer financing for purchases of our hardware, software and services (including technical support and professional services), and also may include additional funds for other costs associated with network installation and integration of our products and services. Lease receivables include sales-type leases. Arrangements related to leases are generally collateralized by a security interest in the

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

underlying assets. Financing receivables increased by 28% as compared with the end of fiscal 2025, primarily due to an increase in loan receivables reflecting higher customer demand for financing of hardware, software and services.
Financing Guarantees  In the normal course of business, third parties may provide financing arrangements to our channel partners and end users under financing programs. The financing arrangements to channel partners consist of revolving short-term financing provided by third parties, with payment terms generally ranging from 60 to 90 days. In certain instances, these financing arrangements result in a transfer of our receivables to the third party. The receivables are derecognized upon transfer, as these transfers qualify as true sales, and we receive payments for the receivables from the third party based on our standard payment terms. The financing arrangements provided by third parties to end users are related to leases and loans and typically have terms of up to three years. In some cases, we provide guarantees to third parties for these lease and loan arrangements.
The volume of channel partner financing was $29.9 billion, $24.9 billion, and $27.1 billion in fiscal 2026, 2025, and 2024, respectively. These financing arrangements facilitate the working capital requirements of the channel partners, and in some cases, we guarantee a portion of these arrangements. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.3 billion as of July 25, 2026 and July 26, 2025, respectively. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. Historically, our payments under these arrangements have been immaterial. Where we provide a guarantee, we defer the revenue associated with the channel partner financing arrangement in accordance with revenue recognition policies, or we record a liability for the fair value of the guarantees. In either case, the deferred revenue is recognized as revenue when the guarantee is removed. As of July 25, 2026, the total maximum potential future payments related to these guarantees was approximately $127 million, of which approximately $12 million was recorded as deferred revenue.
Borrowings
Senior Fixed-Rate Notes  The following table summarizes the principal amount of our senior fixed-rate notes (in millions):

	Maturity Date	July 25, 2026	July 26, 2025
Senior fixed-rate notes:
4.90%	February 26, 2026	$—	$1,000
2.95%	February 28, 2026	—	750
2.50%	September 20, 2026	1,500	1,500
4.80%	February 26, 2027	2,000	2,000
4.55%	February 24, 2028	1,000	1,000
4.85%	February 26, 2029	2,500	2,500
4.75%	February 24, 2030	1,000	1,000
4.95%	February 26, 2031	2,500	2,500
4.95%	February 24, 2032	1,000	1,000
5.05%	February 26, 2034	2,500	2,500
5.10%	February 24, 2035	1,250	1,250
5.90%	February 15, 2039	2,000	2,000
5.50%	January 15, 2040	2,000	2,000
5.30%	February 26, 2054	2,000	2,000
5.50%	February 24, 2055	750	750
5.35%	February 26, 2064	1,000	1,000
Total		$23,000	$24,750
Interest is payable semiannually on each class of the senior fixed-rate notes, each of which is redeemable by us at any time, subject to a make-whole premium. We were in compliance with all debt covenants as of July 25, 2026.
Commercial Paper We have a short-term debt financing program in which up to $15.0 billion is available through the issuance of commercial paper notes. We use the proceeds from the issuance of commercial paper notes for general corporate purposes. We had $6.7 billion and $3.5 billion in commercial paper notes outstanding as of July 25, 2026, and July 26, 2025, respectively.
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

agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of July 25, 2026, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.
Remaining Performance Obligations The following table presents the breakdown of remaining performance obligations (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Product	$23,436	$21,572	$1,864
Services	23,298	21,961	1,337
Total	$46,734	$43,533	$3,201

Short-term RPO	$22,776	$21,723	$1,053
Long-term RPO	23,958	21,810	2,148
Total	$46,734	$43,533	$3,201
Total remaining performance obligations increased 7% in fiscal 2026. Remaining performance obligations for product increased 9% and remaining performance obligations for services increased 6%, compared to fiscal 2025.
Deferred Revenue   The following table presents the breakdown of deferred revenue (in millions):

	July 25, 2026	July 26, 2025	Increase (Decrease)
Product	$13,817	$13,490	$327
Services	15,964	15,289	675
Total	$29,781	$28,779	$1,002
Reported as:
Current	$16,988	$16,416	$572
Noncurrent	12,793	12,363	430
Total	$29,781	$28,779	$1,002
Total deferred revenue increased 3% in fiscal 2026. The increase in deferred product revenue of 2% was primarily due to increased deferrals related to our recurring software offerings. The increase in deferred services revenue of 4% was driven by higher business volume, partially offset by ongoing amortization of deferred services revenue.
Contractual Obligations
The impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with the factors that impact our cash flows from operations discussed previously. In addition, we plan for and measure our liquidity and capital resources through an annual budgeting process. The following table summarizes our contractual obligations at July 25, 2026 (in millions):

	PAYMENTS DUE BY PERIOD
July 25, 2026	Total	Less than 1 Year	1 to 3 Years	3 to 5 Years	More than 5 Years
Operating leases	$1,874	$461	$601	$401	$411
Purchase commitments with contract manufacturers and suppliers	17,165	14,341	2,558	266	—
Other purchase obligations	7,044	2,460	3,461	956	167
Long-term debt	23,002	3,502	3,500	3,500	12,500
Other long-term liabilities	1,990	—	323	266	1,401
Total by period	$51,075	$20,764	$10,443	$5,389	$14,479
Other long-term liabilities (uncertainty in the timing of future payments)	2,424
Total	$53,499

CISCO SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Leases  For more information on our operating leases, see Note 8 to the Consolidated Financial Statements.
Purchase Commitments with Contract Manufacturers and Suppliers  We enter into agreements with contract manufacturers and suppliers that allow them to procure inventory based upon criteria as defined by us or that establish the parameters defining our requirements and our commitment to securing manufacturing capacity. A significant portion of our reported purchase commitments arising from these agreements consists of firm, noncancelable, and unconditional commitments. We record a liability for these commitments for quantities in excess of our future demand forecasts, and for commitments relating to components that can no longer be used in a salable product, consistent with the valuation of our excess and obsolete inventory. See further discussion in “Inventory Supply Chain” and in Note 13(a) to the Consolidated Financial Statements.
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
Other Long-Term Liabilities  Other long-term liabilities primarily include noncurrent income taxes payable, accrued liabilities for deferred compensation, deferred tax liabilities, and certain other long-term liabilities. Due to the uncertainty in the timing of future payments, our noncurrent income taxes payable of approximately $2.3 billion and deferred tax liabilities of $85 million were presented as one aggregated amount in the total column on a separate line in the preceding table. Noncurrent income taxes payable include uncertain tax positions. See Note 17 to the Consolidated Financial Statements.
Other Commitments
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with us of certain employees of the acquired entities. See Note 4 to the Consolidated Financial Statements.
Of the total carrying value of our non-marketable equity securities as of July 25, 2026, $1.1 billion of such investments are considered to be in variable interest entities which are unconsolidated. We have total funding commitments of $0.4 billion related to non-marketable equity securities. The carrying value of these investments and the additional funding commitments, collectively, represent our maximum exposure related to non-marketable equity securities. See Note 10 to the Consolidated Financial Statements.
We provide financing guarantees, which are generally for various third-party financing arrangements extended to our channel partners. We could be called upon to make payments under these guarantees in the event of nonpayment by the channel partners. See the previous discussion of these financing guarantees under “Financing Receivables and Guarantees.”
Liquidity and Capital Resource Requirements
Based on past performance and current expectations, we believe our cash and cash equivalents, investments, cash generated from operations, and ability to access capital markets and committed credit lines will satisfy, through at least the next 12 months, our liquidity requirements, both in total and domestically, including the following: working capital needs (including inventory and other supply related payments), capital expenditures, investment requirements, stock repurchases, cash dividends, contractual obligations, commitments, principal and interest payments on debt, pending acquisitions, future and committed customer financings, and other liquidity requirements associated with our operations. There are no other transactions, arrangements, or relationships with unconsolidated entities or other persons that are reasonably likely to materially affect the liquidity and the availability of, as well as our requirements for, capital resources.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Our financial position is exposed to a variety of risks, including interest rate risk, equity price risk, and foreign currency exchange risk.
Interest Rate Risk
Available-for-Sale Debt Investments We maintain an investment portfolio of various holdings, types, and maturities. Our primary objective for holding available-for-sale debt investments is to achieve an appropriate investment return consistent with preserving principal and managing risk. At any time, a sharp rise in market interest rates could have a material adverse impact on the fair value of our available-for-sale debt investment portfolio. Conversely, declines in interest rates, including the impact from lower credit spreads, could have a material adverse impact on interest income for our investment portfolio. Our available-for-sale debt investments are held for purposes other than trading. Our available-for-sale debt investments are not leveraged as of July 25, 2026. We monitor our interest rate and credit risks, including our credit exposures to specific rating categories and to individual issuers. We believe the overall credit quality of our portfolio is strong.
The following tables present the hypothetical fair values of our available-for-sale debt investments, including the hedging effects when applicable, as a result of selected potential market decreases and increases in interest rates. The market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS, and 150 BPS. The hypothetical fair values as of July 25, 2026 and July 26, 2025 are as follows (in millions):

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 25, 2026	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$8,420	$8,393	$8,366	$8,339	$8,312	$8,286	$8,259

	VALUATION OF SECURITIES GIVEN AN INTEREST RATE DECREASE OF X BASIS POINTS			FAIR VALUE AS OF JULY 26, 2025	VALUATION OF SECURITIES GIVEN AN INTEREST RATE INCREASE OF X BASIS POINTS
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale debt investments	$7,454	$7,430	$7,405	$7,381	$7,356	$7,332	$7,307
Financing Receivables As of July 25, 2026, our financing receivables had a carrying value of $8.3 billion, compared with $6.5 billion as of July 26, 2025. As of July 25, 2026, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of our financing receivables by a decrease or increase of approximately $0.1 billion, respectively.
Debt As of July 25, 2026, we had $23.0 billion in principal amount of senior fixed-rate notes outstanding. The carrying amount of the senior fixed-rate notes was $22.9 billion, and the related fair value based on market prices was $22.7 billion. As of July 25, 2026, a hypothetical 50 BPS increase or decrease in market interest rates would change the fair value of the fixed-rate debt, by a decrease or increase of approximately $0.7 billion, respectively. However, this hypothetical change in interest rates would not impact the interest expense on the fixed-rate debt.
As of July 25, 2026, we had $6.7 billion in commercial paper outstanding, compared with $3.5 billion as of July 26, 2025. Because these borrowings are short-term and are refinanced on a recurring basis, our interest expense on commercial paper reprices with market interest rates. A sharp rise in market interest rates could cause us to incur additional interest expense to the extent we issue additional commercial paper or other debt.
Equity Price Risk
Marketable Equity Investments The fair value of our marketable equity investments is subject to market price volatility. We hold equity securities for strategic purposes or to diversify our overall investment portfolio. These equity securities are held for purposes other than trading. The total fair value of our marketable equity securities was $361 million and $383 million as of July 25, 2026 and July 26, 2025, respectively.

Non-Marketable Equity Securities These investments are recorded in other assets in our Consolidated Balance Sheets. The total carrying amount of our non-marketable equity securities was $4.0 billion and $1.9 billion as of July 25, 2026 and July 26, 2025, respectively. The increase was primarily due to net unrealized gains of $1.4 billion recognized during fiscal 2026 based on observable price changes, together with additional investments. Some of these companies in which we invested are in the startup or development stages. These investments are inherently risky because the markets for the technologies or products these companies are developing are typically in the early stages and may never materialize. We could lose our entire investment in these companies. Because gains and losses on these investments are recognized based on observable price changes in orderly transactions for identical or similar investments of the same issuer, the carrying amount may decrease in future periods if such transactions occur at lower valuations, and any resulting losses could be material. Our evaluation of non-marketable equity securities is based on the fundamentals of the businesses invested in, including, among other factors, the nature of their technologies and potential for financial return.
Foreign Currency Exchange Risk
Our foreign exchange forward contracts outstanding at fiscal year-end are summarized in U.S. dollar equivalents as follows (in millions):

	July 25, 2026		July 26, 2025
	Notional Amount	Fair Value	Notional Amount	Fair Value
Forward contracts:
Purchased	$4,088	$(88)	$4,498	$(21)
Sold	$4,598	$95	$4,480	$22
Movement in foreign currency exchange rates would change the fair value of our foreign exchange forward contracts. Because we enter into these contracts to offset exposures on underlying forecasted transactions and on foreign currency denominated receivables and payables, we would expect any such change to be substantially offset by an opposite change in the value of those underlying exposures.
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
Approximately 75% of our operating expenses are U.S.-dollar denominated. In fiscal 2026, foreign currency fluctuations, net of hedging, increased our combined R&D, sales and marketing, and G&A expenses by approximately $195 million, or 0.8%, as compared with fiscal 2025. To reduce variability in operating expenses and service cost of sales caused by non-U.S.-dollar denominated operating expenses and costs, we may hedge certain forecasted foreign currency transactions with currency options and forward contracts. These hedging programs are not designed to provide foreign currency protection over long time horizons. In designing a specific hedging approach, we consider several factors, including offsetting exposures, significance of exposures, costs associated with entering into a particular hedge instrument, and potential effectiveness of the hedge. The gains and losses on foreign exchange contracts mitigate the effect of currency movements on our operating expenses and service cost of sales.
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

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Cisco Systems, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cisco Systems, Inc. and its subsidiaries (the “Company”) as of July 25, 2026 and July 26, 2025, and the related consolidated statements of operations, of comprehensive income, of stockholders' equity and of cash flows for each of the three years in the period ended July 25, 2026, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 25, 2026 and July 26, 2025, and the results of its operations and its cash flows for each of the three years in the period ended July 25, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 25, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition for Certain Products and Services
As described in Note 2 to the consolidated financial statements, the Company derives revenue from contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations. The Company recognizes revenue upon transfer of control of promised goods or services in a contract with a customer in an amount that reflects the consideration the Company expects to receive in exchange for those products or services. Transfer of control occurs once the customer has the contractual right to use the product, generally upon shipment, electronic delivery (or when the software is available for download by the customer), or once title and risk of loss has transferred to the customer. Transfer of control can also occur over time for software maintenance and services as the customer receives the benefit over the contract term. For the year ended July 25, 2026, the Company’s total revenue was $63.3 billion, of which the majority relates to certain product and services revenue.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain products and services is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company's revenue recognition.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) testing revenue recognized for a sample of revenue transactions by obtaining and inspecting source documents, such as executed contracts, purchase orders, invoices, and proof of delivery; (ii) testing the appropriate amount and timing of revenue recognition based on the contractual terms identified in certain customer arrangements; and (iii) confirming a sample of outstanding customer invoice balances as of July 25, 2026 and, for confirmations not returned, obtaining and inspecting source documents, such as purchase orders, invoices, proof of delivery, and subsequent cash receipts.

/s/ PricewaterhouseCoopers LLP
San Jose, California
September 2, 2026
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
Management (with the participation of the principal executive officer and principal financial officer) conducted an evaluation of the effectiveness of Cisco’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that Cisco’s internal control over financial reporting was effective as of July 25, 2026. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited the effectiveness of Cisco’s internal control over financial reporting and has issued a report on Cisco’s internal control over financial reporting, which is included in their report on the preceding pages.

/S/ CHARLES H. ROBBINS	/S/ MARK PATTERSON
Charles H. Robbins	Mark Patterson
Chair and Chief Executive Officer	Executive Vice President and Chief Financial Officer
September 2, 2026	September 2, 2026

CISCO SYSTEMS, INC.
Consolidated Balance Sheets
(in millions, except par value)

	July 25, 2026	July 26, 2025
ASSETS
Current assets:
Cash and cash equivalents	$7,218	$8,346
Investments	8,700	7,764
Accounts receivable, net of allowance of $78 at July 25, 2026 and $69 at July 26, 2025	7,470	6,701
Inventories	5,694	3,164
Financing receivables, net	3,392	3,061
Other current assets	6,191	5,950
Total current assets	38,665	34,986
Property and equipment, net	2,760	2,113
Financing receivables, net	4,940	3,466
Goodwill	59,477	59,136
Purchased intangible assets, net	7,557	9,175
Deferred tax assets	7,109	7,356
Other assets	9,129	6,059
TOTAL ASSETS	$129,637	$122,291
LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$10,161	$5,232
Accounts payable	3,366	2,528
Income taxes payable	190	1,857
Accrued compensation	4,057	3,611
Deferred revenue	16,988	16,416
Other current liabilities	6,763	5,420
Total current liabilities	41,525	35,064
Long-term debt	19,372	22,861
Income taxes payable	2,339	2,165
Deferred revenue	12,793	12,363
Other long-term liabilities	3,323	2,995
Total liabilities	79,352	75,448
Commitments and contingencies (Note 13)
Equity:
Cisco stockholders’ equity:
Preferred stock, $0.001 par value: 5 shares authorized; none issued and outstanding	—	—
Common stock and additional paid-in capital, $0.001 par value: 20,000 shares authorized; 3,946 and 3,960 shares issued and outstanding at July 25, 2026 and July 26, 2025, respectively	49,676	47,747
Retained earnings	1,565	50
Accumulated other comprehensive loss	(956)	(954)
Total equity	50,285	46,843
TOTAL LIABILITIES AND EQUITY	$129,637	$122,291
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Operations
(in millions, except per-share amounts)

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
REVENUE:
Product	$48,295	$41,608	$39,253
Services	15,030	15,046	14,550
Total revenue	63,325	56,654	53,803
COST OF SALES:
Product	17,781	15,121	14,339
Services	4,684	4,743	4,636
Total cost of sales	22,465	19,864	18,975
GROSS MARGIN	40,860	36,790	34,828
OPERATING EXPENSES:
Research and development	9,563	9,300	7,983
Sales and marketing	11,559	10,966	10,364
General and administrative	2,761	2,992	2,813
Amortization of purchased intangible assets	916	1,028	698
Restructuring and other charges	693	744	789
Total operating expenses	25,492	25,030	22,647
OPERATING INCOME	15,368	11,760	12,181
Interest income	866	1,001	1,365
Interest expense	(1,470)	(1,593)	(1,006)
Other income (loss), net	1,245	(68)	(306)
Interest and other income (loss), net	641	(660)	53
INCOME BEFORE PROVISION FOR INCOME TAXES	16,009	11,100	12,234
Provision for income taxes	2,742	920	1,914
NET INCOME	$13,267	$10,180	$10,320

Net income per share:
Basic	$3.36	$2.56	$2.55
Diluted	$3.33	$2.55	$2.54
Shares used in per-share calculation:
Basic	3,953	3,976	4,043
Diluted	3,987	3,998	4,062
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Comprehensive Income
(in millions)

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Net income	$13,267	$10,180	$10,320
Available-for-sale investments:
Change in net unrealized gains and losses	15	121	146
Net (gains) losses reclassified into earnings	11	63	53
Net change, net of tax benefit (expense) of $0, $(68) and $(61) for fiscal 2026, 2025, and 2024, respectively	26	184	199
Cash flow hedging instruments:
Change in unrealized gains and losses	79	22	98
Net (gains) losses reclassified into earnings	(31)	(36)	(37)
Net change, net of tax benefit (expense) of $(15), $4 and $(18) for fiscal 2026, 2025, and 2024, respectively	48	(14)	61
Net change in cumulative translation adjustment and actuarial gains and losses, net of tax benefit (expense) of $(6), $2, and $2 for fiscal 2026, 2025, and 2024, respectively	(76)	306	(115)
Other comprehensive income (loss)	(2)	476	145
Comprehensive income	$13,265	$10,656	$10,465
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Cash Flows
(in millions)

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Cash flows from operating activities:
Net income	$13,267	$10,180	$10,320
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization, and other	2,540	2,811	2,507
Share-based compensation expense	3,830	3,641	3,074
Provision for receivables	23	24	34
Deferred income taxes	226	(1,133)	(972)
(Gains) losses on divestitures, investments and other, net	(1,358)	(38)	215
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Accounts receivable	(832)	(22)	(289)
Inventories	(2,541)	209	275
Financing receivables	(1,835)	214	76
Other assets	(1,032)	(499)	(671)
Accounts payable	842	257	(90)
Income taxes, net	(2,304)	(1,839)	(4,539)
Accrued compensation	457	(53)	(696)
Deferred revenue	1,125	248	1,220
Other liabilities	1,769	193	416
Net cash provided by operating activities	14,177	14,193	10,880
Cash flows from investing activities:
Purchases of investments	(8,974)	(4,589)	(4,230)
Proceeds from sales of investments	2,013	2,643	4,136
Proceeds from maturities of investments	6,105	4,943	6,367
Acquisitions, net of cash and cash equivalents acquired and divestitures	(516)	(291)	(25,994)
Purchases of non-marketable equity securities	(946)	(383)	(284)
Return of investments in non-marketable equity securities	270	306	202
Acquisition of property and equipment	(1,410)	(905)	(670)
Other	(26)	9	(5)
Net cash provided by (used in) investing activities	(3,484)	1,733	(20,478)
Cash flows from financing activities:
Issuances of common stock	805	736	714
Repurchases of common stock - repurchase program	(6,106)	(6,000)	(5,787)
Shares repurchased for tax withholdings on vesting of restricted stock units	(1,873)	(1,222)	(992)
Short-term borrowings, original maturities of 90 days or less, net	616	(31)	478
Issuances of debt	13,048	19,292	31,818
Repayments of debt	(12,251)	(22,073)	(9,826)
Repayments of Splunk convertible debt, net of capped call proceeds	—	—	(3,140)
Dividends paid	(6,553)	(6,437)	(6,384)
Other	(33)	(80)	(37)
Net cash provided by (used in) financing activities	(12,347)	(15,815)	6,844
Effect of foreign currency exchange rate changes on cash, cash equivalents, restricted cash and restricted cash equivalents	(29)	(43)	(31)
Net increase (decrease) in cash, cash equivalents, restricted cash and restricted cash equivalents	(1,683)	68	(2,785)
Cash, cash equivalents, restricted cash and restricted cash equivalents, beginning of fiscal year	8,910	8,842	11,627
Cash, cash equivalents, restricted cash and restricted cash equivalents, end of fiscal year	$7,227	$8,910	$8,842

See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Consolidated Statements of Equity
(in millions, except per-share amounts)

	Shares of Common Stock	Common Stock and Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
BALANCE AT JULY 29, 2023	4,066	$44,289	$1,639	$(1,575)	$44,353
Net income			10,320		10,320
Other comprehensive income (loss)				145	145
Issuance of common stock	78	714			714
Repurchase of common stock	(117)	(1,292)	(4,472)		(5,764)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(20)	(985)	(16)		(1,001)
Cash dividends declared ($1.58 per common share)			(6,384)		(6,384)
Share-based compensation		3,074			3,074
BALANCE AT JULY 27, 2024	4,007	$45,800	$1,087	$(1,430)	$45,457
Net income			10,180		10,180
Other comprehensive income (loss)				476	476
Issuance of common stock	80	736			736
Repurchase of common stock	(105)	(1,230)	(4,765)		(5,995)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(22)	(1,200)	(15)		(1,215)
Cash dividends declared ($1.62 per common share)			(6,437)		(6,437)
Share-based compensation		3,641			3,641
BALANCE AT JULY 26, 2025	3,960	$47,747	$50	$(954)	$46,843
Net income			13,267		13,267
Other comprehensive income (loss)				(2)	(2)
Issuance of common stock	85	805			805
Repurchase of common stock	(76)	(929)	(5,177)		(6,106)
Shares repurchased for tax withholdings on vesting of restricted stock units and other	(23)	(1,777)	(22)		(1,799)
Cash dividends declared ($1.66 per common share)			(6,553)		(6,553)
Share-based compensation		3,830			3,830
BALANCE AT JULY 25, 2026	3,946	$49,676	$1,565	$(956)	$50,285
See Notes to Consolidated Financial Statements.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements

1.Basis of Presentation
The fiscal year for Cisco Systems, Inc. (the “Company,” “Cisco,” “we,” “us,” or “our”) is the 52 or 53 weeks ending on the last Saturday in July. Fiscal 2026, fiscal 2025 and fiscal 2024 were each 52-week fiscal years. The Consolidated Financial Statements include our accounts and those of our subsidiaries and other entities in which we hold a controlling financial interest. All intercompany accounts and transactions have been eliminated. We conduct business globally and are primarily managed on a geographic basis in the following three geographic segments: the Americas; Europe, Middle East, and Africa (EMEA); and Asia Pacific, Japan, and China (APJC).
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
(c) Marketable equity securities Our marketable equity securities have readily determinable fair values (RDFV) and are measured at fair value, with changes recognized in other income (loss), net in the Consolidated Statements of Operations.
(d) Non-marketable equity securities Our non-marketable equity securities are investments in privately held entities, venture funds, and publicly traded entities that do not have RDFV. Privately held entities are measured under the measurement alternative. Investments accounted for under the measurement alternative are recorded at cost, less any impairment, plus or minus changes resulting from qualifying observable price changes. We account for non-marketable equity securities, such as our investments in venture funds, where we do not control, but are able to exert significant influence over, the investee, under the equity method. For certain of our investments in venture funds, we have elected to apply the net asset value (NAV) practical expedient to estimate the fair value of these investments. Securities in publicly traded entities that possess restrictions that are at the instrument level (“restricted equity securities”) are valued based on pricing models that use observable market inputs reduced by a discount for lack of marketability (“DLOM”).
(e) Impairments of Investments  For our available-for-sale debt securities in an unrealized loss position, we determine whether a credit loss exists. In this assessment, among other factors, we consider the extent to which the fair value is less than the amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security. If factors indicate a credit loss exists, an allowance for credit loss is recorded to other income (loss), net, limited by the amount that the fair value is less than the amortized cost basis. The amount of fair value change relating to all other factors is recognized in other comprehensive income (OCI).
We hold non-marketable equity securities which are included in other assets in the Consolidated Balance Sheets. We monitor these investments for impairments and make reductions in carrying values if we determine that an impairment charge is required based primarily on the financial condition and near-term prospects of these companies.
(f) Inventories  Inventories are stated at the lower of cost or net realizable value. Cost is computed using standard cost, which approximates actual cost, on a first-in, first-out basis. We write down inventory for estimated excess and obsolete quantities based on assumptions regarding future demand, product life cycles, planned product transitions, and the extent to which inventory is specific to a particular customer program, product design, or qualification. A significant portion of our inventory, together with the component purchase commitments described in Note 13(a), supports products sold to hyperscalers and other large customers. Purchase commitments with contract manufacturers and suppliers related to orders from these customers are based on our current demand forecasts and may be canceled, rescheduled, or modified with limited notice. Component lead

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

times for these products frequently exceed the notice period we receive for changes to customer orders. Certain of these components are qualified to a specific customer design or program and have limited alternative use, while others, including certain memory components, are more readily deployable across our product portfolio. As a result, reductions in our demand forecasts, changes in product architecture or design specifications, and changes in qualification requirements may cause inventory to be in excess of demand or be unusable in a salable product.
We also make deposits and prepayments to certain suppliers in advance of delivery under arrangements to secure supply and pricing for certain product components. These amounts are included in other current assets and other assets on our Consolidated Balance Sheets and are assessed for recoverability.
Inventory write-downs are recognized in cost of sales in the period in which the determination is made and establish a new cost basis for the affected inventory. That new cost basis is not subsequently increased if the underlying circumstances improve.
(g) Allowance for Accounts Receivable, Contract Assets and Financing Receivables  We estimate our allowances for credit losses using relevant available information from internal and external sources, related to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. When assessing for credit losses, we determine collectibility by pooling our assets with similar characteristics.
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
Probability of default rates are published quarterly by third-party credit agencies. Adjustments to our internal credit risk ratings may take into account various factors, including, but not limited to, various customer-specific factors, the potential sovereign risk of the geographic locations in which the customer is operating and macroeconomic conditions. These factors are updated regularly or when facts and circumstances indicate that an update is deemed necessary.
(h) Financing Receivables and Guarantees  We provide financing arrangements, including loan receivables and lease receivables, for certain qualified end users to build, maintain, and upgrade their networks, and we record accrued interest on the portfolio. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services (including technical support and professional services), and also may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of one year to three years on average. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average.
Outstanding financing receivables that are aged 31 days or more from the contractual payment date are considered past due. We do not accrue interest on financing receivables that are more than 120 days past due unless either the receivable has not been collected due to administrative reasons or the receivable is well secured and in the process of collection. Financing receivables may be placed on nonaccrual status earlier if, in management’s opinion, a timely collection of the full principal and interest becomes uncertain. After a financing receivable has been categorized as nonaccrual, interest will be recognized when cash is received. A financing receivable may be returned to accrual status after all of the customer’s delinquent balances of principal and interest have been settled, and the customer remains current for an appropriate period.
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
(i) Leases We lease real estate, information technology (IT) and other equipment and vehicles. We also have arrangements with certain suppliers and contract manufacturers which includes the leasing of dedicated space and equipment costs. Certain of our leases include options to extend or terminate. We include those options in the lease term when it is reasonably certain we will exercise them.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. As a lessor, we determine if an arrangement is a lease at inception. We provide leasing arrangements for our equipment to certain qualified customers. Our lease portfolio primarily consists of sales-type leases. We allocate the consideration in a bundled contract with our customers based on relative standalone selling prices of our lease and non-lease components. The residual value on our leased equipment is determined at the inception of the lease based on an analysis of estimates of the value of equipment, market factors and historical customer behavior. Residual value estimates are reviewed on a periodic basis and declines are expensed in the period they occur. Our leases generally provide an end-of-term option for the customer to extend the lease under mutually-agreed terms, return the leased equipment, or purchase the equipment for either the then-market value of the equipment or a pre-determined purchase price. If a customer chooses to terminate their lease prior to the original end of lease term, the customer is required to pay all remaining lease payments in full.
(j) Depreciation and Amortization  Property and equipment are stated at cost, less accumulated depreciation or amortization, whenever applicable. Depreciation and amortization expenses for property and equipment were approximately $0.7 billion for each of fiscal 2026, 2025, and 2024. Depreciation and amortization are computed using the straight-line method, generally over the following periods:

Asset Category	Period
Buildings	25 years
Building improvements	Up to 15 years
Leasehold improvements	Shorter of remaining lease term or up to 15 years
Production, engineering, computer and other equipment and related software	Up to 5 years
Operating lease assets	Based on lease term
Furniture and fixtures	5 years
(k) Business Combinations We allocate the fair value of the purchase consideration of our acquisitions to the tangible assets, liabilities, and intangible assets acquired, including in-process research and development (IPR&D), based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. IPR&D is initially capitalized at fair value as an intangible asset with an indefinite life and assessed for impairment thereafter. When an IPR&D project is completed, the IPR&D is reclassified as an amortizable purchased intangible asset and amortized over the asset’s estimated useful life. Acquisition-related expenses and related restructuring costs are recognized separately from the business combination and are expensed as incurred.
(l) Goodwill and Purchased Intangible Assets  Goodwill is tested for impairment on an annual basis in the fourth fiscal quarter and, when specific circumstances dictate, between annual tests. An impairment charge is recognized for the amount by which the reporting unit’s carrying amount exceeds its fair value, limited to the amount of goodwill allocated to that reporting unit. Identifying a potential impairment consists of comparing the fair value of a reporting unit with its carrying amount, including goodwill. Purchased intangible assets with finite lives are carried at cost, less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. See “Long-Lived Assets” for our policy regarding impairment testing of purchased intangible assets with finite lives. Purchased intangible assets with indefinite lives are assessed for potential impairment annually or when events or circumstances indicate that their carrying amounts might be impaired.
(m) Long-Lived Assets  Long-lived assets that are held and used by us are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability of long-lived assets is based on an estimate of the undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the difference between the fair value of the asset and its carrying value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(n) Fair Value  Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be either recorded or disclosed at fair value, we consider the principal or most advantageous market in which we would transact, and we also consider assumptions that market participants would use when pricing the asset or liability.
Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market to measure fair value:
Level 1: observable inputs that reflect quoted prices in active markets for identical assets or liabilities.
Level 2: inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data. We use inputs such as actual trade data, benchmark yields, broker/dealer quotes, and other similar data, which are obtained from quoted market prices, independent pricing vendors, or other sources, to determine the ultimate fair value of assets or liabilities.
Level 3: inputs are generally unobservable that are supported by little or no market data. The fair values are determined based on model-based techniques such as discounted cash flow models using inputs that we could not corroborate with market data.
(o) Derivative Instruments  We recognize derivative instruments as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the gain or loss is initially reported as a component of AOCI and subsequently reclassified into earnings when the hedged exposure affects earnings. For a derivative instrument designated as a net investment hedge of our foreign operations, the gain or loss is recorded in the cumulative translation adjustment within AOCI together with the offsetting loss or gain of the hedged exposure of the underlying foreign operations. For derivative instruments that are not designated as accounting hedges, changes in fair value are recognized in earnings in the period of change. We record derivative instruments in the statements of cash flows to operating, investing, or financing activities consistent with the cash flows of the hedged item.
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
(p) Foreign Currency Translation  Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of AOCI. Income and expense accounts are translated at average exchange rates during the year. Remeasurement adjustments are recorded in other income (loss), net.
(q) Concentrations of Risk  Cash and cash equivalents are maintained with several financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions with reputable credit and therefore bear minimal credit risk. We seek to mitigate our credit risks by spreading such risks across multiple counterparties and monitoring the risk profiles of these counterparties.
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
(r) Revenue Recognition  We enter into contracts with customers that can include various combinations of products and services which are generally distinct and accounted for as separate performance obligations, resulting in contracts that may contain multiple performance obligations. We determine whether arrangements are distinct based on whether the customer can

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

benefit from the product or service on its own or together with other resources that are readily available and whether our commitment to transfer the product or service to the customer is separately identifiable from other obligations in the contract. We classify our hardware, perpetual software licenses, and SaaS as distinct performance obligations. Term software licenses represent multiple obligations, which include software licenses and software maintenance. In transactions where we deliver hardware or software, we are typically the principal and we record revenue and costs of goods sold on a gross basis. We refer to our term software licenses, security software licenses, SaaS, and associated service arrangements as subscription offers. Revenue from subscription offers includes revenue recognized over time as well as upfront.
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
(s) Advertising Costs  We expense advertising costs as incurred. Advertising costs included within sales and marketing expenses were approximately $119 million, $186 million, and $210 million for fiscal 2026, 2025, and 2024, respectively.
(t) Share-Based Compensation Expense  We measure and recognize the compensation expense for all share-based awards made to employees and directors, including restricted stock units (RSUs), performance-based restricted stock units (PRSUs), employee stock purchases related to the Employee Stock Purchase Plan (Employee Stock Purchase Rights) and employee stock options based on estimated fair values. Share-based compensation expense is reduced for forfeitures as they occur.
(u) Software Development Costs  Software development costs, including costs to develop software sold, leased, or otherwise marketed, that are incurred subsequent to the establishment of technological feasibility are capitalized. Costs incurred during the application development stage for internal-use software and cloud-based applications are capitalized. Such software development costs capitalized during the periods presented were not material.
(v) Income Taxes  Income tax expense is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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
(w) Computation of Net Income per Share  Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Diluted shares outstanding includes the dilutive effect of in-the-money options, unvested restricted stock, and restricted stock units. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount the employee must pay for exercising stock options and the amount of compensation cost for future service that we have not yet recognized are collectively assumed to be used to repurchase shares.
(x) Consolidation of Variable Interest Entities  Our approach in assessing the consolidation requirement for variable interest entities focuses on identifying which enterprise has the power to direct the activities that most significantly impact the variable interest entity’s economic performance and which enterprise has the obligation to absorb losses or the right to receive benefits from the variable interest entity. Should we conclude that we are the primary beneficiary of a variable interest entity, the assets, liabilities, and results of operations of the variable interest entity will be included in our Consolidated Financial Statements.
(y) Use of Estimates  The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and judgments that affect the amounts reported in the Consolidated Financial Statements and accompanying notes. Estimates are used for the following, among others:
•Revenue recognition
•Allowances for accounts receivable and financing receivables
•Inventory valuation and liability for purchase commitments with contract manufacturers and suppliers
•Loss contingencies and product warranties
•Fair value measurements
•Valuation of non-marketable equity securities
•Valuation of goodwill and purchased intangible assets
•Income taxes
The actual results that we experience may differ materially from our estimates.
(z) Recent Accounting Updates Recently Adopted
Improvements on Income Tax Disclosures In December 2023, the Financial Accounting Standards Board (FASB) issued an accounting standard update that expands the requirements for disclosure of disaggregated information about the effective tax rate reconciliation and income taxes paid. We adopted this accounting standard update on a prospective basis for our fiscal 2026 Form 10-K. See Note 17.
(aa) Recent Accounting Standards or Updates Not Yet Effective as of Fiscal Year End
Disaggregation of Income Statement Expenses In November 2024, the FASB issued an accounting standard update expanding the disclosure requirements about specific expense categories, primarily through disaggregated information on income statement line items. The accounting standard update will be effective for our fiscal 2028 Form 10-K, and early adoption is permitted. We are currently evaluating the impact of this accounting standard update on our Consolidated Financial Statements.
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
The following table presents this disaggregation of revenue (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Product revenue:
Networking	$34,668	$28,304	$29,229
Security	8,232	8,094	5,075
Collaboration	4,300	4,154	4,113
Observability	1,095	1,055	837
Total Product	48,295	41,608	39,253
Services	15,030	15,046	14,550
Total revenue	$63,325	$56,654	$53,803
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
Security consists of our Network Security, Identity and Access Management, SASE, and Identity and Agentic Security offerings. These products consist of both hardware and software offerings, including software licenses and SaaS. Updates and upgrades for the term software licenses are critical for our software to perform its intended commercial purpose because of the continuous need for our software to secure our customers’ network environments against frequent threats. Therefore, security software licenses are generally represented by a single distinct performance obligation with revenue recognized ratably over the contract term. Our hardware and perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
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
Observability consists of our observability suite and network assurance offerings. These products consist primarily of software offerings, including software licenses and SaaS. Our perpetual software in this category are distinct performance obligations where revenue is recognized upfront upon transfer of control. Term software licenses are multiple performance obligations where the term license is recognized upfront upon transfer of control with the associated software maintenance revenue recognized ratably over the contract term. SaaS arrangements in this category have one distinct performance obligation which is satisfied over time with revenue recognized ratably over the contract term.
In addition to our product offerings, we provide a broad range of service and support options for our customers, including technical support services and professional services. Technical support services represent the majority of these offerings which are distinct performance obligations that are satisfied over time with revenue recognized ratably over the contract term. Professional services are distinct performance obligations that are satisfied over time with revenue recognized as services are delivered.

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
Subscription revenue includes revenue recognized from our term software licenses, security software licenses, SaaS, and associated service arrangements. Our subscription revenue is recorded in product and services revenue in our Consolidated Statements of Operations as follows (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Product	$18,314	$17,783	$14,078
Services	13,663	13,743	13,302
Total	$31,977	$31,526	$27,380
The majority of our product subscription revenue is recognized over time and the remainder is recognized upfront. Substantially all of our services subscription revenue is recognized over time based on the contract term.
(b)Contract Balances
Accounts Receivable
Accounts receivable, net was $7.5 billion as of July 25, 2026 compared to $6.7 billion as of July 26, 2025, as reported on the Consolidated Balance Sheets. We had a global channel partner that accounted for approximately 15% of accounts receivable as of July 25, 2026.
The allowances for credit loss for our accounts receivable are summarized as follows (in millions):

	July 25, 2026	July 26, 2025	July 27, 2024
Allowance for credit loss at beginning of fiscal year	$69	$87	$85
Provisions	24	33	36
Write-offs, net of recoveries	(15)	(51)	(34)
Allowance for credit loss at end of fiscal year	$78	$69	$87
Contract Assets and Liabilities
Gross contract assets by our internal risk ratings are summarized as follows (in millions):

	July 25, 2026	July 26, 2025
1 to 4	$1,355	$1,358
5 to 6	2,015	1,868
7 and Higher	99	73
Total	$3,469	$3,299
Contract assets consist of unbilled receivables and are recorded when revenue is recognized in advance of scheduled billings to our customers. These amounts are primarily related to software and service arrangements where transfer of control has occurred but we have not yet invoiced. As of July 25, 2026 and July 26, 2025, our contract assets for these unbilled receivables, net of allowances, were $3.4 billion and $3.2 billion, respectively, of which $1.9 billion and $1.7 billion, respectively, were included in other current assets, with remaining balances included in other assets.
Contract liabilities consist of deferred revenue. Deferred revenue was $29.8 billion as of July 25, 2026 compared to $28.8 billion as of July 26, 2025. We recognized approximately $16.4 billion of revenue during fiscal 2026 that was included in the deferred revenue balance at July 26, 2025.
(c)Capitalized Contract Acquisition Costs
We capitalize direct and incremental costs incurred to acquire contracts, primarily sales commissions, for which the associated revenue is expected to be recognized in future periods. We incur these costs in connection with both initial contracts and renewals. These costs are initially deferred and typically amortized over the term of the customer contract which corresponds to the period of benefit. Capitalized contract acquisition costs were $1.5 billion as of each of July 25, 2026 and July 26, 2025, and were included in other current assets and other assets. The amortization expense associated with these costs was $942 million,

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

$957 million, and $742 million for fiscal 2026, 2025, and 2024, respectively, and was included in sales and marketing expenses.

4.Acquisitions
(a)Acquisitions Summary
Fiscal 2026 Acquisitions
Allocation of the total purchase consideration for acquisitions we completed during fiscal 2026 is summarized as follows (in millions):

Fiscal 2026	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$550	$10	$190	$350
The total purchase consideration for acquisitions we completed during fiscal 2026 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $30 million.
The purchase price allocation for acquisitions completed during fiscal 2026 is preliminary and subject to revision as additional information about fair value of assets and liabilities becomes available. Additional information that existed as of the acquisition date but is currently unknown to us may become known during the remainder of the measurement period, a period not to exceed 12 months from the acquisition date.
Fiscal 2025 Acquisitions
Allocation of the total purchase consideration for acquisitions we completed during fiscal 2025 is summarized as follows (in millions):

Fiscal 2025	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Total acquisitions	$293	$(21)	$121	$193
The total purchase consideration related to our acquisitions completed during fiscal 2025 consisted primarily of cash consideration. The total cash and cash equivalents acquired from these acquisitions was approximately $15 million.
Fiscal 2024 Acquisitions
Allocation of the total purchase consideration for acquisitions we completed during fiscal 2024 is summarized as follows (in millions):

Fiscal 2024	Purchase Consideration	Net Tangible Assets Acquired (Liabilities Assumed)	Purchased Intangible Assets	Goodwill
Splunk	$27,090	$(2,761)	$10,550	$19,301
Other acquisitions	1,370	(47)	500	917
Total acquisitions	$28,460	$(2,808)	$11,050	$20,218
Acquisition of Splunk Inc.
On March 18, 2024, we completed the acquisition of Splunk Inc. (“Splunk”), a public cybersecurity and observability company. Under the terms of the agreement, we agreed to pay $157 per share in cash, representing approximately $27 billion in merger consideration. The total purchase consideration was allocated to $19.3 billion of goodwill, $10.6 billion of purchased intangible assets and $2.8 billion of net liabilities.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The goodwill generated from Splunk is primarily related to expected synergies. Goodwill is not deductible for income tax purposes.
Pro forma Financial Information
The unaudited pro forma financial information in the table below summarizes the combined results of our operations and Splunk’s operations, as though the acquisition of Splunk had been completed as of the beginning of fiscal 2024. The pro forma financial information for fiscal 2024 combines our results for this period with the results of Splunk for the period beginning August 1, 2023 through July 27, 2024.
The following table summarizes the pro forma financial information (in millions):

Year Ended	July 27, 2024
Total revenue	$56,761
Net income	$9,280
The pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition and the cost of financing the acquisition had taken place at the beginning of fiscal 2024. The financial information for the periods presented above includes pro forma adjustments for amortization of purchased intangible assets, costs related to financing the acquisition and transaction costs.
(b)Compensation Expense Related to Acquisitions
In connection with our acquisitions, we have agreed to pay certain additional amounts contingent upon the continued employment with Cisco of certain employees of the acquired entities.
The following table summarizes the compensation expense related to acquisitions (in millions):

	July 25, 2026	July 26, 2025	July 27, 2024
Compensation expense related to acquisitions	$360	$876	$618
As of July 25, 2026, we estimated that future cash compensation expense of up to $293 million may be required to be recognized pursuant to applicable acquisition agreements.
(c)Other Acquisition and Divestiture Information
Total transaction costs related to acquisition and divestiture activities during fiscal 2026, 2025, and 2024, inclusive of Splunk, were $18 million, $12 million and $104 million, respectively. These transaction costs were expensed as incurred in G&A in the Consolidated Statements of Operations.
The goodwill generated from acquisitions completed during fiscal 2026, 2025, and 2024 is primarily related to expected synergies. The goodwill is generally not deductible for income tax purposes.
The Consolidated Financial Statements include the operating results of each acquisition from the date of acquisition. Pro forma results of operations and the revenue and net income subsequent to the acquisition date for the acquisitions completed during fiscal 2026, 2025, and 2024, with the exception of Splunk, have not been presented because the effects of the acquisitions were not material to our financial results.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

5.Goodwill and Purchased Intangible Assets
(a)Goodwill
The following tables present the goodwill allocated to our reportable segments as of July 25, 2026 and July 26, 2025, as well as the changes to goodwill during fiscal 2026 and 2025 (in millions):

	Balance at July 26, 2025	Acquisitions	Foreign Currency Translation and Other	Balance at July 25, 2026
Americas	$36,468	$224	$(6)	$36,686
EMEA	14,397	87	(2)	14,482
APJC	8,271	39	(1)	8,309
Total	$59,136	$350	$(9)	$59,477

	Balance at July 27, 2024	Acquisitions, net of Divestitures	Foreign Currency Translation and Other	Balance at July 26, 2025
Americas	$36,169	$121	$178	$36,468
EMEA	14,283	47	67	14,397
APJC	8,208	23	40	8,271
Total	$58,660	$191	$285	$59,136
(b)Purchased Intangible Assets
The following tables present details of our intangible assets acquired through acquisitions completed during fiscal 2026 and 2025 (in millions, except years):

	FINITE LIVES				TOTAL
	CUSTOMER RELATED		TECHNOLOGY
Fiscal 2026	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Total acquisitions	1.0	$5	3.9	$185	$190

	FINITE LIVES				TOTAL
	CUSTOMER RELATED		TECHNOLOGY
Fiscal 2025	Weighted- Average Useful Life (in Years)	Amount	Weighted- Average Useful Life (in Years)	Amount	Amount
Total acquisitions	3.5	$16	3.8	$105	$121
The following tables present details of our purchased intangible assets with finite lives (in millions):

July 25, 2026	Gross	Accumulated Amortization	Net
Customer related	$6,243	$(2,038)	$4,205
Technology	5,067	(2,124)	2,943
Trade name	510	(101)	409
Total	$11,820	$(4,263)	$7,557

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

July 26, 2025	Gross	Accumulated Amortization	Net
Customer related	$6,341	$(1,268)	$5,073
Technology	5,254	(1,606)	3,648
Trade name	526	(72)	454
Total	$12,121	$(2,946)	$9,175
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
The following table presents the amortization of purchased intangible assets, including impairment charges (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Amortization of purchased intangible assets:
Cost of sales	$947	$1,174	$955
Operating expenses	916	1,028	698
Total	$1,863	$2,202	$1,653
The estimated future amortization expense of purchased intangible assets with finite lives as of July 25, 2026 is as follows (in millions):

Fiscal Year	Amount
2027	$1,534
2028	1,451
2029	1,329
2030	1,040
2031	586
Thereafter	1,617
Total	$7,557

6.Restructuring and Other Charges
In the fourth quarter of fiscal 2026, we announced a restructuring plan (the “Fiscal 2026 Plan”) to allow us to invest in key growth opportunities including silicon, optics, security and AI. The total pre-tax charges are estimated to be up to $1 billion consisting of severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2026 Plan, we incurred charges of $511 million in fiscal 2026. The aggregate pre-tax charges are primarily cash-based and consist of severance and other one-time termination benefits, and other costs. We expect this plan to be substantially completed by the end of fiscal 2027.
We initiated a restructuring plan in fiscal 2025 (the “Fiscal 2025 Plan”), in order to allow us to invest in key growth opportunities and drive more efficiencies in our business. In connection with the Fiscal 2025 Plan, we incurred charges of $182 million in fiscal 2026. The aggregate pre-tax charges were primarily cash-based and consisted of severance and other one-time termination benefits, and other costs. In connection with the Fiscal 2025 Plan, we incurred cumulative charges of $926 million and the plan is substantially complete.
We initiated a restructuring plan in fiscal 2024 (the “Fiscal 2024 Plan”), in order to realign the organization and enable further investment in key priority areas. In connection with the Fiscal 2024 Plan, we incurred cumulative charges of $654 million and

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

the plan is complete. The aggregate pretax charges related to this plan were primarily cash-based and consisted of severance and other one-time termination benefits and other costs.
The following table summarizes the activities related to our restructuring liability, which was included in other current liabilities on our Consolidated Balance Sheets (in millions):

	FISCAL 2026 PLAN		FISCAL 2025 AND PRIOR PLANS
	Employee Severance	Other	Employee Severance	Other	Total
Liability as of July 29, 2023	$—	$—	$167	$46	$213
Charges	—	—	731	58	789
Cash payments	—	—	(677)	(14)	(691)
Non-cash and other	—	—	—	(37)	(37)
Liability as of July 27, 2024	—	—	221	53	274
Charges	—	—	617	127	744
Cash payments	—	—	(752)	(18)	(770)
Non-cash and other	—	—	2	(103)	(101)
Liability as of July 26, 2025	—	—	88	59	147
Charges	450	61	142	40	693
Cash payments	(154)	(1)	(178)	(32)	(365)
Non-cash and other	—	(54)	(3)	(38)	(95)
Liability as of July 25, 2026	$296	$6	$49	$29	$380

7.Balance Sheet and Other Details
The following tables provide details of selected balance sheet and other items (in millions, except percentages):
Cash, Cash Equivalents, Restricted Cash and Restricted Cash Equivalents

	July 25, 2026	July 26, 2025
Cash and cash equivalents	$7,218	$8,346
Restricted cash and restricted cash equivalents included in other current assets	9	564
Total	$7,227	$8,910
In the table above, our restricted cash and restricted cash equivalents are funds primarily related to contractual obligations with suppliers.
Inventories

	July 25, 2026	July 26, 2025
Raw materials	$2,796	$1,744
Work in process	1,140	261
Finished goods	1,525	933
Service-related spares	224	220
Demonstration systems	9	6
Total	$5,694	$3,164

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Property and Equipment, Net

	July 25, 2026	July 26, 2025
Gross property and equipment:
Land, buildings, and building and leasehold improvements	$4,093	$4,045
Production, engineering, computer and other equipment and related software	5,441	5,178
Operating lease assets	51	51
Furniture, fixtures and other	287	316
Total gross property and equipment	9,872	9,590
Less: accumulated depreciation and amortization	(7,112)	(7,477)
Total	$2,760	$2,113
Remaining Performance Obligations (RPO)

	July 25, 2026	July 26, 2025
Product	$23,436	$21,572
Services	23,298	21,961
Total	$46,734	$43,533

Short-term RPO	$22,776	$21,723
Long-term RPO	23,958	21,810
Total	$46,734	$43,533

Deferred revenue	$29,781	$28,779
Unbilled contract revenue	16,953	14,754
Total	$46,734	$43,533
RPO is comprised of deferred revenue plus unbilled contract revenue. Unbilled contract revenue represents noncancelable contracts, primarily subscription arrangements, for which we have not invoiced, have an obligation to perform, and revenue has not yet been recognized in the financial statements.
As of July 25, 2026, we expect to recognize approximately 49% of total remaining performance obligations as revenue over the next 12 months, approximately 39% between one year and three years, and approximately 12% thereafter.
Deferred Revenue

	July 25, 2026	July 26, 2025
Product	$13,817	$13,490
Services	15,964	15,289
Total	$29,781	$28,779
Reported as:
Current	$16,988	$16,416
Noncurrent	12,793	12,363
Total	$29,781	$28,779

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

8.Leases
(a)Lessee Arrangements
The following table presents our operating lease balances (in millions):

	Balance Sheet Line Item	July 25, 2026	July 26, 2025
Operating lease ROU assets	Other assets	$1,395	$1,301

Operating lease liabilities	Other current liabilities	$404	$375
Operating lease liabilities	Other long-term liabilities	1,248	1,175
Total operating lease liabilities		$1,652	$1,550
The components of our lease expenses were as follows (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Operating lease expense	$536	$495	$420
Short-term lease expense	103	77	75
Variable lease expense	326	191	194
Total lease expense	$965	$763	$689
Supplemental information related to our operating leases is as follows (in millions):

Years Ended	July 25, 2026	July 26, 2025
Cash paid for amounts included in the measurement of lease liabilities — operating cash flows	$517	$457
ROU assets obtained in exchange for operating leases liabilities	$592	$660
The weighted-average lease term was 5.7 years as of each of July 25, 2026 and July 26, 2025. The weighted-average discount rate was 4.0% and 4.1% as of July 25, 2026 and July 26, 2025, respectively.
The maturities of our operating leases (undiscounted) as of July 25, 2026 are as follows (in millions):

Fiscal Year	Amount
2027	$461
2028	339
2029	262
2030	219
2031	182
Thereafter	411
Total lease payments	1,874
Less interest	(222)
Total	$1,652
(b)Lessor Arrangements
Our leases primarily represent sales-type leases with terms of four years on average. We provide leasing of our equipment and complementary third-party products primarily through our channel partners and distributors, for which the income arising from these leases is recognized through interest income. Interest income for fiscal 2026, 2025, and 2024 was $56 million, $66 million and $65 million, respectively, and was included in interest income in the Consolidated Statement of Operations. The net investment of our lease receivables is measured at the commencement date as the gross lease receivable, residual value less unearned income and allowance for credit loss. For additional information, see Note 9.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments on our lease receivables as of July 25, 2026 are summarized as follows (in millions):

Fiscal Year	Amount
2027	$345
2028	181
2029	127
2030	149
2031	139
Total	941
Less: Present value of lease payments	(858)
Unearned income	$83
Actual cash collections may differ from the contractual maturities due to early customer buyouts, refinancings, or defaults.

9.Financing Receivables
(a)Financing Receivables
Financing receivables primarily consist of loan receivables and lease receivables. Loan receivables represent financing arrangements related to the sale of our hardware, software, and services (including technical support and professional services), and also may include additional funding for other costs associated with network installation and integration of our products and services. Loan receivables have terms of one year to three years on average. Lease receivables represent sales-type leases resulting from the sale of Cisco’s and complementary third-party products and are typically collateralized by a security interest in the underlying assets. Lease receivables consist of arrangements with terms of four years on average.
A summary of our financing receivables is presented as follows (in millions):

July 25, 2026	Loan Receivables	Lease Receivables	Total
Gross	$7,457	$941	$8,398
Residual value	—	67	67
Unearned income	—	(83)	(83)
Allowance for credit loss	(40)	(10)	(50)
Total, net	$7,417	$915	$8,332
Reported as:
Current	$3,024	$368	$3,392
Noncurrent	4,393	547	4,940
Total, net	$7,417	$915	$8,332

July 26, 2025	Loan Receivables	Lease Receivables	Total
Gross	$5,628	$982	$6,610
Residual value	—	66	66
Unearned income	—	(99)	(99)
Allowance for credit loss	(37)	(13)	(50)
Total, net	$5,591	$936	$6,527
Reported as:
Current	$2,715	$346	$3,061
Noncurrent	2,876	590	3,466
Total, net	$5,591	$936	$6,527
The fair value of our short-term loan receivables and financed service contracts approximates their carrying value due to their short duration. The aggregate carrying value of our long-term loan receivables and financed service contracts as of July 25,

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

2026 and July 26, 2025 was $4.4 billion and $2.9 billion, respectively. The estimated fair value of our long-term loan receivables and financed service contracts approximates their carrying value. We use significant unobservable inputs in determining discounted cash flows to estimate the fair value of our long-term loan receivables and financed service contracts, and therefore they are categorized as Level 3 in the fair value hierarchy.
(b)Credit Quality of Financing Receivables
The tables below present our gross financing receivables, excluding residual value, less unearned income, categorized by our internal credit risk rating by period of origination (in millions):

July 25, 2026		Fiscal Year
Internal Credit Risk Rating	Prior	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	July 25, 2026	Total
Loan Receivables:
1 to 4	$5	$39	$164	$681	$1,282	$2,479	$4,650
5 to 6	8	8	79	226	760	1,685	2,766
7 and Higher	—	1	2	8	16	14	41
Total Loan Receivables	$13	$48	$245	$915	$2,058	$4,178	$7,457
Lease Receivables:
1 to 4	$—	$7	$63	$139	$176	$158	$543
5 to 6	—	7	39	69	76	115	306
7 and Higher	—	—	1	4	1	3	9
Total Lease Receivables	$—	$14	$103	$212	$253	$276	$858
Total	$13	$62	$348	$1,127	$2,311	$4,454	$8,315

July 26, 2025		Fiscal Year
Internal Credit Risk Rating	Prior	July 31, 2021	July 30, 2022	July 29, 2023	July 27, 2024	July 26, 2025	Total
Loan Receivables:
1 to 4	$2	$83	$236	$371	$1,258	$1,556	$3,506
5 to 6	2	56	53	167	561	1,248	2,087
7 and Higher	—	—	6	9	4	16	35
Total Loan Receivables	$4	$139	$295	$547	$1,823	$2,820	$5,628
Lease Receivables:
1 to 4	$—	$9	$23	$112	$187	$207	$538
5 to 6	—	6	25	77	120	103	331
7 and Higher	—	—	1	3	8	2	14
Total Lease Receivables	$—	$15	$49	$192	$315	$312	$883
Total	$4	$154	$344	$739	$2,138	$3,132	$6,511

The following tables present the aging analysis of gross receivables as of July 25, 2026 and July 26, 2025 (in millions):

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 25, 2026	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables
Loan receivables	$31	$14	$12	$57	$7,400	$7,457	$7	$1
Lease receivables	9	2	3	14	844	858	1	—
Total	$40	$16	$15	$71	$8,244	$8,315	$8	$1

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

	DAYS PAST DUE (INCLUDES BILLED AND UNBILLED)
July 26, 2025	31 - 60	61 - 90	91+	Total Past Due	Current	Total	120+ Still Accruing	Nonaccrual Financing Receivables
Loan receivables	$18	$18	$16	$52	$5,576	$5,628	$4	$5
Lease receivables	7	3	6	16	867	883	4	1
Total	$25	$21	$22	$68	$6,443	$6,511	$8	$6
Past due financing receivables are those that are 31 days or more past due according to their contractual payment terms. The data in the preceding tables is presented by contract, and the aging classification of each contract is based on the oldest outstanding receivable, and therefore past due amounts also include unbilled and current receivables within the same contract.
(c)Allowance for Credit Loss Rollforward
The allowances for credit loss and the related financing receivables are summarized as follows (in millions):

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 26, 2025	$37	$13	$50
Provisions (benefits)	3	(4)	(1)
Foreign exchange and other	—	1	1
Allowance for credit loss as of July 25, 2026	$40	$10	$50

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 27, 2024	$50	$15	$65
Provisions (benefits)	(6)	(3)	(9)
Recoveries (write-offs), net	(9)	—	(9)
Foreign exchange and other	2	1	3
Allowance for credit loss as of July 26, 2025	$37	$13	$50

	CREDIT LOSS ALLOWANCES
	Loan Receivables	Lease Receivables	Total
Allowance for credit loss as of July 29, 2023	$53	$19	$72
Provisions (benefits)	1	(3)	(2)
Recoveries (write-offs), net	(4)	(1)	(5)
Allowance for credit loss as of July 27, 2024	$50	$15	$65

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

10.Investments
Investments Measured on a Recurring Basis
The following tables summarize our cash equivalents, available-for-sale debt investments and marketable equity securities measured at fair value on a recurring basis (in millions):

		July 25, 2026
						Reported as
	Fair Value Level	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value	Cash equivalents	Investments
U.S. government securities	Level 2	$1,627	$1	$(15)	$1,613	$—	$1,613
U.S. government agency securities	Level 2	41	—	—	41	—	41
Non-U.S. government and agency securities	Level 2	452	—	(1)	451	126	325
Corporate debt securities	Level 2	2,493	1	(48)	2,446	45	2,401
Mortgage- and asset-backed securities	Level 2	156	—	(4)	152	—	152
Commercial paper	Level 2	3,285	—	—	3,285	533	2,752
Certificates of deposit	Level 2	1,080	—	—	1,080	25	1,055
Money market funds	Level 1	4,868	—	—	4,868	4,868	—
Marketable equity securities	Level 1				361	—	361
Total		$14,002	$2	$(68)	$14,297	$5,597	$8,700

		July 26, 2025
						Reported as
	Fair Value Level	Cost or Amortized Cost	Gross Unrealized Gains	Gross Unrealized and Credit Losses	Fair Value	Cash equivalents	Investments	Other current assets
U.S. government securities	Level 2	$1,971	$2	$(12)	$1,961	$—	$1,961	$—
U.S. government agency securities	Level 2	67	—	—	67	—	67	—
Non-U.S. government and agency securities	Level 2	458	—	—	458	—	458	—
Corporate debt securities	Level 2	3,139	13	(61)	3,091	1	3,090	—
Mortgage- and asset-backed securities	Level 2	320	—	(34)	286	—	286	—
Commercial paper	Level 2	1,286	—	—	1,286	336	950	—
Certificates of deposit	Level 2	569	—	—	569	—	569	—
Money market funds	Level 1	6,448	—	—	6,448	5,885	—	563
Marketable equity securities	Level 1				383	—	383	—
Total		$14,258	$15	$(107)	$14,549	$6,222	$7,764	$563
For more discussion on the fair value measurement of our non-marketable equity securities, see below.
Available-for-sale Debt Investments
The following table presents the gross realized gains and gross realized losses related to available-for-sale debt investments (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Gross realized gains	$14	$10	$7
Gross realized losses	(28)	(110)	(74)
Total	$(14)	$(100)	$(67)

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following tables present the breakdown of the available-for-sale debt investments with gross unrealized losses and the duration that those losses had been unrealized at July 25, 2026 and July 26, 2025 (in millions):

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 25, 2026	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,449	$(15)	$52	$—	$1,501	$(15)
U.S. government agency securities	38	—	—	—	38	—
Non-U.S. government and agency securities	227	(1)	—	—	227	(1)
Corporate debt securities	1,549	(20)	547	(2)	2,096	(22)
Mortgage- and asset-backed securities	129	(1)	20	(3)	149	(4)
Commercial paper	99	—	—	—	99	—
Total	$3,491	$(37)	$619	$(5)	$4,110	$(42)

	UNREALIZED LOSSES LESS THAN 12 MONTHS		UNREALIZED LOSSES 12 MONTHS OR GREATER		TOTAL
July 26, 2025	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. government securities	$1,076	$(6)	$302	$(6)	$1,378	$(12)
U.S. government agency securities	8	—	21	—	29	—
Non-U.S. government and agency securities	292	—	—	—	292	—
Corporate debt securities	106	—	1,800	(35)	1,906	(35)
Mortgage- and asset-backed securities	5	—	279	(34)	284	(34)
Commercial paper	30	—	—	—	30	—
Total	$1,517	$(6)	$2,402	$(75)	$3,919	$(81)
The following table summarizes the maturities of our available-for-sale debt investments as of July 25, 2026 (in millions):

	Amortized Cost	Fair Value
Within 1 year	$5,217	$5,190
After 1 year through 5 years	2,937	2,904
After 5 years through 10 years	95	93
Mortgage- and asset-backed securities with no single maturity	156	152
Total	$8,405	$8,339
Actual maturities may differ from the contractual maturities because borrowers may have the right to call or prepay certain obligations.
Marketable Equity Securities
We held marketable equity securities of $361 million and $383 million as of July 25, 2026 and July 26, 2025, respectively. We recognized net unrealized losses of $7 million and net unrealized gains of $108 million and $71 million for fiscal 2026, 2025, and 2024, respectively, on our marketable securities still held as of the reporting date.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

Non-Marketable Equity Securities
Our non-marketable equity securities are investments in privately held entities, venture funds, and publicly traded entities that do not have RDFV. The carrying value of these investments are summarized below (in millions):

	July 25, 2026	July 26, 2025
Initial cost of non-marketable equity securities measured under the measurement alternative	$1,106	$975
Cumulative upward adjustments	893	195
Cumulative downward adjustments, including impairments	(637)	(597)
Non-marketable equity securities under measurement alternative	1,362	573
Restricted equity securities	731	—
Consolidated investments	857	508
Non-marketable equity securities under NAV, equity method and other	1,080	840
Total	$4,030	$1,921
Our non-marketable equity securities measured using the measurement alternative are recorded to fair value on a non-recurring basis. The carrying value of these securities are adjusted for observable transactions for identical or similar investments of the same issuer or impairment. These securities are classified as Level 3 in the fair value hierarchy because we estimate the value based on valuation methods using the observable transaction price at the transaction date and other unobservable inputs such as volatility, rights, and obligations of the securities we hold.
The gross upward adjustments and downward adjustments, including impairments, on our non-marketable equity securities measured under the measurement alternative are summarized below (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Upward adjustments	$698	$11	$1
Downward adjustments, including impairments	(19)	(77)	(166)
Net adjustments	$679	$(66)	$(165)
Restricted equity securities are measured at fair value on a recurring basis and are classified as Level 2 in the fair value hierarchy, as they are valued based on pricing models that use observable market inputs reduced by a DLOM. The fair value of these restricted equity securities was $731 million as of July 25, 2026, and we recognized unrealized gains of $320 million in fiscal 2026.
Our non-marketable equity securities classified as consolidated investments include venture funds that qualified for investment company specific accounting, the accounts of which are consolidated within our financial statements under the voting interest entity model. The noncontrolling interest attributed to these investments was $354 million and $162 million as of July 25, 2026 and July 26, 2025, respectively, and is included in the equity section of the Consolidated Balance Sheets. The share of earnings attributable to the noncontrolling interest attributed to these investments is not material for any of the fiscal years presented and is included in other income (loss), net in the Consolidated Statements of Operations.
Of the total carrying value of our non-marketable equity securities as of July 25, 2026, $1.1 billion of such investments are considered to be in variable interest entities which are unconsolidated.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

11.Borrowings
(a)Short-Term Debt
The following table summarizes our short-term debt (in millions, except percentages):

	July 25, 2026		July 26, 2025
	Amount	Effective Rate	Amount	Effective Rate
Current portion of senior fixed-rate notes	$3,498	3.89%	$1,749	4.15%
Commercial paper	6,661	3.84%	3,482	4.37%
Current portion of other debt	2	1.13%	1	1.13%
Total	$10,161		$5,232
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
(b)Long-Term Debt
The following table summarizes our long-term debt (in millions, except percentages):

		July 25, 2026		July 26, 2025
	Maturity Date	Amount	Effective Rate	Amount	Effective Rate
Senior fixed-rate notes:
4.90%	February 26, 2026	$—	—	$1,000	5.00%
2.95%	February 28, 2026	—	—	750	3.01%
2.50%	September 20, 2026	1,500	2.55%	1,500	2.55%
4.80%	February 26, 2027	2,000	4.90%	2,000	4.90%
4.55%	February 24, 2028	1,000	4.61%	1,000	4.61%
4.85%	February 26, 2029	2,500	4.91%	2,500	4.91%
4.75%	February 24, 2030	1,000	4.73%	1,000	4.73%
4.95%	February 26, 2031	2,500	5.04%	2,500	5.04%
4.95%	February 24, 2032	1,000	4.94%	1,000	4.94%
5.05%	February 26, 2034	2,500	4.97%	2,500	4.97%
5.10%	February 24, 2035	1,250	5.11%	1,250	5.11%
5.90%	February 15, 2039	2,000	6.11%	2,000	6.11%
5.50%	January 15, 2040	2,000	5.67%	2,000	5.67%
5.30%	February 26, 2054	2,000	5.28%	2,000	5.28%
5.50%	February 24, 2055	750	5.49%	750	5.49%
5.35%	February 26, 2064	1,000	5.42%	1,000	5.42%
Other debt		2	1.13%	3	1.13%
Total		23,002		24,753
Unaccreted discount/issuance costs		(130)		(142)
Total		$22,872		$24,611

Reported as:
Current portion of long-term debt		$3,500		$1,750
Long-term debt		19,372		22,861
Total		$22,872		$24,611
As of July 25, 2026 and July 26, 2025, the estimated fair value of our short-term debt approximates its carrying value due to the short maturities. As of July 25, 2026, the fair value of our senior notes was $22.7 billion, with a carrying amount of $22.9

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

billion. This compares to a fair value of $25.0 billion and a carrying amount of $24.6 billion as of July 26, 2025. The fair value of the senior notes was determined based on observable market prices in a less active market and was categorized as Level 2 in the fair value hierarchy.
Our cash paid for interest was $1.4 billion, $1.5 billion and $0.6 billion for fiscal 2026, 2025, and 2024, respectively. Interest is payable semiannually on each class of the senior fixed-rate notes. Each of the senior fixed-rate notes is redeemable by us at any time, subject to a make-whole premium. The senior fixed-rate notes rank at par with the commercial paper notes that have been issued pursuant to our short-term debt financing program, as discussed above under “(a) Short-Term Debt.” As of July 25, 2026, we were in compliance with all debt covenants.
As of July 25, 2026, future principal payments for long-term debt, including the current portion, are summarized as follows (in millions):

Fiscal Year	Amount
2027	$3,502
2028	1,000
2029	2,500
2030	1,000
2031	2,500
Thereafter	12,500
Total	$23,002
(c)Credit Facility
On February 2, 2024, we entered into an amended and restated 5-year $5.0 billion unsecured revolving credit agreement. The interest rate for the credit agreement is determined based on a formula using certain market rates. The credit agreement requires that we comply with certain covenants, including that we maintain an interest coverage ratio (defined in the agreement as the ratio of consolidated EBITDA to consolidated interest expense) of not less than 3.0 to 1.0. As of July 25, 2026, we were in compliance with all associated covenants and we had not borrowed any funds under our credit agreement.

12.Derivative Instruments
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The fair values of our derivative instruments and the line items on the Consolidated Balance Sheets to which they were recorded are summarized as follows (in millions):

	DERIVATIVE ASSETS			DERIVATIVE LIABILITIES
	Balance Sheet Line Item	July 25, 2026	July 26, 2025	Balance Sheet Line Item	July 25, 2026	July 26, 2025
Derivatives designated as hedging instruments:
Foreign currency derivatives	Other current assets	$49	$17	Other current liabilities	$2	$2
Foreign currency derivatives	Other assets	43	10	Other long-term liabilities	—	2
Total		92	27		2	4
Derivatives not designated as hedging instruments:
Foreign currency derivatives	Other current assets	7	3	Other current liabilities	48	17
Foreign currency derivatives	Other assets	1	2	Other long-term liabilities	43	10
Total		8	5		91	27
Total		$100	$32		$93	$31
Our derivative instruments are primarily classified as Level 2 in the fair value hierarchy, as they are not actively traded and are valued using pricing models that use observable market inputs.
The effect on the Consolidated Statements of Operations of derivative instruments not designated as hedges is summarized as follows (in millions):

		GAINS (LOSSES) FOR THE YEARS ENDED
Derivatives Not Designated as Hedging Instruments	Line Item in Statements of Operations	July 25, 2026	July 26, 2025	July 27, 2024
Foreign currency derivatives	Other income (loss), net	$(81)	$102	$(162)
Total return swaps—deferred compensation	Operating expenses and other	147	56	91
Equity derivatives	Other income (loss), net	—	—	2
Total		$66	$158	$(69)
The notional amounts of our outstanding derivatives are summarized as follows (in millions):

	July 25, 2026	July 26, 2025
Foreign currency derivatives	$8,686	$8,978
Total return swaps—deferred compensation	1,307	1,087
Total	$9,993	$10,065
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

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

13.Commitments and Contingencies
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
Certain of these inventory purchase commitments are directly with suppliers, and relate to fixed-dollar commitments to secure supply and pricing for certain product components for multi-year periods. In addition, certain of these inventory purchase commitments are related to long-term supply agreements for fixed quantities of certain memory components for which pricing is variable based on current market values. In certain instances, these agreements allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed.
The following table summarizes our inventory purchase commitments with contract manufacturers and suppliers by period (in millions):

	July 25, 2026	July 26, 2025
Less than 1 year	$14,341	$7,202
1 to 3 years	2,558	320
3 to 5 years	266	77
Total	$17,165	$7,599
A significant portion of these commitments supports products sold to hyperscalers and other large customers. Purchase commitments with contract manufacturers and suppliers related to orders from these customers are based on our current demand forecasts and may be canceled, rescheduled, or modified with limited notice. Certain committed components are qualified to a specific customer design and have limited alternative use; others, including certain memory components, are more readily deployable across our product portfolio.
We record a liability for firm, noncancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts, and for commitments related to components that can no longer be used in a salable product, consistent with the valuation of our excess and obsolete inventory. As of July 25, 2026 and July 26, 2025, the liability for these purchase commitments was $294 million and $206 million, respectively, and was included in other current liabilities.
(b)Other Commitments
We have certain funding commitments, primarily related to our non-marketable equity securities. The funding commitments were $0.4 billion and $0.3 billion as of July 25, 2026 and July 26, 2025, respectively. The funding commitments and the

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

carrying value of our non-marketable equity securities, collectively, represent our maximum exposure related to non-marketable equity securities.
(c)Product Warranties
The following table summarizes the activity related to the product warranty liability (in millions):

	July 25, 2026	July 26, 2025	July 27, 2024
Balance at beginning of fiscal year	$399	$362	$329
Provisions for warranties issued	415	403	425
Adjustments for pre-existing warranties	(1)	42	22
Settlements	(441)	(408)	(414)
Balance at end of fiscal year	$372	$399	$362
We accrue for warranty costs as part of our cost of sales based on associated material product costs, labor costs for technical support staff, and associated overhead. Our products are generally covered by a warranty for periods ranging from 90 days to five years, and for some products we provide a limited lifetime warranty.
(d)Financing and Other Guarantees
In the ordinary course of business, we provide financing guarantees for various third-party financing arrangements that are extended to channel partners and end users. Payments under these financing guarantee arrangements were not material for the periods presented.
Channel Partner Financing Guarantees   We facilitate arrangements for third-party financing extended to channel partners, consisting of revolving short-term financing, with payment terms generally ranging from 60 to 90 days. These financing arrangements facilitate the working capital requirements of the channel partners, and, in some cases, we guarantee a portion of these arrangements. The volume of channel partner financing was $29.9 billion, $24.9 billion, and $27.1 billion in fiscal 2026, 2025, and 2024, respectively. The balance of the channel partner financing subject to guarantees was $1.2 billion and $1.3 billion as of July 25, 2026 and July 26, 2025, respectively.
Financing Guarantee Summary   The aggregate amounts of channel partner financing guarantees outstanding at July 25, 2026 and July 26, 2025, representing the total maximum potential future payments under financing arrangements with third parties along with the related deferred revenue, are summarized in the following table (in millions):

	July 25, 2026	July 26, 2025
Maximum potential future payments	$127	$123
Deferred revenue	(12)	(13)
Total	$115	$110
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
The remaining asserted claims by Brazilian federal tax authorities are for calendar years 2004 through 2007, and the remaining asserted claims by the tax authorities from the state of Sao Paulo are for calendar years 2005 through 2007. The total remaining asserted claims by Brazilian state and federal tax authorities aggregate to $153 million for the alleged evasion of import and other taxes, $969 million for interest, and $315 million for various penalties, all determined using an exchange rate as of July 25, 2026.
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
Centripetal Centripetal Networks, Inc. (“Centripetal”) filed various patent litigations in the U.S., Germany, and France. These cases have either concluded with findings of non-infringement or invalidity or are in various stages of appeals. In the U.S., there was an appeal from our win in the Eastern District of Virginia that was pending in the Federal Circuit Court of Appeals, and on April 29, 2026, the Federal Circuit affirmed the District Court’s non-infringement decision, and one Patent Trial and Appeal Board (“PTAB”) inter partes review decision that was remanded to the PTAB for further proceedings in which the PTAB found all claims unpatentable. In Germany, there was an infringement hearing on one patent on April 2, 2026, during which the German Court announced its preliminary opinion that Cisco does not infringe, and an appeal hearing in a related invalidity proceeding set for November 10, 2026. In France, Centripetal also filed an infringement case alleging infringement of the French counterpart to U.S. and German patents previously found to not be infringed. Those proceedings are ongoing and there is a final hearing set for October 8, 2026.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

14.Stockholders’ Equity
(a)Stock Repurchase Program
In September 2001, our Board of Directors authorized a stock repurchase program. As of July 25, 2026, the remaining authorized amount for stock repurchases under this program was approximately $8.1 billion, with no termination date.
Our stock repurchase activity under the stock repurchase program, reported based on the trade date, is summarized as follows (in millions, except per-share amounts):

Years Ended	Shares	Weighted-Average Price per Share	Amount
July 25, 2026	76	$80.26	$6,106
July 26, 2025	105	$56.53	$5,995
July 27, 2024	117	$49.45	$5,764
Amounts may not recalculate due to rounding.
The purchase price for the shares of our stock repurchased is reflected as a reduction to stockholders’ equity.
We are required to allocate the purchase price of the repurchased shares as (i) a reduction to retained earnings or an increase to accumulated deficit and (ii) a reduction of common stock and additional paid-in capital.
(b)Dividends Declared
On August 12, 2026, our Board of Directors declared a quarterly dividend of $0.42 per common share to be paid on October 21, 2026, to all stockholders of record as of the close of business on October 2, 2026. Future dividends will be subject to the approval of our Board of Directors.
(c)Preferred Stock
Under the terms of our Amended and Restated Certificate of Incorporation, the Board of Directors is authorized to issue preferred stock in one or more series and, in connection with the creation of such series, to fix by resolution the designation, powers (including voting powers (if any)), preferences and relative, participating, optional or other special rights, if any, of such series, and any qualifications, limitations or restrictions thereof, of the shares of such series. As of July 25, 2026, we have not issued any shares of preferred stock.

15.Employee Benefit Plans
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
Under the 2005 Plan’s share reserve feature, a distinction is made between the number of shares in the reserve attributable to (i) stock options and SARs and (ii) “full value” awards (i.e., stock grants and stock units). Shares issued as stock grants, pursuant to stock units or pursuant to the settlement of dividend equivalents are counted against shares available for issuance under the 2005 Plan on a 1.5-to-1 ratio. For each share awarded as restricted stock or a restricted stock unit award under the 2005 Plan, 1.5 shares was deducted from the available share-based award balance. If awards issued under the 2005 Plan are forfeited or terminated for any reason before being exercised or settled, then the shares underlying such awards, plus the number of additional shares, if any, that counted against shares available for issuance under the 2005 Plan at the time of grant as a result of

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

the application of the share ratio described above, will become available again for issuance under the 2005 Plan. As of July 25, 2026, 131 million shares were authorized for future grant under the 2005 Plan.
(b)Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan under which eligible employees are offered shares through a 24-month offering period, which consists of four consecutive 6-month purchase periods. Employees may purchase a limited amount of shares of our stock at a discount of up to 15% of the lesser of the fair market value at the beginning of the offering period or the end of each 6-month purchase period. The Employee Stock Purchase Plan is scheduled to terminate on the earlier of (i) January 3, 2030 and (ii) the date on which all shares available for issuance under the Employee Stock Purchase Plan are sold pursuant to exercised purchase rights. We issued 19 million, 18 million, and 20 million shares under the Employee Stock Purchase Plan in fiscal 2026, 2025, and 2024, respectively. As of July 25, 2026, 31 million shares were available for issuance under the Employee Stock Purchase Plan.
(c)Summary of Share-Based Compensation Expense
Share-based compensation expense consists of expenses for RSUs and stock purchase rights, granted to employees or assumed from acquisitions. The following table summarizes share-based compensation expense and the income tax benefit for share-based compensation (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Cost of sales—product	$254	$255	$214
Cost of sales—services	335	329	300
Share-based compensation expense in cost of sales	589	584	514
Research and development	1,734	1,625	1,316
Sales and marketing	999	918	846
General and administrative	448	476	375
Restructuring and other charges	60	38	23
Share-based compensation expense in operating expenses	3,241	3,057	2,560
Total share-based compensation expense	$3,830	$3,641	$3,074
Income tax benefit for share-based compensation	$1,175	$871	$696
As of July 25, 2026, the total compensation cost related to unvested share-based awards not yet recognized was $4.8 billion, which is expected to be recognized over approximately 1.6 years on a weighted-average basis.
(d)Restricted Stock Unit Awards
A summary of the restricted stock and stock unit activity, which includes time-based and performance-based or market-based RSUs, is as follows (in millions, except per-share amounts):

	Restricted Stock/ Stock Units	Weighted-Average Grant Date Fair Value per Share	Aggregate Fair Value
UNVESTED BALANCE AT JULY 29, 2023	122	$44.04
Granted and assumed	63	48.97
Vested	(58)	43.46	$2,906
Canceled/forfeited/other	(10)	45.65
UNVESTED BALANCE AT JULY 27, 2024	117	46.86
Granted and assumed	70	55.73
Vested	(65)	46.95	$3,707
Canceled/forfeited/other	(9)	48.04
UNVESTED BALANCE AT JULY 26, 2025	113	52.26
Granted and assumed	53	75.75
Vested	(67)	50.47	$5,435
Canceled/forfeited/other	(2)	83.39
UNVESTED BALANCE AT JULY 25, 2026	97	$65.51

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
The assumptions for the valuation of time-based RSUs and PRSUs are summarized as follows:

	RESTRICTED STOCK UNITS
Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Number of shares granted (in millions)	50	65	60
Grant date fair value per share	$76.00	$55.93	$48.71
Weighted-average assumptions/inputs:
Expected dividend yield	2.2%	2.7%	3.0%
Range of risk-free interest rates	3.4% – 4.4%	3.5% – 4.9%	4.2% – 5.6%

	PERFORMANCE BASED RESTRICTED STOCK UNITS
Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Number of shares granted (in millions)	2	4	3
Grant date fair value per share	$70.86	$54.50	$59.31
The assumptions for the valuation of employee stock purchase rights are summarized as follows:

	EMPLOYEE STOCK PURCHASE RIGHTS
Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Weighted-average assumptions:
Expected volatility	22.7%	22.5%	28.3%
Risk-free interest rate	4.9%	5.0%	2.9%
Expected dividend	3.3%	3.3%	3.5%
Expected life (in years)	1.3	1.3	1.2
Weighted-average estimated grant date fair value per share	$12.52	$12.18	$11.59
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
(f)Employee 401(k) Plans
We sponsor the Cisco Systems, Inc. 401(k) Plan (the “Plan”) to provide retirement benefits for our employees. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides for tax-deferred salary contributions and after-tax contributions for eligible employees. The Plan allows employees to contribute up to 75% of their annual eligible earnings to the Plan on a pretax and after-tax basis, including Roth contributions. Employee contributions are limited to a maximum annual amount as set periodically by the Internal Revenue Code. We match pretax and Roth employee contributions up to 100% of the first 4.5% of eligible earnings that are contributed by employees. Therefore, the maximum matching contribution that we may allocate to each participant’s account will not exceed $16,200 for the 2026 calendar year due to the $360,000 annual limit on eligible earnings imposed by the Internal Revenue Code. All matching contributions vest immediately. Our matching contributions to the Plan totaled $385 million, $373 million, and $358 million in fiscal 2026, 2025, and 2024, respectively.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The Plan allows employees who meet the age requirements and reach the Plan contribution limits to make catch-up contributions (pretax or Roth) not to exceed the lesser of 75% of their annual eligible earnings or the limit set forth in the Internal Revenue Code. Catch-up contributions are not eligible for matching contributions. In addition, the Plan provides for discretionary profit-sharing contributions as determined by the Board of Directors. Such contributions to the Plan are allocated among eligible participants in the proportion of their salaries to the total salaries of all participants. There were no discretionary profit-sharing contributions made in fiscal 2026, 2025, and 2024.
We also sponsor other 401(k) plans as a result of acquisitions of other companies. Our contributions to these plans were not material to Cisco on either an individual or aggregate basis for any of the fiscal years presented.
(g)Deferred Compensation Plans
The Cisco Systems, Inc. Deferred Compensation Plan (the “Deferred Compensation Plan”), a nonqualified deferred compensation plan, became effective in 2007. As required by applicable law, participation in the Deferred Compensation Plan is limited to a select group of our management employees. Under the Deferred Compensation Plan, which is an unfunded and unsecured deferred compensation arrangement, a participant may elect to defer base salary, bonus, and/or commissions, pursuant to such rules as may be established by Cisco, up to the maximum percentages for each deferral election as described in the plan. We may also, at our discretion, make a matching contribution to the employee under the Deferred Compensation Plan. A matching contribution equal to 4.5% of eligible compensation in excess of the Internal Revenue Code limit for qualified plans for calendar year 2026 that is deferred by participants under the Deferred Compensation Plan (with a $1.5 million cap on eligible compensation) will be made to eligible participants’ accounts at the end of calendar year 2026. The total deferred compensation liability under the Deferred Compensation Plan, together with deferred compensation plans assumed from acquired companies, was approximately $1.5 billion and $1.2 billion as of July 25, 2026 and July 26, 2025, respectively, and was recorded primarily in other long-term liabilities.

16.Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, and the other comprehensive income (loss) are summarized as follows (in millions):

	Net Unrealized Gains (Losses) on Available-for-Sale Investments	Net Unrealized Gains (Losses) Cash Flow Hedging Instruments	Cumulative Translation Adjustment and Actuarial Gains (Losses)	Accumulated Other Comprehensive Income (Loss)
BALANCE AT JULY 29, 2023	$(440)	$18	$(1,153)	$(1,575)
Other comprehensive income (loss) before reclassifications	193	128	(115)	206
(Gains) losses reclassified out of AOCI	67	(49)	(2)	16
Tax benefit (expense)	(61)	(18)	2	(77)
BALANCE AT JULY 27, 2024	(241)	79	(1,268)	(1,430)
Other comprehensive income (loss) before reclassifications	152	29	304	485
(Gains) losses reclassified out of AOCI	100	(47)	—	53
Tax benefit (expense)	(68)	4	2	(62)
BALANCE AT JULY 26, 2025	(57)	65	(962)	(954)
Other comprehensive income (loss) before reclassifications	12	104	(71)	45
(Gains) losses reclassified out of AOCI	14	(41)	1	(26)
Tax benefit (expense)	—	(15)	(6)	(21)
BALANCE AT JULY 25, 2026	$(31)	$113	$(1,038)	$(956)

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

17.Income Taxes
(a)Provision for Income Taxes
The provision for income taxes consists of the following (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Federal:
Current	$1,385	$956	$1,939
Deferred	(256)	(838)	(883)
	1,129	118	1,056
State:
Current	271	431	388
Deferred	452	(250)	11
	723	181	399
Foreign:
Current	860	665	559
Deferred	30	(44)	(100)
	890	621	459
Total	$2,742	$920	$1,914
Income before provision for income taxes consists of the following (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
United States	$14,062	$9,500	$10,790
International	1,947	1,600	1,444
Total	$16,009	$11,100	$12,234
The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following for fiscal 2026 (in millions, except percentages):

Year Ended	July 25, 2026
Federal statutory rate	$3,362	21.0%
State taxes, net of federal tax benefit (1)	565	3.5
Foreign tax effects	300	1.9
Effect of cross-border tax laws:
Foreign-derived intangible income deduction	(625)	(3.9)
Subpart F inclusion	285	1.8
Other	15	0.1
Tax credits:
R&D tax credits	(430)	(2.7)
Foreign tax credits	(592)	(3.7)
Other credits	(4)	—
Nontaxable or nondeductible items:
Stock-based compensation	(292)	(1.8)
Other	(19)	(0.2)
Changes in unrecognized tax benefits	177	1.1
Total	$2,742	17.1%
(1) California state tax made up the majority (greater than 50 percent) of the tax effect in this category.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes consist of the following for fiscal 2025 and 2024:

Years Ended	July 26, 2025	July 27, 2024
Federal statutory rate	21.0%	21.0%
Effect of:
State taxes, net of federal tax benefit	1.3	2.8
Foreign income at other than U.S. rates	0.7	(0.3)
Tax credits	(2.7)	(2.4)
Foreign-derived intangible income deduction	(6.0)	(5.5)
Stock-based compensation	0.7	0.7
Impact of the Tax Act	(6.5)	—
Other, net	(0.2)	(0.7)
Total	8.3%	15.6%
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
During fiscal 2025, we changed our assertion regarding our intent to indefinitely reinvest $6.5 billion of undistributed earnings for certain foreign subsidiaries and determined that those earnings are no longer considered permanently reinvested.
During fiscal 2024, we resolved all remaining items with the IRS related to the audit of our federal income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016. As a result of this resolution, we recognized a net benefit to the provision for income taxes of $55 million, which included a reduction of interest expense of $18 million.
Cash paid for income taxes, net of refunds, for fiscal 2026 is as follows (in millions):

Year Ended	July 25, 2026
Federal	$3,672
State	360
Foreign	789
Total	$4,821
We made our final transition tax payment of $2.3 billion in fiscal 2026 as a result of the Tax Act.
Our cash paid for income taxes, net was $3.9 billion and $7.4 billion for fiscal 2025 and 2024, respectively.
Unrecognized Tax Benefits
The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Beginning balance	$2,337	$2,156	$2,137
Additions based on tax positions related to the current year	270	283	205
Additions for tax positions of prior years	128	81	256
Reductions for tax positions of prior years	(112)	(68)	(344)
Settlements	(37)	(75)	(53)
Lapse of statute of limitations	(96)	(40)	(45)
Ending balance	$2,490	$2,337	$2,156
As of July 25, 2026, $1.7 billion of the unrecognized tax benefits would affect the effective tax rate if realized. We recognized net interest expense of $44 million, $77 million and $21 million during fiscal 2026, 2025, and 2024, respectively. Our net penalty expense for fiscal 2026, 2025, and 2024 was not material. Our total accrual for interest and penalties was $539 million, $497 million, and $401 million as of the end of fiscal 2026, 2025, and 2024, respectively. We are no longer subject to U.S.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

federal income tax audit for returns covering tax years through fiscal 2016. We are no longer subject to foreign or state income tax audits for returns covering tax years through fiscal 2003 and fiscal 2015, respectively.
As a result of the resolution of the IRS audit of our federal tax income tax returns for the fiscal years ended July 26, 2014 through July 30, 2016, the amount of gross unrecognized tax benefits was reduced by approximately $245 million in fiscal 2024.
(b)Deferred Tax Assets and Liabilities
The following table presents the breakdown for net deferred tax assets (in millions):

	July 25, 2026	July 26, 2025
Deferred tax assets	$7,109	$7,356
Deferred tax liabilities	(85)	(75)
Total net deferred tax assets	$7,024	$7,281
The following table presents the components of the deferred tax assets and liabilities (in millions):

	July 25, 2026	July 26, 2025
ASSETS
Inventory write-downs and capitalization	$684	$532
Deferred foreign income	178	221
IPR&D and purchased intangible assets	878	961
Depreciation	208	242
Deferred revenue	1,819	1,933
Credits and net operating loss carryforwards	1,490	1,350
Share-based compensation expense	360	319
Accrued compensation	248	175
Lease liabilities	400	379
Capitalized research expenditures	4,396	4,182
Other	555	678
Gross deferred tax assets	11,216	10,972
Valuation allowance	(1,408)	(910)
Total deferred tax assets	9,808	10,062
LIABILITIES
Goodwill and purchased intangible assets	(1,946)	(2,288)
ROU lease assets	(340)	(315)
Unrealized gains on investments	(341)	(50)
Other	(157)	(128)
Total deferred tax liabilities	(2,784)	(2,781)
Total net deferred tax assets	$7,024	$7,281

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The changes in the valuation allowance for deferred tax assets are summarized as follows (in millions):

	July 25, 2026	July 26, 2025	July 27, 2024
Balance at beginning of fiscal year	$910	$1,024	$754
Additions	498	33	148
Additions from Splunk	—	—	147
Deductions	(2)	(4)	(4)
Write-offs	—	(145)	(20)
Foreign exchange and other	2	2	(1)
Balance at end of fiscal year	$1,408	$910	$1,024
We increased our valuation allowance in fiscal 2026, primarily due to the expectation that our future California taxable income will be insufficient to fully utilize our accumulated California tax credits and net operating loss carryforwards.
As of July 25, 2026, our federal, state, and foreign net operating loss carryforwards for income tax purposes were $265 million, $2.3 billion, and $616 million, respectively. A significant amount of the net operating loss carryforwards relates to acquisitions and, as a result, is limited in the amount that can be recognized in any one year. If not utilized, the federal, state, and foreign net operating loss carryforwards will begin to expire in fiscal 2027. We have provided a valuation allowance of $65 million and $102 million for deferred tax assets related to state and foreign net operating losses respectively that are not expected to be realized.
As of July 25, 2026, our federal, state, and foreign tax credit carryforwards for income tax purposes were $5 million, $1.9 billion, and $17 million, respectively. If not utilized, the federal and foreign tax credit carryforwards will begin to expire in fiscal 2027 and fiscal 2032, respectively. The majority of state tax credit carryforwards do not expire. We have provided a valuation allowance of $1.2 billion for deferred tax assets related to state and foreign tax credit carryforwards that are not expected to be realized.

18.Segment Information and Major Customers
(a)Revenue and Gross Margin by Segment
We conduct business globally and are primarily managed on a geographic basis consisting of three segments: the Americas, EMEA, and APJC. Our chief executive officer is the chief operating decision maker (CODM). The CODM reviews certain financial information for each segment, to evaluate performance and allocate resources by comparing actual performance to our annual targets. Performance of each segment is measured based on segment revenue and segment gross margin. Sales are attributed to a segment based on the location of the customer. Our CODM does not use assets to measure performance of our operating segments.
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

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

The following summarizes our revenue and gross margin by segment and the significant expenses by each segment for fiscal 2026, 2025, and 2024 (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Revenue:
Americas	$37,799	$33,656	$31,971
EMEA	16,613	14,824	14,117
APJC	8,914	8,174	7,716
Total	$63,325	$56,654	$53,803
Gross margin:
Americas	$24,625	$22,962	$21,372
EMEA	11,835	10,545	9,755
APJC	5,933	5,431	5,187
Segment total	42,392	38,938	36,312
Unallocated corporate items	(1,532)	(2,148)	(1,484)
Total	$40,860	$36,790	$34,828

Supplemental information about our significant expenses:
Americas:
Cost of sales — product	$10,712	$8,206	$8,077
Cost of sales — services	2,463	2,487	2,523
Segment total	$13,174	$10,694	$10,600

EMEA:
Cost of sales — product	$3,621	$3,138	$3,264
Cost of sales — services	1,158	1,140	1,098
Segment total	$4,778	$4,279	$4,362

APJC:
Cost of sales — product	$2,270	$2,010	$1,838
Cost of sales — services	711	734	690
Segment total	$2,982	$2,743	$2,529
Amounts may not sum due to rounding.
Revenue in the United States was $34.4 billion, $30.4 billion, and $28.7 billion for fiscal 2026, 2025, and 2024, respectively.

CISCO SYSTEMS, INC.
Notes to Consolidated Financial Statements (Continued)

(b)Revenue for Groups of Similar Products and Services
We design and sell IP-based networking and other products related to the communications and IT industry and provide services associated with these products and their use.
The following table presents revenue for groups of similar products and services (in millions):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Revenue:
Networking	$34,668	$28,304	$29,229
Security	8,232	8,094	5,075
Collaboration	4,300	4,154	4,113
Observability	1,095	1,055	837
Total Product	48,295	41,608	39,253
Services	15,030	15,046	14,550
Total	$63,325	$56,654	$53,803
Amounts may not sum due to rounding.
(c)Additional Segment Information
We had a global channel partner that accounted for approximately 11% of our total revenue in fiscal 2026. No single customer accounted for 10% or more of revenue in fiscal 2025 or 2024.
Our long-lived assets are based on the physical location of the assets. The following table presents our long-lived assets, which consists of property and equipment, net and operating lease ROU assets information for geographic areas (in millions):

	July 25, 2026	July 26, 2025
Long-lived assets:
United States	$2,815	$2,370
International	1,340	1,044
Total	$4,155	$3,414

19.Net Income per Share
The following table presents the calculation of basic and diluted net income per share (in millions, except per-share amounts):

Years Ended	July 25, 2026	July 26, 2025	July 27, 2024
Net income	$13,267	$10,180	$10,320
Weighted-average shares—basic	3,953	3,976	4,043
Effect of dilutive potential common shares	34	22	19
Weighted-average shares—diluted	3,987	3,998	4,062
Net income per share—basic	$3.36	$2.56	$2.55
Net income per share—diluted	$3.33	$2.55	$2.54
Antidilutive employee share-based awards, excluded	8	78	82

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
There was no change in our internal control over financial reporting during our fourth quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Rule 10b5-1 Trading Arrangements
On June 6, 2026, Nichlas A. Fink, Cisco’s Senior Vice President and Chief Accounting Officer, adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. Mr. Fink’s trading plan provides for the sale of 14,440 gross shares, plus any related dividend-equivalent shares earned with respect to such shares and excluding, as applicable, any shares withheld to satisfy tax withholding obligations in connection with the net settlement of the equity awards. Mr. Fink’s trading plan is scheduled to terminate on June 25, 2027, subject to early termination for certain specified events set forth therein.

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
The additional information required by this item is included in our Proxy Statement related to the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after July 25, 2026 (the “Proxy Statement”) and is incorporated herein by reference.

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

3.Exhibits
See the “Index to Exhibits” beginning on page 100 of this report.

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of September 20, 2023, by and among Cisco Systems, Inc., Spirit Merger Corp. and Splunk Inc.	8-K	001-39940	2.1	9/21/2023
3.1	Amended and Restated Certificate of Incorporation of Cisco Systems, Inc., as currently in effect	8-K12B	001-39940	3.1	1/25/2021
3.2	Amended and Restated Bylaws of Cisco Systems, Inc., as currently in effect	8-K	001-39940	3.2	8/25/2025
4.1	Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	2/17/2009
4.2	Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	11/17/2009
4.3	Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	000-18225	4.1	3/3/2014
4.4	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated February 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.1	2/16/2021
4.5	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated November 17, 2009, between Cisco Systems, Inc. and the Bank of New York Mellon Trust Company, N.A., as trustee	10-Q	001-39940	4.2	2/16/2021
4.6	First Supplemental Indenture, dated January 25, 2021 to the Indenture, dated March 3, 2014, between the Company and The Bank of New York Mellon Trust Company	10-Q	001-39940	4.3	2/16/2021
4.7	Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	001-39940	4.1	2/26/2024
4.8	First Supplemental Indenture, dated as of February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, for 4.900% Senior Notes due 2026, 4.800% Senior Notes due 2027, 4.850% Senior Notes due 2029, 4.950% Senior Notes due 2031, 5.050% Senior Notes due 2034, 5.300% Senior Notes due 2054 and 5.350% Senior Notes due 2064	8-K	001-39940	4.2	2/26/2024
4.9	Second Supplemental Indenture, dated as of February 24, 2025 to the Indenture, dated February 26, 2024, between Cisco Systems, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee, relating to the issuance of the 4.550% Senior Notes due 2028, 4.750% Senior Notes due 2030, 4.950% Senior Notes due 2032, 5.100% Senior Notes due 2035 and 5.500% Senior Notes due 2055	8-K	001-39940	4.2	2/24/2025
4.10	Forms of Global Note for the registrant’s 5.90% Senior Notes due 2039	8-K	000-18225	4.1	2/17/2009
4.11	Forms of Global Note for the registrant’s 4.45% Senior Notes due 2020 and 5.50% Senior Notes due 2040	8-K	000-18225	4.1	11/17/2009
4.12	Form of Officer’s Certificate setting forth the terms of the Fixed and Floating Notes issued in September 2016	8-K	000-18225	4.1	9/20/2016
4.13	Description of Registrant’s Securities	10-K	001-39940	4.13	9/9/2021

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1*	Cisco Systems, Inc. 2005 Stock Incentive Plan (including related form agreements)					X
10.2*	Cisco Systems, Inc. Employee Stock Purchase Plan	10-Q	001-39940	10.1	11/18/2025
10.3*	Cisco Systems, Inc. Deferred Compensation Plan, as amended	10-Q	001-39940	10.3	11/22/2022
10.4*	Cisco Systems, Inc. Executive Incentive Plan	8-K	000-18225	10.2	12/12/2017
10.5*	Form of Indemnity Agreement	8-K12B	001-39940	10.1	1/25/2021
10.6†	Third Amended and Restated Credit Agreement, dated as of February 2, 2024, by and among Cisco Systems, Inc., certain lenders party thereto, and Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer	8-K	001-39940	10.1	2/8/2024
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Registrant					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on page 102 of this Annual Report on Form 10-K)					X
31.1	Rule 13a–14(a)/15d–14(a) Certification of Principal Executive Officer					X
31.2	Rule 13a–14(a)/15d–14(a) Certification of Principal Financial Officer					X
32.1	Section 1350 Certification of Principal Executive Officer					X
32.2	Section 1350 Certification of Principal Financial Officer					X
97.1	Compensation Recovery Policy	10-K	001-39940	97.1	9/5/2024
101.INS	Inline XBRL Instance Document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)					X

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). Cisco agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.
*	Indicates a management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

September 2, 2026	CISCO SYSTEMS, INC.

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

Signature	Title	Date

/S/ CHARLES H. ROBBINS	Chair and Chief Executive Officer	September 2, 2026
Charles H. Robbins	(Principal Executive Officer)

/S/ MARK PATTERSON	Executive Vice President and Chief Financial Officer	September 2, 2026
Mark Patterson	(Principal Financial Officer)

/S/ NICHLAS A. FINK	Senior Vice President and Chief Accounting Officer	September 2, 2026
Nichlas A. Fink	(Principal Accounting Officer)

Signature	Title	Date

/S/ MICHAEL D. CAPELLAS	Lead Independent Director	September 2, 2026
Michael D. Capellas

/S/ MARK GARRETT	Director	September 2, 2026
Mark Garrett

/S/ JOHN D. HARRIS II	Director	September 2, 2026
John D. Harris II

/S/ KRISTINA M. JOHNSON	Director	September 2, 2026
Dr. Kristina M. Johnson

/S/ SARAH RAE MURPHY	Director	September 2, 2026
Sarah Rae Murphy

/S/ PETER A. SHIMER	Director	September 2, 2026
Peter A. Shimer

/S/ MARIANNA TESSEL	Director	September 2, 2026
Marianna Tessel

/S/ KEVIN WEIL	Director	September 2, 2026
Kevin Weil